Form 10-K
period 2010-12-31
PRUDENTIAL FINANCIAL INC
filed 2011-02-25
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $24.92 billion and 464 million shares of the Common Stock were outstanding. As of January 31, 2011, 484 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2010, and January 31, 2011, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2010.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the acquisition of certain insurance operations of American International Group, Inc. in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $784 billion of assets under management as of December 31, 2010, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through proprietary and third party distribution networks. Our principal executive offices are located in Newark, New Jersey.

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

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. As of December 31, 2010, the general account investment portfolio totaled $209.9 billion for the Financial Services Businesses and $65.6 billion for the Closed Block Business. For additional information on our investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments” and Note 4 to the Consolidated Financial Statements.

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

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments; (2) cash flows from such assets; (3) assets resulting from the reinvestment of such cash flows; (4) cash flows from the Closed Block Policies; and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside the Closed Block by Prudential Insurance to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside the Closed Block that initially represented the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve. We refer to these additional assets and invested assets outside the Closed Block collectively as the Surplus and Related Assets. The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into statutory investment income over the expected remaining life of the investments sold or impaired.

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

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. Our focus on innovative product design coupled with our risk management strategies, as discussed below, has contributed to growth in our business in recent years and a reduced risk profile. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses, banks, and insurance agents, including Prudential Agents and the agency distribution force of The Allstate Corporation, or Allstate. In the second half of 2006, we began distributing our annuity products through Allstate’s agency distribution force, as discussed below.

On June 1, 2006, we acquired Allstate’s variable annuity business through a reinsurance transaction for $635 million of total consideration. Beginning June 1, 2006, the assets acquired and liabilities assumed and the results of operations of the acquired variable annuity business have been included in our consolidated financial statements. The acquisition increased our scale and third party distribution capabilities in the U.S., including access to the Allstate-affiliated broker-dealer. The integration of the variable annuity business acquired from Allstate was completed during the second quarter of 2008.

Competition

The Individual Annuities segment competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management allows us to offer these features and helps to hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an automatic rebalancing element, also referred to as an asset transfer feature, and externally purchased hedging instruments. The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio), according to a static mathematical formula as discussed in more detail below. By transferring assets to the more stable investment, the automatic rebalancing element helps to reduce our risk associated with the optional living benefit. We have benefited from the impact of market disruptions on some of our competitors, certain of which have either exited the variable annuity marketplace or have implemented product modifications in recent years to increase pricing and scale back product features. Although we have implemented similar modifications, we believe our modified product offerings have remained competitively positioned. While new competitors are entering the market and others have become more aggressive in product design and pricing, we believe our product offerings and differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element and most sales include the highest daily guaranteed contract value feature which is described below. In addition to our product features, we also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms, the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy, we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, and the impact of risks that are not able to be hedged.

As of December 31, 2010, 73% of total variable annuity account values contain a living benefit feature and 76% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design. The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For information regarding the account values and net amount at risk associated with contracts which include the automatic rebalancing element, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Net Amount at Risk.”

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. Consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported through Corporate and Other operations. For information regarding the results of our hedging program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of the hedges under that program are reported within Corporate and Other operations. Additionally, as mentioned above, to the extent we decide to hedge to an amount that differs from our target hedge definition in our living benefit hedge program, those results would also be reported through Corporate and Other operations. We continue to assess the composition of the hedging program on an ongoing basis.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—U.S. Individual Life and Group Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, wirehouses, banks, and Allstate’s proprietary distribution force. Our distribution efforts are supported by a network of 308 internal and external wholesalers as of December 31, 2010.

Underwriting and Pricing

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We receive administrative service fees from many of the proprietary and non-proprietary mutual funds. We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the automatic rebalancing element discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates, mortality rates, as well as margins for adverse deviation. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. For variable and fixed annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans. For clients with combinations of defined contribution, defined benefit and non-qualified plans, we offer integrated recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of rollover products through our broker-dealer, Prudential Investment Management Services LLC, our bank, Prudential Bank & Trust, FSB, and certain of our insurance companies. In addition, in our institutional investment products business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, investment-only stable value products, structured settlement annuities, and group annuities, for defined contribution plans, defined benefit plans, non-qualified plans, and individuals. Results of our institutional investment products business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

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

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. We have seen a trend towards unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety and flexibility of available funds and their performance are key selection criteria to plan sponsors and intermediaries. In recent years, there has been consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. However, the market remains competitive with few dominant players.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, which are supported by the financial strength ratings of our U.S. insurance companies. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. In recent years, market disruptions and rating agency downgrades have caused some of our competitors to withdraw from the institutional market. A continuing lack of supply to the stable value wrap market has created a significant growth opportunity, which has resulted in a material increase in this business activity.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we offer a variety of general and separate account stable value products and other fee-based separate accounts, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels. Revenue is generated from asset-based fees, recordkeeping and other advisory fees. For certain stable value products discussed below, profits result from the spread between the rate of return on investments we earn and the interest rates we credit, less expenses. In connection with non-qualified retirement and deferred compensation plans, we earn recordkeeping fees and commissions on products sold to finance the sponsor’s plan liability. Prudential Financial’s asset management units earn fees from the management of the general account assets supporting retirement products, including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Our full service general account and separate account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. We earn administrative fees for providing recordkeeping and other administrative services for these products. In addition, we earn profits from partially participating products from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses.

We also offer fee-based separate account products, through which customer funds are held in a separate account, retail mutual funds, institutional funds, or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee backed by the general account. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, and hedge certain of the related risks utilizing externally purchased hedging instruments.

Our full service offerings are supported by participant communications and education programs, and a broad range of plan consulting services, including non-discrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified deferred compensation plan administration, including executive benefit solutions and financing strategies, investment advisory services, and merger and acquisition support.

We also offer a broad range of brokerage and banking solutions, including rollover individual retirement accounts, or IRA’s, mutual funds, and guaranteed income products. Our rollover products and services are marketed to participants who terminate or retire from organizations that are clients of our retirement plan recordkeeping services.

Institutional Investment Products

The institutional investment products business primarily offers products to the stable value and payout annuity markets. In addition to the profits discussed below, Prudential Financial’s asset management units earn fees from the management of the general account assets supporting retirement products and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Stable Value Markets.    Our stable value markets area manufactures investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only general account products are GICs, funding agreements, retail notes and institutional notes. This area also manufactures general and separate account and client-owned trust stable value products, the results of which are reflected in the full service business. We also offer investment-only stable value wrap products through which customers’ funds are held in either a client-owned trust or a separate account. We pass investment results through to the customer, subject to a minimum interest rate guarantee backed by the general account and earn fees for providing this guarantee.

Our investment-only general account products offered within this market contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses. The credited interest rates we offer and the volume of issuance are impacted by many factors, including the financial strength ratings of our U.S. insurance companies, overall market conditions, and other competitive factors.

Payout Annuity Markets.    Our payout annuity markets area offers traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the emerging experience related to investment returns, timing of mortality, timing of retirement, and the level of expenses being more or less favorable than assumed in the original pricing. The volume of issuance of these products is impacted by many factors, including the financial strength ratings of our U.S. insurance companies.

We also provide participating separate account annuity contracts, which are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

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

In our stable value markets area within our institutional investment products business, we distribute GICs and funding agreements to institutional investors through our direct sales force and through intermediaries. We also have a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes may be used by Prudential Financial to purchase funding agreements from Prudential Insurance. Proceeds from the retail notes may also be used for general corporate purposes. In February 2009, Prudential Insurance also began issuing funding agreements directly to the Federal Home Loan Bank of New York.

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

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using pricing models that consider the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity markets area, our models also use assumptions for mortality and early retirement risks. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Management continuously monitors cash flow experience and works closely with our Asset Liability Management and Risk Management groups to review performance and ensure compliance with our investment policies. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with thorough underwriting, pricing and active asset/liability matching portfolio management.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity products. We base these reserves on assumptions we believe to be appropriate for investment yield, expenses, mortality rates, retirement, as well as margins for adverse deviation as appropriate. For accumulation products, we establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates.

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

We earn asset management fees which are typically based upon a percentage of assets under management. In certain asset management fee arrangements, we also receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Transaction fees are earned as a percentage of the transaction price associated with the sale or purchase of assets in certain funds, primarily related to real estate. In addition, we earn commercial mortgage servicing fees and investment results from proprietary investing.

Competition

The Asset Management segment competes with numerous asset managers and other financial institutions. In the markets for our asset management products, we compete based on a number of factors, including investment performance, investment philosophy and process, talent, organizational stability and the client relationship. Our private placement and commercial mortgage businesses compete based on price, terms, execution and the strength of our relationship with the borrower. The competition will vary depending on the product or service being offered.

Operating Data

The following tables set forth the assets under management of the investment management and advisory services group of our Asset Management segment at fair value by asset class and source as of the dates indicated.

	December 31, 2010
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$51.3	$160.4	$23.6	$235.3
Retail customers(2)	72.7	27.0	1.5	101.2
General account	4.1	195.8	0.9	200.8

Total	$128.1	$383.2	$26.0	$537.3

	December 31, 2009
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$47.9	$120.3	$20.2	$188.4
Retail customers(2)	58.2	24.6	1.6	84.4
General account	3.7	179.3	1.0	184.0

Total	$109.8	$324.2	$22.8	$456.8

	December 31, 2008
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$38.6	$96.8	$25.8	$161.2
Retail customers(2)	38.3	21.5	1.8	61.6
General account	3.2	168.6	0.8	172.6

Total	$80.1	$286.9	$28.4	$395.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

(3)	Includes private fixed income and commercial mortgage assets of institutional customers of $10.9 billion as of December 31, 2010, $10.1 billion as of December 31, 2009 and $9.1 billion as of December 31, 2008, and private fixed income and commercial mortgage assets in our general account of $72.5 billion, $64.5 billion and $61.7 billion, as of those dates, respectively.

Products and Services

In our asset management areas, we offer the following products and services:

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios for U.S. and international, institutional and retail clients, as well as for our general account. Our products include traditional broad market fixed income strategies and single-sector strategies. We manage traditional asset-liability strategies, as well as customized asset-liability strategies. We also manage hedge strategies, as well as collateralized loan obligations. We also serve as a non-custodial securities lending agent.

Portfolios are managed by seasoned portfolio managers across six sector specialist teams: Corporate, Leveraged Finance, Emerging Markets, Global Rates and Securitized Products, Municipals and Money Markets. A separate team is dedicated to securities lending activities. All strategies are managed using a research-based approach, supported by significant credit research, quantitative research, and risk management organizations.

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly-traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly-owned registered investment advisors, Jennison Associates LLC and Quantitative Management Associates LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional and private clients through separately-managed accounts and commingled vehicles, including mutual funds through subadvisory relationships. Jennison Associates also manages fixed income portfolios for institutional clients through discretionary accounts and commingled vehicles, including mutual funds through subadvisory relationships. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and subadvisory clients, including mutual funds, using proprietary quantitative models tailored to meet client objectives.

Private Fixed Income Asset Management

Our private fixed income organization provides asset management services by investing in private placement investment grade debt, private placement below investment grade debt, and mezzanine debt securities. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, insurance company separate accounts, and private fund structures. A majority of the private placement investments are directly originated by our investment staff.

Commercial Mortgage Origination and Servicing

Our commercial mortgage operations provide mortgage origination, asset management and servicing for our general account, institutional clients, and government-sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. Through the third quarter of 2008, we had originated shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. Due to unfavorable market conditions experienced at that time and the inherent risk of these loans, we suspended the origination of interim loans. Our interim loans are generally paid off through refinancing or the sale by the borrower of the underlying collateral. These loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2010, the principal balance of interim loans totaled $1.3 billion.

Real Estate Asset Management

Our global real estate organization provides asset management services for single-client and commingled private and public real estate portfolios and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through 20 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Proprietary Investments

We make proprietary investments to support the creation and management of funds offered to third-party investors in private and public real estate, fixed income and public equities asset classes. The fair value of these investments was approximately $1.1 billion and $1.0 billion as of December 31, 2010 and 2009, respectively. For more information on these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Asset Management.” Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make loans to, and guarantee obligations of, our managed funds that are secured by equity commitments from investors or assets of the funds.

Mutual Funds and Other Retail Services

We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 41 mutual funds as of December 31, 2010. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

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

Competition

The Individual Life segment competes with large, well-established life insurance companies. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial stability. Due to the large number of competitors, price competition is strong. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the timing of and our ability to utilize tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level of and pace of changes in interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for dividend-paying whole life products across the industry which we no longer offer.

Products

Our primary insurance products are variable life, term life and universal life and represent 42%, 49% and 8%, respectively, of our face amount of individual life insurance, net of reinsurance, in force at the end of 2010. In recent years, as term life insurance sales have increased and variable life insurance sales have decreased, we have seen term life insurance become a larger percentage of our net in force.

Across all of our products we offer a living benefits option that allows insureds who are diagnosed with a terminal illness, or permanently confined to a nursing home, to receive a portion of their insurance benefit upon diagnosis, in advance of death, to use as needed.

We have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. We also offer a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance segment’s profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

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

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns, as well as varying costs of our ongoing capital management activities related to a portion of the statutory reserves associated with these products, which may vary with each year of business issued.

Universal Life Insurance

We offer universal life insurance products that feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund. Individual Life profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

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

Prudential Agents

Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities, long-term care, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others. The number of Prudential Agents was 2,471, 2,447 and 2,360 at December 31, 2010, 2009 and 2008, respectively. Over the same period, average agent productivity, based upon average commissions on new sales of all products by Prudential Agents, has decreased to $52,739 for 2010 from $57,700 for 2008 due to unstable market conditions and the shift of the agent population toward new and less experienced agents, which tends to temporarily depress overall productivity.

Prudential Agent product sales are primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Agents on a commission basis for the products they sell. In addition to commissions, Prudential Agents receive employee benefits, including medical and disability insurance, an employee savings program and qualified retirement plans.

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

The compensation arrangements for certain non-proprietary products provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold. This additional compensation is not predictable since the multi-year profitability of the products is subject to substantial variability and, additionally, the compensation arrangements are periodically renegotiated which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was revised effective in late 2008 and the profit opportunities were significantly reduced in 2010 and beyond.

As mentioned above, the Individual Life segment distributes products offered by the Annuities, Group Insurance and Asset Management segments and is paid a market rate by these businesses to distribute their products. These payments may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment.

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

Our operating results are impacted by changes in interest rates. We routinely update the interest crediting rates that we credit to policyholder accounts on our universal life policies and on the fixed account of our variable life policies, which are both subject to contractual minimum rates. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our policyholder accounts. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with active asset/liability matching portfolio management. For term life products, interest rate assumptions used to calculate reserves are fixed at the policy issue date and subsequent declines in portfolio yields have an immediate impact on product profitability.

Our operating results are also impacted by differences between actual separate account fund performance, mortality and persistency experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. Our Individual Life segment employs capital management activities, including the financing of tax deductible statutory reserves required for certain term and universal life insurance policies, to maximize product returns and enable competitive pricing. Capital management activities are impacted by the cost of financing and our ability to access the capital markets, and insurance regulations. For a more detailed discussion of our capital management activities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for in force life policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as margins for adverse deviation. For certain products, such as term and universal life, we are required to hold statutory reserves in excess of these liabilities. In these circumstances we engage in capital management activities to reduce the financial and pricing impact of carrying a portion of these excess statutory reserves. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly-sold individual life insurance policies. The maximum exposure we retain is $30 million on a single life and $35 million on a second-to-die policy. In some instances, lower limits apply. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment, preferred provider and indemnity dental and other ancillary coverages, and provides plan administrative services in connection with its insurance coverages.

Competition

The Group Insurance segment competes with other large, well-established life and health insurance providers in the U.S. markets, and is a top provider of both group life and disability insurance. The markets in which we compete are mature markets, hence we compete primarily based on strong brand recognition, service capabilities, customer relationships, financial stability and range of product offerings. Due to the large number of competitors, price competition is strong. The majority of our premiums are derived from large corporations, affinity groups or other organizations, such as those with over 10,000 insured individuals. We have a strong portfolio of products and the ability to meet complex needs of the large clients, providing opportunities for continuing stabilized premiums and growth. Employee-pay (voluntary) coverage has become increasingly important in today’s environment as employers attempt to control costs and shift benefit decisions/funding to employees who continue to value benefits offered at the workplace.

Products

Group Life Insurance

We offer group life insurance products including employer-pay (basic) and voluntary coverages. This portfolio of products includes basic and supplemental term life insurance for employees, optional term life insurance for dependents of employees and group universal life insurance. We also offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance and business travel accident insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed.

We have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

Group Disability Insurance

We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury. Short-term disability generally provides a weekly benefit amount (typically 50% - 70% of the insured’s earned income up to a specified maximum benefit) for three to six months, and long-term disability covers the period after short-term disability ends. Long-term disability insureds may receive total or partial disability benefits. Most long-term disability policies begin providing benefits following a 90- or 180-day waiting period (during which short-term disability may be provided) and generally continue providing benefits until the insured reaches normal retirement age. Long-term disability benefits are paid monthly and are limited to a portion, generally 50% - 70%, of the insured’s earned income up to a specified maximum benefit. Our approach to disability claims management incorporates a focus on early intervention, return-to-work programs and successful rehabilitation of claimants. We also offer absence management services which assist employers in managing employee absences and workplace productivity including administrative tracking and management for certain employee absence events. The absence management services we provide can also be integrated with our short- and long-term disability management services.

Other

We offer individual and group long-term care insurance, group corporate-, bank- and trust-owned life insurance and preferred provider organization (PPO) and indemnity dental plans. Long-term care insurance protects the insured from the costs of an adult day care center, a nursing home or similar live-in care situation or a home health or a personal care aide. Group corporate- and trust-owned life insurance are group variable life insurance contracts typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees. PPO and indemnity dental products, as well as voluntary dental plans, are sold to groups with between 25 and 1,000 employees with no benefit waiting periods.

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

Some policies are not eligible to receive experience-based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuation period to period, based on the differences between actual mortality and morbidity experience and the assumptions used in pricing our policies. However, we anticipate that over the rate guarantee period we will achieve mortality and morbidity levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the risk associated with unanticipated changes in experience patterns as well as deviations from expense and interest rate assumptions. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with thorough underwriting, pricing and active asset/liability matching portfolio management.

We routinely make pricing adjustments, when contractually permitted that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us over time to achieve benefits ratios that are consistent with our profit objectives.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations. We base these reserves on actuarially-recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges, as applicable.

Reinsurance

The Group Insurance segment uses reinsurance to limit losses from large exposures, and in response to client requests. To a smaller extent, we also assume risk through reinsurance in certain situations. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor concentration of counterparty risk to mitigate this exposure.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance, retirement and related products, including certain health riders with fixed benefits, to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through its Life Planner operations. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operation, which we acquired in April 2001. We commenced sales in non-U.S. markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. For the year ended December 31, 2010, our Life Planner operations in Japan and Korea, and our Gibraltar Life operations represented 48%, 10% and 37%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment, and in aggregate, represented 48% of the net premiums, policy charges and fee income of the Financial Services Businesses, translated on the basis of weighted average monthly exchange rates. We continue to explore opportunities for a more diverse mix of business including an increased focus on the international retirement market.

We continue to seek opportunities for expansion into high-growth markets in targeted countries, such as in China and India. During 2007, we entered into a joint venture in India where we have a 26% interest, the maximum currently allowed by regulation in India. The joint venture received its insurance license in June 2008 and commenced sales of life insurance products shortly thereafter. In addition, we also have an investment in China, through a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd. In December 2009, China Pacific Insurance (Group) Co., Ltd. listed its shares on the Hong Kong exchange, and the consortium of investors agreed not to sell its shares before one year from the listing. In December 2010, the consortium of investors sold 16% of its holdings, resulting in a pre-tax gain of $66 million to Prudential, and sold approximately 40% of its remaining holdings in the first quarter of 2011, resulting in a pre-tax gain of $153 million to Prudential.

We manage each operation on a stand-alone basis with local management and sales teams, with oversight by senior executives based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims, investment management, and actuarial functions. In addition, large portions of the general account investment portfolios are managed by our International Investments segment. Operations generally invest in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include investments in U.S. dollar denominated securities.

Acquisition of AIG Star Life Insurance Co., Ltd. AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or Star, AIG Edison Life Insurance Company, or Edison, and certain other AIG subsidiaries (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan. Prudential Financial intends to make a Section 338 election under the Internal Revenue Code with respect to the acquisition resulting in the acquired entities being treated for U.S. tax purposes as newly-incorporated companies.

The acquired businesses distribute individual life insurance, group life insurance, group annuities, medical insurance, and fixed annuities primarily through captive agents, independent agents, and banks. As of December 31, 2010, these businesses had approximately $174 billion face amount of in force individual insurance and approximately 7,490 captive agents. The addition of these operations to our existing businesses will increase our scale in the Japanese insurance market and provide complementary distribution opportunities. Star and Edison’s bank channel distribution will be transferred and integrated with Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar Financial. In addition, we expect to integrate the core operations of Star and Edison, excluding their bank channel distribution, with our Gibraltar Life operations by early 2012, subject to local regulatory approvals.

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

Competition

The life insurance markets in Japan and Korea are quite mature and highly penetrated. Private-sector life insurance companies also compete with life insurance cooperatives and postal insurance entities in these markets. Generally, the cooperatives and postal insurance entities are not subject to the stringent insurance regulations that are effective for private-sector life insurers. We generally compete more on service provided to the customers than on price. In our operations other than Gibraltar Life and our joint venture in India, we compete by focusing primarily on a limited market using our Life Planner model to offer high quality service and needs-based protection products. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force; thus the loss of highly-skilled and productive Life Planners to competitors is a significant competitive risk. We direct substantial efforts to recruit and retain our Life Planners by continuously evaluating and adjusting our training and compensation programs, where appropriate, to positively impact retention.

Products

We currently offer various traditional whole life, term life, and endowment policies, which provide for payment on the earlier of death or maturity, as well as retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature. In 2010, Gibraltar Life introduced a cancer whole life product which appeals to the business market because of its favorable tax treatment. In some of our operations we also offer certain health riders with fixed benefits, as well as annuity products, which are primarily represented by U.S. dollar denominated fixed annuities in Gibraltar Life and variable annuities in Korea. In 2009, Gibraltar Life expanded its fixed annuity products, which now includes Australian dollar, Euro, and Yen denominated products. These contracts impose a market value adjustment if the invested amount is not held to maturity. The market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds. We also offer variable life products in Japan, Korea, Taiwan and Poland and interest-sensitive life products in Japan, Korea, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency. Certain of our operations also offer U.S. dollar denominated products. Where non-local currency products are offered, both the premiums and benefits are guaranteed in the currency of the product offered.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors for the periods indicated.

	As of December 31,
	2010	2009	2008
Life Planners:
Japan(1)	3,122	3,094	3,071
All other countries	3,443	3,515	3,294
Life Advisors	6,281	6,398	6,330

Total	12,846	13,007	12,695

(1)	In 2010, 2009 and 2008, 92, 152 and 70 Life Planners, respectively, were transferred to Gibraltar Life. Of the transferred Life Planners, 45, 54 and 43, in 2010, 2009 and 2008, respectively, were transferred to support our efforts to expand our bank channel distribution. The remainder have joined either as Gibraltar Life Advisors or as an associate in the agency branch discussed below. The Life Planners transferred to support bank channel distribution and the agency branch are not included in the Life Advisor counts above.

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

The Life Planner’s primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers.

The number of Life Planners in our Japanese operation was stable, from December 31, 2009 to December 31, 2010. This includes the impact of the transfer of 92 Life Planners to Gibraltar Life during this period, primarily in support of our efforts to expand the bank channel distribution and to service orphaned policyholders discussed below. This also reflects the Company’s efforts to further improve retention and the quality of Life Planners by selective screening. The decrease in Life Planners in all other countries, from December 31, 2009 to December 31, 2010, was driven by decreases of 76, 53 and 31, in Taiwan, Poland, and Argentina, respectively, and was partially offset by increases of 43 in Italy and 36 in Brazil.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Our Life Advisor operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Advisors decreased in 2010 primarily reflecting disciplined hiring standards intended to enhance retention and productivity.

During 2008, a new agency branch was created in Gibraltar Life that focuses on servicing our Japanese Life Planner policyholders that are not actively serviced by a Life Planner (i.e., orphaned policyholders). In addition to servicing orphaned policyholders, the agency branch promotes Gibraltar Life’s products with a focus on retirement and medical insurance products.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. During 2009, the fixed annuity product offering was expanded to include Australian dollar, Euro, and Yen denominated products. Beginning in early 2008, Gibraltar Life began selling protection products, both Yen- and U.S. dollar denominated, as a result of the liberalization of banking regulations allowing for the sale of additional insurance products. Sales of products primarily intended to provide premature death protection comprised a major portion of bank channel sales for 2010. As of December 31, 2010, most of the bank channel distribution for Japan is placed through Prudential Gibraltar Financial. As of December 31, 2010, there were distribution agreements with thirty-one banks; however, a significant amount of our sales in Japan through our bank channel distribution is derived through a single Japanese mega-bank. We recently initiated a distribution relationship with a second large Japanese bank and will continue to explore other opportunities to expand our distribution capabilities through the bank channel, as well as other complementary distribution channels.

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

Pricing of our products, particularly individual life insurance in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Interest rates guaranteed under our insurance contracts may exceed the rates of return we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we earn on investments. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the aggregate mortality levels reflected in the assumptions used in pricing.

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

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. Due to the long-term nature of many of the products we sell in Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities, and have resulted in higher portfolio yields. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and will implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields upon the resumption of these strategies will depend on the then current interest rate environment.

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with both selected third party reinsurers and Prudential Insurance. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in our Life Planner operations in Japan, Taiwan and Brazil. We also have coinsurance agreements with Prudential Insurance for the U.S. dollar denominated business in our Japanese Life Planner insurance operations. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

International Investments

Our International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets. These services are marketed through proprietary, third party and bank distribution networks and encompass the businesses of our international investments operations and our global commodities group, which are described in more detail below.

Our international investments operations include manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, tailored to meet client needs. In this business, we invest in asset management and distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. We seek to establish long-term relationships with our clients through third party channels as well as our proprietary distribution networks. Additionally, this business manages large portions of the general account investment portfolios of our international insurance operations.

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

On October 6, 2009, we sold our mutual fund and banking operations in Mexico. This transaction did not include our insurance business, our pension fund business or our real estate investments that are located in Mexico.

On June 1, 2010, we sold Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprised our Korean asset management operations.

In the third quarter of 2010, we reached an agreement with our Everbright joint venture partner to purchase an additional 12% stake in the company. This additional investment, which is pending approval from the China Securities Regulatory Commission, would increase our ownership interest to 45%.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments and the real estate and relocation services business, as well as divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; (8) results of our capital protection strategies; and (9) the impact of transactions with other segments.

The wind-down businesses, which are included in the results of our corporate operations, consist of the following:

•

We have not actively engaged in the assumed life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties.

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

Our capital hedge program within corporate operations includes the following:

•

We include in corporate operations the results of our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.”

•

We manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our target hedge definition is reported through corporate operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for additional discussion.

Consistent with the amendment of our definition of adjusted operating income in the third quarter of 2010, adjusted operating income excludes market value changes of derivatives used in our capital hedge program, as well as the net impact of embedded derivatives related to our living benefit features and related hedge positions, including the impact of hedging to an amount that differs from our target hedge definition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Segment Measures” for additional information and an explanation of adjusted operating income.

We assess the composition of these hedging programs on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

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

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”). On December 31, 2008, Wachovia merged with and into Wells Fargo & Company (“Wells Fargo”), which succeeded to Wachovia’s rights and obligations under the joint venture agreements. On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. For more information on our former investment in the Wachovia Securities joint venture see Note 7 to the Consolidated Financial Statements.

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

Property and Casualty Insurance

In 2003, we sold our property and casualty insurance companies, which included Prudential Property and Casualty Insurance Company (“Prupac”) that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual. We have agreed not to compete with the buyers. A non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual. We have reinsured Liberty Mutual for adverse loss development for specific property and casualty risks that Liberty Mutual did not want to retain. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period.

In connection with the sale, Liberty Mutual has the right to sell Prupac back to us. This right became exercisable by Liberty Mutual as of October 31, 2010. Under the terms of the put right, the business transferring to us would be the business we already reinsure, as described in the preceding paragraph. Any business written after the 2003 sale and prior to a put closing would also transfer to us but would be fully reinsured by Liberty Mutual.

Prudential Securities Capital Markets

In 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2010 we had remaining assets amounting to $74 million related to Prudential Securities’ institutional fixed income activities.

Other

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

•	We discontinued the equity sales, trading and research operations of the Prudential Equity Group in the second quarter of 2007.

•	We discontinued our Mexican asset management operations in the second quarter of 2009 and subsequently sold these operations in the fourth quarter of 2009.

•	We discontinued our Korean asset management operations in the first quarter of 2010 and subsequently sold these operations in the second quarter of 2010.

In addition, direct real estate investments that are sold or held for sale may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that we expect will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. For accounting purposes, we also segregated the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block forms the principal component of the Closed Block Business. As of December 31, 2010, total attributed equity of the Closed Block Business represented 5% of the Company’s total attributed equity. For additional discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

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

Intangible and Intellectual Property

We use numerous federal, state, common law and foreign servicemarks and trademarks. We believe that the goodwill associated with many of our servicemarks and trademarks, particularly “Prudential®,” “Prudential Financial®,” “Growing and Protecting Your Wealth®,” the Prudential logo and our “Rock” symbol, are significant competitive assets in the U.S.

On April 20, 2004, we entered into a servicemark and trademark agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement is intended to avoid customer confusion in areas where both companies compete. Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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

The adverse market and economic conditions that began in the second half of 2007 resulted, and may continue to result, in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to additional favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions have led and may in the future lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the severe dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including government guarantees of their obligations, may have or obtain pricing or other competitive advantages. The competitive landscape may also be impacted by longer term fiscal policies in response to the financial crisis, including tax law changes, and the impacts of such policies on interest rates and economic and market conditions generally and on financial and insurance products.

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

Competition for personnel in our businesses is intense, including for executive officers and management personnel, Prudential Agents, Life Planners, Life Advisors and other sales personnel, and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We direct substantial efforts to recruit and retain our insurance agents and employees and to increase their productivity. Competition for desirable non-affiliated distribution channels is also intense.

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We currently sell insurance and investment products through both affiliated and non-affiliated distribution channels, including: (1) our captive sales channel; (2) independent agents, brokers and financial planners; (3) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; (4) broker-dealers affiliated with banks or that specialize in marketing to customers of banks; (5) intermediaries such as retirement plan administrators; and (6) a rapidly growing bank channel in Japan. While we believe that certain insurance and investment products will continue to be sold primarily through face-to-face sales channels, customers’ desire for objective and not product-related advice may, over time, increase the amount of such insurance and investment products sold through non-affiliated distributors. In addition, we expect that certain insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single Japanese mega-bank and a significant portion of our sales in Japan through Life Advisors is derived through a single association relationship. We recently initiated a distribution relationship with a second large Japanese bank and will continue to explore other opportunities to expand our distribution capabilities through the bank channel, as well as other complementary distribution channels. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties.

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

Our ability to sell certain insurance products, including traditional guaranteed products depends significantly on our financial strength ratings. A downgrade in our financial strength ratings could adversely affect our ability to sell our insurance products and reduce our profitability. For additional information on the potential impact on us of ratings downgrades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The recent financial market dislocations produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act discussed below. U.S. law and regulation of our international businesses, particularly as it relates to monitoring customer activities, has increased in recent years as a result of terrorist activity in the U.S. and abroad.

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations. Prudential Financial itself is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it owns regulated entities, Prudential Financial is subject to regulation as an insurance holding company and, as discussed below, a savings and loan holding company. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur July 21, 2011). The FRB will have authority, among other powers, to impose capital requirements on the Company after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the

FRB published for comment proposed regulations implementing this requirement, including a proposal to permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies such as Prudential Financial. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over us as to the Company’s business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, we would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising; limitations on transactions with affiliates; management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. In January 2011, the Council published for comment proposed regulations setting forth the criteria by which it will determine Designated Financial Companies. The proposed criteria, which may differ among industries, include size, lack of substitutes for the financial services and products provided, interconnectedness with other financial firms, leverage, liquidity risk and maturity mismatch, and existing regulatory scrutiny. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

We will become, as a savings and loan holding company (and if designated as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

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

•

As a savings and loan holding company, we will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). In January 2011, the Council provided recommendations on the implementation of the Volcker Rule, and the FRB and other agencies are to promulgate regulations thereunder within nine months thereafter. The rule becomes effective on the earlier of one year after adoption of regulations or July 21, 2012 (two years after Dodd-Frank’s enactment), and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require our insurance subsidiaries (including our foreign insurance subsidiaries) to materially alter their securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide. The

Council recommendations expressly direct the FRB and other agencies to consider whether the “permitted activities” exception should apply to foreign insurance subsidiaries and separate account investments. Further, the Council stated that the agencies will need to consider a process to assess insurance company investment laws since the Volcker Rule’s “permitted activities” for insurers are conditioned on the banking agencies, after consultation with the Council and state insurance regulators, not having jointly determined a state’s laws insufficient to protect the insurer’s safety and soundness or the financial stability of the U.S. If the Volcker Rule were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to our coinvestment in covered funds sponsored by our Prudential Real Estate Investors (PREI), Prudential Investment Management (PIM) or other operations, our insurance subsidiaries could be required to dispose of covered fund investments. Furthermore, our PREI and PIM investment management operations sponsor covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) which are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. It is possible that regulations with respect to the foregoing provisions could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. If we were a Designated Financial Company but not a savings and loan holding company, the foregoing prohibitions would not apply but we could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

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

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe we offer a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on our operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including:

•

In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities, consider harmonization of the regulation applicable to investment advisers and broker-dealers functions taking into account the best elements of each regime and conduct rulemakings or provide guidance to facilitate the implementation of a federal fiduciary standard of care. The SEC staff study acknowledges that Dodd-Frank provides that the offering of proprietary products would not be a per se violation of any new standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgements.

•

The SEC and other regulators are required to promulgate regulations requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold, which may apply to activities of our investment management segment if the regulations promulgated treat us as a securitizer or an originator.

•

Dodd-Frank imposes various assessments on financial companies, including: ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if we were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and assessments for the costs of our new regulation by the FRB. We are unable to estimate these costs at this time.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

International Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systemically significant, similar to the approach the Council may take in connection with Designated Financial Companies. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (EEA) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2013. This new regime will replace the Solvency I regime, will effect a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, inter alia, group level supervision mechanisms. In particular, the Solvency II regime may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings (whether branches or subsidiaries) within the EEA. Subsidiaries and branches of non-European insurance groups will have to comply with local regulations reflecting heightened prudential standards. At the group level, if group supervision in the jurisdiction of the ultimate parent of a non-European insurance group (i.e., the U.S. in the case of Prudential Financial) is recognized as “equivalent” to the Solvency II regime, EEA member states are required by the Directive to “rely on” the equivalent group supervision exercised by the U.S. supervisory authorities; however, if group supervision in the U.S. is not regarded as equivalent, European supervisors would have the power to require the establishment of a European holding company to create a sub-group consisting of all undertakings (branches and subsidiaries) domiciled in Europe, which would then be subject to supervision by a lead European supervisor. Whether the U.S. supervisor will be deemed equivalent at implementation or eligible for inclusion in a transitional regime, if any, is still under consideration and remains uncertain. The impact of the implementation of Solvency II on Prudential cannot be determined at this time. There can be no assurance that Solvency II will not, at a minimum, result in increased supervisory, capital and disclosure burdens on Prudential’s EEA operations.

These requirements could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within and outside the U.S. The possibility of inconsistent and conflicting regulation of the Prudential “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Other U.S. Federal Regulation

U.S. Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers such as changes to estate tax. The estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our consolidated net income.

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

Proposed Financial Crisis Responsibility Fee

On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” which includes a proposal that would impose a Financial Crisis Responsibility Fee, or FCRF, on certain financial institutions with over $50 billion in consolidated assets. As proposed, the FCRF would apply to insurance companies or other companies that own insured depositories as of January 14, 2010, which would include the Company. The FCRF would be imposed at a rate of 7.5 basis points on the “covered liabilities” of companies subject to the FCRF. Covered liabilities are generally the consolidated risk-weighted assets of a company with a few exceptions. Certain policy-related liabilities of insurance companies would also be excluded. The FCRF would be imposed effective as of January 1, 2013. The amount of the FCRF that would be imposed upon the Company under this proposal, in the event it is enacted into law, is unclear, but could be substantial.

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

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona, Connecticut, Indiana and Iowa, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors (the “IAIS) and the National Association of Insurance Commissioners (the “NAIC”) have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

As a result of its ownership of Prudential Bank & Trust, FSB, Prudential Financial and Prudential IBH Holdco, Inc. are considered to be savings and loan holding companies and are subject to annual examination, currently by the Office of Thrift Supervision of the U.S. Department of Treasury (“OTS”). As discussed above, under Dodd-Frank, we will, among other things, become subject to the examination, enforcement and supervisory authority of the FRB following the transfer to the FRB of the existing authority of the OTS. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either Prudential Bank & Trust, FSB or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control. We provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, and offer both trust directed services and investment products through Prudential Bank & Trust, FSB. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some shareholders of Prudential Financial might consider desirable.

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	admittance of assets to statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and

•	regulating the type, amounts and valuations of investments permitted and other matters.

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

Insurance Reserves and Regulatory Capital.    State insurance laws require us to analyze the adequacy of our reserves annually. The respective appointed actuaries for each of our life insurance companies must each submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity and certain fixed annuity products and products with similar features, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

Solvency Modernization Initiative.    State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2010, 2009 and 2008, we paid approximately $0.8 million, $4.5 million and $1.7 million, respectively, in assessments pursuant to state insurance guaranty association laws. In addition, in 2009, we received $9.3 million of refunds for assessments paid in prior years. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation Affecting Insurance Operations

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

Investment and Retirement Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including the Employee Retirement Income Security Act, or ERISA, and other laws and regulations. The SEC, FINRA, CFTC, state securities commissions, state banking and insurance departments and the United States Department of Labor are the principal U.S. regulators that regulate our asset management operations. For a discussion of Dodd-Frank’s impact on our investment products and asset management operations, see “— Dodd-Frank Wall Street Reform and Consumer Protection Act” above.

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation, including but not limited to the SEC’s Uniform Net Capital Rule, described under “—Securities Operations” below. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require re-approval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with terminating pension plans. The Worker, Retiree and Employer Recovery Act (the “Employer Recovery Act”) was passed in December 2008 in response to the financial crisis that began in the last half of 2007. The Employer Recovery Act modifies the method of calculating a plan’s assets for purposes of satisfying the minimum funding rules set forth in the PPA, and ameliorates the financial impact of a plan not meeting its current funding target. As a result, the Employer Recovery Act may have the effect of delaying some of the positive and negative impacts of the PPA on our business.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers are subject to federal and state securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission, or the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of our securities operations. For a discussion of Dodd-Frank’s impact on our securities operations, see “—Dodd-Frank Wall Street Reform and Consumer Protection Act” above.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending business. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. We are currently being examined by a third party auditor on behalf of 30 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions.

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations. It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business and for regulatory proposals developed in other jurisdictions (including the European Union) or by international standard setting bodies to have cross-border impact on how our businesses are regulated. For example, the insurance regulatory authorities in other jurisdictions, including Japan and Korea, have introduced Sarbanes-Oxley type financial control requirements as well, and solvency regulatory approaches developed in Europe are being considered in jurisdictions such as Japan and Mexico. It is likely that the recent financial market dislocations will lead to changes in existing laws and regulations, and regulatory frameworks, affecting our international business. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy.

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, dividend limitations, price controls and currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to joint venture partner risks and limits our array of potential remedies.

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India through a joint venture in which we have a minority interest. We also have an application pending to operate a life insurance joint venture in China. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions for certain products regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. Under the proposals, certain financial assets will now be excluded from the core capital calculation and certain investment risk factors, including derivatives and foreign exchange, will be revised. These changes are effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose prior to that date both their old and new solvency margin calculations. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements and our internal targets, it is possible that a reduction in the reported ratios arising from changes in the calculation requirements could affect customer perception of our financial strength. The capital requirements in Korea and Taiwan are also undergoing changes. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance industry, as well as regulatory requirements for those companies deemed to be systemically important financial institutions, or SIFIs, in the U.S. or abroad. It is unclear what criteria will be used to determine which companies will be deemed to be SIFIs or whether we will be so treated.

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

Our international investment operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment related businesses in, among other jurisdictions, Japan, Taiwan, the United Kingdom, Hong Kong, India, Germany and Singapore, and participate in investment-related joint ventures in Brazil, Italy, Mexico and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, brokerage, separately managed accounts, as well as commodities and derivatives products. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items.

In some cases, our international investment businesses are also subject to U.S. securities laws and regulations. One is regulated as a broker-dealer in the U.S. under the Securities Exchange Act of 1934, as amended, and others are registered investment advisers under the Investment Advisers Act of 1940, as amended. Our international insurance and investment businesses may also be subject to other U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers.

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

Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2010, 2009 and 2008, we paid approximately $16 million, $15 million and $15 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. In 2008, the National Tax Authority in Japan, or NTA, released a revised tax circular that reduced, but did not eliminate, the corporate tax deductibility of insurance premiums paid with respect to Increasing Term insurance products sold after February 28, 2008. In 2008, Korea enacted a corporate income tax rate reduction from 27.5% to 24.2% for fiscal years beginning on or after January 1, 2009 and to 22% for fiscal years beginning on or after January 1, 2012. In 2009, Taiwan enacted a corporate income tax rate decrease from 25% to 20% effective January 1, 2010. Also in 2009, Mexico enacted a corporate income tax rate increase effective in 2010. In 2010, Taiwan further reduced the corporate tax rate from 20% to 17% for tax years beginning in or after 2010. In December 2010, the Japanese Prime Minister announced a plan to reduce the Japanese corporate tax rate from 36.2% to 31.2% and change the tax loss carryforward rules from 7 to 9 years, but tax losses may then only offset 80% of a company’s taxable income. It is uncertain if this proposal will be enacted, but if it is it would likely be enacted in March 2011 and become effective for the next Japanese tax year, which generally begins on April 1, 2011.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division—International Insurance,” on February 1, 2011, we completed the acquisition from AIG of the Star and Edison Businesses for a total purchase price of approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. All acquired entities are Japanese corporations and their businesses are in Japan. The acquisition significantly expands the scope of our operations subject to regulation in Japan.

Employees

As of December 31, 2010, we had 41,044 employees and sales associates, including 21,008 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products, and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be more than offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

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

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings objectives; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. Adverse financial performance in the Closed Block Business in Prudential Insurance, including adverse investment performance, will adversely affect Prudential Insurance’s RBC ratios, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance. The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margins for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. U.S. and international insurance regulators may change capital requirements, as described herein.

Disruptions in the capital markets could adversely affect Prudential Financial’s and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) further access external sources of capital, including the debt or equity markets; (2) reduce or eliminate future shareholder dividends on our Common Stock; (3) undertake additional capital management activities, including reinsurance transactions; (4) limit or curtail sales of certain products and/or restructure existing products; (5) undertake further asset sales or internal asset transfers; (6) seek temporary or permanent changes to regulatory rules; and (7) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

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

We maintain committed unsecured revolving credit facilities that, as of December 31, 2010, totaled $4.108 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Insurance’s maintenance of a prescribed minimum level of total adjusted capital based on statutory accounting principles under New Jersey law and Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth calculated in accordance with the applicable credit agreement. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors, trading counterparties or reinsurers and restrict our access to alternative sources of liquidity.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities. For a description of material rating actions that have occurred from the beginning of 2010 through the date of this filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

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

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2010, no collateral amounts were required to be paid.

Ratings downgrades and changes in credit spreads may require us to post collateral, thereby affecting our liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2010 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $198 million as of December 31, 2010. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $14 million, or collateral posting in the form of cash or securities to be held in a trust.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, DSI or VOBA (each defined below). In addition, increasing interest rates could cause capital strain for Japanese statutory reporting because the carrying value of bonds classified as available for sale would decline while the value of liabilities would generally remain unchanged.

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

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, as discussed in “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities,” during the third quarter of 2010 we have begun to hedge certain risks associated with our variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we were required to hold in relation to our Individual Annuities business. We finance uneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, deferred sales inducements, or DSI, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2010, we had a goodwill balance of $707 million, including $444 million related to our Retirement reporting unit, $239 million related to our Asset Management reporting unit and $24 million related to our International Insurance reporting unit. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of December 31, 2010, we had operating equity method investments within our International Investments business, of $318 million. Declines in the fair value of these investments may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in impairments and charges to income.

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

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain asset classes that were in active markets with significant observable data become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

The states of domicile of our domestic insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. Based on current sales expectations, we believe our 2011 reserve growth could be up to $600 million. We are evaluating both internal and external solutions to fund this growth. If we are unsuccessful in executing these solutions as a result of market conditions or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In certain countries in which we operate internationally, we face competition from government owned entities that benefit from pricing or other competitive advantages. The competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to the dislocations in financial markets. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, Prudential Agents, Life Planners, Life Advisors and other sales personnel, and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. Competition for desirable non-affiliated distribution channels is also intense. The loss of key personnel or non-affiliated distribution channels could have an adverse effect on our business and profitability.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single Japanese mega-bank and a significant portion of our sales in Japan through Life Advisors is derived through a single association relationship. We recently initiated a distribution relationship with a second large Japanese bank and will continue to explore other opportunities to expand our distribution capabilities through the bank channel, as well as other complementary distribution channels. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment based retirement plans

Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity and certain fixed annuity products and products with similar features, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes are effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose prior to that date both the old and new solvency margin calculations. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements and our internal targets, it is possible that a reduction in our reported ratios arising from changes in the calculation requirements could affect customer perception of our financial strength. The capital requirements in Korea and Taiwan are also undergoing change.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•	Prudential Financial will become subject, as a savings and loan holding company, to regulation by the Board of Governors of the Federal Reserve System (“FRB”), which will have authority, among other powers, to impose capital requirements on the Company. We cannot predict what capital regulations the FRB will promulgate or how the FRB will exercise general supervisory authority over us.

•

If designated by the newly established Financial Stability Oversight Council (“Council”) as a systemically significant company, we would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business. We cannot predict whether Prudential Financial or a subsidiary will be so designated.

•

We will become subject, as a savings and loan holding company (and if designated as a systemically significant company) to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council could recommend new or heightened standards and safeguards for activities or practices we and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a savings and loan holding company, we will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). It is possible that regulations could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury which will perform various functions with respect to insurance and will conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

The FRB could require us to legally separate our financial and non-financial activities. While our non-financial activities are relatively minor, the imposition of such a requirement on us could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith.

•	Dodd-Frank will and could impose various assessments on us, which we are unable to estimate at this time.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our businesses.

Foreign governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (EEA) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2013. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime and may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings (whether branches or subsidiaries) within the EEA.

We cannot predict with any certainty the effect these initiatives may have on the financial markets or on our business, results of operations, cash flows and financial condition.

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

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, such as a reduction in income tax rates, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as changes to the estate tax. Tax laws and regulations in foreign jurisdictions also impact the relative attractiveness of our products.

For example, the estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLI, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

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

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the valuation of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

In our investments in which we hold a minority interest, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

On February 1, 2011, we completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”) and AIG Edison Life Insurance Company (“Edison”) and certain other AIG subsidiaries in Japan (the “Acquisition”). For a description of the acquired businesses (collectively, the “Star and Edison Businesses”) and the Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division” and “Liquidity and Capital Resources.” We are subject to certain risks relating to the Acquisition and the Star and Edison Businesses, which risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

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

•

We intend to reposition the existing investment portfolios of the Star and Edison Businesses to reflect our desired lower risk profile, including a re-allocation among investment asset classes. The terms at which this repositioning is implemented are dependent on market conditions, including the level of interest rates, and such repositioning may lower yields and net investment income relative to our expectations. We may not be successful in carrying out this repositioning as intended, or we may experience delays in effecting the repositioning, in which case the portfolios may be subject to a level of investment risk that is greater than we plan or believe to be optimal.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 25, 2011, were as follows:

Name	Age	Title	Other Directorships
John R. Strangfeld, Jr.	57	Chairman, Chief Executive Officer and President	None
Mark B. Grier	58	Vice Chairman	None
Edward P. Baird	62	Executive Vice President and Chief Operating Officer, International Businesses	None
Richard J. Carbone	63	Executive Vice President and Chief Financial Officer	None
Charles F. Lowrey	53	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Susan L. Blount	53	Senior Vice President and General Counsel	None
Helen M. Galt	63	Senior Vice President, Company Actuary and Chief Risk Officer	None
Sharon C. Taylor	56	Senior Vice President, Human Resources	None

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

Edward P. Baird was elected Executive Vice President and Chief Operating Officer, International Businesses, of Prudential Financial and Prudential Insurance in January 2008. He served as Senior Vice President of Prudential Insurance from January 2002 to January 2008. Mr. Baird joined Prudential in 1979 and has served in various executive roles, including President of Pruco Life Insurance Company from January 1990 to December 1990; Senior Vice President for Agencies, Individual Life from January 1991 to June 1996; Senior Vice President, Prudential Healthcare from July 1996 to July 1999; Country Manager (Tokyo, Japan), International Investments Group from August 1999 to August 2002; and President of Group Insurance from August 2002 to January 2008.

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

Charles F. Lowrey was elected Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and Prudential Insurance in February 2011. He served as Chief Executive Officer and President of Prudential Investment Management, Inc. from January 2008 to February 2011; and as Chief Executive Officer of Prudential Real Estate Investors, our real estate investment management and advisory business from February 2002 to January 2008. He joined the Company in March 2001, after serving as a managing director and head of the Americas for J.P. Morgan’s Real Estate and Lodging Investment Banking group, where he began his investment banking career in 1988. He also spent four years as a managing partner of an architecture and development firm he founded in New York City.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division and Asset Management segment, which are discussed below, we own eight and lease 10 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 210 other locations throughout the U.S.

For our International Insurance segment, we own five home offices located in Japan, Korea, Taiwan, Brazil and Argentina, and lease five home offices located in China, Italy, Mexico, India and Poland. We also own approximately 170 and lease approximately 440 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own one head office and lease approximately 20 other properties, primarily field and branch offices throughout India, Taiwan, Hong Kong, Germany, Japan and the United Kingdom. For our Asset Management segment, we lease nine international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Germany and the United Kingdom, in addition to approximately 10 other branch offices within Europe and Asia.

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low	Dividends
2010:
Fourth Quarter	$59.95	$50.68	$1.15
Third Quarter	59.54	49.65	—
Second Quarter	65.82	53.66	—
First Quarter	60.50	47.02	—

2009:
Fourth Quarter	$52.82	$44.64	$0.70
Third Quarter	54.63	33.28	—
Second Quarter	46.00	20.50	—
First Quarter	35.11	11.29	—

On January 31, 2011, there were 2,059,447 registered holders of record for the Common Stock and 484 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2010 and 2009, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2011, there were three holders of record for the Class B Stock and 2 million shares outstanding.

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

In December 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds initially to invest in an investment grade fixed income investment portfolio, while the remainder of the proceeds were used for general corporate purposes and to repurchase shares of its Common Stock under the 2006 share repurchase authorization. On December 12, 2007, $117 million of senior notes were repurchased by Prudential Financial at the request of the holders and prior to this event we liquidated the investment portfolio. On December 12, 2008 and December 14, 2009, Prudential Financial repurchased $1.879 billion and $2 million of senior notes, respectively, at the request of the holders. As of December 31, 2010, $0.4 million of these notes remain outstanding.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2010 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1, 2010 through	2,376	$53.90	—
October 31, 2010
November 1, 2010 through	9,200	$54.52	—
November 30, 2010
December 1, 2010 through	3,196	$55.15	—
December 31, 2010

Total	14,772	$54.56	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from consolidated financial statements not included herein.

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

On May 1, 2009, we acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008, and renamed The Prudential Gibraltar Financial Life Insurance Company, Ltd. Results presented below include the results of this company from the date of acquisition.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2010, 2009, 2008, 2007 and 2006 includes Gibraltar Life results for the twelve months ended November 30, 2010, 2009, 2008, 2007 and 2006, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$18,260	$16,545	$15,468	$14,351	$13,908
Policy charges and fee income	3,321	2,833	3,138	3,131	2,653
Net investment income	11,875	11,403	11,861	11,992	11,306
Asset management fees and other income	3,908	4,682	980	3,981	3,389
Realized investment gains (losses), net	1,050	(2,897)	(2,457)	612	785

Total revenues	38,414	32,566	28,990	34,067	32,041

Benefits and expenses:
Policyholders’ benefits	18,285	16,346	16,531	14,749	14,283
Interest credited to policyholders’ account balances	4,209	4,484	2,335	3,222	2,917
Dividends to policyholders	2,189	1,298	2,218	2,903	2,622
Amortization of deferred policy acquisition costs	1,437	1,494	1,424	996	746
General and administrative expenses	7,872	7,392	7,708	7,657	7,173

Total benefits and expenses	33,992	31,014	30,216	29,527	27,741

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	4,422	1,552	(1,226)	4,540	4,300
Income tax expense (benefit)	1,310	(54)	(517)	1,208	1,212

Income (loss) from continuing operations before equity in earnings of operating joint ventures	3,112	1,606	(709)	3,332	3,088
Equity in earnings of operating joint ventures, net of taxes	84	1,523	(447)	246	208

Income (loss) from continuing operations	3,196	3,129	(1,156)	3,578	3,296
Income (loss) from discontinued operations, net of taxes	10	(39)	75	151	121

Net income (loss)	3,206	3,090	(1,081)	3,729	3,417
Less: Income (loss) attributable to noncontrolling interests	11	(34)	36	67	25

Net Income (loss) attributable to Prudential Financial, Inc.	$3,195	$3,124	$(1,117)	$3,662	$3,392

Basic income (loss) from continuing operations attributable to
Prudential Financial, Inc. per share—Common Stock	$5.80	$7.77	$(2.70)	$7.34	$6.27

Diluted income (loss) from continuing operations attributable to
Prudential Financial, Inc. per share—Common Stock	$5.73	$7.72	$(2.70)	$7.24	$6.18

Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$5.82	$7.68	$(2.53)	$7.61	$6.50

Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$5.75	$7.63	$(2.53)	$7.51	$6.41

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$222.00	$(165.00)	$(16.00)	$68.50	$108.00

Basic and diluted net income (loss) attributable to Prudential
Financial, Inc. per share—Class B Stock	$222.50	$(165.00)	$(16.00)	$69.50	$108.00

Dividends declared per share—Common Stock	$1.15	$0.70	$0.58	$1.15	$0.95

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	1.80	1.71	—	1.99	2.08

	As of December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$273,245	$250,406	$232,322	$234,220	$226,737
Separate account assets	207,776	174,074	147,095	195,583	177,463
Total assets	539,854	480,203	445,011	485,813	454,266
Future policy benefits and policyholders’ account balances	240,315	227,373	221,564	195,731	187,652
Separate account liabilities	207,776	174,074	147,095	195,583	177,463
Short-term debt	1,982	3,122	10,535	15,566	12,472
Long-term debt	23,653	21,037	20,290	14,101	11,423
Total liabilities	506,926	454,474	431,225	461,890	431,005
Prudential Financial, Inc. equity(2)	32,415	25,195	13,435	23,514	22,932
Noncontrolling interests	513	534	351	409	329
Total equity(2)	$32,928	$25,729	$13,786	$23,923	$23,261

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2008, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $859 million would have been required for the year ended December 31, 2008 to achieve a ratio of 1:1.
(2)	The Company adopted the authoritative guidance for employers’ accounting for defined benefit pension and other postretirement plans effective December 31, 2006, which amended previous guidance, and resulted in a reduction of Prudential Financial, Inc. equity of $556 million upon adoption.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation;

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our returns on proprietary investments we make;

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures;

•	our ability to effectively deploy capital; and

•	our ability to attract and retain talent.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $784 billion of assets under management as of December 31, 2010, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Industry Trends

Our U.S. and international businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

U.S. Businesses

Financial and Economic Environment.    Our businesses and results of operations are impacted by general economic and market conditions and are sensitive to changes in equity markets, interest rates and real estate valuations. The adverse market and economic conditions that began in the second half of 2007 have improved. The equity and fixed income markets continue to recover while the real estate markets stabilize and begin to show signs of recovery. Interest rates and the pace and extent of changes in rates have impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities and equity. Disruptions in the credit markets in recent years have also limited sales opportunities for certain products we offer.

Regulatory Environment.    Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our U.S. insurance businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. In addition, Congress from time to time considers legislation impacting U.S. federal income tax laws, such as the possible elimination of the dividends received deduction, which could adversely impact profitability or make our products less attractive to consumers.

Demographics.    Income protection, wealth accumulation and the needs of retiring baby boomers continue to shape the insurance industry. Retirement security is one of the most critical issues in the U.S. for individuals and the investment professionals and institutions that support them. The risk and responsibility of retirement savings continues to shift to employees, away from the government and employers. Life insurance ownership among U.S. households has reached its lowest point in fifty years, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage.

Competitive Environment.    Our annuities, retirement and asset management businesses operate in a highly competitive environment. For the annuities business, market volatility in recent years has led many companies within the industry to reduce risks in product features and increase costs. In addition, some peer companies have either exited the variable annuity marketplace or substantially reduced product features. We believe our innovative product offerings have increased our competitiveness, thus increasing our sales. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an automatic rebalancing feature, which is valued in the marketplace. Our retirement and asset management businesses compete on price, service and investment performance. The full service retirement markets are mature, with few dominant players. We have seen a trend toward unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety of available funds and their performance are the key selection criteria of plan sponsors and intermediaries. Market disruption and rating agency downgrades have caused some of our institutional investment product competitors to withdraw from the market, creating significant growth opportunities for us in certain markets, including the investment-only stable value market. The continued recovery of the equity, fixed income, and real estate markets in 2010 have positively impacted asset managers by increasing assets and therefore fee levels. In addition, institutional fixed income managers have generally experienced positive flows as investors have re-allocated assets into fixed income to reduce risk, including the reduction of risk in pension plans.

The individual life and group life and disability markets are mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. This has negatively impacted our individual life sales, in an industry which has shifted toward non-proprietary distribution channels, which are more price sensitive than proprietary distribution channels. For group products, rate guarantees have become the industry norm, with rate guarantee durations trending upward as a general industry practice. There is also an increased demand from clients for bundling of products and services to streamline administration and save costs by dealing with fewer carriers. As employers are attempting to control costs and shift benefit decisions and funding to employees, who continue to value benefits offered in the workplace, employee-pay (voluntary) product offerings and services are becoming increasingly important in the group market. Industry sales of voluntary products, as well as our own, were up again in 2010 despite the economic downturn.

International Businesses

Financial and Economic Environment.    Our international businesses and the financial results of these operations are impacted by the global economy as well as the financial and economic conditions in the countries in which we operate. Recent periods have been characterized by low interest rates. Similar to our U.S. businesses, interest rates and the pace and extent of changes in rates have impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities and equity. Our Japanese operations have operated in this environment for an extended period. We are also subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese Yen.

Regulatory Environment.    Our international insurance and investments operations are subject to comprehensive local regulation and supervision. It is likely that the recent financial market dislocations will lead to changes in existing laws and regulations, and regulatory frameworks affecting our international businesses. The Financial Services Agency (FSA), the insurance regulator in Japan, has proposed revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes are expected to become effective for the fiscal year ending March 31, 2012. The capital requirements in Korea and Taiwan are also undergoing changes. The FSA in Japan has introduced other measures to prevent, in the future, similar problems to those experienced during the recent financial crisis, including a new regulatory framework for credit rating agencies, strengthened disclosure requirements and increased oversight of financial institutions. In addition, local regulations, primarily in Japan, may apply heightened scrutiny to non-domestic companies. Our international investments businesses are also impacted by regulatory changes implemented or proposed in many of the countries in which we operate.

Competitive Environment.    The life insurance markets in Japan and Korea are mature. We generally compete more on service provided to the customers than on price. The aging of Japan’s population creates an increasing need for product innovation, introducing insurance products which allow for savings and income as the population transitions to retirement. In addition, several competitors have exited the life insurance business, creating greater opportunities for us to penetrate this market. For our international investments operations, the competitive landscape is influenced by implemented or planned regulatory changes, particularly in Mexico, Taiwan and China.

Current Developments

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or Star, AIG Edison Life Insurance Company, or Edison, and certain other AIG subsidiaries pursuant to the stock purchase agreement dated September 30, 2010 between

Prudential Financial and AIG. The total purchase price was approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. To partially fund the acquisition purchase price, in November 2010, Prudential Financial completed a public offering and sale of 18,348,624 shares of Common Stock and $1.0 billion of medium-term notes, resulting in aggregate proceeds of approximately $2.0 billion. The remainder of the purchase price was funded with approximately $2.2 billion of cash and short-term investments. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division—International Insurance” and “—Liquidity and Capital Resources” for more information on this acquisition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Business—Regulation” for information regarding the potential impact of the Dodd-Frank Act on the Company.

Our financial condition and results of operations for the year ended December 31, 2010 reflect the following:

•

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2010 was $2.714 billion compared to $3.411 billion for 2009, which included a $1.457 billion after-tax gain from the sale of our minority joint venture interest in Wachovia Securities.

•

Pre-tax net realized investment losses and related charges and adjustments of the Financial Services Businesses in 2010 were $72 million, primarily reflecting other-than-temporary impairments of fixed maturities partially offset by net realized investment gains from increases in the market value of derivatives primarily related to interest rate derivatives used to manage investment portfolio duration and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts partially offset by the impact of foreign currency exchange rates.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $5.726 billion as of December 31, 2010, compared to net unrealized gains of $998 million as of December 31, 2009. Gross unrealized gains increased from $5.387 billion as of December 31, 2009 to $8.826 billion as of December 31, 2010 and gross unrealized losses decreased from $4.389 billion to $3.100 billion for the same periods primarily due to a net decrease in interest rates, mainly the result of risk free rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $1.671 billion as of December 31, 2010, compared to net unrealized gains of $7 million as of December 31, 2009.

•

Individual Annuity total account values of $106.2 billion and gross sales of $21.8 billion in 2010 represented record highs. Individual Annuity net sales also reached a record high in 2010 of $14.6 billion, an increase from $10.3 billion in the prior year.

•	Full Service Retirement account values reached a record high of $141.3 billion at December 31, 2010. Total account values for the Retirement segment also reached a record high of $205.5 billion.

•	Asset Management reached record high institutional net flows of $28.6 billion in 2010 and $537 billion in assets under management as of December 31, 2010.

•	International Insurance constant dollar basis annualized new business premiums were $1.8 billion in 2010, an increase from $1.4 billion in the prior year.

•

Individual Life annualized new business premiums were $260 million in 2010, compared to $359 million in 2009. Group Insurance annualized new business premiums were $607 million in 2010, compared to $577 million in 2009.

•	As of December 31, 2010, Prudential Financial, the parent holding company, had cash and short-term investments of $6.672 billion.

On November 9, 2010, Prudential Financial declared an annual dividend for 2010 of $1.15 per share of Common Stock, reflecting an increase of approximately 64% from the 2009 Common Stock dividend.

Outlook

Management expects that results in 2011 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. In 2011, we continue to focus on long-term strategic positioning and growth opportunities, including the following:

•

U.S. Retirement and Investment Management Market.    We look to capitalize on the growing need of baby boomers for products that provide guaranteed income for longer retirement periods. In addition, we continue to focus on our clients’ increasing needs for retirement income security given volatility in the financial markets. We also look to provide products that respond to the needs of plan sponsors to manage risk and stretch their benefit dollars.

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

•

International Markets.    We continue to concentrate on deepening our presence in the markets in which we currently operate, such as Japan, and expanding our distribution capabilities, including through the integration of the recently acquired Star and Edison Businesses. We look to capitalize on opportunities arising in international markets as changing demographics and public policy have resulted in a growing demand for retirement income and protection products similar to those offered in the U.S.

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

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2010, 2009 and 2008 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$1,046	$757	$(890)
Retirement	572	494	545
Asset Management	487	55	232

Total U.S. Retirement Solutions and Investment Management Division	2,105	1,306	(113)

Individual Life	500	562	446
Group Insurance	215	331	340

Total U.S. Individual Life and Group Insurance Division	715	893	786

International Insurance	2,057	1,843	1,747
International Investments	46	27	(360)

Total International Insurance and Investments Division	2,103	1,870	1,387

Corporate and Other	(871)	(795)	(395)

Adjusted operating income before income taxes for the Financial Services Businesses	4,052	3,274	1,665
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	106	(1,219)	(2,777)
Charges related to realized investment gains (losses), net	(178)	(492)	293
Investment gains (losses) on trading account assets supporting insurance liabilities, net	501	1,601	(1,734)
Change in experience-rated contractholder liabilities due to asset value changes	(631)	(899)	1,163
Divested businesses	(55)	2,131	(506)
Equity in earnings of operating joint ventures	(98)	(2,364)	654

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	3,697	2,032	(1,242)
Income (loss) from continuing operations before income taxes for Closed Block Business	725	(480)	16

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$4,422	$1,552	$(1,226)

Results for 2010 presented above reflect the following:

•

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for the Financial Services Businesses for the year ended December 31, 2010 was $3,697 million, compared to $2,032 million for 2009. Adjusted operating income before income taxes for the Financial Services Businesses for the year ended December 31, 2010 was $4,052 million, compared to $3,274 million for 2009.

•

Individual Annuities segment results for 2010 increased in comparison to 2009 primarily reflecting higher fee income resulting from the impact of positive net flows and market appreciation on variable annuity account values during 2010.

•

Retirement segment results for 2010 increased in comparison to 2009 primarily driven by higher asset-based fees due to an increase in average full service fee-based retirement account values resulting from market appreciation and net additions during 2010, and improved net investment spread results.

•

Asset Management segment results improved in 2010 in comparison to 2009 primarily from improved results from the segment’s commercial mortgage and proprietary investing activities and increased asset management fees.

•

Individual Life segment results declined in 2010 compared to 2009 including $33 million from changes in mortality experience compared to expected levels. The current year included slightly unfavorable mortality experience, net of reinsurance relative to expected levels, compared to favorable mortality experience in the prior year. Results in 2010 also reflect an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, reflecting the impact of equity markets on separate account fund performance in the respective periods, partially offset by the favorable impact of variable life policyholder persistency. Also contributing to the decline was a $30 million benefit in 2009 from compensation received based on multi-year profitability of third-party products we distribute, compared to a benefit of less than $1 million in 2010.

•

Group Insurance segment results declined in 2010, compared to 2009. Results in 2010 reflect the net benefit from reserve refinements in both the group life and group disability businesses, including the impact from annual reviews, compared to a net benefit of zero in 2009. Excluding this item, the decrease in adjusted operating income primarily reflects less favorable group life underwriting results due largely to the lapse of certain business and repricing of other business up for renewal with favorable claims experience in the prior year, reflecting the competitive market, as well as an increase in the number and severity of claims. Results in 2010 also reflect less favorable long-term disability claims experience consistent with the economic downturn. In addition, operating expenses increased, including higher costs to support disability operations and expansion into the group dental market.

•

International Insurance segment results for 2010 improved from 2009. Results from the segment’s Life Planner operations improved in 2010, reflecting the continued growth of our Japanese Life Planner operation, partially offset by the comparative impact of a net charge in 2010 and a net benefit to results in 2009 from refinements due to implementation of a new policy valuation system. Results from the segment’s Gibraltar Life operation included a pre-tax gain of $66 million related to shares sold by a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd. The remainder of the improvements in results in 2010 came primarily from continued growth in our fixed annuity products, which are primarily denominated in U.S. dollars, and from business growth in protection products reflecting expanding bank channel distribution, as well as a greater contribution from non-coupon investments.

•	International Investments segment results for 2010 improved from 2009 primarily reflecting more favorable sales and trading results in the segment’s global commodities operations.

•

Corporate and Other operations resulted in an increased loss for 2010 as compared to 2009 primarily due to increased interest expense, reflecting a greater level of capital debt, as well as less favorable results from corporate hedging activities and a higher level of expenses in other corporate activities, partially offset by improved results in our real estate and relocation services business.

•

Realized investment gains (losses), net, and related charges and adjustments for the Financial Services Businesses in 2010 amounted to a loss of $72 million, primarily reflecting other-than-temporary impairments of fixed maturities partially offset by net realized investment gains from increases in the market value of derivatives primarily related to interest rate derivatives used to manage investment portfolio duration and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts partially offset by the impact of foreign currency exchange rates.

•

Income (loss) from continuing operations before income taxes in the Closed Block Business increased $1,205 million in 2010 compared to 2009, primarily reflecting net realized investment gains in 2010, compared to losses in 2009, as well as an increase in net investment income, which were partially offset by an increase in the cumulative earnings policyholder dividend obligation expense.

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

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In addition, we also defer costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. As of December 31, 2010, DAC and DSI in our Financial Services Businesses were $15.7 billion and $1.3 billion, respectively, and DAC in our Closed Block Business was $763 million.

Amortization methodologies

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. We also evaluate the recoverability of the DAC balance at the end of each reporting period. Many of the factors that affect gross margins are included in the determination of our dividends to these policyholders. DAC adjustments generally have not created significant volatility in our results of operations since, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization could result in greater volatility in the Closed Block Business results of operations. As of December 31, 2010, the excess of actual cumulative earnings over the expected cumulative earnings was $126 million.

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

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are amortized over the expected life of these policies in proportion to gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization. Historically, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of our own non-performance, in our estimate of total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, we revised our hedging strategy, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. Historically, as part of our hedging strategy, we sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. Under our new hedging strategy, our hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. For a discussion of the change in our hedging strategy and the results of our hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Net impact of embedded derivatives related to our living benefit features and related hedge positions.”

As mentioned above, this change in our hedging strategy also led to a change in the components included in our estimate of total gross profits used to determine the DAC and DSI amortization rates. As of the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition as described above. However, total gross profits for these purposes includes the difference between the value of the hedge target liability and asset value only to the extent this net amount is determined by management to be other than temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the value of the hedge target liability and asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the value of the hedge target liability and asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in management’s best estimate of total gross profits for setting the DAC and DSI amortization rates. Management may also decide to temporarily hedge to an amount that differs from the target hedge definition, given overall capital considerations of the Company and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Although we review these assumptions on an ongoing basis throughout the year, we generally only update these assumptions and adjust the DAC and DSI balances during the third quarter, unless a material change that we feel is indicative of a long term trend is observed in an interim period. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. We expect these assumptions to be the ones most likely to cause potential significant changes in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ amortization, also referred to as an experience true-up adjustment.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over the four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2010, our long-term expected rates of return across all asset types for variable annuity contracts and variable life policies range from 7.4% to 7.8% per annum, depending on the specific block of business, and reflect, among other assumptions, an expected rate of return of 9.3% per annum for equity type assets and a 5.7% annual weighted average rate of return on fixed income investments. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2010, our near-term maximum future rate of return under the reversion to the mean approach for variable annuity contracts and variable life policies was 9.6% and 9.8% per annum, respectively. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments and a 5.7% annual weighted average rate of return on fixed income investments.

We update the projected future rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For domestic variable annuities contracts and domestic variable life policies, as of December 31, 2010, our expected rate of return for the next four years across all asset types is 7.1% and 8.6% per annum, respectively. These rates represent a weighted average of our expected rates of return across all contract groups. For some contract groups, our expected rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009 and 2010, the expected rate of return over the next four years is under 7.1% per annum, reflecting the impact of more favorable markets in 2009 and 2010 and the reversion to the mean approach.

Sensitivity

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience or standard industry tables. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment. For the variable and universal life policies in our International Insurance segment, mortality assumptions impact to a lesser extent our estimates of future gross profits due to differences in policyholder demographics, the overall age of this block of business, the amount of mortality margins and our actual mortality experience.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2010 was $2.7 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. The impact of the unearned revenue reserve is discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2010
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$44
Increase in future mortality by 1%	$(45)

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2010, 2009 and 2008, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For variable annuity contracts, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. The DAC and DSI balances associated with our domestic variable annuity contracts were $3.4 billion and $1.3 billion, respectively, as of December 31, 2010. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2010
	Increase/(Reduction) in DAC	Increase/(Reduction) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(57)	$(19)
Increase in future rate of return by 100 basis points	$57	$19

For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2010, 2009 and 2008, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Valuation of Business Acquired

In addition to DAC and DSI, we also recognize an asset for valuation of business acquired, or VOBA. As of December 31, 2010, VOBA was $484 million, all within our Financial Services Businesses. VOBA represents the present value of future profits embedded in acquired businesses, and is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. We have established a VOBA asset primarily for our acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. Based on this recoverability testing, in 2009 we impaired the entire remaining VOBA asset related to the variable annuity contracts acquired from Allstate. For additional information regarding this charge, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would indicate the potential for impairment is more likely than not. The test is performed at the reporting unit level which is equal to or one level below our operating segments. Reporting units that had goodwill subject to testing as of December 31, 2010 were the Asset Management segment, the International Insurance segment’s Life Planners business and the Retirement segment’s Full Service business.

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

The fair value of reporting units calculated in Step 1 was determined using either an earnings multiple approach or a discounted cash flow approach. The earnings multiple approach was the primary approach for the Asset Management and International Insurance reporting units. The discounted cash flow approach was primarily utilized by the Retirement reporting unit. Earnings multiples used ranged from 6.3 to 13.2 times earnings while the discount rate used was 12%.

The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2011 forecasted earnings. The multiple is then applied to the 2011 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

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

After completion of Step 1 of the analysis, it was determined that fair value exceeded the carrying value for each of the three reporting units and it was concluded there was no impairment as of December 31, 2010. The Asset Management and International Insurance Life Planner businesses had estimated fair values that exceeded their carrying values by 437% and 13%, respectively. The fair value of the Retirement Full Service business, which was calculated based upon application of the discounted cash flow approach utilizing a discount rate of 12%, exceeded the carrying value by 24%. As of December 31, 2010, we had a total goodwill balance of $707 million, including $444 million related to our Retirement reporting unit, $239 million related to our Asset Management reporting unit, and $24 million related to our International Insurance reporting unit. Further market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

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

For a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2010, related to the fixed maturity and equity securities of our general account, and the carrying value, credit quality, and allowance for losses related to the commercial mortgage and other loans of our general account, see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments.” For a discussion of the effects of impairments and changes to the valuation allowance for commercial mortgage and other loans on our operating results for the years ended December 31, 2010, 2009 and 2008, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

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

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2010, represented 39% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. These gains or losses generally have not created significant volatility in our results of operations since, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, these gains or losses could result in greater volatility in the Closed Block Business results of operations. As of December 31, 2010, the excess of actual cumulative earnings over the expected cumulative earnings was $126 million.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2010, represented 45% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Unless a material change in mortality experience is observed in an interim period that we feel is indicative of a long term trend, we generally update our mortality assumptions annually in the third quarter of each year. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2010 represented 11% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Although we review our mortality and retirement assumptions on an ongoing basis throughout the year, we generally only updates these assumptions annually during the third quarter unless a material change in mortality or retirement experience is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The remaining 5% of the reserves for future policy benefits as of December 31, 2010 represented reserves for the guaranteed minimum death and optional living benefit features of the variable annuity products in our Individual Annuities segment, and group life and disability and long-term care benefits in our Group Insurance segment. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and are out of their surrender charge period average between 8% and 20% per year, and the lapse rate assumptions for contracts that are in-the-money and are out of their surrender charge period average between 0% and 20% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for guaranteed minimum death and income benefits have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuity contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death benefit and guaranteed minimum income benefit, or GMDB and GMIB, related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2010
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$94
Increase in future rate of return by 100 basis points	$(73)

For a discussion of adjustments to the reserves for guaranteed minimum death and income benefits related to our Individual Annuities segment for the years ended December 31, 2010, 2009 and 2008, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.5 billion as of December 31, 2010 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effect on our level of liability. We review our claim termination assumptions compared to actual terminations annually. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. Recently, our claim termination experience has been impacted by increased volatility driven by the economic downturn. If actual experience results in a different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Unearned revenue reserves for universal life and investment contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $1.5 billion as of December 31, 2010. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience or standard industry tables. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2010 was $1.1 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change on the URR balance and does not reflect the offsetting impact of such a change on the DAC balance as discussed above in “—Deferred Policy Acquisition and Other Costs.” This information considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR.

December 31, 2010
Increase/(Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$26
Increase in future mortality by 1%	$(27)

For a discussion of URR adjustments related to our Individual Life segment for the years ended December 31, 2010, 2009, and 2008, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2010 was 7.50% for our pension plans and 7.50% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2009, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2010
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(98)	$(14)
Decrease in expected rate of return by 100 basis points	$98	$14

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2009 methodology we employed to determine our discount rate for 2010. Our assumed discount rate for 2010 was 5.75% for our pension plans and 5.50% for our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of December 31, 2009, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2010
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(2)	$(5)
Decrease in discount rate by 100 basis points	$49	$3

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

At December 31, 2010, we changed our method for determining the discount rate from a yield curve cashflow matching approach to a bond selection/settlement approach. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2010 methodology.

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2011, see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2010, the sensitivity of our pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2010
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
Increase in discount rate by 100 basis points	(10)%	(8)%
Decrease in discount rate by 100 basis points	11%	9%

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

In 2010, the Company increased the valuation allowance against the state and local deferred tax assets for certain non-insurance subsidiaries. The increase of $29 million to the valuation allowance relates to deferred tax assets established in 2010 and prior years.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2010 of $44 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2009 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired.

The Company’s affiliates in Japan as well as Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations for Japan and Korea are five years from when the return is filed.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of updated authoritative guidance for disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio, fair value disclosures, consolidation of variable interest entities, and accounting for the transfer of financial assets.

Future Adoption of New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of newly issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$1,019	$621	$(1,218)
Retirement	687	376	(1,109)
Asset Management	529	9	300

Total U.S. Retirement Solutions and Investment Management Division	2,235	1,006	(2,027)
Individual Life	461	696	(173)
Group Insurance	193	97	138

Total U.S. Individual Life and Group Insurance Division	654	793	(35)
International Insurance	1,657	1,111	1,923
International Investments	(5)	(17)	(68)

Total International Insurance and Investments Division	1,652	1,094	1,855
Corporate and Other	(844)	(861)	(1,035)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	3,697	2,032	(1,242)
Income tax expense (benefit)	1,065	139	(510)

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	2,632	1,893	(732)
Equity in earnings of operating joint ventures, net of taxes	84	1,523	(447)

Income (loss) from continuing operations for Financial Services Businesses	2,716	3,416	(1,179)
Income (loss) from discontinued operations, net of taxes	9	(39)	75

Net income (loss)—Financial Services Businesses	2,725	3,377	(1,104)
Less: Income (loss) attributable to noncontrolling interests	11	(34)	36

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$2,714	$3,411	$(1,140)

Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$5.80	$7.77	$(2.70)
Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$5.73	$7.72	$(2.70)
Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$5.82	$7.68	$(2.53)
Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$5.75	$7.63	$(2.53)
Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$725	$(480)	$16
Income tax expense (benefit)	245	(193)	(7)

Income (loss) from continuing operations for Closed Block Business	480	(287)	23
Income from discontinued operations, net of taxes	1	0	0

Net income (loss)—Closed Block Business	481	(287)	23
Less: Income attributable to noncontrolling interests	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$481	$(287)	$23

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$222.00	$(165.00)	$(16.00)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$222.50	$(165.00)	$(16.00)
Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$3,195	$3,124	$(1,117)

Results of Operations—Financial Services Businesses

2010 to 2009 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $700 million, from $3,416 million in 2009 to $2,716 million in 2010. Results in 2009 include a $1,457 million after tax gain on the sale of our minority joint venture interest in Wachovia Securities to Wells Fargo. Absent the effect of this item, income from continuing operations for the Financial Services Businesses for 2010 increased $757 million from 2009. Results in 2010 include net pre-tax gains associated with our general account portfolio and hedging programs, as compared to net pre-tax losses in 2009, reflecting the impact of financial market conditions in each period. In addition, results in the current year include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations and higher life-contingent structured settlement and single premium annuity sales in our retirement business. Results in 2010 and 2009 also reflect increases in other income and benefits and expenses due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for 2010 of $5.73 per share of Common Stock decreased from $7.72 per share of Common Stock for 2009. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $36 million for the year ended December 31, 2010, compared to $43 million for the year ended December 31, 2009. As described more fully in Note 16 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2009 to 2008 Annual Comparison.    Income (loss) from continuing operations for the Financial Services Businesses increased $4,595 million, from a loss of $1,179 million in 2008 to income of $3,416 million in 2009. Results in 2009 include a $1,457 million after tax gain on the sale of our minority joint venture interest in Wachovia Securities to Wells Fargo. Also contributing to the increase in income was a favorable variance related to adjustments to the amortization of deferred policy acquisition and other costs and the reserves for our variable annuity products, largely reflecting improved market conditions in 2009. In addition, income reflects an increase in other revenues, partially offset by an increase in benefits and expenses, due to changes in value of recorded assets and recorded liabilities that are expected to ultimately accrue to contractholders. Results for the current year include a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with certain variable annuity products. This variance was largely driven by changes in our adjustment to the embedded derivative liabilities for market-perceived non-performance risk, and resulted in a related increase in the amortization of deferred policy acquisition and other costs. Income also includes a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations. On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the year ended December 31, 2009 of $7.72 per share of Common Stock increased from a loss of $(2.70) per share of Common Stock for the year ended December 31, 2008. We analyze the operating performance of the segments included in the Financial Services Businesses using

“adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment, as described above, increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $43 million for the year ended December 31, 2009, compared to $55 million for the year ended December 31, 2008.

Results of Operations—Closed Block Business

2010 to 2009 Annual Comparison.    Income (loss) from continuing operations for the Closed Block Business for the year ended December 31, 2010, was $480 million, or $222.00 per share of Class B Stock, compared to a loss of $287 million, or $(165.00) per share of Class B Stock, for the year ended December 31, 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $36 million for the year ended December 31, 2010, compared to $43 million for the year ended December 31, 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Adjusted operating income under the amended definition excludes net gains of $312 million, net gains of $2 million, and net losses of $216 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of deferred policy acquisition and other costs. Of the $312 million in net gains for the year ended December 31, 2010, net gains of $12 million and $2 million are reflected within the U.S. GAAP results of the Individual Annuities and Retirement segments, respectively, and net gains of $298 million are reflected within our Corporate and Other operations.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$3,195	$2,515	$2,437
Benefits and expenses	2,149	1,758	3,327

Adjusted operating income	1,046	757	(890)
Realized investment gains (losses), net, and related adjustments(1)	120	416	(591)
Related charges(1)(2)	(147)	(552)	263

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,019	$621	$(1,218)

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. Realized investment gains (losses), net and related adjustments include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and valuation of business acquired.

In the third quarter of 2010, we amended our definition of adjusted operating income to exclude the net impact of embedded derivatives related to our living benefit features and related hedge positions as well as market value changes of derivatives used in our capital hedge program. Adjusted operating income for all periods presented has been revised to conform with the amended definition. See “—Consolidated Results of Operations—Segment Measures” for additional information. See “—Net impact of embedded derivatives related to our living benefit features and related hedge positions” below for a discussion of the results of these living benefit features and related hedge positions and see “—Capital hedge program” below for a discussion of the results of the capital hedge program included in Individual Annuities results.

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income increased $289 million, from $757 million in 2009 to $1,046 million in 2010. The increase in adjusted operating income was primarily due to an increase in fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts due to positive net flows and net market appreciation.

Partially offsetting the increase in adjusted operating income was a $31 million lower benefit related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. As shown in the following table, adjusted operating income for 2010 included $348 million of benefits from these adjustments, compared to $379 million of benefits included in 2009. This variance is discussed in more detail below.

	Year ended December 31, 2010			Year ended December 31, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$36	$67	$103	$54	$277	$331
Annual review / assumption updates	165	12	177	(30)	(19)	(49)
Quarterly adjustment for current period experience and other updates	23	45	68	63	34	97

Total	$224	$124	$348	$87	$292	$379

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $103 million of benefits for 2010 relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rate of return on variable annuity account values for the four quarters of 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Actual rate of return	3.4%	(5.2)%	8.1%	6.0%
Expected rate of return	2.0%	1.9%	2.1%	1.9%

Actual returns exceeded our expected returns for 2010 which increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return in 2010 for some contract groups were based upon our maximum future rate of return under the reversion to the mean approach, as discussed below. The overall increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions was a $103 million benefit for 2010 as shown in the table above.

The $331 million of benefits for 2009 relating to the quarterly market performance adjustments is attributable to a similar impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. The benefit in 2009 is higher than that in 2010 due to a greater difference in 2009 between the actual rates of return and the expected rates of return, which are detailed further below. Also, the $54 million decrease in amortization of deferred policy acquisition and other costs in 2009 is net of a $73 million charge to impair the entire remaining balance of valuation of business acquired, or VOBA, related to the variable annuity contracts acquired from Allstate in the second quarter of 2006. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods.

As discussed and shown in the table above, results for both periods also include the impact of the annual reviews of the assumptions used in the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

As mentioned above, we derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.1% per annum as of December 31, 2010, or 1.8% per quarter. Beginning in the fourth quarter of 2008 and continuing through the fourth quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.6% at the end of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 7.1%, but less than the maximum future rate of return of 9.6%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The $68 million benefit for 2010 and the $97 million benefit for 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs for 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs for 2009 reflect a reduction in amortization due to better than expected gross profits. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses.

2009 to 2008 Annual Comparison.    Adjusted operating income increased $1,647 million, from a loss of $890 million in 2008 to income of $757 million in 2009. As shown in the following table, adjusted operating income for 2009 included $379 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $1,334 million of charges included in 2008, resulting in a $1,713 million favorable variance.

	Year ended December 31, 2009			Year ended December 31, 2008
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$54	$277	$331	$(576)	$(484)	$(1,060)
Annual review/assumption updates	(30)	(19)	(49)	18	(118)	(100)
Quarterly adjustment for current period experience and other updates	63	34	97	(81)	(93)	(174)

Total	$87	$292	$379	$(639)	$(695)	$(1,334)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

These adjustments primarily reflect the market conditions that existed in the respective periods, and the estimated impact of those market conditions on contractholder behavior, and are discussed individually in more detail below. Partially offsetting these increases was a decrease in fee income, driven by lower average variable annuity asset balances invested in separate accounts. The declines in average separate account assets were due to market depreciation and transfers of balances to the general account. The transfer of balances to our general account relates to an automatic rebalancing element, also known as an asset transfer feature, in some of our optional living benefit features, which, as part of the overall product design, transferred approximately $10.5 billion out of the separate accounts and into the fixed-rate account in our general account from January 1, 2008 through March 31, 2009, due to equity market declines. Subsequently, in the remainder of 2009, approximately $3.5 billion was returned from the fixed-rate account in our general account to the separate accounts by operation of the automatic rebalancing element due to market improvements. Higher average annuity account values in investments backed by our general account resulting from these transfers also led to improved investment results, which offset the decrease in fee income.

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

Actual returns exceeded our expected returns for 2009 which increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The previously expected rate of return for 2009, for most contract groups, was based upon our maximum future rate of return assumption under the reversion to the mean approach. The increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. The $1,060 million charge in 2008 is attributable to a similar but opposite impact on gross profits of market value decreases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period.

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

The quarterly adjustments for current period experience shown in the table above reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs in 2009 reflect a reduction in amortization due to better than expected gross profits. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses. Less favorable than expected gross profits in 2008 were primarily due to lower than expected fee income and higher actual contract guarantee claims costs in 2008, primarily driven by unfavorable financial market conditions.

Revenues

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $680 million, from $2,515 million in 2009 to $3,195 million in 2010. Policy charges and fees and asset management fees and other income increased $703 million primarily due to higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts during 2010. The transfer of balances from the general account relates to both transfers from a customer elected dollar cost averaging program of approximately $2.2 billion and approximately $0.4 billion of net transfers primarily from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features. The automatic rebalancing element is part of the overall product design, and as a result of market improvements, transferred balances out of the fixed-rate account in our general account to the separate accounts during 2010. Premiums also increased $78 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature. Partially offsetting the increase in revenues was a decrease in net investment income of $101 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts as discussed above.

2009 to 2008 Annual Comparison.    Revenues increased $78 million, from $2,437 million in 2008 to $2,515 million in 2009. Net investment income increased $179 million, reflecting higher average annuity account values in the general account, resulting from the transfer of balances to the fixed-rate account in our general account relating to the automatic rebalancing element in some of our optional living benefit features. Partially offsetting the increase in net investment income was a decrease of $125 million in policy charges and fees and asset management fees and other income driven by a decrease in fee income reflecting lower average variable annuity asset balances invested in separate accounts. The decline in average separate account asset balances was due to net market depreciation and the transfer of balances to the fixed-rate account in our general account as mentioned above.

Benefits and Expenses

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $391 million, from $1,758 million in 2009 to $2,149 million in 2010. Absent the net $31 million increase related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $360 million. Excluding these adjustments, general and administrative expenses, net of capitalization, increased $240 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. Interest expense also increased $53 million driven by higher intercompany borrowings to fund operating costs and new business sales. The amortization of deferred policy acquisition costs, excluding the adjustments noted above, increased $36 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Excluding the adjustments noted above, insurance and annuity benefits increased $34 million driven by an increase in annuitizations primarily from contracts with the guaranteed minimum income benefit feature partially offset by lower reserves on the guaranteed minimum death and income benefit features due to the impact of favorable markets on account values during 2010. Lower interest credited to policyholders’ account balances driven by lower average annuity account values in the fixed-rate accounts of the general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income.

2009 to 2008 Annual Comparison    Benefits and expenses decreased $1,569 million, from $3,327 million in 2008 to $1,758 million in 2009. Absent the net $1,713 million decrease related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $144 million. Excluding these adjustments, interest credited to policyholders’ account balances increased $130 million primarily reflecting higher average annuity account values in our general account, resulting from transfers relating to an automatic rebalancing element in some of our optional living benefit features, and higher amortization of deferred sales inducements, reflecting the higher rate of amortization applied to gross profits in calculating amortization for 2009, due to the negative market performance adjustments recognized during 2008. Excluding the adjustments noted above, policyholders’ benefits, including changes in reserves, increased $129 million primarily reflecting higher actual and expected contract guarantee claims costs related to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. The amortization of deferred policy acquisition costs increased $82 million, excluding the adjustments noted above, also reflecting the higher rate of amortization for 2009, as discussed above. Partially offsetting these increases was a $152 million decrease in general and administrative expenses, net of capitalization, absent the effect of the items mentioned above, and a $45 million decrease in interest expense. The decrease in general and administrative expenses, net of capitalization, excluding the adjustments noted above, reflects a favorable variance related to the $97 million goodwill impairment recognized in 2008, and lower amortization of VOBA subsequent to the complete impairment in the first quarter of 2009 of balances related to the variable annuity contracts acquired from Allstate, as discussed above. The decrease in interest expense reflects paydowns of intercompany debt, which were funded with affiliated capital contributions.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Variable Annuities(1):
Beginning total account value	$80,519	$60,007	$80,330
Sales	21,651	16,117	10,208
Surrenders and withdrawals	(6,923)	(5,776)	(8,000)

Net sales	14,728	10,341	2,208
Benefit Payments	(981)	(988)	(1,057)

Net flows	13,747	9,353	1,151
Change in market value, interest credited and other activity(2)	9,748	12,220	(20,353)
Policy charges	(1,666)	(1,061)	(1,121)

Ending total account value(3)	$102,348	$80,519	$60,007

Fixed Annuities:
Beginning total account value	$3,452	$3,295	$3,488
Sales	103	179	121
Surrenders and withdrawals	(215)	(258)	(276)

Net redemptions	(112)	(79)	(155)
Benefit Payments	(267)	(160)	(160)

Net flows	(379)	(239)	(315)
Interest credited and other activity(2)	766	397	127
Policy charges	(2)	(1)	(5)

Ending total account value	$3,837	$3,452	$3,295

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.

(2)	Includes cumulative reclassifications of $267 million in 2010 and $259 million in 2009 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status to current reporting practices.
(3)	As of December 31, 2010, variable annuity account values are invested in equity funds ($56 billion or 55%), bond funds ($29 billion or 28%), market value adjusted or fixed-rate accounts ($9 billion or 9%), and other ($8 billion or 8%).

2010 to 2009 Annual Comparison    Total account values for fixed and variable annuities amounted to $106.2 billion as of December 31, 2010, representing an increase of $22.2 billion from December 31, 2009. The increase was driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable equity markets for 2010. Individual variable annuity gross sales momentum continued in 2010 as sales increased by $5.5 billion, from $16.1 billion in 2009 to $21.6 billion in 2010. The increase reflects our product strength, customer value proposition, and position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we have benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. Although we have implemented similar modifications, we believe that our product offerings have remained competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $1.1 billion, from $5.8 billion in 2009 to $6.9 billion in 2010, reflecting the overall impact of higher account values in the current year due to market appreciation over the past twelve months.

2009 to 2008 Annual Comparison    Total account values for fixed and variable annuities amounted to $84.0 billion as of December 31, 2009, an increase of $20.7 billion from December 31, 2008. The increase came primarily from increases in the market value of customers’ variable annuities due to equity market appreciation and from positive variable annuity net flows. Individual variable annuity gross sales increased by $5.9 billion, from $10.2 billion in 2008 to $16.1 billion in 2009. The increase reflects a benefit from the impact of market disruptions on some of our competitors, certain of which implemented product modifications to increase pricing and scale back product features in the second and third quarters of 2009. We also experienced increased sales in the third quarter of 2009 related to certain optional living benefit features which we previously announced would be discontinued during the third quarter of 2009. Individual variable annuity surrenders and withdrawals decreased by $2.2 billion, from $8.0 billion in 2008 to $5.8 billion in 2009, reflecting the overall impact of lower account values in the first half of 2009 due to market depreciation and lower lapses for policies where the current policyholder account value is below the guaranteed minimum death or living benefit value.

Variable Annuity Net Amount at Risk

As a result of the volatility and disruption in the global financial markets, in recent years we have seen significant volatility in the net amounts at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with our variable annuity products primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging programs are discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions” and “—Capital hedge program.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact on any capital markets movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, and the impact of risks that are not able to be hedged.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $75.1 billion, $52.5 billion and $33.1 billion as of December 31, 2010, 2009 and 2008, respectively. The following table sets forth the account values of our variable annuities with living benefit features and the net amounts at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$57,336	$1,217	$34,901	$1,061	$17,653	$1,328
No automatic rebalancing element	17,735	1,825	17,570	2,785	15,401	4,973

Total variable annuity account values with living benefit features	$75,071	$3,042	$52,471	$3,846	$33,054	$6,301

(1)	As of December 31, 2010, 2009 and 2008, asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 12% or $6.7 billion of the $57.3 billion total account value, 23% or $8.2 billion of the $34.9 billion total account value, and 78% or $13.8 billion of the $17.7 billion total account value, respectively.

The increase in account values that included an automatic rebalancing element in 2010 compared to the prior years, reflects sales of our latest product offerings which include this feature, as well as the impact on account values of overall favorable equity markets since the prior periods. As of December 31, 2010, approximately 76% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 67% and 53% as of December 31, 2009 and 2008, respectively.

Favorable market conditions for the year ended December 31, 2010 drove the decrease in total net amount at risk compared to the prior years. As of December 31, 2010, approximately 40% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 28% as of December 31, 2009 and 21% as of December 31, 2008.

Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $75.1 billion, $52.5 billion and $33.1 billion of variable annuity account values with living benefit features as of December 31, 2010, 2009 and 2008, respectively, also contain guaranteed minimum death benefits. An additional $24.0 billion, $24.4 billion and $23.3 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values of our variable annuities with guaranteed minimum death benefits and the net amount at risk of the guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$57,336	$592	$34,901	$800	$17,653	$1,698
No automatic rebalancing element	41,693	4,867	41,975	7,798	38,733	14,404

Total variable annuity account values with death benefit features	$99,029	$5,459	$76,876	$8,598	$56,386	$16,102

As of December 31, 2010 approximately 58% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element as part of the living benefit feature design, compared to 45% and 31% as of December 31, 2009 and 2008, respectively. As of December 31, 2010 approximately 11% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element in the product design, compared to 9% and 11% as of December 31, 2009 and 2008, respectively.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings. In addition, consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported through Corporate and Other operations.

Historically, adjusted operating income included the net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions, as well as the related impact to the amortization of deferred policy acquisition and other costs. In light of management’s decision to change the hedge target, as discussed above, in the third quarter of 2010, we amended our definition of adjusted operating income to exclude changes in the fair value of the embedded derivative liabilities and the related derivative hedge positions, as well as the related amortization of deferred policy acquisition and other costs. The net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net and related adjustments” and the related impact to the amortization of deferred policy acquisition and other costs is included in “Related charges.” See “—Consolidated Results of Operations—Segment Measures” for additional information.

The following table shows the net impact of changes in the embedded derivative liabilities, as defined by GAAP, and hedge positions, as well as the related amortization of deferred policy acquisition and other costs, for the years ended December 31, 2010, 2009 and 2008 for the Individual Annuities segment.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Decrease/(increase) in the fair value of the embedded derivative liabilities(1)	$1,057	$3,049	$(3,018)
Change in fair value of hedge positions	(224)	(2,715)	2,494
Less: Gain/(loss) reported in Corporate and Other operations(2)	306	0	0

Subtotal	527	334	(524)

(Increase)/decrease in the fair value of the embedded derivative liabilities due to updates to the assumptions used in the valuation of the liability	(902)	(110)	86
Decrease in the embedded derivative liabilities resulting from the impact of the market-perceived risk of our own non-performance(3)	412	312	0

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions(4)	$37	$536	$(438)

Related benefit/(charge) to amortization of DAC and other costs(5)	$(4)	$(410)	$251

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions, after the impact of DAC and other costs	$33	$126	$(187)

(1)	Represents the change in the fair value of the embedded derivative liability as defined by GAAP, excluding the change in the fair value of the embedded derivative liabilities due to updates to the assumptions used in the valuation of the liability and the impact of the market-perceived risk of our own non-performance.
(2)	Represents the impact from temporarily hedging to an amount that differs from our hedge target definition.
(3)	As of December 31, 2010, our adjustment for the market’s perception of our own risk of non-performance resulted in a $723 million decrease to the embedded derivative liability.
(4)	Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions are excluded from adjusted operating income and included in operating results in “Realized investment gains (losses), net and related adjustments.”
(5)	Related benefit/(charge) to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

In 2010, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment was a benefit of $37 million partially offset by a $4 million increase in the amortization of deferred policy acquisition and other costs resulting from the corresponding impact to current period gross profits. Excluding the updates of the assumptions used in the valuation of the embedded derivatives, which are discussed below, and excluding the related amortization of deferred policy acquisition and other costs, the hedging activities resulted in a $527 million net benefit in 2010 for the Individual Annuities segment. $387 million of the $527 million net benefit in 2010 is attributable to the difference between the change in the target hedge liability and the change in the fair value of the liability as defined by GAAP. As described above, because the value of our new hedge target does not equal the value of embedded derivative liability as defined by GAAP, our net hedging results will be impacted each period by the difference between the changes in the two values. The remaining $140 million of the $527 million net benefit is primarily driven by results prior to the implementation of our new hedging strategy related to differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy. Given the sensitivity of the fair value of the embedded derivative to current financial market conditions as well as the new hedging strategy which targets a liability different from that defined by GAAP, differences between the fair value of the embedded derivative as defined by GAAP and related hedge positions for a given period will be largely dependent on the financial market conditions throughout the period. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

As shown above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for 2010 also includes the impact of updates to the assumptions used in the valuation of the embedded derivative liabilities resulting in a $902 million charge. This charge represents an increase to the embedded derivative liability primarily driven by reductions in the expected lapse rate assumption based on evolving experience. Additionally, beginning in 2009, we include an adjustment to the embedded derivative liability to reflect the market’s perception of our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position. For additional information regarding the methodology for calculating the impact of the market-perceived risk of our non-performance, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.” As shown in the table above, 2010 includes a $412 million benefit related to this adjustment primarily resulting from an increase in the fair value of embedded derivatives in a liability position reflecting an increase in the present value of future expected benefit payments driven by lower interest rates as well as a reduction in the expected lapse rate assumption.

In 2009 and 2008, the net impact from the mark-to-market of our embedded derivatives and related hedge positions was a benefit of $536 million and a net charge of $438 million, respectively. A corresponding impact to current period gross profits related to these impacts led to an offsetting increase in the amortization of deferred policy acquisition and other costs of $410 million in 2009 and a decrease in the amortization of deferred policy acquisition and other costs of $251 million in 2008. Excluding the updates of the assumptions used in the valuation of the embedded derivatives, which are discussed below and excluding the related amortization of deferred policy acquisition and other costs, the hedging activities resulted in a $334 million benefit in 2009 and a $524 million charge in 2008. Variances for both periods are primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy.

As shown above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for 2009 and 2008 also includes the impact of updates to the assumptions used in the valuation of the embedded derivative liabilities. The charge of $110 million for 2009 represents an increase to the embedded derivative liability primarily driven by reductions in the expected lapse rate assumption based on evolving experience partially offset by a decrease in the liability driven by an update of the equity volatility assumption to better match the actual equity indices referenced. The benefit of $86 million in 2008 represents a decrease to the embedded derivative liability primarily driven by an update of the equity volatility assumption to better match the actual equity indices referenced. Additionally, beginning in 2009, we included an adjustment to the embedded derivative liability to reflect the market’s perception of our own risk of non-performance, as described above. 2009 includes a $312 million benefit related to this update.

Capital hedge program

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of that program are reported within Corporate and Other operations. Consequently, see “—Corporate and Other” for a discussion of the results of the current program. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion of the capital hedge program. The results of the Individual Annuities segment for 2010 included $21 million of mark-to-market losses on these capital hedges prior to their termination. The results of the Individual Annuities segment for 2009 included $180 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the year which resulted in an increase in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for additional information. We continue to assess the composition of the hedging program on an ongoing basis.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$5,183	$4,659	$4,859
Benefits and expenses	4,611	4,165	4,314

Adjusted operating income	572	494	545
Realized investment gains (losses), net, and related adjustments(1)	262	(825)	(1,091)
Related charges(2)	(17)	5	8
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	468	1,533	(1,364)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(598)	(831)	793

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$687	$376	$(1,109)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net and related adjustments include the net impact of our living benefit features and related hedge positions. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

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

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income increased $78 million, from $494 million in 2009 to $572 million in 2010, primarily reflecting higher asset-based fee income and improved net investment spread results partially offset by an increase in general and administrative expenses, net of capitalization, and a less favorable benefit from reserve refinements. Each item is further discussed below.

Higher asset-based fees were driven by an increase in average full service fee-based retirement account values and higher fee-based investment-only stable value account values in our institutional investment products business. The increase in average full service fee-based retirement account values was driven by market appreciation and net additions. Higher fee-based investment-only stable value account values in our institutional investment products business were driven by net additions due to our market positioning.

Improved net investment spread results were driven by lower crediting rates on general account liabilities in our full service business and increased income from equity method investments driven by mark-to-market gains in 2010 compared to mark-to-market losses in 2009. Lower crediting rates on general account liabilities in our full service business resulted from rate resets in the third quarter of 2009 and first quarter of 2010. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Also contributing to the increase in net investment spread results were increased net settlements on floating rate to fixed rate interest rate swaps used to manage the duration of the investment portfolio. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio primarily for our institutional investment products business. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio, primarily in our institutional investment products business, grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined during 2009, relative to the liabilities, as a result of purchases of fixed income securities with shorter durations than the durations of our liabilities and higher levels of cash and short-term investments. Although the notional amounts of these swaps on average for 2010 are relatively unchanged from 2009, the amounts have declined in the latter half of 2010 as lower levels of cash and short-term investments and purchases of fixed income securities with durations more closely matched to our liabilities reduced the duration gap between our assets and liabilities. Future net investment spread results could be impacted if interest rates or the notional amounts of these swaps change. Partially offsetting the improvement in net investment spread results was the negative impact of a lower base of invested assets in our general account reflecting scheduled withdrawals from guaranteed investment products in our institutional investment products business partially offset by the positive impact of net additions in our structured settlement product and increases in balances in our full service general account stable value products. If we are unable to replace scheduled withdrawals of guaranteed investment products, including GICs, funding agreements, retail notes, and institutional notes, with new additions, net investment spread results in future periods may be negatively impacted. For further discussion of our sales, see “—Sales Results and Account Values.”

Partially offsetting these increases in adjusted operating income was an increase in general and administrative expenses, net of capitalization, driven by expenses incurred in 2010 related to certain cost reduction initiatives. Also partially offsetting these increases in adjusted operating income was a less favorable benefit from reserve refinements, primarily due to a benefit in 2009 related to updates of client census data on our group annuity blocks of business.

Results for both 2010 and 2009 also include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for 2010 and 2009 included charges of $18 million and $3 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in an $11 million benefit in 2010 compared to a $5 million charge in 2009, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in net charges included in adjusted operating income of $7 million for 2010 and $8 million in 2009. The net charge of $7 million in 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which both decreased expected future gross profits.

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $51 million, from $545 million in 2008 to $494 million in 2009. Results for both periods include the impact of an annual review of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and valuation of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for 2009 included a $3 million charge from the annual review, compared to a $21 million charge in 2008. The charge in 2008 primarily reflected a decrease in our estimate of future gross profits, including a decline in our asset-based profit assumptions and an increase in our expense assumptions. The quarterly updates for actual experience resulted in a $5 million of charge in 2009 and a $23 million benefit in 2008, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. In addition, 2008 included a $29 million benefit from a reduction in the amortization of valuation of business acquired due to a cumulative adjustment relating to the calculation of actual and expected gross profits. Together, these items resulted in a net charge of $8 million in 2009 and a net benefit of $31 million in 2008.

Excluding the items discussed above, adjusted operating income decreased $12 million compared to 2008 reflecting a decrease in adjusted operating income for our institutional investment products business and relatively unchanged adjusted operating income in our full service business. The decrease in our institutional investment products business primarily reflects a less favorable benefit from reserve refinements of $44 million, primarily due to a smaller benefit in 2009 related to updates of client census data on our group annuity blocks of business, as well as less favorable case experience related to our group annuity blocks of business. Partially offsetting this decrease were improved net investment spread results and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products. The increase in net investment spread results was primarily due to increased net settlements on interest rate swaps used to manage the duration of the investment portfolio, and the impact of the maturity of a single large guaranteed investment contract which had an interest crediting rate substantially in excess of our general account invested asset yield. The increase in net swap settlements resulted from a higher notional amount of swaps used to manage the duration of the investment portfolio and the generally favorable impact of lower interest rates on those swaps. As we continued to manage the duration gap between assets and liabilities within our risk management framework, the use of interest rate swaps to increase the duration of the investment portfolio grew in 2009 as the duration of the investment portfolio excluding the impact of swaps declined. The investment portfolio duration had generally declined relative to the liabilities as a result of purchases of fixed income securities with shorter duration than the duration of our liabilities and higher levels of short-term investments discussed below. Partially offsetting these increases in investment results was a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods. Such accretion did not contribute to results for 2009 due to our adoption of new authoritative guidance related to fixed maturity other-than-temporary impairments on January 1, 2009. Also serving as partial offsets were a lower base of invested assets in our general account reflecting scheduled withdrawals of our guaranteed investment products and lower yields, including the impact of declining short-term interest rates and a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes. Higher levels of short-term liquidity were maintained in 2009 to provide additional capacity to address changing cash needs in light of market conditions during that period.

Results of our full service business in 2009 compared to 2008 benefited from improved net investment spread results, driven by higher net yields due to the impact of lower crediting rates on general account liabilities, resulting from rate resets, as well as higher average invested assets in our general account reflecting full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products. Serving to mostly offset these increases were lower asset-based fees, due to a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation and full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products, as well as fee concessions made to certain existing clients. Although account value declines in 2008 and early 2009 due to equity market depreciation were partially offset by large plan sales, in some instances these cases provide for more limited product offerings than existing business, and consequently a lower contribution to asset-based fees.

Revenues

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $524 million, from $4,659 million in 2009 to $5,183 million in 2010. Premiums increased $464 million, driven by higher life-contingent structured settlement and single premium annuity sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Policy charges and fee income and asset management fees and other income increased $131 million, primarily driven by an increase in asset-based fees due to an increase in average full service fee-based retirement account values and an increase in fee-based investment-only stable value account values in our institutional investment products business, as well as increased income from net settlements on interest rate swaps, as discussed above.

Partially offsetting these increases was a $71 million decrease in net investment income, primarily reflecting a smaller base of invested assets resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. Partially offsetting these declines were increases in net investment income from an increase in income on equity method investments as discussed above.

2009 to 2008 Annual Comparison.    Revenues decreased $200 million, from $4,859 million in 2008 to $4,659 million in 2009. Net investment income decreased $255 million, primarily reflecting lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and the impact of a higher balance of investments in lower yielding assets, such as cash and short-term investments, for liquidity purposes, as discussed above. Also contributing to the decline in net investment income was a smaller base of invested assets related to our guaranteed investment products, due to maturities, and a lower benefit from the accretion into net investment income of fixed maturity other-than-temporary impairments recognized in previous periods, as discussed above. Partially offsetting these declines were increases in net investment income from a larger base of invested assets in our full service business, primarily driven by participant transfers from our equity based separate account and mutual fund products to our general account stable value products, and a favorable variance in the mark-to-market of equity investments required in certain of our separate account products.

Partially offsetting the decline in net investment income was a $43 million increase in policy charges and fee income and asset management fees and other income, primarily relating to higher net settlements on interest rate swaps used to manage the duration of the investment portfolio, as discussed above. Also contributing to the increase in policy charges and fee income and asset management fees and other income was a $35 million increase in revenues associated with the acquired operations of MullinTBG. Partially offsetting these increases in policy charges and fee income and asset management fees and other income was a decline in asset-based fees in our full service business driven by a decrease in average full service fee-based retirement account values, primarily resulting from equity market depreciation and full service participant transfers from our equity based separate account and mutual fund products to our general account stable value products, as well as fee concessions made to certain existing clients, partially offset by large plan sales, as discussed above. In addition, premiums increased $12 million, driven by higher life-contingent structured settlement sales, partially offset by lower single premium group annuity sales, which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Benefits and Expenses

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $446 million, from $4,165 million in 2009 to $4,611 million in 2010. Policyholders’ benefits, including the change in policy reserves, increased $468 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums and a less favorable benefit from reserve refinements, as discussed above. Also, general and administrative expenses, net of capitalization, increased $67 million primarily driven by higher commission expenses, net of capitalization, higher asset management costs due to an increase in average full service fee-based retirement account values, and expenses incurred in 2010 related to certain cost reduction initiatives. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $73 million, primarily reflecting a smaller base of account values resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, lower crediting rates on floating rate guaranteed investment products, and lower crediting rates on full service stable value account values due to rate resets. In addition, interest expense decreased $12 million reflecting lower interest rates and lower borrowings used to support investments.

2009 to 2008 Annual Comparison.    Benefits and expenses decreased $149 million, from $4,314 million in 2008 to $4,165 million in 2009. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and valuation of business acquired discussed above, which account for a $39 million increase, benefits and expenses decreased $188 million. Interest credited to policyholders’ account balances decreased $237 million, primarily reflecting lower crediting rates on floating rate guaranteed investment products, the impact of maturities within our guaranteed investment products and lower crediting rates on full service stable value product liabilities due to rate resets, partially offset by the impact of higher full service general account stable value product account values due to participant transfers from equity based separate account and mutual fund products. In addition, interest expense decreased $60 million, reflecting lower interest rates and lower borrowings used to support investments. Partially offsetting these decreases, policyholders’ benefits, including the change in policy reserves, increased $59 million, primarily reflecting a less favorable benefit from reserve refinements, as discussed above, and the increase in reserves associated with the increase in premiums discussed above, partially offset by lower interest on lower general account policy reserves. General and administrative expenses, net of capitalization, increased $54 million excluding the impact of the annual reviews and other adjustments mentioned above, driven by a $39 million increase in costs related to the acquired operations of MullinTBG, as well as expenses incurred to support several large client sales, partially offset by the absence of the costs of an interim service agreement relating to the retirement business acquired from Union Bank of California, N.A. and a $12 million charge for one-time costs associated with certain cost reduction programs, which were included in 2008.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Full Service(1):
Beginning total account value	$126,345	$99,738	$112,192
Deposits and sales	19,266	23,188	18,941
Withdrawals and benefits	(16,804)	(14,438)	(15,051)
Change in market value, interest credited and interest income	12,506	17,857	(25,259)
Acquisition(2)	0	0	8,915

Ending total account value	$141,313	$126,345	$99,738

Net additions	$2,462	$8,750	$3,890

Institutional Investment Products(3):
Beginning total account value	$51,908	$50,491	$51,591
Additions(4)	15,298	7,786	5,738
Withdrawals and benefits(5)	(6,958)	(7,817)	(7,392)
Change in market value, interest credited and interest income	3,370	2,287	2,198
Other(6)	565	(839)	(1,644)

Ending total account value	$64,183	$51,908	$50,491

Net additions (withdrawals)	$8,340	$(31)	$(1,654)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.8 billion, $5.4 billion and $4.6 billion as of December 31, 2010, 2009 and 2008, respectively.
(2)	On October 10, 2008 we acquired MullinTBG, as discussed above.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.4 billion, $5.2 billion and $5.3 billion as of December 31, 2010, 2009 and 2008, respectively. Ending total account value for the institutional investments products business also includes $1.5 billion as of both December 31, 2010 and 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $1.0 billion, $1.8 billion and $3.5 billion as of December 31, 2010, 2009 and 2008, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(4)	Additions include $500 million and $700 million for 2009 and 2008, respectively, representing transfers of externally-managed client balances to accounts we manage. These additions are offset within Other, as there is no net impact on ending account values for these transfers.
(5)	Withdrawals and benefits include $(752) million and $(488) million for 2010 and 2009, respectively, representing transfers of client balances from accounts we managed to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for this transfer.
(6)	Other includes transfers from (to) the Asset Management segment of $(164) million, $(11) million and $432 million for 2010, 2009 and 2008, respectively. Other also includes $752 million, $(12) million and $(700) million in 2010, 2009 and 2008, respectively, representing net transfers of externally-managed client balances from/(to) accounts we manage. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for this transfer. Other also includes $1,500 million for 2009 representing collateralized funding agreements issued to the FHLBNY and $(1,522) million for 2009 representing terminations of affiliated funding agreements utilizing proceeds from the issuances to FHLBNY. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2010 to 2009 Annual Comparison.    Account values in our full service business amounted to $141.3 billion as of December 31, 2010, an increase of $15.0 billion from December 31, 2009 primarily driven by an increase in the market value of customer funds due to favorable equity markets and, to a lesser extent, net additions in 2010. Net additions decreased $6.3 billion, from $8.8 billion in 2009 to $2.5 billion in 2010, primarily reflecting lower new plan sales, as 2009 included significant large plan sales, and, to a lesser extent, higher plan lapses. New plan sales in 2010 included twelve client sales over $100 million totaling $3.3 billion compared to twelve client sales over $100 million in 2009, which totaled $7.5 billion.

Account values in our institutional investment products business amounted to $64.2 billion as of December 31, 2010, an increase of $12.3 billion from December 31, 2009. The increase in account values was primarily driven by additions of fee-based investment-only stable value products and increases in the market value of customer funds, primarily from a decline in fixed income market yields and interest credited on general account liabilities. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions (withdrawals) increased $8.4 billion, from net withdrawals of $31 million in 2009 to net additions of $8.3 billion in 2010 primarily reflecting higher sales of fee-based investment-only stable value products and lower general account guaranteed investment product scheduled withdrawals. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital market conditions.

2009 to 2008 Annual Comparison.    Account values in our full service business amounted to $126.3 billion as of December 31, 2009, an increase of $26.6 billion from December 31, 2008. The increase in account values was primarily driven by an increase in the market value of customer funds due to equity market appreciation and, to a lesser extent, by net additions. Net additions increased $4.9 billion, from $3.9 billion in 2008 to $8.8 billion in 2009, primarily reflecting higher new plan sales and, to a lesser extent, lower plan lapses. New plan sales in 2009 included twelve client sales over $100 million, totaling $7.5 billion, compared to ten client sales over $100 million in 2008, which totaled $4.5 billion.

Account values in our institutional investment products business amounted to $51.9 billion as of December 31, 2009, an increase of $1.4 billion from December 31, 2008. The increase in account values was primarily driven by increases in the market value of customer funds, primarily from interest credited on general account business and credit spread tightening in the fixed income markets, partially offset by net outflows from externally managed accounts. Net withdrawals decreased $1.6 billion, from $1,654 million in 2008 to $31 million in 2009. This decrease primarily reflects higher sales of investment-only, fee-based stable value products, which more than offset lower sales of guaranteed investment products in the institutional and retail markets. Sales of our retail notes and institutional notes were negatively impacted by unfavorable capital markets conditions, in particular during the second half of 2008 and through 2009, reflecting the extreme stress experienced by global financial markets from the second half of 2007 through the early portion of 2009.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$1,888	$1,257	$1,686
Expenses	1,401	1,202	1,454

Adjusted operating income	487	55	232
Realized investment gains (losses), net, and related adjustments(1)	13	(32)	40
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	29	(14)	28

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$529	$9	$300

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income increased $432 million, from $55 million in 2009 to $487 million in 2010 primarily reflecting more favorable results from commercial mortgage activities and more favorable investment results from proprietary investing activities, as well as increased asset management fees.

Asset management fees increased $224 million, before associated expenses, primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results from the segment’s commercial mortgage activities increased primarily driven by lower credit and valuation-related charges on interim loans. Results in 2010 include $50 million of net credit and valuation-related charges compared to $240 million in 2009. As of December 31, 2010, the principal balance of interim loans outstanding totaled $1.3 billion, which excludes both $29 million of commitments for future fundings that would need to be disbursed if the borrowers meet the conditions for these fundings, as well as $69 million of commercial real estate held for sale related to foreclosed interim loans. As of December 31, 2010, these interim loans outstanding had a weighted average loan-to-value ratio of 108%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of December 31, 2010, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $171 million. The interim loans had a weighted average debt service coverage ratio of 1.24 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $168 million as of December 31, 2010.

Results from proprietary investing activities increased $103 million, from a loss of $70 million in 2009 to income of $33 million in 2010, primarily due to improved results in real estate and fixed income investments. Real estate proprietary investing results in 2009 reflect losses of $70 million, compared to income of $16 million in 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year. Results in 2009 also reflect losses of $11 million in a fixed income fund compared to zero in 2010. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. In addition, proprietary investing fixed income investment results in 2009 included impairments of $10 million on collateralized debt obligations, which as of December 31, 2010, have an amortized cost of zero.

Results in 2010 also reflect an increase in performance-based incentive fees primarily related to institutional real estate funds. These increases were partially offset by an increase in compensation expenses and lower income related to securities lending activities.

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $177 million, from $232 million in 2008 to $55 million in 2009. Results of the segment’s commercial mortgage activities decreased reflecting higher credit and valuation-related charges of $177 million on interim loans. Due to market conditions and the inherent risk of these loans, the underwriting of new interim loans was suspended during the third quarter of 2008. As of December 31, 2009, the principal balance of interim loans outstanding totaled $1.7 billion, which excludes both $86 million of commitments for future fundings that would need to be disbursed if the borrowers meet the conditions for these fundings, as well as $59 million of commercial real estate held for sale related to foreclosed interim loans. As of December 31, 2009, these interim loans outstanding had a weighted average loan-to-value ratio of 112%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of December 31, 2009, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $264 million. These loans had a weighted average debt service coverage ratio of 1.16 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $236 million as of December 31, 2009. Results in 2009 also reflect lower transaction and performance based incentive fees, primarily related to institutional real estate funds reflecting a decline in real estate values, as well as a decrease in asset management fees primarily from retail and institutional customer assets primarily as a result of lower average asset values. In addition, results for 2009 reflect lower income related to mutual fund service fees and securities lending activities.

The decrease in adjusted operating income was partially offset by more favorable results from the segment’s proprietary investing activities which increased $137 million, from a loss of $207 million in 2008 to a loss of $70 million in 2009, primarily within fixed income investments. Results reflect a reduction of losses in a fixed income fund which included losses of $172 million in 2008, compared to losses of $11 million in 2009. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. Fixed income investment results in 2008 also included impairments of $40 million on collateralized debt obligations, which as of December 31, 2009 have an amortized cost of zero. Proprietary investing results for equity investments increased $33 million reflecting losses in 2008, compared to gains in 2009. In 2009, we exited several of these equity investment funds. These increases were partially offset by real estate proprietary investing which decreased $93 million primarily reflecting the impact of lower real estate values on co-investments. Also, results for 2009 reflect a decrease in expenses largely related to compensation.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type, asset management fees by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues are fees based on assets under management.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$626	$511	$540
Retail customers(1)	353	268	307
General account	294	270	268

Total asset management fees	1,273	1,049	1,115

Incentive fees	71	49	71
Transaction fees	23	27	76
Proprietary investing	49	(41)	(128)
Commercial mortgage(2)	89	(99)	31

Total incentive, transaction, proprietary investing and commercial mortgage revenues	232	(64)	50

Service, distribution and other revenues(3)	383	272	521

Total revenues	$1,888	$1,257	$1,686

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $66 million in 2010, $61 million in 2009 and $55 million in 2008.

	December 31,
	2010	2009
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$235.3	$188.4
Retail customers(2)	101.2	84.4
General account	200.8	184.0

Total	$537.3	$456.8

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2010	2009	2008
	(in millions)
Co-Investments:
Real Estate	$361	$370	$221
Fixed Income	29	14	197
Seed Investments:
Real Estate	251	198	345
Public Equity	119	57	252
Fixed Income	102	33	52
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	2	13	179
Private Equity secured by Investor Equity	14	0	0
Real Estate secured by Fund Assets	198	276	283

Total	$1,076	$961	$1,529

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $631 million, from $1,257 million in 2009 to $1,888 million in 2010. Asset management fees increased $224 million primarily from institutional and retail customer assets as a result of higher asset values from market appreciation and positive net asset flows. Commercial mortgage revenues increased $188 million primarily reflecting lower net credit and valuation-related charges on interim loans, as discussed above. Service, distribution and other revenues increased $111 million primarily from higher mutual fund service fees and assets under management, with a corresponding increase in expense. Also contributing to the increase were higher revenues in certain consolidated real estate funds, which were fully offset by higher expenses related to noncontrolling interests in these funds. Proprietary investing revenues increased $90 million reflecting improved results in real estate and fixed income investments, as discussed above. In addition, incentive fees increased $22 million primarily related to institutional real estate funds. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2010, $149 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $150 million as of December 31, 2009. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

2009 to 2008 Annual Comparison.    Revenues decreased $429 million, from $1,686 million in 2008 to $1,257 million in 2009. Service, distribution and other revenues decreased $249 million of which $97 million related to lower revenues in certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. The remainder of the decrease in service, distribution and other revenues includes lower mutual fund service fee revenues, partially offset by expenses as discussed below, as well as a decline in revenues related to securities lending activities. Commercial mortgage revenues decreased $130 million reflecting higher credit and valuation-related charges on interim loans in 2009, as discussed above. Asset management fees decreased $66 million, primarily from the management of retail and institutional customer assets as a result of lower average asset values. In addition, transaction and incentive fees decreased $71 million primarily reflecting a decline in real estate values due to adverse real estate market conditions. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December, 31, 2009, $150 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $123 million as of December 31, 2008. In 2009, adjustments of $47 million related to previously recognized incentive fees contributed to the decline in incentive fees resulting from fund performance. Proprietary investing revenues increased $87 million reflecting a decline in losses, primarily the result of lower proprietary investing balances in 2009, including the redemption of a fixed income fund and the exiting of several equity investment funds in 2009, compared to investment losses in these funds in 2008. Real estate proprietary investing revenues decreased primarily due to the impact of lower real estate values on co-investments.

Expenses

2010 to 2009 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $199 million, from $1,202 million in 2009 to $1,401 million in 2010 primarily driven by increased compensation costs due to higher incentive compensation, in line with increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate funds and mutual funds services increased, as discussed above.

2009 to 2008 Annual Comparison.    Expenses decreased $252 million, from $1,454 million in 2008 to $1,202 million in 2009. The decrease in expenses was driven by lower revenues, as discussed above, related to performance based incentive fees, lower revenues associated with certain consolidated funds, the decline in mutual fund service fee revenue, and lower interest costs related to our reduced proprietary investing activities. In addition, compensation costs decreased primarily due to lower incentive compensation, in line with lower revenues, as well as lower headcount.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$2,815	$2,768	$2,754
Benefits and expenses	2,315	2,206	2,308

Adjusted operating income	500	562	446
Realized investment gains (losses), net, and related adjustments(1)	(39)	134	(619)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$461	$696	$(173)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income decreased $62 million, from $562 million in 2009 to $500 million in 2010. Results in 2010 included a $52 million benefit from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review, compared to a $55 million benefit from the annual review in 2009. The annual reviews cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. Results in 2009 also included a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute. These compensation arrangements are subject to renegotiations periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was renegotiated in 2008 and the profit opportunities were reduced significantly in 2010 and beyond resulting in a benefit of less than $1 million in 2010.

Absent the effect of these items, adjusted operating income in 2010 decreased $29 million, including $33 million from mortality experience, net of reinsurance, which was slightly unfavorable relative to expected levels in the current year, compared to favorable mortality experience in the prior year. The decrease in adjusted operating income also reflects a $17 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, reflecting a net expense of $1 million in 2010 compared to a net benefit of $16 million in 2009, resulting from changes in our estimates of total gross profits primarily from variable products arising from separate account fund performance and policyholder experience, which are described in more detail below. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by the impact of policyholder persistency which in 2010 returned to levels that are more consistent with expectations. The decline in our in force block of variable life business also contributed to the decrease in adjusted operating income. Partially offsetting the decrease in adjusted operating income was higher net investment income from an increase in assets supporting our term and universal life products, growth in universal life policyholder account balances and the impact of gains in 2010 on investments in real property separate account funds compared to losses in 2009.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflects the impact on our estimate of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the four quarters of 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Actual rate of return	3.8%	(7.4)%	8.3%	7.3%
Expected rate of return	2.6%	2.6%	2.5%	2.2%

The overall actual rate of return on separate account funds for 2010 was higher than our expected rate of return which resulted in a net decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves. The overall higher than expected market returns in 2010 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. The overall actual rate of return on separate account funds for 2009 was also higher than our expected rate of return resulting in a similar impact on gross profits and a net decrease in amortization. The benefit from lower amortization in 2009 was higher compared to 2010 due to a greater difference in 2009 between actual rates of return and expected rates of return. The previously expected separate account fund performance was based on our future rate of return assumption under the reversion to the mean approach, as discussed below. In addition, the net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, includes the impact of variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The current period includes a benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to an expense in 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. Beginning in the fourth quarter of 2008 and continuing into the fourth quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to mean approach was 9.8% for 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. As of the end of the fourth quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was lower than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the projected near-term future rate of return over the four year period which was 8.6% as of December 31, 2010.

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

Adjusted operating income for 2009 also includes a benefit of $55 million from the annual review of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves as well as for establishing reserves for guaranteed minimum death benefit features in certain contracts. Results for 2008 include a benefit of $79 million from the annual assumption review. In addition, results for 2009 include a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute, while results for 2008 include a similar benefit of $53 million. These compensation arrangements are subject to renegotiation periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was revised effective in late 2008.

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

Revenues

2010 to 2009 Annual Comparison. Revenues,    as shown in the table above under “—Operating Results,” increased $47 million, from $2,768 million in 2009 to $2,815 million in 2010. Net investment income increased $94 million, due to an increase in assets supporting our term and universal life products and growth in universal life and variable policyholder account balances due to increased policyholder deposits, as well as gains in 2010 on investments in real property separate account funds compared to losses in 2009. Premiums increased $28 million, primarily due to growth of our in force block of term insurance. Policy charges and fees and asset management fees and other income decreased $75 million including a $31 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions, and a $30 million decrease in compensation received based on multi-year profitability of third-party products we distribute, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $14 million, driven by a decrease in amortization of unearned revenue reserves reflecting the impact of policyholder persistency which, in 2010, returned to levels more consistent with expectations and mortality experience, partially offset by an increase in the amortization of unearned revenue reserves from the impact of less favorable market conditions on separate account fund performance in 2010. The decrease in policy charges and fees and asset management fees and other income also reflected higher costs on net settlements of interest rate swaps associated with our floating rate debt due to lower interest rates in 2010, offset by lower interest expense, as discussed below, partially offset by an increase in asset management fees resulting from higher separate account fund balances.

2009 to 2008 Annual Comparison.    Revenues increased $14 million, from $2,754 million in 2008 to $2,768 million in 2009. Premiums increased $73 million, primarily due to growth of our in force block of term insurance. Net investment income increased $60 million, reflecting higher asset balances primarily from the financing of statutory reserves required for certain term and universal life insurance policies and growth in universal life account balances due to increased policyholder deposits. Policy charges and fees and asset management fees and other income decreased $119 million, including a $26 million decrease in compensation received based on multi-year profitability of third-party products we distribute and an increase of $11 million related to the amortization of unearned revenue reserves due to the annual review of assumptions in both periods, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $104 million, primarily reflecting lower net settlements on interest rate swaps including those used to manage duration, lower amortization of unearned revenue reserves reflecting the impact of more favorable equity markets on variable product separate account fund performance, and lower asset based fees due to lower average separate account asset balances in 2009 reflecting the unfavorable impact of equity market performance in late 2008 and early 2009.

Benefits and Expenses

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $109 million, from $2,206 million in 2009 to $2,315 million in 2010. Absent the net $28 million decrease from the impacts of the annual reviews conducted in both periods, benefits and expenses increased $137 million, from $2,331 million in 2009 to $2,468 million in 2010. Excluding the impact of the annual reviews, policyholders’ benefits, including interest credited to policyholders, increased $141 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves, and expected claim costs associated with growth in our in force block of term and universal life business. In addition, mortality experience was slightly unfavorable, relative to expected levels in 2010, compared to favorable mortality experience in 2009 contributing $33 million to the increase in policyholder benefits. Also excluding the impact of the annual reviews, amortization of deferred policy acquisition costs increased $23 million primarily due to the less favorable impact of equity markets on separate account fund performance, partially offset by both the impact of policyholder persistency which in 2010 returned to levels more consistent with expectations, as well as mortality experience. Partially offsetting these items was a decrease in interest expense of $19 million primarily driven by a decline in interest rates on floating rate debt. This floating rate debt is swapped to a fixed rate using interest rate swaps, as discussed above.

2009 to 2008 Annual Comparison.    Benefits and expenses decreased $102 million, from $2,308 million in 2008 to $2,206 million in 2009. Absent the impacts of the annual reviews conducted in both periods, as discussed above, benefits and expenses decreased $137 million, from $2,468 million in 2008 to $2,331 million in 2009. On this basis, amortization of deferred policy acquisition costs decreased $203 million, primarily reflecting the impact of more favorable equity markets in the second half of 2009 on variable product separate account fund performance, which was partially offset by the impact of unfavorable equity markets in late 2008 and early 2009 on variable product policy persistency in early 2009. Also on this basis, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $85 million, reflecting increased policyholder reserves associated with growth in our in force block of term insurance and an increase in interest credited to policyholders’ account balances due to growth in universal life account balances from increased policyholder deposits, partially offset by improved mortality experience compared to 2008, relative to expected levels.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$23	$20	$39
Universal Life	77	113	83
Term Life	160	226	209

Total	$260	$359	$331

Annualized new business premiums by distribution channel(1):
Prudential Agents	$84	$95	$109
Third party	176	264	222

Total	$260	$359	$331

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2010 to 2009 Annual Comparison.    Sales of new life insurance, measured as described above, decreased $99 million, from $359 million in 2009 to $260 million in 2010. The decrease in sales is primarily due to a $66 million decrease in term life product sales and a $36 million decrease in sales of universal life products driven by lower third party distribution sales. Sales from the third party distribution channel were $88 million lower than 2009 due to lower sales of universal life and term life products, both of which were impacted by price increases implemented in 2009. Sales by Prudential Agents were $11 million lower than 2009 primarily due to lower sales of both universal life products and term life products. The number of Prudential Agents increased from 2,447 at December 31, 2009 to 2,471 at December 31, 2010.

2009 to 2008 Annual Comparison.    Sales of new life insurance, measured as described above, increased $28 million, from $331 million in 2008 to $359 million in 2009. The increase in sales is primarily due to a $30 million increase in sales of universal life products and a $17 million increase in term life product sales primarily by the third party distribution channel, partially offset by a $19 million decrease in sales of variable life products primarily by Prudential Agents. Sales from the third party distribution channel were $42 million higher than 2008 due to higher sales of universal life products reflecting the impact of product repricing in the second half of 2008 as well as higher sales of term life products reflecting market disruptions for some of our competitors. In the second and fourth quarter of 2009 we increased universal life and term life prices. Sales by Prudential Agents were $14 million lower than 2008 primarily due to lower sales of variable life products which were impacted by the unfavorable market conditions experienced in late 2008 and early 2009. The number of Prudential Agents increased from 2,360 at December 31, 2008 to 2,447 at December 31, 2009.

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

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Cash value of surrenders	$697	$855	$802

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.0%	4.2%	3.8%

2010 to 2009 Annual Comparison.    The total cash value of surrenders decreased $158 million, from $855 million in 2009 to $697 million in 2010, as surrenders in 2010 returned to levels that are more consistent with expectations compared to 2009. The prior year reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.2% in 2009 to 3.0% in 2010, driven by a decrease in the total cash value of surrenders as described above, as well as higher average account balances primarily driven by market appreciation over the past twelve months.

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

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$5,458	$5,285	$4,960
Benefits and expenses	5,243	4,954	4,620

Adjusted operating income	215	331	340
Realized investment gains (losses), net, and related adjustments(1)	(21)	(227)	(201)
Related charges(2)	(1)	(7)	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$193	$97	$138

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income decreased $116 million, from $331 million in 2009 to $215 million in 2010. Results reflected a net benefit of $28 million in 2010, from reserve refinements in both the group life and group disability businesses, including the impact of annual reviews, compared to a net benefit of zero in 2009. Excluding this item, adjusted operating income decreased $144 million primarily reflecting less favorable underwriting results in 2010 on group life non-retrospectively experience-rated business largely due to the lapse of certain business and repricing of other business up for renewal with favorable claims experience in 2009, reflecting the competitive market, as well as less favorable claims experience due to an increase in the number and severity of claims. In addition, underwriting results reflect less favorable long-term disability claims experience in 2010 consistent with the economic downturn. Also contributing to the decrease in adjusted operating income were higher operating expenses primarily to support disability operations and expansion into the group dental market, and an unfavorable impact from the refinement of a premium tax estimate.

2009 to 2008 Annual Comparison.    Adjusted operating income decreased $9 million, from $340 million in 2008 to $331 million in 2009. Results for 2008 include a $20 million benefit from a premium adjustment for updated data on a large group life insurance case. Also included in results for 2008 is a $13 million benefit, as compared to a net benefit of zero in 2009, from refinements in group disability reserves as a result of annual reviews. Excluding the benefits in 2008 from the premium adjustment and annual reserve refinements, adjusted operating income increased $24 million due to improved underwriting results in 2009 in both our group life and group disability businesses primarily related to business growth, which was partially offset by a related increase in operating expenses.

Revenues

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $173 million, from $5,285 million in 2009 to $5,458 million in 2010. Group life premiums and policy charges and fee income increased by $125 million, from $3,414 million in 2009 to $3,539 million in 2010, primarily reflecting higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Also contributing to the increase were higher premiums from non-retrospectively experience-rated group life business primarily reflecting growth of business in force resulting from new sales, partially offset by a decrease in premiums associated with the assumption of existing liabilities from third parties, as well as the lapse of certain business and repricing of other business up for renewal, as discussed above. Group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $25 million, from $1,121 million in 2009 to $1,146 million in 2010. This increase primarily reflects higher premiums due to growth of business in force resulting from new sales, and continued strong persistency of 92.1% in 2010 compared to 90.9% in 2009, partially offset by a decrease in premiums associated with the assumption of existing liabilities from third parties.

2009 to 2008 Annual Comparison.    Revenues increased by $325 million, from $4,960 million in 2008 to $5,285 million in 2009. Group life premiums and policy charges and fee income, increased by $182 million, from $3,232 million in 2008 to $3,414 million in 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 94.3% in 2009 compared to 93.3% in 2008. Also contributing to this increase were higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts, as discussed below. Partially offsetting the increase in group life premiums is the premium adjustment recorded in 2008 as discussed above. Group disability premiums and policy charges and fee income, which include long-term care products, increased by $126 million, from $995 million in 2008 to $1,121 million in 2009. This increase primarily reflects growth of business in force resulting from new sales, and continued strong persistency of 90.9% in 2009 compared to 85.6% in 2008.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2010	2009	2008
Benefits ratio(1):
Group life	89.7%	88.4%	88.6%
Group disability	94.7%	88.9%	87.2%
Administrative operating expense ratio(2):
Group life	8.8%	9.0%	8.6%
Group disability	21.3%	18.3%	19.8%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $289 million, from $4,954 million in 2009 to $5,243 million in 2010. This increase reflects a $242 million increase in policyholders’ benefits, including the change in policy reserves, from $4,016 million in 2009 to $4,258 million in 2010, reflecting greater benefit costs on both group life and group disability businesses. Our group life business reflected greater benefit costs from less favorable claims experience, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, partially offset by the benefit of reserve refinements in 2010 and a decrease in policyholder benefits associated with the assumption of existing liabilities from third parties. Our group disability business also reflected less favorable claims experience, partially offset by a decrease in policyholder benefits associated with the assumption of existing liabilities from third parties. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

The group life benefits ratio deteriorated 1.3 percentage points from 2009 to 2010, due to less favorable claims experience due to an increase in the number and severity of claims, as well as the lapse of certain business and repricing of other business up for renewal with favorable claims experience in 2009, reflecting the competitive market, partially offset by the favorable impact of the reserve refinements. The group disability benefits ratio deteriorated 5.8 percentage points from 2009 to 2010, primarily due to less favorable long-term disability claims experience combined with an unfavorable impact from reserve refinements, including the impact of the annual reviews. The group life administrative operating expense ratio was relatively unchanged from 2009 to 2010. The group disability administrative operating expense ratio deteriorated 3.0 percentage points from 2009 to 2010, primarily due to higher costs to support disability operations and expansion into the group dental market, lower premiums associated with the assumption of existing liabilities from third parties, as well as an unfavorable impact from the refinement of a premium tax estimate.

2009 to 2008 Annual Comparison.    Benefits and expenses increased by $334 million, from $4,620 million in 2008 to $4,954 million in 2009. This increase reflects a $283 million increase in policyholders’ benefits, including the change in policy reserves, from $3,733 million in 2008 to $4,016 million in 2009, reflecting growth of business in force and greater benefits on retrospectively experience-rated group life business that resulted in increased premiums as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth, as well as a lower benefit in 2009 of the group disability reserve refinements discussed above.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Annualized new business premiums(1):
Group life	$446	$339	$288
Group disability(2)	161	238	204

Total	$607	$577	$492

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2010 to 2009 Annual Comparison.    Total annualized new business premiums increased $30 million, from $577 million in 2009 to $607 million in 2010. Group life sales increased $107 million driven primarily by increased large case sales to new customers, partially offset by lower premiums associated with the assumption of existing liabilities from third parties during 2010. Group disability sales decreased $77 million primarily due to lower sales of large case disability products to both new and existing customers, as well as a decrease in long-term care sales.

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

International Insurance and Investments Division

Impact of foreign currency exchange rate movements on earnings

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings. The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar earnings from period to period even if earnings on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements.

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

The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$(101)	$(37)	$6
International Investments	2	2	0

Total International Insurance and Investments Division	$(99)	$(35)	$6

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations were gains of $6 million, $3 million and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The notional amounts of these forward currency contracts were $3.0 billion and $2.7 billion as of December 31, 2010 and 2009, respectively, of which $2.5 billion and $2.0 billion as of December 31, 2010 and 2009, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations also hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of December 31, 2010 and 2009, the notional amount of these investments was ¥357 billion, or $3.2 billion, and ¥430 billion, or $3.8 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. For the years ended December 31, 2010, 2009 and 2008, the weighted average yield generated by these investments was 2.8%, 2.9% and 2.3%, respectively.

Presented below is the fair value of these instruments as reflected on our balance sheet at December 31:

	2010	2009
	(in millions)
Cross-currency coupon swap agreements	$(132)	$(66)
Foreign exchange component of interest on dual currency investments	(114)	(100)

Total	$(246)	$(166)

The table below presents as of December 31, 2010, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
2011	¥ 3.4	¥ 3.9	¥ 7.3	85.3
2012	3.1	2.9	6.0	83.0
2013	2.9	2.5	5.4	81.6
2014-2034	30.4	51.1	81.5	79.2

Total	¥39.8	¥60.4	¥100.2	80.0

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of December 31, 2010. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

Impact of foreign currency exchange rate movements on equity

Hedges of U.S. GAAP equity and available economic capital

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We continue to refine our current capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance operations we currently seek to hedge a portion of estimated available economic capital, including the amount attributable to the U.S. GAAP equity of our Japanese insurance operations, which totaled $5.7 billion as of December 31, 2010 excluding “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in our Japanese insurance operations through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance operations. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar denominated investments. During 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won. For the same reasons, during the third quarter of 2010, we also terminated our hedges of the U.S. GAAP equity exposure for all of our other foreign operations, excluding our Japan and Taiwan insurance operations.

As of December 31, 2010, the aggregate amount of the instruments serving as hedges of our estimated available economic capital, which includes the $5.7 billion attributable to the U.S. GAAP equity of our Japanese insurance operations discussed above, amounted to $7.0 billion, unchanged from the amount hedged as of December 31, 2009. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.6 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.5 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.0 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $10.4 billion as of December 31, 2010. In addition, as discussed below, we have $10.3 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $10.4 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $20.7 billion as of December 31, 2010.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss).” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustments,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustments.”

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

The U.S. dollar denominated investments that hedge a portion of our estimated available economic capital in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield on our U.S. dollar denominated investments, as well as our dual currency and synthetic dual currency investments discussed above, will vary over time, and is dependent on the duration of the underlying investment, as well as interest rate environments in the U.S. and Japan at the time of the investment. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

For U.S. dollar denominated investments recorded on the books of yen-based entities, foreign currency exchange movements, including those reflected in the forward curve at the time of purchase of these investments will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease as a result of changes in the foreign currency exchange rates. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and, excluded from adjusted operating income. Similarly, other-than-temporary impairments on these investments may include the impact of changes in foreign currency exchange rates, which in certain circumstances will be included in “Realized investment gains (losses), net” within the income statement, and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance and Investments Subsidiaries” for a discussion of our internal hedging strategies.

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

In addition, as of December 31, 2010 and 2009, our international insurance operations also had $9.7 billion and $7.7 billion, respectively, of foreign currency exposure from U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. A portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion that are designated as available for sale, and other related U.S. dollar denominated net assets, primarily accrued investment income, to support these products. The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related U.S. dollar denominated assets and liabilities associated with these products is excluded from adjusted operating income.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 92 yen per U.S. dollar and Korean won at a rate of 1190 won per U.S. dollar. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues:
Life Planner operations	$7,266	$6,443	$6,022
Gibraltar Life	4,823	4,023	3,163

	12,089	10,466	9,185

Benefits and expenses:
Life Planner operations	5,997	5,222	4,897
Gibraltar Life	4,035	3,401	2,541

	10,032	8,623	7,438

Adjusted operating income:
Life Planner operations	1,269	1,221	1,125
Gibraltar Life	788	622	622

	2,057	1,843	1,747

Realized investment gains (losses), net, and related adjustments(1)	(317)	(790)	149
Related charges(2)	(15)	56	27
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	33	68	(370)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(33)	(68)	370
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(68)	2	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,657	$1,111	$1,923

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or Star, AIG Edison Life Insurance Company, or Edison, and certain other AIG subsidiaries pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan.

The acquired businesses distribute individual life insurance, group life insurance, group annuities, medical insurance, and fixed annuities primarily through captive agents, independent agents, and banks. As of December 31, 2010, these businesses had approximately $174 billion face amount of in force individual insurance and approximately 7,490 captive agents. We anticipate that the invested assets attributed to these businesses will increase the invested assets of our Japanese operations by about half. The addition of these operations to our existing businesses will increase our scale in the Japanese insurance market and provide complementary distribution opportunities. We also expect these businesses to provide attractive returns primarily driven from in force business and cost synergies. Star and Edison’s bank channel distribution will be transferred and integrated with Prudential Gibraltar Financial. In addition, we expect to integrate the core operations of Star and Edison, excluding their bank channel distribution, with our Gibraltar Life operations by early 2012, subject to local regulatory approvals. We expect pre-tax integration costs of approximately $500 million to be incurred over a five year period, including approximately $400 million during 2011 and 2012. After the integration is completed, we expect annual cost savings of approximately $250 million. Actual integration costs may exceed, and actual costs savings may fall short of, such expectations.

Acquisition of Yamato Life

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges were 20% in the first year and decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd, or Prudential Gibraltar Financial.

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income from Life Planner operations increased $48 million, from $1,221 million in 2009 to $1,269 million in 2010, including a net favorable impact of $11 million from currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $37 million primarily reflecting the growth of business in force and continued strong persistency in our Japanese Life Planner operation, partially offset by an unfavorable variance of $27 million, reflecting the impact of a $6 million net charge in 2010 and a $21 million net benefit in 2009 from reserve refinements related to the implementation of a new policy valuation system. Also impacting adjusted operating income is a $6 million lower benefit in the current year from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved mortality assumptions, which benefited both periods, associated with our annual review of estimated gross profits used to amortize deferred policy acquisition costs.

Gibraltar Life’s adjusted operating income increased $166 million, from $622 million in 2009 to $788 million in 2010, including a favorable impact of $22 million from currency fluctuations. In December 2010, a consortium of investors including Prudential that holds a minority interest in China Pacific Insurance (Group) Co., Ltd sold approximately 16% of its holdings, which contributed a pre-tax gain of $66 million to results. Prudential’s participation in the consortium is viewed as part of its strategic approach to China. Absent the effect of this item and the impact of currency fluctuations, adjusted operating income increased $78 million, primarily reflecting the continued growth in our fixed annuity products, which are primarily denominated in U.S. dollars, and growth in protection products driven by expanding bank channel distribution, as well as a higher contribution from non-coupon investments. Results for 2010 also include $11 million of expenses associated with the acquisition of the Star and Edison Businesses which were more than offset by a lower level of benefits and expenses including the absence of net charges of $5 million related to a 2009 guaranty fund assessment and net charges of $8 million in 2009 from unfavorable reserve refinements related to the implementation of a new policy valuation system.

In the first quarter of 2011, the consortium of investors, discussed above, sold approximately 40% of its remaining holdings in China Pacific Insurance (Group) Co., Ltd., which will contribute a pre-tax gain of $153 million to our 2011 results.

2009 to 2008 Annual Comparison.    Adjusted operating income from Life Planner operations increased $96 million, from $1,125 million in 2008 to $1,221 million in 2009, including a net unfavorable impact of $5 million from currency fluctuations. This increase in adjusted operating income primarily reflects the continued growth of our Japanese Life Planner operation, as well as more favorable mortality experience and improved investment income margins. The improved investment income margins primarily reflect investment portfolio growth in our U.S. dollar denominated products in Japan. In addition, adjusted operating income benefited by $21 million in 2009 due to the migration to a new policy valuation system that resulted in favorable refinements in the current year. Partially offsetting these items was increased general and administrative expenses due primarily to $12 million of expenses recorded in 2009 related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s adjusted operating income was $622 million in both 2008 and 2009, with no impact from currency fluctuations. Results for 2009 benefited from $36 million of earnings from the acquired former business of Yamato Life, as discussed above. The earnings from the acquired business include approximately $19 million related to initial surrenders of policies following the restructuring of business, essentially consistent with our overall expectations. Offsetting these items is a decline in expense and other margins, which reflects higher general and administrative expenses, due primarily to $18 million of expenses recorded in 2009 related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs. Results for 2009 also include net charges of $8 million due to the migration to a new policy valuation system that resulted in unfavorable refinements in the current period. In addition, adjusted operating income benefited in 2009 from higher earnings as a result of growth in our fixed annuity products, which are primarily denominated in U.S. dollars, partially offset by a decline in investment income margins reflecting actions taken to reduce our risk exposure.

Revenues

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $1,623 million, from $10,466 million in 2009 to $12,089 million in 2010, including a net favorable impact of $501 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,122 million, from $10,764 million in 2009 to $11,886 million in 2010.

Revenues from our Life Planner operations increased $823 million, from $6,443 million in 2009 to $7,266 million in 2010, including a net favorable impact of $312 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $511 million, from $6,597 million in 2009 to $7,108 million in 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $349 million, from $5,438 million in 2009 to $5,787 million in 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $263 million, from $4,101 million in 2009 to $4,364 million in 2010, primarily reflecting growth of business in force and continued strong persistency, partially offset by a benefit recognized in the prior year from the migration to a new policy valuation system discussed above. Net investment income increased $125 million, from $1,091 million in 2009 to $1,216 million in 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year.

Revenues from Gibraltar Life increased $800 million, from $4,023 million in 2009 to $4,823 million in 2010, including a favorable impact of $189 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $611 million, from $4,167 million in 2009 to $4,778 million in 2010. This increase reflects a $423 million increase in premiums, from $2,911 million in 2009 to $3,334 million in 2010, as premiums benefited from $50 million of renewal premiums from the acquisition of Yamato, higher first year premiums of $229 million due to stronger sales of protection products primarily through our bank distribution channels, as well as $173 million in higher sales of single premium whole life. Partially offsetting these favorable variances in premiums was a decrease of $101 million, reflecting the completion of the special dividend arrangement in the second quarter of 2010 established as part of Gibraltar Life’s reorganization in 2001.

Substantially all of the premiums recognized as additional face amounts of insurance issued pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also contributing to the increase in revenues is favorable investment income reflecting the continued growth of our fixed annuity products and higher other income primarily reflecting the pre-tax gain of $66 million related to the partial sale of our indirect investment in China Pacific Insurance (Group) Co., Ltd discussed above.

Due to the long-term nature of many of the products we sell in Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or, by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For 2010, 2009 and 2008, we recognized gains of $38 million, gains of $30 million, and losses of $14 million, respectively, in adjusted operating income related to these realized investment gains (losses). As of December 31, 2010, $712 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 30 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and will implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the then current interest rate environment.

2009 to 2008 Annual Comparison.    Revenues increased $1,281 million, from $9,185 million in 2008 to $10,466 million in 2009, including a net favorable impact of $282 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $999 million, from $9,765 million in 2008 to $10,764 million in 2009.

Revenues from our Life Planner operations increased $421 million, from $6,022 million in 2008 to $6,443 million in 2009, including a net favorable impact of $39 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $382 million, from $6,215 million in 2008 to $6,597 million in 2009. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $237 million, from $5,201 million in 2008 to $5,438 million in 2009. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $199 million, from $3,902 million in 2008 to $4,101 million in 2009, primarily reflecting growth of business in force from new sales and continued strong persistency. Net investment income also increased $106 million, from $985 million in 2008 to $1,091 million in 2009, primarily due to investment portfolio growth in our U.S. dollar denominated products in Japan.

Revenues from Gibraltar Life increased $860 million, from $3,163 million in 2008 to $4,023 million in 2009, including a favorable impact of $243 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $617 million, from $3,550 million in 2008 to $4,167 million in 2009. This increase reflects a $489 million increase in premiums, from $2,422 million in 2008 to $2,911 million in 2009, as premiums benefited $156 million from additional face amounts of insurance issued pursuant to the final payment under a special dividend arrangement established as part of Gibraltar Life’s reorganization in 2001 for which 2008 includes no such benefit. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also reflected in premiums is $97 million of renewal premiums from the acquisition of Yamato, as well as higher sales of single premium whole life during 2009.

Benefits and Expenses

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,409 million, from $8,623 million in 2009 to $10,032 million in 2010, including a net unfavorable impact of $468 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $941 million, from $8,780 million in 2009 to $9,721 million in 2010.

Benefits and expenses of our Life Planner operations increased $775 million, from $5,222 million in 2009 to $5,997 million in 2010, including a net unfavorable impact of $301 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $474 million, from $5,338 million in 2009 to $5,812 million in 2010. Benefits and expenses of our Japanese Life Planner operation increased $340 million, from $3,855 million in 2009 to $4,195 million in 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Included in general and administrative expenses for the Life Planner operations is $4 million of expenses, a decrease of $8 million from the prior year, related to a recently completed initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $634 million, from $3,401 million in 2009 to $4,035 million in 2010, including an unfavorable impact of $167 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $467 million, from $3,442 million in 2009 to $3,909 million in 2010. This increase reflects an increase in policyholder benefits, including changes in reserves, of $383 million reflecting higher single premium whole life sales in 2010 and the acquisition of Yamato, offset by the effects of the special dividend arrangement discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs related to growth of our protection products and the increase in single premium whole life sales, as well as higher general and administrative expenses including $11 million of expenses associated with the acquisition of the Star and Edison Businesses. Included in general and administrative expenses for Gibraltar Life is $18 million of expenses, unchanged from the prior year, related to the recently completed information processes and technology systems initiative discussed above.

2009 to 2008 Annual Comparison.    Benefits and expenses increased $1,185 million, from $7,438 million in 2008 to $8,623 million in 2009, including a net unfavorable impact of $287 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $898 million, from $7,882 million in 2008 to $8,780 million in 2009.

Benefits and expenses of our Life Planner operations increased $325 million, from $4,897 million in 2008 to $5,222 million in 2009, including a net unfavorable impact of $44 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $281 million, from $5,057 million in 2008 to $5,338 million in 2009. Benefits and expenses of our Japanese Life Planner operation increased $251 million, from $3,604 million in 2008 to $3,855 million in 2009, primarily reflecting an increase in policyholder benefits, including changes in reserves, which was driven by the growth in business in force. Also contributing to the increase in benefits and expenses was increased amortization of deferred policy acquisition costs and higher general and administrative expenses primarily as a result of business growth. Reflected in the higher general and administrative expenses is $12 million of expenses recorded in 2009 for the Life Planner operations related to an on-going initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Gibraltar Life’s benefits and expenses increased $860 million, from $2,541 million in 2008 to $3,401 million in 2009, including an unfavorable impact of $243 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $617 million, from $2,825 million in 2008 to $3,442 million in 2009. This increase reflects an increase in policyholder benefits, including changes in reserves, of $453 million reflecting the effects of the special dividend arrangement discussed above, higher single premium whole life sales in 2009, and the acquisition of Yamato. Also contributing to this increase is higher amortization of deferred policy acquisition costs related to the continued growth of our fixed annuity products and the increase in single premium whole life sales, as well as higher general and administrative expenses. Reflected in the higher general and administrative expenses is $18 million of expenses recorded in 2009 related to the on-going initiative in Japan discussed above.

Sales Results

In managing our international insurance business, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the segment, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. Annualized new business premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$964	$833	$775
Gibraltar Life	874	568	454

Total	$1,838	$1,401	$1,229

On a constant exchange rate basis:
Life Planner operations	$933	$847	$801
Gibraltar Life	854	583	487

Total	$1,787	$1,430	$1,288

2010 to 2009 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $357 million, from $1,430 million in 2009 to $1,787 million in 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $86 million, primarily due to higher sales of retirement income and cancer whole life products in Japan.

The number of Life Planners decreased by 44, or 1%, from 6,609 as of December 31, 2009 to 6,565 as of December 31, 2010, driven by decreases of 76 in Taiwan, 53 in Poland, and 31 in Argentina, partially offset by increases of 43 in Italy, 36 in Brazil, and 28 in Japan. Over the past twelve months, we transferred 92 Japanese Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Japanese Life Planners would have increased by 4%, from December 31, 2009 to December 31, 2010. Prior to December 31, 2009, an additional 304 Japanese Life Planners were transferred to Gibraltar.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $271 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product, a portion of which were sold through other complementary distribution channels.

The number of Life Advisors decreased by 117, from 6,398 as of December 31, 2009 to 6,281 as of December 31, 2010, as new hires and 22 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

2009 to 2008 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $142 million, from $1,288 million in 2008 to $1,430 million in 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $46 million, primarily due to higher sales in Korea and Taiwan mostly reflective of the improving economic environment. The increased sales in Korea also reflect higher sales in the fourth quarter in advance of price increases effective January 1, 2010.

The number of Life Planners increased by 244, or 4%, from 6,365 as of December 31, 2008 to 6,609 as of December 31, 2009, driven by increases of 74 in Brazil, 63 in Taiwan, 59 in Poland, and 31 in Korea. During the same period, the number of Life Planners in Japan increased by 23, reflective of the transfer of 152 Life Planners to Gibraltar over the last twelve months, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Japanese Life Planners would have increased 5%, from December 31, 2008 to December 31, 2009.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $96 million, primarily due to higher sales of protection products in our bank distribution channels.

The number of Life Advisors increased by 68, from 6,330 as of December 31, 2008 to 6,398 as of December 31, 2009, as new hires and 54 Life Planners transferred to Gibraltar as Life Advisors over the last twelve months were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2010, 2009 and 2008 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Revenues	$349	$301	$93
Expenses	303	274	453

Adjusted operating income	46	27	(360)
Realized investment gains (losses), net, and related adjustments(1)	(10)	(3)	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	(41)	(41)	290

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(5)	$(17)	$(68)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
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

In February 2010, we signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprised our Korean asset management operations. As a result, we reflected results of our Korean asset management operations as discontinued operations for all periods presented. This transaction closed on June 1, 2010. We recorded an after-tax loss on the sale of $5 million in 2010, which is also reflected in discontinued operations.

Adjusted Operating Income

2010 to 2009 Annual Comparison.    Adjusted operating income increased $19 million, from $27 million in 2009 to $46 million in 2010. The increase in adjusted operating income primarily reflects improved results from the segment’s global commodities operations due to more favorable sales and trading results, partially offset by a write-down of software technology in 2010. Also contributing to the increase in adjusted operating income was higher asset-based fees in 2010 from the segment’s asset management businesses.

2009 to 2008 Annual Comparison.    Adjusted operating income increased $387 million, from a loss of $360 million in 2008 to income of $27 million in 2009, primarily reflecting impairment charges of $422 million in 2008 related to goodwill and operating joint ventures in Italy, Brazil and Mexico, all associated with the segment’s asset management businesses, resulting from the significant deterioration in financial market conditions during the fourth quarter of 2008. Excluding these impairments, adjusted operating income decreased $39 million from the prior year. The decrease reflects lower results from the segment’s global commodities operations due to less favorable sales and trading results and a lower benefit from market value changes on securities relating to exchange memberships in 2009. This decrease was partially offset by a $19 million credit loss related to a brokerage client that was recorded in 2008 and higher results from the segment’s asset management businesses.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(59)	$(54)	$218
Capital debt interest expense	(554)	(495)	(331)
Pension income and employee benefits	204	211	273
Other corporate activities	(482)	(397)	(366)

Total Corporate Operations(1)	(891)	(735)	(206)
Real Estate and Relocation Services	20	(60)	(189)

Adjusted operating income	(871)	(795)	(395)

Realized investment gains (losses), net, and related adjustments(2)	98	108	(466)
Related charges(3)	2	6	(4)
Divested businesses(4)	(55)	2,131	(506)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(18)	(2,311)	336

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(844)	$(861)	$(1,035)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represents the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

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

2010 to 2009 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $76 million, from $795 million in 2009 to $871 million in 2010. The loss from corporate operations increased $156 million, from $735 million in 2009 to $891 million in 2010. Capital debt interest expense increased $59 million due to a greater level of capital debt, which includes the issuance in September 2009 of $500 million of exchangeable surplus notes, and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009, as well as the deployment of additional corporate borrowings for capital purposes. Investment income, net of interest expense, excluding capital debt interest expense, decreased $5 million. Higher levels of short-term liquidity have been maintained throughout 2009 and 2010 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity, coupled with a portion of the proceeds from the sale at the end of 2009 of our minority joint venture interest in Wachovia Securities, will result in higher than historical levels of cash and short-term investments in Corporate and Other until such time as capital is deployed to our business segments or invested longer-term. On February 1, 2011, we used a portion of this cash and short-term investments to partially fund the purchase price for the acquisition of the Star and Edison Businesses. See “—Liquidity and Capital Resources” for additional details.

Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Also contributing to the greater loss from corporate operations in 2010 compared to the prior year are greater net charges from other corporate activities, primarily reflecting less favorable results from corporate hedging activities, increased corporate advertising expenses and other retained corporate expenses.

Results from corporate operations pension income and employee benefits decreased $7 million. The decrease reflects increases in employee benefits costs partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $13 million, from $308 million in 2009 to $321 million in 2010.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2011, we will decrease the discount rate to 5.60% from 5.75% in 2010. The expected rate of return on plan assets will decrease to 7.00% in 2011 from 7.50% in 2010 and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2011, but at a level of about $25 million to $35 million lower than that of the year 2010. Other postretirement benefit expenses will increase in a range of $2 million to $5 million. The increase is driven primarily by the change in the expected rate of return on plan assets from 7.50% to 7.00%, demographic updates, and a change in the discount rate from 5.50% to 5.35%. These changes are partially offset by an increase in actual returns on plan assets. In 2011, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

Adjusted operating income of our real estate and relocation services business increased $80 million, from a loss of $60 million in 2009 to income of $20 million in 2010. The increase in adjusted operating income reflects higher relocation transaction volume and higher real estate average home sale prices, as well as lower operating expenses in 2010 compared to the prior year. In addition, results include our share of the earnings from equity method investments, which included goodwill impairments recorded in 2009 within these entities.

2009 to 2008 Annual Comparison.    The loss from corporate and other operations, on an adjusted operating income basis, increased $400 million, from $395 million in 2008 to $795 million in 2009. The loss from corporate operations increased $529 million, from $206 million in 2008 to $735 million in 2009. Investment income, net of interest expense, excluding capital debt interest expense, decreased $272 million, primarily reflecting lower earnings from the investment of proceeds from our debt issuances, and other borrowings, which are invested in cash and short-term investments, as well as lower yields on cash equivalents. Higher levels of short-term liquidity have been maintained in 2009 to provide additional flexibility to address changing cash needs in view of volatile financial market conditions. Investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase, since December 2008, of substantially all of our convertible senior notes, the proceeds of which had been invested primarily in short-term investments, as well as lower earnings on other invested assets. Capital debt interest expense increased $164 million due to a greater level of capital debt, which includes the issuance in June 2008 of $1.5 billion of junior subordinated notes and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes in 2009. Previously, these proceeds were used to support an asset portfolio within the Retirement segment for which the Company has employed a substitute funding source, as discussed in “—Liquidity and Capital Resources—Financing Activities.” Also contributing to the greater loss from corporate operations in 2009 are increased losses from other corporate activities, which reflects an increase in our deferred compensation liabilities and other retained corporate expenses. The increased losses were partially offset by a decline in the level of costs related to our retained obligations to certain policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practice remediation. Both our deferred compensation liabilities and our retained obligations to certain policyholders are impacted by financial market conditions.

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

The loss, on an adjusted operating income basis, of our real estate and relocation services business decreased $129 million, from $189 million in 2008 to $60 million in 2009. Results in 2008 include a goodwill impairment of $117 million recorded during the fourth quarter of 2008. This impairment, which was all of the goodwill associated with this business, was reflective of the further deterioration of the U.S. housing market that occurred during the fourth quarter of 2008 and our view of the timing of the future recovery of this market, which resulted in a decrease in the expected future earnings of this business. Excluding this impairment, the loss decreased $12 million, reflecting lower loan loss provisions and lower operating expenses, partially offset by lower royalty fees and lower relocation revenue from real estate referral fees primarily due to unfavorable residential real estate market conditions. Results for 2009 also include our share of the earnings from equity method investments, which include goodwill impairments recorded in 2009 within these entities.

Capital hedge program

Corporate and Other operations includes the results of our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” For the year ended December 31, 2010, the result of this hedge was a loss of $15 million, of which $7 million reflects market value changes of derivatives included in “Realized investment gains (losses), net and related adjustments.”

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our target hedge definition is reported through Corporate and Other operations. For the year ended December 31, 2010, “Realized investment gains (losses), net and related adjustments” includes a gain of $306 million representing the impact of hedging to an amount that differed from our target hedge definition.

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

As of December 31, 2010, the excess of actual cumulative earnings over the expected cumulative earnings was $126 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,117 million at December 31, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2010	2009	2008
	(in millions)
U.S. GAAP results:
Revenues	$7,086	$5,245	$7,059
Benefits and expenses	6,361	5,725	7,043

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$725	$(480)	$16

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2010 to 2009 Annual Comparison.    Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures increased $1,205 million, from a loss of $480 million in 2009 to income of $725 million in 2010. Results for 2010 include an increase of $2,079 million in net realized investment gains (losses), from losses of $1,285 million in 2009 to gains of $794 million in 2010, primarily due to lower impairments and credit losses, as well as a net increase in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, increased $67 million, primarily due to an increase in income on joint ventures and limited partnership investments accounted for under the equity method, partially offset by lower portfolio yields. In addition, dividends paid and accrued to policyholders decreased primarily due to a decrease in the 2010 dividend scale. The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $977 million, from 2009 compared to 2010. As noted above, as of December 31, 2010, the excess of actual cumulative earnings over the expected cumulative earnings was $126 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

2009 to 2008 Annual Comparison.    Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $496 million, from income of $16 million in 2008 to a loss of $480 million in 2009. Results for 2009 include a decrease of $1,300 million in net realized investment gains (losses), from gains of $15 million in 2008 to losses of $1,285 million in 2009, primarily due to a net decrease in the market value of derivatives used in duration management programs. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Net investment income, net of interest expense, decreased $199 million, primarily related to lower portfolio yields, including lower interest rates on floating rate investments due to rate resets and reinvestments at lower yields, as well as a decrease in income on joint ventures and limited partnership investments accounted for under the equity method. These decreases to income were partially offset by a decrease of $348 million in dividends paid and accrued to policyholders, primarily due to a decrease in the dividend scales for 2009 and 2010. In addition, amortization of deferred policy acquisition costs decreased $46 million reflecting the impact of investment losses on actual gross margins for the period compared to the previously estimated expected gross margins for the period. During 2009, the cumulative earnings policyholder dividend obligation was reduced from $851 million to zero, and was a partial offset to the decline in earnings as discussed above. In 2008, the change in the cumulative earnings policyholder dividend obligation of $299 million was an offset to the decline in earnings in the period. As of December 31, 2009, actual cumulative earnings were below the expected cumulative earnings by $601 million. There will be no cumulative earnings policyholder dividend obligation until this amount is recovered.

Revenues

2010 to 2009 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $1,841 million, from $5,245 million in 2009 to $7,086 million in 2010, principally driven by the $2,079 million increase in net realized investment gains (losses) and an increase of $69 million in net investment income, as discussed above. Partially offsetting these items was a decline in premiums, with a related decrease in changes in reserves, primarily due to a lower amount of dividends available for policyholders to purchase additional insurance, as a result of the 2010 dividend scale reduction, and to a lesser extent, the expected in force decline as policies terminate.

2009 to 2008 Annual Comparison.    Revenues decreased $1,814 million, from $7,059 million in 2008 to $5,245 million in 2009, principally driven by the $1,300 million decrease in net realized investment gains (losses) and a decrease of $243 million in net investment income, as discussed above. In addition, premiums declined, with a related decrease in changes in reserves, primarily due to a lower amount of dividends used by policyholders to purchase additional insurance, as a result of the 2009 and 2010 dividend scale reductions, and to a lesser extent, the expected in force decline as policies terminate.

Benefits and Expenses

2010 to 2009 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $636 million, from $5,725 million in 2009 to $6,361 million in 2010. This increase included an $849 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $977 million, representing an $851 million reduction in the cumulative earnings policyholder dividend obligation in 2009, compared to a $126 million increase in the cumulative earnings policyholder dividend obligation in 2010. This increase was partially offset by a decrease in dividends paid and accrued to policyholders of $128 million, primarily due to a decrease in the 2010 dividend scale. Policyholders’ benefits, including changes in reserves, decreased $250 million driven by a decline in premiums, as discussed above.

2009 to 2008 Annual Comparison.    Benefits and expenses decreased $1,318 million, from $7,043 million in 2008 to $5,725 million in 2009. This decline included a $900 million decrease in dividends to policyholders reflecting a decrease in the cumulative earnings policyholder dividend obligation expense of $552 million, as well as a decrease in dividends paid and accrued to policyholders of $348 million, primarily due to a decrease in the dividend scales. Policyholders’ benefits, including changes in reserves, decreased $325 million driven by a decline in premiums, as discussed above. In addition, amortization of deferred policy acquisition costs decreased reflecting the impact of investment losses on actual gross margins for the period compared to the previously estimated expected gross margins for the period.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2010, 2009 and 2008, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Tax provision	$1,310	$(54)	$(517)
Impact of:
Low income housing and other tax credits	58	68	82
Non-taxable investment income	214	177	52
Foreign taxes at other than U.S. rate	51	15	16
State and local taxes	(4)	(2)	8
Change in tax rate	(69)	0	0
Change in valuation allowance	(29)	0	0
Non-deductible expenses	(10)	3	(1)
Non-deductible goodwill impairment	0	0	(83)
Expiration of statute of limitations and related interest	0	272	0
Other	27	64	14

Tax provision excluding these items	$1,548	$543	$(429)

Tax provision at statutory rate	$1,548	$543	$(429)

Our income tax provision amounted to an income tax expense of $1,310 million in 2010 compared to a benefit of $54 million in 2009. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures for the year ended December 31, 2010. In addition, the 2009 income tax benefit included a reduction to the liability for unrecognized tax benefits and related interest of $272 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years, additional interest on a tax refund received related to the 1997 through 2001 tax years, and changes in estimates. In addition, 2010 income tax expense includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy and a charge of $29 million to reflect an increase in valuation allowance related to deferred tax assets established in 2010 and prior years. The change in valuation allowance in the current year reflects the Company’s reassessment of the likelihood of the realization of state and local deferred tax assets for certain non-insurance subsidiaries.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $10 million, $(39) million and $75 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Financial Advisory	$(19)	$2,167	$(351)
Property and Casualty Insurance	(33)	(21)	8
Commercial mortgage securitization operations	0	(12)	(158)
Other(1)	(3)	(3)	(5)

Total divested businesses excluded from adjusted operating income	$(55)	$2,131	$(506)

(1)	Primarily includes Prudential Securities Capital Markets and exchange shares previously held by Prudential Equity Group.

Financial Advisory

In 2008, we classified our Financial Advisory business as a divested business, reflecting our intention to exit this business. This business consists of our former investment in the Wachovia Securities joint venture, in addition to expenses relating to obligations and costs we retained in connection with the businesses we contributed to the joint venture, primarily for litigation and regulatory matters. On December 31, 2009, we completed the sale of our minority joint venture interest in Wachovia Securities, which includes Wells Fargo Advisors, to Wells Fargo. At the closing, we received $4.5 billion in cash as the purchase price of our joint venture interest and de-recognized the carrying value related to our investment in the joint venture. Results for 2009 include the associated pre-tax gain on the sale of $2.247 billion, which is reflected in “Equity in earnings of operating joint ventures, net of taxes” in our Consolidated Statements of Operations. Results for 2009 also include certain one-time costs related to the sale of the joint venture interest of $104 million, for pre-tax compensation costs and costs related to increased contributions to our charitable foundation. For more information on our former investment in the Wachovia Securities joint venture, including the “lookback” option, see Note 7 to the Consolidated Financial Statements.

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

Results for the years ended December 31, 2010, 2009 and 2008 include the recognition of net investment gains of $501 million and $1,601 million, and net investment losses of $1,734 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the years ended December 31, 2010, 2009 and 2008 include net investment gains of $50 million, losses of $131 million and gains of $126 million, respectively, related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the years ended December 31, 2010, 2009 and 2008 include increases of $631 million and $899 million, and decreases of $1,163 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $80 million in 2010, net gains of $571 million in 2009, and net losses of $445 million in 2008. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $9 million as of December 31, 2010 and $35 million as of December 31, 2009. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $108 million and $105 million, and decreases of $144 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2010 and 2009, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 20 to the Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of December 31, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,264	$0	$		$5,264
Obligations of U.S. states and their political subdivisions	0	1,574	0			1,574
Foreign government bonds	0	49,549	13			49,562
Corporate securities	5	69,843	694			70,542
Asset-backed securities	0	5,713	1,348			7,061
Commercial mortgage-backed securities	0	8,128	130			8,258
Residential mortgage-backed securities	0	7,525	20			7,545

Subtotal	5	147,596	2,205			149,806
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	0	118	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	151	35			200
Asset-backed securities	0	574	50			624
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	392	142	26			560
All other	33	7,325	134		(5,330)	2,162

Subtotal	440	8,677	282		(5,330)	4,069
Equity securities, available for sale	1,038	2,788	322			4,148
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	169	768			974
Short-term investments	2,171	1,641	0			3,812
Cash equivalents	2,328	6,363	0			8,691
Other assets	1,000	1,678	(2)			2,676

Subtotal excluding separate account assets	8,560	184,943	4,122		(5,330)	192,295
Separate account assets(3)	42,356	149,628	15,792			207,776

Total assets	$50,916	$334,571	$19,914		$(5,330)	$400,071

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,162	2		(5,138)	1,027

Total liabilities	$1	$6,162	$(202)		$(5,138)	$823

	Closed Block Business as of December 31, 2010
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,034	$0	$	$6,034
Obligations of U.S. states and their political subdivisions	0	657	0		657
Foreign government bonds	0	663	14		677
Corporate securities	0	27,182	493		27,675
Asset-backed securities	0	3,525	405		3,930
Commercial mortgage-backed securities	0	3,779	0		3,779
Residential mortgage-backed securities	0	2,422	3		2,425

Subtotal	0	44,262	915		45,177
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	118	0		118
Asset-backed securities	0	33	4		37
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	1	0	0		1
All other	0	0	0		0

Subtotal	1	151	4		156
Equity securities, available for sale	3,420	140	33		3,593
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	(40)	0		(40)
Short-term investments	1,136	28	0		1,164
Cash equivalents	137	308	0		445
Other assets	0	107	11		118

Subtotal excluding separate account assets	4,694	44,956	963		50,613
Separate account assets(3)	0	0	0		0

Total assets	$4,694	$44,956	$963	$	$50,613

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	1		1

Total liabilities	$0	$0	$1	$	$1

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2009(3)
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,623	$0	$		$4,623
Obligations of U.S. states and their political subdivisions	0	789	0			789
Foreign government bonds	0	41,326	31			41,357
Corporate securities	5	62,459	534			62,998
Asset-backed securities	0	2,895	3,753			6,648
Commercial mortgage-backed securities	0	7,051	305			7,356
Residential mortgage-backed securities	0	8,823	100			8,923

Subtotal	5	127,966	4,723			132,694
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0			128
Obligations of U.S. states and their political subdivisions	0	31	0			31
Foreign government bonds	0	517	0			517
Corporate securities	0	9,419	83			9,502
Asset-backed securities	0	576	281			857
Commercial mortgage-backed securities	0	1,888	5			1,893
Residential mortgage-backed securities	0	1,412	20			1,432
Equity securities	700	232	3			935
Short-term investments and cash equivalents	338	387	0			725

Subtotal	1,038	14,590	392			16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0			95
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	1	23	0			24
Corporate securities	16	187	34			237
Asset-backed securities	0	867	84			951
Commercial mortgage-backed securities	0	109	27			136
Residential mortgage-backed securities	0	146	12			158
Equity securities	306	136	24			466
All other	37	4,707	297		(4,242)	799

Subtotal	360	6,270	478		(4,242)	2,866
Equity securities, available for sale	854	2,589	367			3,810
Commercial mortgage and other loans	0	114	338			452
Other long-term investments	36	5	498			539
Short-term investments	2,544	2,510	0			5,054
Cash equivalents	5,502	3,939	0			9,441
Other assets	2,391	62	16			2,469

Subtotal excluding separate account assets	12,730	158,045	6,812		(4,242)	173,345
Separate account assets(4)	33,641	127,381	13,052			174,074

Total assets	$46,371	$285,426	$19,864		$(4,242)	$347,419

Future policy benefits	$0	$0	$55	$		$55
Long-term debt	0	0	429			429
Other liabilities	0	4,764	6		(3,841)	929

Total liabilities	$0	$4,764	$490		$(3,841)	$1,413

	Closed Block Business as of December 31, 2009
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$3,645	$0	$	$3,645
Obligations of U.S. states and their political subdivisions	0	586	0		586
Foreign government bonds	0	681	16		697
Corporate securities	0	27,335	368		27,703
Asset-backed securities	0	980	2,610		3,590
Commercial mortgage-backed securities	0	3,662	0		3,662
Residential mortgage-backed securities	0	2,644	4		2,648

Subtotal	0	39,533	2,998		42,531
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	122	0		122
Asset-backed securities	0	27	13		40
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	5	0	0		5
All other	0	0	0		0

Subtotal	5	149	13		167
Equity securities, available for sale	2,901	158	26		3,085
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	61	0		61
Short-term investments	1,017	321	0		1,338
Cash equivalents	169	529	0		698
Other assets	0	114	11		125

Subtotal excluding separate account assets	4,092	40,865	3,048		48,005
Separate account assets(4)	0	0	0		0

Total assets	$4,092	$40,865	$3,048	$	$48,005

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	0		0

Total liabilities	$0	$0	$0	$	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 6% and 6% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

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

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or non-binding broker quotes. Despite the dislocated markets and low levels of liquidity in recent years, except for our asset-backed securities collateralized by sub-prime mortgages as discussed below, the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for the remainder of our public fixed maturity portfolio. As a result, for public fixed maturity securities we generally continued to use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs, and accordingly, such securities are included in Level 3 in our fair value hierarchy.

As of December 31, 2009, our Level 3 fixed maturity securities included asset-backed securities collateralized by sub-prime mortgages with a fair value of $5,667 million. We reported fair values for these asset-backed securities collateralized by sub-prime mortgages as of December 31, 2009 based on our determination that the market for these securities for the period was an inactive market. We considered both third-party pricing information and an internally-developed price based on a discounted cash flow model in determining the fair value of certain of these securities. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, asset-backed securities collateralized by sub-prime mortgages were included in Level 3 as of December 31, 2009.

Beginning in the second quarter of 2010, we observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing we received from independent pricing services was not materially different from our internal estimates of current market value for these securities. As a result, where third party pricing information based on the observable inputs was used to fair value the security, and based on the assessment that the market has been increasingly active, we have reported the fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of December 31, 2010, the fair values of these securities included in Level 2 were $4,799 million. Transfers out of Level 3 into Level 2 totaled $5,196 million for the year ended December 31, 2010 relating to this change.

Excluding these asset-backed securities collateralized by sub-prime mortgages, Level 3 fixed maturity securities included approximately $2.1 billion as of December 31, 2010 and $1.1 billion as of December 31, 2009 of public fixed maturities, with values primarily based on non-binding broker-quotes, and approximately $1.4 billion as of December 31, 2010 and $1.5 billion as of December 31, 2009 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

For additional information regarding our holdings of asset-backed securities collateralized by sub-prime mortgages, see, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities.” While the fair value of these investments is in a significant unrealized loss position due to increased credit spreads and illiquidity in the financial markets, we believe the ultimate value in aggregate that will be realized from these investments is greater than that reflected by their current fair value.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion as of both December 31, 2010 and 2009. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.3 billion as of December 31, 2010.

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

The bid-ask spreads for OTC derivatives classified within Level 3 of the fair value hierarchy are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. OTC derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $126 million and $3 million, respectively, as of December 31, 2010 and $288 million and $6 million, respectively, as of December 31, 2009, without giving consideration to the impact of netting.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. Because there are significant assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features that are primarily unobservable, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy.

We are also required to incorporate the market perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of December 31, 2010 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position. As of December 31, 2010, the fair value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for the market’s perception of our own non-performance risk, was a net $533 million liability. This liability was comprised of $1,503 million of embedded derivative liabilities net of $970 million of contra-liabilities. For 2010, our adjustment for the market’s perception of our own non-performance risk resulted in a $723 million decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of those embedded derivatives in a liability position. For December 31, 2009, our adjustment for the market’s perception of our non-performance risk resulted in a $312 million decrease to the embedded derivative liability for the Individual Annuities segment. The increase in the adjustment for the market’s perception of our non-performance risk from December 31, 2009 to December 31, 2010, was driven by an increase in the value of the underlying embedded derivative liabilities primarily due to lower interest rates.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a decrease in the total liability of $259 million, from a liability of $55 million as of December 31, 2009 to a contra-liability of $204 million as of December 31, 2010. The decrease primarily reflects lower expected future benefit payments, primarily resulting from an increase in policyholder account balances driven by favorable market conditions in 2010. These changes were significantly offset by decreased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, net changes in the allowance for losses, as well as gains and losses on sales, certain restructurings, and foreclosures on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording fixed maturity other-than-temporary impairments, see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below. For a further discussion of our policy regarding commercial mortgage and other loans, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the year ended December 31, 2010 are primarily related to asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, foreign currency translation losses related to foreign denominated securities that are approaching maturity, and the intent to sell securities, primarily related to asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments for the years ended December 31, 2009 and 2008, were primarily related to asset-backed securities collateralized by sub-prime mortgages and reflected the overall deterioration of the U.S. housing market.

We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. In light of unprecedented market conditions, and in consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008, we temporarily curtailed the active trading policy of certain portfolios. In the second quarter of 2009, we resumed a more restricted trading program in these portfolios. Other-than-temporary impairments, interest rate related losses and credit related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge the risks embedded in some of our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

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

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$256	$(1,612)	$(2,472)
Closed Block Business	794	(1,285)	15

Consolidated realized investment gains (losses), net	$1,050	$(2,897)	$(2,457)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(361)	$(823)	$(1,647)
Equity securities	11	(402)	(941)
Commercial mortgage and other loans	35	(517)	(170)
Derivative instruments	601	171	282
Other	(30)	(41)	4

Total	256	(1,612)	(2,472)
Related adjustments(1)	(150)	393	(305)

Realized investment gains (losses), net, and related adjustments	$106	$(1,219)	$(2,777)

Related charges(2)	$(178)	$(492)	$293

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$117	$(381)	$(451)
Equity securities	174	(473)	(441)
Commercial mortgage and other loans	18	(85)	(29)
Derivative instruments	489	(298)	958
Other	(4)	(48)	(22)

Total	$794	$(1,285)	$15

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “Other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 22 to the Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are excluded from adjusted operating income, as described more fully in Note 22 to the Consolidated Financial Statements.

2010 to 2009 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2010 were $256 million, compared to net realized investment losses of $1,612 million in 2009.

Net realized losses on fixed maturity securities were $361 million in 2010, compared to net realized losses of $823 million in 2009, as set forth in the following table:

	Year Ended December 31,
	2010	2009
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$380	$788
Private bond prepayment premiums	37	19

Total gross realized investment gains	417	807

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(564)	(1,174)
Gross losses on sales and maturities(1)	(173)	(319)
Credit related losses on sales	(41)	(137)

Total gross realized investment losses	(778)	(1,630)

Realized investment gains (losses), net—Fixed Maturity Securities	$(361)	$(823)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$207	$469

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $207 million in 2010 were primarily due to sales within our Retirement and Individual Annuities segments. Included in the gross gains on sales and maturities of fixed maturity securities were $4 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $469 million in 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. There were no sales in 2009 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2010 and 2009.

Net realized gains on equity securities were $11 million in 2010, of which net trading gains on sales of equity securities were $89 million, partially offset by other-than-temporary impairments of $78 million. Net trading gains in 2010 were primarily due to private equity sales within our Corporate and Other operations and sales within our International Insurance operations. Net realized losses on equity securities were $402 million in 2009, of which other-than-temporary impairments were $389 million and net trading losses on sales of equity securities were $13 million. Net trading losses in 2009 were primarily due to sales within our Gibraltar Life operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2010 and 2009.

Net realized gains on commercial mortgage and other loans in 2010 were $35 million and primarily related to a net decrease in the loan loss reserves of $103 million and mark-to-market net gains on our interim loan portfolio of $17 million. These net gains were partially offset by net realized losses on loan modifications, payoffs, and foreclosures within our commercial mortgage operations. Net losses on commercial mortgage and other loans in 2009 were $517 million primarily related to the net increase in the loan loss reserve of $317 million and mark-to-market losses on mortgage loans within our commercial mortgage operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $601 million in 2010, compared to net realized gains of $171 million in 2009. The net derivative gains in 2010 primarily reflect net gains of $521 million on interest rate derivatives used to manage duration as interest rates declined and net gains of $325 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $99 million on currency derivatives used to hedge foreign denominated investments and net gains of $43 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net derivative losses of $319 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan and net losses of $75 million on credit derivatives as credit spreads tightened. The net derivative gains in 2009 primarily reflect net gains of $376 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also contributing to the net derivative gains in 2009 were net gains of $196 million on embedded derivatives associated with certain externally-managed investments in the European market and net gains of $87 million on mark-to-market adjustments from credit derivatives. Partially offsetting these gains were net mark-to-market losses of $376 million on interest rate derivatives used to manage duration and net losses of $121 million on currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $30 million in 2010, which reflected $30 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $41 million in 2009, which included $48 million of other-than-temporary impairments on joint ventures and partnerships and losses on investment real estate in our asset management operations.

During 2010, we recorded other-than-temporary impairments of $672 million in earnings, compared to total other-than-temporary impairments of $1,611 million recorded in earnings in 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$422	$1,022
Private fixed maturity securities	142	152

Total fixed maturity securities	564	1,174
Equity securities	78	389
Other invested assets(2)	30	48

Total	$672	$1,611

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$140	$185	$325
Due to other accounting guidelines(3)	69	170	239

Total	$209	$355	$564

	Year Ended December 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$653	$321	$974
Due to other accounting guidelines(3)	15	185	200

Total	$668	$506	$1,174

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the services, manufacturing, and finance sectors of our corporate securities. These other-than-temporary impairments were primarily driven by asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers, the impact of the rising forward LIBOR curve and the intent to sell securities. Additionally, other-than-temporary impairments were driven by Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, and foreign currency translation losses related to foreign denominated securities that are approaching maturity. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of December 31, 2010, gross unrealized losses related to those securities maturing between January 1, 2011 and December 31, 2012 are $201 million. Based on December 31, 2010 fair values, absent a change in currency rates, impairments of approximately $169 million would be recorded in earnings in 2011. During 2010, we recorded other-than-temporary impairments of $143 million in earnings related to securities with an unrealized foreign currency translation loss that are approaching maturity. Fixed maturity other-than-temporary impairments in 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in 2010 and 2009 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security. Equity security other-than-temporary impairments in 2010 were primarily in our Japanese insurance operations equity portfolios. Equity security other-than-temporary impairments in 2009 were primarily driven by declines in value of fund shares representing our interest in high yield bond funds of certain of our separate account investments supporting corporate-owned life insurance and circumstances where we lack the ability or intent to retain the security to recovery.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2010 were $794 million, compared to net realized investment losses of $1,285 million in 2009.

Net realized gains on fixed maturity securities were $117 million in 2010, compared to net realized losses of $381 million in 2009, as set forth in the following table:

	Year Ended December 31,
	2010	2009
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$273	$199
Private bond prepayment premiums	24	19

Total gross realized investment gains	297	218

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(168)	(520)
Gross losses on sales and maturities(1)	(10)	(72)
Credit related losses on sales	(2)	(7)

Total gross realized investment losses	(180)	(599)

Realized investment gains (losses), net—Fixed Maturity Securities	$117	$(381)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$263	$127

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $263 million in 2010 included $3 million of gross gains on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in 2010. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2010 and 2009.

Net realized gains on equity securities were $174 million in 2010. Net trading gains on sales of equity securities were $208 million, partially offset by other-than-temporary impairments of $34 million. Net realized losses on equity securities were $473 million in 2009, of which other-than-temporary impairments were $613 million, partially offset by net trading gains on sales of equity securities of $140 million. These gains reflect improved equity markets throughout 2010 and 2009 coupled with the current equity trading strategy which produced gains as the years progressed. See below for additional information regarding the other-than-temporary impairments of equity securities in 2010 and 2009.

Net realized gains on commercial mortgage and other loans in 2010 were $18 million related to a net decrease in the loan loss reserve of $22 million, partially offset by net realized losses. Net realized losses on commercial mortgage and other loans in 2009 were $85 million related to a net increase in the loan loss reserve of $82 million and other net realized losses. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $489 million in 2010, compared to net realized losses of $298 million in 2009. Derivative gains in 2010 primarily reflect net mark-to-market gains of $404 million on interest rate derivatives used to manage duration as interest rates declined and net derivative gains of $74 million on currency derivatives used to hedge foreign denominated investments. Also, contributing to the net derivative gains were net realized gains of $17 million on embedded derivatives associated with certain externally-managed investments in the European market. Derivative losses in 2009 primarily reflect net mark-to-market losses of $218 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $149 million related to currency derivatives used to hedge foreign denominated investments. Partially offsetting these losses were net gains of $52 million on embedded derivatives associated with certain externally-managed investments in the European market.

Net realized losses on other investments were $4 million in 2010, which included $6 million of other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $48 million in 2009 of which $51 million was related to other-than-temporary impairments on joint ventures and partnerships investments.

During 2010, we recorded other-than-temporary impairments of $208 million in earnings, compared to other-than-temporary impairments of $1,184 million recorded in earnings in 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2010	2009
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$158	$465
Private fixed maturity securities	10	55

Total fixed maturity securities	168	520
Equity securities	34	613
Other invested assets(2)	6	51

Total	$208	$1,184

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$66	$28	$94
Due to other accounting guidelines(3)	67	7	74

Total	$133	$35	$168

	Year Ended December 31, 2009
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$319	$189	$508
Due to other accounting guidelines(3)	3	9	12

Total	$322	$198	$520

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers as well as our intent to sell certain asset-backed securities collateralized by sub-prime mortgages. Fixed maturity other-than-temporary impairments in 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in 2010 and 2009 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2009 to 2008 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2009 were $1,612 million, compared to net realized investment losses of $2,472 million in 2008.

Net realized losses on fixed maturity securities were $823 million in 2009, compared to net realized losses of $1,647 million in 2008, as set forth in the following table:

	Year Ended December 31,
	2009	2008
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$788	$465
Private bond prepayment premiums	19	33

Total gross realized investment gains	807	498

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(1,174)	(1,679)
Gross losses on sales and maturities(1)	(319)	(354)
Credit related losses on sales	(137)	(112)

Total gross realized investment losses	(1,630)	(2,145)

Realized investment gains (losses), net—Fixed Maturity Securities	$(823)	$(1,647)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$469	$111

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $469 million in 2009 were primarily due to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. Net trading gains on sales and maturities of fixed maturity investments of $111 million in 2008, were primarily related to sales of government bonds in our Gibraltar Life and Japanese Life Planner operations. None of the gross losses on sales and maturities in 2009 and 2008 related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2009 and 2008.

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

Net realized gains on derivatives were $171 million in 2009, compared to net realized gains of $282 million in 2008. The net derivative gains in 2009 primarily reflect net gains of $376 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative gains in 2009 were net gains of $196 million on embedded derivatives associated with certain externally-managed investments in the

European market and net gains of $87 million on mark to market adjustments from credit derivatives. Partially offsetting these gains were net mark-to-market losses of $376 million on interest rate derivatives used to manage duration and net losses of $121 million on currency derivatives used to hedge foreign denominated investments. The net derivative gains in 2008 primarily reflect net mark-to-market gains of $985 million on interest rate derivatives used to manage duration, net gains of $226 million on currency derivatives used to hedge foreign investments in our domestic investment portfolio and net gains of $124 million related to equity market hedges used in our asset management business. Partially offsetting these gains were net mark-to-market losses of $621 million on embedded derivatives associated with certain externally-managed investments in the European market and net losses of $456 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on commercial mortgage and other loans and other investments were $558 million in aggregate in 2009, primarily related to $317 million of increases to commercial mortgage and other loan loss reserves. The remaining $241 million of net realized losses on other investments was primarily driven by mark-to-market losses on mortgage loans within our commercial mortgage operations and losses on investment real estate in our asset management operations, as well as $48 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on commercial mortgage and other loans and other investments were $166 million in aggregate in 2008, primarily related to mark-to-market losses on mortgage loans within our divested commercial mortgage securitization operations due to instability in the commercial real estate market during 2008. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

During 2009, we recorded other-than-temporary impairments of $1,611 million in earnings, compared to total other-than-temporary impairments of $2,533 million recorded in earnings in 2008. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

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

Net realized losses on fixed maturity securities were $381 million in 2009, compared to net realized losses of $451 million in 2008, as set forth in the following table:

	Year Ended December 31,
	2009	2008
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$199	$537
Private bond prepayment premiums	19	27

Total gross realized investment gains	218	564

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(520)	(718)
Gross losses on sales and maturities(1)	(72)	(259)
Credit related losses on sales	(7)	(38)

Total gross realized investment losses	(599)	(1,015)

Realized investment gains (losses), net—Fixed Maturity Securities	$(381)	$(451)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$127	$278

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of 2009 other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Net realized losses on derivatives were $298 million in 2009, compared to net realized gains of $958 million in 2008. Derivative losses in 2009 primarily reflect net mark-to-market losses of $218 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $149 million related to currency derivatives used to hedge foreign denominated investments. Partially offsetting these losses were net gains of $52 million on embedded derivatives associated with certain externally-managed investments in the European market. Derivative gains in 2008 primarily reflect net mark-to-market gains of $824 million on interest rate derivatives used to manage duration and net gains of $149 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains are net losses of $105 million on embedded derivatives associated with certain externally-managed investments in the European market.

Net realized losses on commercial mortgage and other loans and other investments were $133 million in aggregate in 2009, including $51 million of other-than-temporary impairments on joint ventures and partnerships investments. The remaining $82 million was primarily related to increases to commercial mortgage loan loss reserves. Net realized losses on commercial mortgage and other loans and other investments were $51 million in aggregate in 2008, including $22 million related to other-than-temporary impairments on joint ventures and partnerships. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

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

General Account Investments

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our brokerage, trading and banking operations, real estate and relocation services; (2) assets of our asset management operations, including assets managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

The general account portfolio is managed pursuant to the distinct objectives and investment policy statements of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

•	matching the liability characteristics of the major products and other obligations of the Company;

•	maximizing the portfolio book yield within risk constraints over time; and

•

for certain portfolios, maximizing total return, including both investment yield and capital gains, and preserving principal, within risk constraints, while matching the liability characteristics of their major products.

Our strategies for maximizing the portfolio book yield of the Financial Services Businesses over time include: (1) the investment of proceeds from investment sales, repayments and prepayments, and operating cash flows, into investments with competitive yields, and (2) where appropriate, the sale of the portfolio’s lower yielding investments, either to meet various cash flow needs or to manage the portfolio’s duration, credit, currency and other risk constraints, all while minimizing the amount of taxes on realized capital gains.

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

In light of the recent market and economic conditions, while we continue to look to maximize book yield and match the liability characteristics of our major products, our portfolio management approach now reflects a greater consideration of the capital and tax implications of portfolio activity, as well as our assertions regarding our ability and intent to hold equity securities to recovery, and our lack of any intention or requirement to sell debt securities before anticipated recovery. In consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy previously employed in the Closed Block Business and certain portfolios of the Financial Services Businesses. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios, and continue to evaluate trading strategies for these portfolios. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Equity Securities—Other-than-Temporary Impairments of Equity Securities,” below.

Management of Investments

We design asset mix strategies and derivative strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. In certain markets, primarily outside the U.S., capital market limitations hinder our ability to acquire assets that closely approximate the duration of some of our liabilities. We achieve income objectives through asset/liability management, strategic and tactical asset allocations and derivative strategies within a disciplined risk management framework. Derivative strategies are employed within our risk management framework to help manage duration gaps, currency, and other risks between assets and liabilities. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk—Risk Management, Market Risk and Derivative Instruments, and —Other Than Trading Activities—Insurance and Annuity Products Asset/Liability Management.”

Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction and oversight of the Asset Liability Management and Risk Management groups. Our International Insurance segment manages the majority of its investments locally, within enterprise risk constraints, in most cases using the international and domestic asset management capabilities of our International Investments or Asset Management segments.

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

•	participating individual and experience-rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium; and

•	guaranteed products for which there are price or rate guarantees for the life of the contract, such as GICs and funding agreements.

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

	December 31, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$124,577	$30,499	$155,076	56.3%
Public, held to maturity, at amortized cost	3,940	0	3,940	1.4
Private, available for sale, at fair value	23,108	14,678	37,786	13.7
Private, held to maturity, at amortized cost	1,286	0	1,286	0.5
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	6.5
Other trading account assets, at fair value	1,220	156	1,376	0.5
Equity securities, available for sale, at fair value	4,135	3,593	7,728	2.8
Commercial mortgage and other loans, at book value	21,901	8,507	30,408	11.0
Policy loans, at outstanding balance	5,290	5,377	10,667	3.9
Other long-term investments(1)	2,988	1,582	4,570	1.6
Short-term investments(2)	3,698	1,164	4,862	1.8

Total general account investments	209,914	65,556	275,470	100.0%

Invested assets of other entities and operations(3)	8,442	0	8,442

Total investments	$218,356	$65,556	$283,912

	December 31, 2009
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$111,268	$29,537	$140,805	55.7%
Public, held to maturity, at amortized cost	4,009	0	4,009	1.6
Private, available for sale, at fair value	19,424	12,994	32,418	12.8
Private, held to maturity, at amortized cost	1,111	0	1,111	0.5
Trading account assets supporting insurance liabilities, at fair value	16,020	0	16,020	6.3
Other trading account assets, at fair value	1,616	167	1,783	0.7
Equity securities, available for sale, at fair value	3,798	3,085	6,883	2.7
Commercial mortgage and other loans, at book value	21,281	8,363	29,644	11.7
Policy loans, at outstanding balance	4,728	5,418	10,146	4.0
Other long-term investments(1)	2,811	1,545	4,356	1.7
Short-term investments(2)	4,302	1,338	5,640	2.3

Total general account investments	190,368	62,447	252,815	100.0%

Invested assets of other entities and operations(3)	7,737	0	7,737

Total investments	$198,105	$62,447	$260,552

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.

(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of December 31, 2010, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in 2010 was primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in risk free rates. The increase in general account investments attributable to the Closed Block Business in 2010 was primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in risk free rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 38% and 36% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2010 and 2009, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31,
	2010	2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$60,115	$50,476
Public, held to maturity, at amortized cost	3,940	4,009
Private, available for sale, at fair value	3,304	2,692
Private, held to maturity, at amortized cost	1,286	1,111
Trading account assets supporting insurance liabilities, at fair value	1,376	1,236
Other trading account assets, at fair value	844	804
Equity securities, available for sale, at fair value	1,612	1,508
Commercial mortgage and other loans, at book value	4,202	3,675
Policy loans, at outstanding balance	2,083	1,760
Other long-term investments(1)	1,320	1,524
Short-term investments	211	313

Total Japanese general account investments(2)	$80,293	$69,108

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of December 31, 2010, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 12 years. The increase in general account investments related to our Japanese insurance operations in 2010 is primarily attributable to the impact of changes in foreign currency exchange rates, portfolio growth as a result of business inflows and a net increase in fair value driven by a decrease in risk free rates.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of December 31, 2010, our Japanese insurance operations had $18.2 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.7 billion that support liabilities denominated in U.S. dollars. As of December 31, 2009, our Japanese insurance operations had $14.8 billion, at fair value, of investments denominated in U.S. dollars, including $0.5 billion that were hedged to yen through third party derivative contracts and $7.9 billion that support liabilities denominated in U.S. dollars. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.33%	$5,927	5.91%	$2,326	4.69%	$8,253
Trading account assets supporting insurance liabilities	4.51	750	0.00	0	4.51	750
Equity securities	6.33	212	2.70	74	4.70	286
Commercial mortgage and other loans	6.01	1,256	6.61	536	6.18	1,792
Policy loans	5.00	243	6.38	334	5.71	577
Short-term investments and cash equivalents	0.32	36	0.56	5	0.33	41
Other investments	4.71	193	6.66	115	5.28	308

Gross investment income before investment expenses	4.39	8,617	5.88	3,390	4.73	12,007
Investment expenses	(0.13)	(208)	(0.24)	(143)	(0.15)	(351)

Investment income after investment expenses	4.26%	8,409	5.64%	3,247	4.58%	11,656

Investment results of other entities and operations(2)		219		0		219

Total investment income		$8,628		$3,247		$11,875

	Year Ended December 31, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.54%	$5,691	6.07%	$2,382	4.90%	$8,073
Trading account assets supporting insurance liabilities	5.11	743	0.00	0	5.11	743
Equity securities	6.32	225	2.85	77	4.82	302
Commercial mortgage and other loans	5.85	1,237	6.68	556	6.08	1,793
Policy loans	5.19	225	6.54	344	5.93	569
Short-term investments and cash equivalents	0.52	66	3.02	31	0.68	97
Other investments	3.16	138	(4.01)	(72)	1.06	66

Gross investment income before investment expenses	4.50	8,325	5.69	3,318	4.78	11,643
Investment expenses	(0.15)	(218)	(0.23)	(140)	(0.17)	(358)

Investment income after investment expenses	4.35%	8,107	5.46%	3,178	4.61%	11,285

Investment results of other entities and operations(2)		118		0		118

Total investment income		$8,225		$3,178		$11,403

	Year Ended December 31, 2008
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.86%	$5,662	6.40%	$2,664	5.26%	$8,326
Trading account assets supporting insurance liabilities	5.34	749	0.00	0	5.34	749
Equity securities	5.01	223	3.17	101	4.24	324
Commercial mortgage and other loans	6.01	1,241	6.60	542	6.18	1,783
Policy loans	5.24	208	6.42	336	5.91	544
Short-term investments and cash equivalents	2.82	304	10.67	101	3.17	405
Other investments	4.26	140	(2.92)	(44)	2.01	96

Gross investment income before investment expenses	4.93	8,527	6.05	3,700	5.22	12,227
Investment expenses	(0.15)	(295)	(0.24)	(278)	(0.17)	(573)

Investment income after investment expenses	4.78%	8,232	5.81%	3,422	5.05%	11,654

Investment results of other entities and operations(2)		207		0		207

Total investment income		$8,439		$3,422		$11,861

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods’ yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for 2010 compared to 2009, was primarily due to investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Year Ended December 31,
	2010		2009		2008
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.58%	$4,194	5.74%	$4,172	6.06%	$4,348
Trading account assets supporting insurance liabilities	4.73	724	5.38	721	5.61	726
Equity securities	9.29	168	9.84	167	7.73	150
Commercial mortgage and other loans	6.32	1,081	6.04	1,070	6.22	1,097
Policy loans	5.72	171	5.94	162	5.87	158
Short-term investments and cash equivalents	0.33	32	0.50	55	2.89	283
Other investments	3.21	61	0.39	9	0.03	1

Gross investment income before investment expenses	5.22	6,431	5.27	6,356	5.75	6,763
Investment expenses	(0.11)	(96)	(0.14)	(110)	(0.13)	(188)

Investment income after investment expenses	5.11%	6,335	5.13%	6,246	5.62%	6,575

Investment results of other entities and operations(2)		219		118		207

Total investment income		$6,554		$6,364		$6,782

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods’ yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for 2010 compared to 2009 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments from rate resets and lower fixed maturity reinvestment rates partially offset by an increase in other investment yields driven by favorable joint venture and limited partnership earnings driven by appreciation on the underlying assets.

The decrease in net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio for 2009 compared to 2008 was primarily due to a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments from rate resets and a shift in asset mix stemming from enterprise risk constraints. Short-term yields also decreased as a result of lower short-term rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year Ended December 31,
	2010		2009		2008
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.81%	$1,733	2.88%	$1,519	2.95%	$1,314
Trading account assets supporting insurance liabilities	1.98	26	1.97	22	2.10	23
Equity securities	2.84	44	3.13	58	2.91	73
Commercial mortgage and other loans	4.63	175	4.85	167	4.76	144
Policy loans	3.85	72	3.91	63	3.92	50
Short-term investments and cash equivalents	0.24	4	0.62	11	2.26	21
Other investments	6.01	132	6.27	129	8.77	139

Gross investment income before investment expenses	2.97	2,186	3.05	1,969	3.21	1,764
Investment expenses	(0.15)	(112)	(0.16)	(108)	(0.19)	(107)

Total investment income	2.82%	$2,074	2.89%	$1,861	3.02%	$1,657

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior periods’ yields are presented on a basis consistent with the current period presentation.

The decrease in yield on the Japanese insurance portfolio for 2010 compared to 2009 is primarily attributable to lower fixed maturity reinvestment rates and a lower short-term interest rate environment both in the U.S. and Japan, as well less favorable results in joint ventures and limited partnerships.

The decrease in yield on the Japanese insurance portfolio for 2009 compared to 2008 is primarily attributable to lower fixed maturity reinvestment rates, including the reinvestment of proceeds realized from certain capital actions and a lower short-term interest rate environment both in the U.S. and Japan.

The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2010, and 2009, was approximately $12.3 billion and $10.4 billion, respectively, based on amortized cost. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Within our domestic portfolios, we maintain a private fixed income portfolio that is larger than the industry average as a percentage of total fixed income holdings. Over the last several years, our investment staff has originated the majority of our annual private placement originations through direct borrower relationships. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

As of December 31, 2010, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was in aggregate approximately $423 million, based on amortized cost, substantially all within the Financial Services Businesses and primarily representing Italian government securities owned by Prudential’s Italian insurance operations.

As of December 31, 2010, our consolidated direct investment exposure in Turkey, United Arab Emirates, Israel, Saudi Arabia, Bahrain, Qatar, Kuwait, and Tunisia was in aggregate approximately $450 million, based on amortized cost, primarily within the Financial Services Businesses, and included approximately $120 million representing investment exposure in Israel. We had no direct investment exposure in Egypt as of December 31, 2010.

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2010.

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
		($ in millions)
Corporate & government securities:
Maturing in 2011	$4,601	3.1%	$1,871	4.3%
Maturing in 2012	5,448	3.7	1,949	4.5
Maturing in 2013	7,530	5.1	2,375	5.5
Maturing in 2014	8,018	5.4	1,733	4.0
Maturing in 2015	7,099	4.8	1,809	4.1
Maturing in 2016	5,956	4.0	1,524	3.5
Maturing in 2017	6,754	4.6	1,625	3.7
Maturing in 2018	5,982	4.1	1,915	4.4
Maturing in 2019	5,429	3.7	1,726	4.0
Maturing in 2020	5,157	3.5	1,696	3.9
Maturing in 2021	3,146	2.1	21	0.1
Maturing in 2022 and beyond	57,880	39.3	14,766	33.9

Total corporate & government securities	123,000	83.4	33,010	75.9
Asset-backed securities	8,790	6.0	4,570	10.5
Commercial mortgage-backed securities	8,142	5.5	3,615	8.3
Residential mortgage-backed securities	7,504	5.1	2,311	5.3

Total fixed maturities	$147,436	100.0%	$43,506	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	December 31, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$21,590	$1,538	$539	$22,589	$19,959	$1,007	$669	$20,297
Utilities	11,153	851	179	11,825	10,778	604	246	11,136
Finance	11,213	385	331	11,267	10,500	236	542	10,194
Services	10,170	612	333	10,449	8,841	380	459	8,762
Energy	5,356	364	168	5,552	4,749	263	186	4,826
Retail and Wholesale	4,110	214	138	4,186	3,405	144	144	3,405
Transportation	3,625	240	62	3,803	3,479	168	82	3,565
Other	1,359	62	62	1,359	959	16	77	898

Total corporate securities(3)	68,576	4,266	1,812	71,030	62,670	2,818	2,405	63,083
Foreign government(3)(4)	48,016	2,915	86	50,845	40,885	1,525	133	42,277
Residential mortgage-backed	7,504	397	51	7,850	9,547	345	88	9,804
Asset-backed securities(5)	8,790	168	969	7,989	8,855	119	1,444	7,530
Commercial mortgage-backed	8,142	592	63	8,671	7,747	251	170	7,828
U.S. Government	4,807	464	67	5,204	4,389	313	122	4,580
State & Municipal(6)	1,601	24	52	1,573	799	16	27	788

Total(7)(8)	$147,436	$8,826	$3,100	$153,162	$134,892	$5,387	$4,389	$135,890

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $320 million of gross unrealized gains and $68 million of gross unrealized losses as of December 31, 2010, compared to $211 million of gross unrealized gains and $133 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(3)	Includes reclassifications of prior period amounts to conform to current period presentation.
(4)	As of December 31, 2010 and 2009, based on amortized cost, 83% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% of the balance.
(5)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(6)	Includes securities related to the Build America Bonds program.
(7)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(8)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009 to December 31, 2010, was primarily due to a net decrease in interest rates, mainly the result of risk free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	December 31, 2010				December 31, 2009
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Corporate securities:
Manufacturing	$7,940	$754	$66	$8,628	$8,191	$500	$142	$8,549
Utilities	5,566	510	42	6,034	5,773	358	78	6,053
Services	4,562	377	35	4,904	4,346	241	97	4,490
Finance	2,723	125	53	2,795	3,354	91	59	3,386
Energy	1,887	184	6	2,065	1,926	132	17	2,041
Retail and Wholesale	1,641	166	21	1,786	1,621	123	22	1,722
Transportation	1,349	102	19	1,432	1,430	74	42	1,462
Other	29	2	0	31	0	0	0	0

Total corporate securities	25,697	2,220	242	27,675	26,641	1,519	457	27,703
Asset-backed securities(2)	4,570	60	701	3,929	4,602	36	1,048	3,590
Commercial mortgage-backed	3,615	170	6	3,779	3,662	47	47	3,662
U.S. Government	6,066	197	228	6,035	3,821	71	247	3,645
Residential mortgage-backed	2,311	129	15	2,425	2,571	117	40	2,648
Foreign government(3)	596	90	9	677	637	69	9	697
State & Municipal	651	19	13	657	590	12	16	586

Total(4)	$43,506	$2,885	$1,214	$45,177	$42,524	$1,871	$1,864	$42,531

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both December 31, 2010 and 2009, based on amortized cost, no individual foreign country represented more than 8% of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2009 to December 31, 2010, was primarily due to a net decrease in interest rates, mainly the result of risk free rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	10	3	6	318	338	418
2006	3	23	14	38	346	424	790
2005	0	4	0	0	5	9	16
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	4	37	17	44	669	771	1,224
All other portfolios:
2010—2008	0	0	0	0	0	0	0
2007	3	3	1	0	259	266	291
2006	10	77	35	20	924	1,066	1,254
2005	1	28	29	34	344	436	489
2004 & Prior	35	171	137	147	395	885	1,012

Total all other portfolios	49	279	202	201	1,922	2,653	3,046

Total collateralized by sub-prime mortgages(2)	53	316	219	245	2,591	3,424	4,270
Other asset-backed securities:
Externally managed investments in the European market	0	0	0	527	61	588	510
Collateralized by auto loans	910	5	0	16	0	931	578
Collateralized by credit cards	578	0	8	425	3	1,014	1,153
Collateralized by non-sub-prime mortgages	1,232	81	9	33	18	1,373	1,301
Other asset-backed securities(3)	319	757	124	71	189	1,460	1,043

Total asset-backed securities(4)	$3,092	$1,159	$360	$1,317	$2,862	$8,790	$8,855

Asset-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	10	3	6	235	255	300
2006	3	23	13	37	284	360	655
2005	0	4	0	0	4	8	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	4	37	16	43	523	623	970
All other portfolios:
2010—2008	0	0	0	0	0	0	0
2007	3	3	0	0	152	158	182
2006	7	66	24	19	648	764	838
2005	2	25	26	25	260	338	297
2004 & Prior	31	143	112	116	269	671	693

Total all other portfolios	43	237	162	160	1,329	1,931	2,010

Total collateralized by sub-prime mortgages	47	274	178	203	1,852	2,554	2,980
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	554	65	619	530
Collateralized by auto loans	912	5	0	16	0	933	580
Collateralized by credit cards	615	0	7	414	3	1,039	1,161
Collateralized by non-sub-prime mortgages	1,283	82	9	31	16	1,421	1,307
Other asset-backed securities(3)	320	741	123	70	169	1,423	972

Total asset-backed securities(4)	$3,177	$1,102	$317	$1,288	$2,105	$7,989	$7,530

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.4 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2010 are $266 million of securities collateralized by second-lien exposures.
(3)	As of December 31, 2010, includes collateralized debt obligations with amortized cost of $81 million and fair value of $87 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares, and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2010, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $4.270 billion as of December 31, 2009, to $3.424 billion as of December 31, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $882 million as of December 31, 2010, and $1.293 billion as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of December 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2010, based on amortized cost, approximately 64% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.424 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2010 were $767 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2010
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2009
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	4	10	3	6	235	258	303
2006	3	27	15	44	301	390	672
2005	2	5	0	0	5	12	17
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	9	42	18	50	541	660	992
All other portfolios:
2010—2008	0	0	0	0	0	0	0
2007	5	0	20	7	224	256	307
2006	96	0	1	0	771	868	1,043
2005	11	103	57	15	157	343	380
2004 & Prior	21	218	36	64	291	630	713

Total all other portfolios	133	321	114	86	1,443	2,097	2,443

Total collateralized by sub-prime mortgages(2)	142	363	132	136	1,984	2,757	3,435
Other asset-backed securities:
Collateralized by credit cards	344	0	37	259	2	642	549
Collateralized by auto loans	396	0	0	0	0	396	123
Externally managed investments in the European market	0	0	0	212	0	212	198
Collateralized by education loans	181	20	0	0	0	201	101
Other asset-backed securities(3)	124	150	35	3	50	362	196

Total asset-backed securities	$1,187	$533	$204	$610	$2,036	$4,570	$4,602

Asset-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	4	10	3	6	179	202	224
2006	3	27	15	42	252	339	565
2005	1	5	0	0	4	10	15
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	8	42	18	48	435	551	804
All other portfolios:
2010—2008	0	0	0	0	0	0	0
2007	5	0	14	4	146	169	194
2006	75	0	1	1	508	585	672
2005	11	96	45	13	111	276	255
2004 & Prior	19	182	31	52	225	509	522

Total all other portfolios	110	278	91	70	990	1,539	1,643

Total collateralized by sub-prime mortgages	118	320	109	118	1,425	2,090	2,447
Other asset-backed securities:
Collateralized by credit cards	355	0	34	258	2	649	538
Collateralized by auto loans	397	0	0	0	0	397	124
Externally managed investments in the European market	0	0	0	243	0	243	218
Collateralized by education loans	182	14	0	0	0	196	94
Other asset-backed securities(3)	125	148	36	3	42	354	169

Total asset-backed securities(4)	$1,177	$482	$179	$622	$1,469	$3,929	$3,590

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.8 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2010 are $60 million of securities collateralized by second-lien exposures.
(3)	As of December 31, 2010, includes collateralized debt obligations with amortized cost of $34 million and fair value of $33 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, manufacturing and aircraft.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $3.435 billion as of December 31, 2009 to $2.757 billion as of December 31, 2010, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $673 million as of December 31, 2010 and $988 million as of December 31, 2009. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of December 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2010, based on amortized cost, approximately 70% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.757 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2010, were $763 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of December 31, 2010.

Residential Mortgage-Backed Securities at Amortized Cost

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,442	99.2%	$2,055	88.9%
Collateralized mortgage obligations(2)(3)	62	0.8	256	11.1

Total residential mortgage-backed securities	$7,504	100.0%	$2,311	100.0%

Portion rated Aaa/AAA(4)	$7,413	98.8%	$2,074	89.7%

	December 31, 2009
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$9,475	99.2%	$2,266	88.1%
Collateralized mortgage obligations(2)(3)	72	0.8	305	11.9

Total residential mortgage-backed securities	$9,547	100.0%	$2,571	100.0%

Portion rated Aaa/AAA(4)	$9,445	98.9%	$2,299	89.4%

(1)	As of December 31, 2010, of these securities, for the Financial Services Businesses, $5.954 billion are supported by U.S. government and $1.488 billion are supported by foreign government. As of December 31, 2009, of these securities, for the Financial Services Businesses, $7.865 billion were supported by the U.S. government and $1.610 billion were supported by foreign government. For the Closed Block Business all of these securities are supported by the U.S. government as of December 31, 2010 and 2009.
(2)	Includes alternative residential mortgage loans of $46 million and $39 million in the Financial Services Businesses, and $108 million and $125 million in the Closed Block Business, for 2010 and 2009, respectively.
(3)	As of December 31, 2010, of these collateralized mortgage obligations, for the Financial Services Businesses, 38% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 55% have below investment grade ratings, and as of December 31, 2009, 43% have credit ratings of A or above, 16% have BBB credit ratings and the remaining 41% have below investment grade ratings. As of December 31, 2010, for the Closed Block Business, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings, and as of December 31, 2009, 58% have A credit ratings or above, and 42% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Despite an otherwise stabilizing economy, job growth, a key factor in driving demand for commercial real estate, remains weak. However, the pace of deterioration has slowed and prices of commercial real estate appear to have bottomed. There were signs of improvement in commercial real estate fundamentals in 2010 such as vacancy rates declining from their peak and positive rent growth. In addition, we have observed several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2009
	(in millions)
2010	$89	$0	$0	$0	$0	$89	$0
2009	117	0	0	0	0	117	0
2008	182	0	3	16	62	263	331
2007	1,934	0	0	0	36	1,970	1,705
2006	2,956	282	63	0	6	3,307	3,145
2005	1,609	32	0	2	0	1,643	1,560
2004 & Prior	590	106	32	15	10	753	1,006

Total commercial mortgage-backed securities(2)(3)(4)	$7,477	$420	$98	$33	$114	$8,142	$7,747

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2009
	(in millions)
2010	$90	$0	$0	$0	$0	$90	$0
2009	118	0	0	0	0	118	0
2008	192	0	3	15	52	262	306
2007	2,021	0	0	0	49	2,070	1,729
2006	3,185	309	67	0	6	3,567	3,190
2005	1,748	34	0	2	1	1,785	1,614
2004 & Prior	620	109	31	11	8	779	989

Total commercial mortgage-backed securities(2)(3)(4)	$7,974	$452	$101	$28	$116	$8,671	$7,828

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2010, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.

(3)	Included in the table above as of December 31, 2010 are downgraded super senior securities with amortized cost of $359 million in AA and $63 million in A.
(4)	Included in the table above as of December 31, 2010 are agency commercial mortgage-backed securities with amortized cost of $221 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by Non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $12 million in AAA, $3 million in A, $18 million in BBB and $104 million in BB and below as of December 31, 2010, and $12 million in AAA, $20 million in A, $97 million in BBB and $203 million in BB and below as of December 31, 2009.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 32% as of December 31, 2010. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of December 31, 2010, based on amortized cost, approximately 97% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 80% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of December 31, 2010, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
2010	0%
2009	0%
2008	32%		0%	0%	0%
2007	30%				0%
2006	31%	33%	31%		0%
2005	31%	32%		0%	0%
2004 & Prior	34%	33%	40%	8%	25%

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
2010
2009
2008			40%	31%	28%
2007				0%	35%
2006	64%				36%
2005				59%	16%
2004 & Prior					0%

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

The super senior structure was introduced to the U.S. commercial mortgage-backed securities market in late 2004 and was modified in early 2005 to increase subordination from 20% to 30%. With the changes to the commercial mortgage-backed securities structure in 2005, there became three distinct AAA classes for commercial mortgage-backed securities with fixed rate terms, (1) super senior AAA with 30% subordination, (2) mezzanine AAA with 20% subordination and (3) junior AAA with approximately 14% subordination. The super senior class has priority over the mezzanine and junior classes to all principal cash flows (repayments, prepayments and recoveries on defaulted loans). As a result, all super senior bonds must be completely repaid before the mezzanine or junior bonds receive any principal cash flows. In addition, the super senior bonds will not experience any loss of principal until both the entire mezzanine and junior bonds are written down to zero. We believe the importance of this additional credit enhancement afforded to the super senior class over the mezzanine and junior classes is limited in a benign commercial real estate cycle with low defaults but becomes more significant in a deep commercial real estate downturn under which expected losses increase substantially.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

Vintage	December 31, 2010
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
				(in millions)
2010	$0	$0	$0	$0	$20	$0	$0	$20
2009	0	0	0	0	0	0	0	0
2008	182	0	0	0	0	0	0	182
2007	1,899	0	0	0	0	0	0	1,899
2006	1,825	1,119	0	0	0	0	12	2,956
2005	625	972	0	0	0	1	11	1,609
2004 & Prior	29	157	0	0	235	164	5	590

Total (1)	$4,560	$2,248	$0	$0	$255	$165	$28	$7,256

(1)	Excludes agency commercial mortgage-backed securities of $221 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2009
	(in millions)
2010	$5	$0	$0	$0	$0	$5	$0
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	15
2007	701	0	0	0	4	705	435
2006	799	63	11	0	0	873	852
2005	1,197	22	0	0	0	1,219	1,270
2004 & Prior	738	33	29	1	3	804	1,090

Total commercial mortgage-backed securities(2)	$3,449	$118	$40	$1	$7	$3,615	$3,662

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2010
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2009
	(in millions)
2010	$5	$0	$0	$0	$0	$5	$0
2009	0	0	0	0	0	0	0
2008	10	0	0	0	0	10	15
2007	724	0	0	0	7	731	442
2006	843	68	12	0	0	923	842
2005	1,253	24	0	0	0	1,277	1,274
2004 & Prior	768	32	29	1	3	833	1,089

Total commercial mortgage-backed securities(2)	$3,603	$124	$41	$1	$10	$3,779	$3,662

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2010, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of December 31, 2010 are downgraded super senior securities with amortized cost of $87 million in AA and $11 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 31% as of December 31, 2010. See above for a definition of this percentage. As of December 31, 2010, based on amortized cost, approximately 95% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 62% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by US Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of December 31, 2010, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

Vintage	December 31, 2010
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2010
2009
2008	31%
2007	30%				5%
2006	30%	32%	30%
2005	31%	32%
2004 & Prior	32%	22%	43%	10%	66%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

Vintage	December 31, 2010
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
				(in millions)
2010	$0	$0	$0	$0	$5	$0	$0	$5
2009	0	0	0	0	0	0	0	0
2008	9	0	0	0	0	0	0	9
2007	701	0	0	0	0	0	0	701
2006	687	95	0	0	0	0	17	799
2005	972	225	0	0	0	0	0	1,197
2004 & Prior	50	11	0	0	601	75	1	738

Total	$2,419	$331	$0	$0	$606	$75	$18	$3,449

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC designations as of December 31, 2009, were updated and utilized for reporting as of December 31, 2010. In the fourth quarter of 2010, the NAIC adopted rules which changed the methodology for determining the NAIC designations for commercial mortgage-backed securities, similar to what was done in the fourth quarter of 2009 for residential mortgage-backed securities.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.7 billion, or 6%, of the total fixed maturities as of December 31, 2010 and $9.6 billion, or 7%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 27% and 29% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.0 billion, or 7%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $5.6 billion, or 13%, of the total fixed maturities as of December 31, 2010 and $6.7 billion, or 16%, of the total fixed maturities as of December 31, 2009. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 44% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2010, compared to 41% of gross unrealized losses as of December 31, 2009. As of December 31, 2010, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $6.6 billion, or 15%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$105,068	$6,278	$1,240	$110,106	$94,368	$3,767	$1,845	$96,290
2	14,129	892	585	14,436	14,682	699	790	14,591

Subtotal High or Highest Quality Securities	119,197	7,170	1,825	124,542	109,050	4,466	2,635	110,881
3	2,753	100	208	2,645	2,743	44	314	2,473
4	1,067	24	206	885	1,657	22	345	1,334
5	630	21	211	440	685	19	202	502
6	271	28	89	210	197	25	69	153

Subtotal Other Securities(4)	4,721	173	714	4,180	5,282	110	930	4,462

Total Public Fixed Maturities	$123,918	$7,343	$2,539	$128,722	$114,332	$4,576	$3,565	$115,343

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2010 and 2009, 17 securities with amortized cost of $11 million (fair value, $20 million) and 19 securities with amortized cost of $177 million (fair value, $175 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $272 million of gross unrealized gains and $67 million gross unrealized losses as of December 31, 2010, compared to $195 million of gross unrealized gains and $129 million of gross unrealized losses as of December 31, 2009 on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of December 31, 2010 includes $137 million in emerging markets securities and $112 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
1	$21,965	$1,075	$551	$22,489	$20,374	$656	$853	$20,177
2	4,842	423	88	5,177	5,732	308	187	5,853

Subtotal High or Highest Quality Securities	26,807	1,498	639	27,666	26,106	964	1,040	26,030
3	1,547	73	77	1,543	1,903	56	133	1,826
4	1,031	27	201	857	1,552	20	334	1,238
5	527	17	176	368	460	19	125	354
6	58	20	13	65	77	22	10	89

Subtotal Other Securities(2)	3,163	137	467	2,833	3,992	117	602	3,507

Total Public Fixed Maturities	$29,970	$1,635	$1,106	$30,499	$30,098	$1,081	$1,642	$29,537

(1)	Includes, as of December 31, 2010 and 2009, 15 securities with amortized cost of $9 million (fair value, $10 million) and 20 securities with amortized cost of $13 million (fair value, $8 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2010, includes $446 million in securitized bank loans and $224 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$6,226	$511	$90	$6,647	$5,795	$259	$121	$5,933
2	13,264	792	341	13,715	10,485	452	379	10,558

Subtotal High or Highest Quality Securities	19,490	1,303	431	20,362	16,280	711	500	16,491
3	2,467	104	63	2,508	2,292	52	131	2,213
4	948	26	44	930	1,193	18	118	1,093
5	518	21	17	522	482	6	36	452
6	95	29	6	118	313	24	39	298

Subtotal Other Securities(4)	4,028	180	130	4,078	4,280	100	324	4,056

Total Private Fixed Maturities	$23,518	$1,483	$561	$24,440	$20,560	$811	$824	$20,547

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2010 and 2009, 160 securities with amortized cost of $1,776 million (fair value, $1,800 million) and 138 securities with amortized cost of $1,117 million (fair value, $1,124 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $47 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010, compared to $16 million of gross unrealized gains and $4 million of gross unrealized losses as of December 31, 2009 on securities classified as held to maturity.
(4)	On an amortized cost basis, as December 31, 2010 includes $591 million in securitized bank loans and $215 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,702	$447	$11	$4,138	$3,091	$247	$13	$3,325
2	7,386	711	35	8,062	6,632	467	41	7,058

Subtotal High or Highest Quality Securities	11,088	1,158	46	12,200	9,723	714	54	10,383
3	1,292	67	21	1,338	1,354	55	72	1,337
4	803	12	23	792	923	12	65	870
5	307	6	16	297	269	4	14	259
6	46	7	2	51	157	5	17	145

Subtotal Other Securities(2)	2,448	92	62	2,478	2,703	76	168	2,611

Total Private Fixed Maturities	$13,536	$1,250	$108	$14,678	$12,426	$790	$222	$12,994

(1)	Includes, as of December 31, 2010 and 2009, 103 securities with amortized cost of $1,523 million (fair value, $1,506 million) and 85 securities with amortized cost of $1,358 million (fair value, $1,375 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2010, includes $389 million in securitized bank loans and $289 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$36,486	$2,413	$645	$38,254	$32,244	$1,564	$812	$32,996
2	25,678	1,598	844	26,432	23,122	1,091	985	23,228

Subtotal High or Highest Quality Securities	62,164	4,011	1,489	64,686	55,366	2,655	1,797	56,224
3	4,253	150	191	4,212	4,351	77	308	4,120
4	1,483	33	99	1,417	2,025	37	198	1,864
5	546	33	22	557	611	24	47	588
6	130	39	11	158	317	25	55	287

Subtotal Other Securities	6,412	255	323	6,344	7,304	163	608	6,859

Total Corporate Fixed Maturities(2)	$68,576	$4,266	$1,812	$71,030	$62,670	$2,818	$2,405	$63,083

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes reclassifications of prior period amounts to conform to current period presentations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

NAIC Designation	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,064	$951	$65	$10,950	$10,252	$606	$77	$10,781
2	11,505	1,080	65	12,520	11,431	751	122	12,060

Subtotal High or Highest Quality Securities	21,569	2,031	130	23,470	21,683	1,357	199	22,841
3	2,309	115	31	2,393	2,720	87	108	2,699
4	1,320	35	55	1,300	1,627	29	102	1,554
5	422	19	22	419	415	22	26	411
6	77	20	4	93	196	24	22	198

Subtotal Other Securities	4,128	189	112	4,205	4,958	162	258	4,862

Total Corporate Fixed Maturities	$25,697	$2,220	$242	$27,675	$26,641	$1,519	$457	$27,703

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

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $7 million and $10 million for the years ended December 31, 2010 and 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2010
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$3	$0	$0	$290	$3
2	25	0	0	0	25	0

Subtotal	315	3	0	0	315	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$315	$3	$0	$0	$315	$3

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2009
	Single Name		First to Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$140	$0	$435	$3
2	28	0	303	(3)	331	(3)

Subtotal	323	3	443	(3)	766	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total(2)	$323	$3	$625	$(6)	$948	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	December 31, 2010		December 31, 2009
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$5	$0	$28	$0
2	0	0	0	0

Subtotal	5	0	28	0
3 through 6	0	0	0	0

Total(1)	$5	$0	$28	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of December 31, 2010 and 2009, the Financial Services Businesses had $1.785 billion and $1.852 billion of outstanding notional amounts, reported at fair value as a $2 million asset and a $113 million asset, respectively. As of December 31, 2010 and 2009, the Closed Block Business had $399 million and $461 million of outstanding notional amounts, reported at fair value as a liability of $1 million and an asset of $61 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $50 million and $52 million for the years ended December 31, 2010 and 2009, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$622	$136	$1,225	$267
Three months or greater but less than six months	751	169	714	175
Six months or greater but less than nine months	1,094	283	201	56
Nine months or greater but less than twelve months	173	52	1,260	431
Greater than twelve months	2,503	908	4,533	1,517

Total	$5,143	$1,548	$7,933	$2,446

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2010 and 2009. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.548 billion as of December 31, 2010, includes $731 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2010, also includes $65 million of gross unrealized losses on securities with amortized cost of $107 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $3 million was included in the less than three months timeframe, $4 million was included in the three months or greater but less than six months timeframe, $2 million was included in the six months or greater but less than nine months timeframe, $20 million was included in the nine months or greater but less than twelve months timeframe, and $36 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace, liquidity discounts, and the impact of changes in foreign currency exchange rates, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$173	$37	$408	$94
Three months or greater but less than six months	149	43	203	52
Six months or greater but less than nine months	70	16	18	7
Nine months or greater but less than twelve months	73	22	859	306
Greater than twelve months	1,518	559	1,827	672

Total	$1,983	$677	$3,315	$1,131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2010, and December 31, 2009. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $677 million as of December 31, 2010, includes $561 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2010, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2010, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when (a) we have the intent to sell the debt security or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery or (c) a foreign currency denominated security with a foreign currency translation loss approaches maturity. For all debt securities in unrealized loss positions that do not meet any of these criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $564 million and $1.162 billion for the years ended December 31, 2010 and 2009, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the years ended December 31, 2010 and 2009, were $209 million and $668 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $168 million and $520 million for the years ended December 31, 2010 and 2009, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2010 and 2009, were $133 million and $322 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$697	$697	$725	$725
Fixed maturities:
Corporate securities	9,581	10,118	9,202	9,502
Commercial mortgage-backed securities	2,352	2,407	1,899	1,893
Residential mortgage-backed securities	1,350	1,363	1,434	1,432
Asset-backed securities	1,158	1,030	1,022	857
Foreign government bonds	567	569	508	517
U.S. government authorities and agencies and obligations of U.S. states	467	448	169	159

Total fixed maturities	15,475	15,935	14,234	14,360
Equity securities	1,156	1,139	1,033	935

Total trading account assets supporting insurance liabilities	$17,328	$17,771	$15,992	$16,020

As a percentage of amortized cost, 76% and 75% of the portfolio was publicly traded as of December 31, 2010, and December 31, 2009, respectively. As of December 31, 2010 and 2009, 90% and 88%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2010, $1.188 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $104 million secured by “ALT-A” mortgages, represented the remaining $162 million of residential mortgage-backed securities, of which 86% have credit ratings of A or better and 14% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2010		December 31, 2009
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,084	$3,306	$3,089	$3,221
Utilities	1,961	2,076	2,017	2,076
Services	1,700	1,783	1,322	1,364
Finance	1,270	1,290	1,254	1,261
Energy	704	753	705	733
Transportation	467	495	474	488
Retail and Wholesale	378	398	330	348
Other	17	17	11	11

Total Corporate Securities	$9,581	$10,118	$9,202	$9,502

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	124	124	127
2006	0	0	0	3	98	101	131
2005	0	0	0	0	50	50	60
2004 & Prior	3	14	5	12	37	71	79

Total collateralized by sub-prime mortgages	3	14	5	15	309	346	397
Other asset-backed securities:
Collateralized by auto loans	35	1	0	0	0	36	136
Collateralized by credit cards	360	0	0	83	0	443	388
Other asset-backed securities	134	135	31	22	11	333	101

Total asset-backed securities	$532	$150	$36	$120	$320	$1,158	$1,022

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
2010—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	56	56	65
2006	0	0	0	3	62	65	82
2005	0	0	0	0	36	36	42
2004 & Prior	2	12	4	10	23	51	51

Total collateralized by sub-prime mortgages(1)	2	12	4	13	177	208	240
Other asset-backed securities:
Collateralized by auto loans	35	1	0	0	0	36	137
Collateralized by credit cards	377	0	0	83	0	460	397
Other asset-backed securities(2)	136	133	32	18	7	326	83

Total asset-backed securities	$550	$146	$36	$114	$184	$1,030	$857

(1)	Included within the $208 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of December 31, 2010 are $3 million of securities collateralized by second-lien exposures at fair value.
(2)	As of December 31, 2010, includes collateralized debt obligations with fair value of $23 million, none of which are secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, franchises, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2010	$65	$0	$0	$0	$0	$65	$0
2009	32	0	0	0	0	32	0
2008	30	0	0	0	0	30	0
2007	128	0	0	0	0	128	46
2006	599	52	0	0	0	651	197
2005	1,015	9	0	0	0	1,024	850
2004 & Prior	350	17	28	17	10	422	806

Total commercial mortgage-backed securities(1)	$2,219	$78	$28	$17	$10	$2,352	$1,899

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2010						Total December 31, 2009
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2010	$64	$0	$0	$0	$0	$64	$0
2009	31	0	0	0	0	31	0
2008	31	0	0	0	0	31	0
2007	130	0	0	0	0	130	43
2006	618	52	0	0	0	670	200
2005	1,050	11	0	0	0	1,061	856
2004 & Prior	357	17	27	12	7	420	794

Total commercial mortgage-backed securities	$2,281	$80	$27	$12	$7	$2,407	$1,893

(1)	Included in the table above as of December 31, 2010 are downgraded super senior securities with amortized cost of $62 million in AA.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$7,836	$313	$93	$8,056	$6,986	$193	$91	$7,088
2	2,768	160	44	2,884	2,349	118	30	2,437

Subtotal High or Highest Quality Securities	10,604	473	137	10,940	9,335	311	121	9,525
3	329	12	30	311	422	7	45	384
4	178	3	35	146	272	3	41	234
5	77	1	30	48	93	0	33	60
6	67	0	41	26	76	2	51	27

Subtotal Other Securities	651	16	136	531	863	12	170	705

Total Public Fixed Maturities	$11,255	$489	$273	$11,471	$10,198	$323	$291	$10,230

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2010				December 31, 2009
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$805	$66	$11	$860	$833	$32	$12	$853
2	2,584	187	10	2,761	2,379	116	18	2,477

Subtotal High or Highest Quality Securities	3,389	253	21	3,621	3,212	148	30	3,330
3	656	27	6	677	592	11	18	585
4	98	4	5	97	153	4	11	146
5	54	1	4	51	54	1	4	51
6	23	1	6	18	25	0	7	18

Subtotal Other Securities	831	33	21	843	824	16	40	800

Total Private Fixed Maturities	$4,220	$286	$42	$4,464	$4,036	$164	$70	$4,130

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

“Other trading account assets, at fair value” consist primarily of certain financial instruments that contain an embedded derivative where we elected to classify the entire instrument as a trading account asset rather than bifurcate. These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of our other trading account assets as of the dates indicated.

	December 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$0	$0	$5	$5	$0	$0
Fixed maturities:
Corporate securities	161	150	110	118	191	192	110	122
Commercial mortgage-backed	143	103	0	0	238	136	0	0
Residential mortgage-backed	301	181	0	0	287	158	0	0
Asset-backed securities	636	589	36	37	965	913	40	40
Foreign government	25	25	0	0	24	24	0	0
U.S. government	0	0	0	0	12	12	0	0

Total fixed maturities	1,266	1,048	146	155	1,717	1,435	150	162
Equity securities	157	156	1	1	148	157	4	5
Other	12	13	0	0	17	19	0	0

Total other trading account assets	$1,438	$1,220	$147	$156	$1,887	$1,616	$154	$167

As of December 31, 2010, on an amortized cost basis 83% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 11% have BBB and the remaining 6% have BB and below credit ratings. As of December 31, 2010, on an amortized cost basis 44% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 56% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2010 and 2009, we held approximately 10% and 12%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $435 million and $534 million allowance for losses as of December 31, 2010 and 2009, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	December 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$19,796	$8,608	$19,322	$8,486
Uncollateralized loans	1,467	0	1,349	0
Residential property loans	891	1	909	1
Other collateralized loans	80	0	111	0

Total commercial mortgage and other loans(1)	$22,234	$8,609	$21,691	$8,487

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate commercial and agricultural mortgage loans using a dedicated investment staff and a network of independent companies through our various regional offices. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

Uncollateralized loans primarily represent reverse dual currency loans and corporate loans which do not meet the definition of a security under authoritative accounting guidance.

Residential property loans primarily include Japanese recourse loans. Upon default of these recourse loans we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. In addition, these loans are backed by third party guarantors.

Other collateralized loans attributable to the Financial Services Businesses include $75 million and $93 million of collateralized consumer loans and $4 million and $17 million of loans collateralized by aviation assets as of December 31, 2010 and 2009, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The flow of capital to commercial real estate has improved dramatically during 2010 as the adverse market and economic conditions that began in the second half of 2007 have improved. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. In addition, the commercial banks are selectively more active and there has been an emergence of new loan origination activity by a handful of securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, resulting in a tightening on loan pricing, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans remain low and relatively stable. For certain property types, the market fundamentals are beginning to stabilize, though other property types will lag in terms of rising vacancies or falling rents. For additional information see “—Realized Investment Gains and Losses.”

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	December 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$5,845	29.5%	$2,861	33.2%	$5,744	29.7%	$2,834	33.4%
South Atlantic	4,612	23.3	1,739	20.2	4,530	23.4	1,687	19.9
Middle Atlantic	3,122	15.8	1,959	22.8	2,909	15.1	1,837	21.6
East North Central	1,607	8.1	356	4.1	1,649	8.5	448	5.3
West South Central	1,541	7.8	676	7.9	1,370	7.1	653	7.7
Mountain	1,081	5.5	358	4.2	1,070	5.6	398	4.7
New England	623	3.1	269	3.1	775	4.0	214	2.5
West North Central	516	2.6	183	2.1	563	2.9	196	2.3
East South Central	317	1.6	156	1.8	367	1.9	163	1.9

Subtotal—U.S.	19,264	97.3	8,557	99.4	18,977	98.2	8,430	99.3
Asia	224	1.1	0	0.0	11	0.1	0	0.0
Other	308	1.6	51	0.6	334	1.7	56	0.7

Total commercial and agricultural mortgage loans	$19,796	100.0%	$8,608	100.0%	$19,322	100.0%	$8,486	100.0%

	December 31, 2010				December 31, 2009
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial buildings	$4,627	23.4%	$1,910	22.2%	$4,290	22.2%	$1,861	21.9%
Retail stores	4,276	21.6	1,938	22.5	4,123	21.3	1,677	19.8
Office buildings	3,676	18.5	1,900	22.1	4,001	20.7	1,859	21.9
Apartments/Multi-family	3,004	15.2	1,321	15.3	2,881	14.9	1,376	16.2
Other	1,882	9.5	452	5.3	1,809	9.4	550	6.5
Hospitality	1,126	5.7	407	4.7	1,137	5.9	453	5.3
Agricultural properties	1,205	6.1	680	7.9	1,081	5.6	710	8.4

Total commercial and agricultural mortgage loans	$19,796	100.0%	$8,608	100.0%	$19,322	100.0%	$8,486	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% percent indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments.

As of December 31, 2010, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.72 times, and a weighted average loan-to-value ratio of 61%. As of December 31, 2010, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2010, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.79 times, and a weighted average loan-to-value ratio of 57%. As of December 31, 2010, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2010, the weighted average debt service coverage ratio was 2.16 times and the weighted average loan-to-value ratio was 60%.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial and agricultural mortgage loan portfolio, which includes an internal evaluation of the underlying collateral value. Our periodic review also includes a quality re-rating process, whereby we update the internal quality rating originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal quality rating is a key input in determining our allowance for loan losses.

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.6 billion of such loans as of December 31, 2010 and $1.1 billion of such loans as of December 31, 2009, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.2 billion and $0.4 billion of such loans as of December 31, 2010 and 2009, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2010, there are $14 million of loan-specific reserves related to these loans attributable to the Financial Services Businesses and no reserves attributable to the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2010
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—49.99%	$3,087	$630	$1,021	$812	$277	$118	$5,945
50%—59.99%	1,040	438	590	409	261	21	2,759
60%—69.99%	883	739	885	1,220	395	122	4,244
70%—79.99%	139	257	933	1,316	686	268	3,599
80%—89.99%	99	0	243	549	449	452	1,792
90%—100%	20	0	0	9	173	401	603
Greater than 100%	16	0	0	109	206	523	854

Total commercial and agricultural mortgage loans	$5,284	$2,064	$3,672	$4,424	$2,447	$1,905	$19,796

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Businesses

	December 31, 2010
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—49.99%	$1,612	$366	$754	$420	$179	$36	$3,367
50%—59.99%	317	149	345	194	50	54	1,109
60%—69.99%	306	230	449	565	175	88	1,813
70%—79.99%	105	0	435	546	449	0	1,535
80%—89.99%	34	0	0	263	105	101	503
90%—100%	0	0	0	0	86	37	123
Greater than 100%	0	0	0	30	0	128	158

Total commercial and agricultural mortgage loans	$2,374	$745	$1,983	$2,018	$1,044	$444	$8,608

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of December 31, 2010.

	December 31, 2010
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2010	$3,344	16.9%	$1,099	12.8%
2009	1,552	7.8	499	5.8
2008	3,219	16.3	1,169	13.6
2007	4,187	21.2	1,596	18.5
2006	3,076	15.5	1,021	11.9
2005 and prior	4,418	22.3	3,224	37.4

Total commercial and agricultural mortgage loans	$19,796	100.0%	$8,608	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2010.

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2011	$1,500	6.7%	$408	4.7%
Maturing in 2012	2,805	12.6	933	10.8
Maturing in 2013	2,522	11.3	783	9.1
Maturing in 2014	1,412	6.4	930	10.8
Maturing in 2015	2,293	10.3	851	9.9
Maturing in 2016	2,582	11.6	1,003	11.7
Maturing in 2017	2,496	11.2	655	7.6
Maturing in 2018	1,170	5.3	584	6.8
Maturing in 2019	596	2.7	262	3.0
Maturing in 2020	1,549	7.0	856	10.0
Maturing in 2021	671	3.0	494	5.7
Maturing in 2022 and beyond	2,638	11.9	850	9.9

Total commercial mortgage and other loans	$22,234	100.0%	$8,609	100.0%

Commercial Mortgage and Other Loan Quality

Ongoing review of the portfolio is performed and loans are placed on watch list status based on a pre-defined set of criteria, where they are assigned to one of the following categories. We place loans on early warning status in cases where, based on our analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, we believe a loss of principal or interest could occur. We classify loans as closely monitored when we determine there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans not in good standing are those loans where we have concluded that there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial mortgage loans.

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be non-performing as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define a non-performing loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above, as well as property type diversification, our past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on our actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors. The following tables set forth the aging schedule of our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses and Closed Block Businesses.

Commercial Mortgage and Other Loans—Financial Services Businesses(1)

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,627	$0	$0	$0	$0	$0	$4,627
Retail	4,213	58	0	0	5	63	4,276
Office	3,655	21	0	0	0	21	3,676
Multi-Family/Apartment	3,003	0	0	0	1	1	3,004
Hospitality	1,029	11	10	0	76	97	1,126
Other	1,829	17	0	0	36	53	1,882

Total commercial mortgage loans	18,356	107	10	0	118	235	18,591

Agricultural property loans	1,174	1	0	0	30	31	1,205
Residential property loans	847	20	3	0	21	44	891
Other collateralized loans	78	0	0	0	2	2	80
Uncollateralized loans	1,467	0	0	0	0	0	1,467

Total	$21,922	$128	$13	$0	$171	$312	$22,234

Commercial Mortgage and Other Loans—Closed Block Business(1)

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,910	$0	$0	$0	$0	$0	$1,910
Retail	1,934	4	0	0	0	4	1,938
Office	1,900	0	0	0	0	0	1,900
Multi-Family/Apartment	1,321	0	0	0	0	0	1,321
Hospitality	399	0	0	0	8	8	407
Other	436	0	0	0	16	16	452

Total commercial mortgage loans	7,900	4	0	0	24	28	7,928

Agricultural property loans	680	0	0	0	0	0	680
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,581	$4	$0	$0	$24	$28	$8,609

Commercial Mortgage and Other Loans—Financial Services Businesses and Closed Block Business(1)

	December 31, 2009
	Financial Services Businesses	Closed Block Business
	(in millions)
Current	$21,385	$8,461
Delinquent, not in foreclosure	179	13
Delinquent, in foreclosure	6	3
Restructured	121	10

Total commercial mortgage and other loans	$21,691	$8,487

(1)	December 31, 2010 balances are presented in a format consistent with the new disclosures required under the updated guidance issued by the FASB in 2010 relating to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. December 31, 2009 balances are provided consistent with the prior period’s presentation.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	December 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$410	$124	$153	$58
Addition to/(release of) allowance for losses	(78)	(22)	335	86
Charge-offs, net of recoveries	(1)	0	(81)	(20)
Change in foreign exchange	2	0	3	0

Allowance, end of period	$333	$102	$410	$124

As of December 31, 2010, the $333 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $143 million related to loan specific reserves and $190 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $410 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $162 million related to loan specific reserves and $248 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of December 31, 2010, the $102 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $85 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2009, the $124 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $13 million related to loan specific reserves and $111 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares and perpetual preferred securities, as discussed below. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Financial Services Businesses

	December 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public Equity
Perpetual preferred stocks(1)	$249	$19	$14	$254	$398	$21	$20	$399
Non-redeemable preferred stocks	9	4	0	13	10	3	1	12
Mutual fund common stocks(2)	1,592	462	0	2,054	1,394	371	0	1,765
Other common stocks	1,267	112	44	1,335	1,177	45	96	1,126

Total public equity	3,117	597	58	3,656	2,979	440	117	3,302

Private Equity
Perpetual preferred stocks(1)	449	15	16	448	432	11	39	404
Non-redeemable preferred stocks	15	0	5	10	20	32	0	52
Common stock	12	10	1	21	17	23	0	40

Total private equity(3)	476	25	22	479	469	66	39	496

Total equity	$3,593	$622	$80	$4,135	$3,448	$506	$156	$3,798

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	December 31, 2010				December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$133	$11	$4	$140	$161	$8	$11	$158
Non-redeemable preferred stocks	0	0	0	0	1	0	0	1
Common stock	2,725	759	37	3,447	2,476	496	58	2,914

Total public equity	2,858	770	41	3,587	2,638	504	69	3,073

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	6	0	0	6	6	0	0	6
Common stock	0	0	0	0	3	3	0	6

Total private equity	6	0	0	6	9	3	0	12

Total equity	$2,864	$770	$41	$3,593	$2,647	$507	$69	$3,085

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$191	$2	$829	$30
Three months or greater but less than six months	226	13	159	18
Six months or greater but less than nine months	269	19	13	1
Nine months or greater but less than twelve months	20	3	56	7
Greater than twelve months	302	18	691	59

Total	$1,008	$55	$1,748	$115

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$13	$4	$24	$6
Three months or greater but less than six months	24	8	49	13
Six months or greater but less than nine months	2	1	12	4
Nine months or greater but less than twelve months	1	1	21	5
Greater than twelve months(2)	24	11	36	13

Total	$64	$25	$142	$41

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	Includes only perpetual preferred securities as of December 31, 2010 and 2009.

The gross unrealized losses as of December 31, 2010, were primarily concentrated in the finance and public utilities sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, energy, and manufacturing sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $25 million as of December 31, 2010, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,560	$10	$2,188	$10
Three months or greater but less than six months	76	4	267	23
Six months or greater but less than nine months	107	9	8	0
Nine months or greater but less than twelve months	56	4	16	4
Greater than twelve months	32	4	109	11

Total	$2,831	$31	$2,588	$48

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	December 31, 2010		December 31, 2009
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$12	$3	$29	$8
Three months or greater but less than six months	11	3	24	10
Six months or greater but less than nine months	10	4	2	1
Nine months or greater but less than twelve months	0	0	4	2
Greater than twelve months	0	0	0	0

Total	$33	$10	$59	$21

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of December 31, 2010, were primarily concentrated in the services, manufacturing, and finance sectors compared to December 31, 2009, where the gross unrealized losses were primarily concentrated in the finance, services, and manufacturing sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $10 million as of December 31, 2010 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis and is included in “Realized investment gains (losses), net.” See Note 2 to the Consolidated Financial Statements for additional information regarding our policies around other-than-temporary impairments for equity securities. See Note 20 to the Consolidated Financial Statements for information regarding the fair value methodology used for equity securities.

Impairments of equity securities attributable to the Financial Services Businesses were $78 million and $389 million for the years ended December 31, 2010, and 2009, respectively. Impairments of equity securities attributable to the Closed Block Business were $34 million and $613 million for years ended December 31, 2010 and 2009, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$163	$361	$331	$338
Non-real estate related	1,070	1,162	816	1,049
Real estate held through direct ownership (1)	1,141	1	1,055	0
Other (2)	614	58	609	158

Total other long-term investments	$2,988	$1,582	$2,811	$1,545

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Bank of New York and Boston. For additional information regarding our holding in the Federal Home Loan Bank of New York and Boston, see Note 14 to the Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	December 31,
	2010	2009
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$2,046	$1,953
Private, available for sale, at fair value	75	49
Other trading account assets, at fair value	2,849	1,250
Equity securities, available for sale, at fair value	13	12
Commercial mortgage and other loans, at book value (1)	1,423	1,740
Other long-term investments	1,601	1,548
Short-term investments	435	1,185

Total investments	$8,442	$7,737

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
Industry(1)	AAA	AA	A	BBB	BB and below
	(in millions)
Residential Mortgage-Backed	$1,029	$8	$3	$0	$10	$1,050	$1,078
Asset-Backed Securities	204	28	2	17	26	277	299
Commercial Mortgage-Backed	149	5	0	0	7	161	167
Corporate Securities	53	66	258	89	23	489	516
U.S. Government	43	0	15	0	0	58	59
State & Municipal	0	0	1	0	0	1	1
Foreign Government	1	0	0	0	0	1	1

Total	$1,479	$107	$279	$106	$66	$2,037	$2,121

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group used in a dealer or broker capacity and derivative hedging positions used in a non-broker or non-dealer capacity. The derivative hedging positions used in a non-broker or non-dealer capacity primarily include a portfolio of derivatives primarily intended to hedge the risks related to certain products. Trading positions held by our derivatives trading operations used in a broker or dealer capacity include various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions, forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of December 31, 2010 all of which have AAA credit ratings. An additional $34 million of asset-backed securities held outside the general account as of December 31, 2010 are classified as other trading account assets, and all have AAA credit ratings.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of December 31, 2010 and December 31, 2009, the interim loans had an unpaid principal balance of $1.3 billion and $1.7 billion, respectively, and an allowance for losses or credit related market value losses totaling $168 million and $236 million, respectively. The weighted average loan-to-value ratio was 108% as of December 31, 2010 and 112% as of December 31, 2009, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.24 times as of December 31, 2010 and 1.16 times as of December 31, 2009. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of December 31, 2010, we also hold $69 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	December 31, 2010		December 31, 2009
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$8,671	$3,779	$7,828	$3,662
Trading Account Assets Supporting Insurance Liabilities	2,407	0	1,893	0
Other Trading Account Assets	103	0	136	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(1)	19,796	8,608	19,322	8,486
Real estate related joint ventures and limited partnerships(2)	163	361	331	338
Real estate held through direct ownership(3)	1,141	1	1,055	0

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$167	$0	$92	$0
Other Trading Account Assets	0	0	0	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(5)	1,420	0	1,739	0
Real estate related joint ventures and limited partnerships(2)	534	0	492	0
Real estate held through direct ownership(3)	517	0	461	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $283 million and $102 million as of December 31, 2010 and $371 million and $124 million as of December 31, 2009, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial mortgage loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $120 million and $147 million as of December 31, 2010 and 2009, respectively. Commercial mortgage loans are shown net of the allowance for losses on the statement of financial position.

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

We continue to refine our metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions. Similar to our planning and management process for liquidity, we also use a disciplined framework to ensure the availability of adequate capital under reasonably foreseeable contingencies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Business—Regulation” for information regarding the potential impact of the Dodd-Frank Act on the Company.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, we completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and certain other AIG subsidiaries pursuant to the stock purchase agreement dated September 30, 2010 with AIG. The total purchase price was approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in the assumption of third-party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities.

To partially fund the acquisition purchase price, in November 2010, Prudential Financial completed a public offering and sale of 18,348,624 shares of Common Stock and $1.0 billion of medium-term notes, resulting in aggregate proceeds of approximately $2.0 billion. The remainder of the purchase price was funded with approximately $2.2 billion of cash and short-term investments. In November 2010, the Company also terminated the $3.0 billion term loan bridge facility previously entered into at the time of signing the purchase agreement with AIG. The bridge facility was intended to be available to finance any portion of the acquisition purchase price not otherwise funded with proceeds from capital markets transactions or with other resources.

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and credit facilities, as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing our debt and the payment of declared shareholder dividends, operating expenses and capital contributions and obligations to subsidiaries.

As of December 31, 2010, Prudential Financial had cash and short-term investments of $6.672 billion, an increase of $2.842 billion from December 31, 2009. Included in the cash and short-term investments of Prudential Financial is $1.013 billion held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1.085 billion, consisting primarily of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Year Ended December 31, 2010
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,975
Net proceeds from the issuance of long-term senior debt(2)	3,221
Net proceeds from the issuance of Common Stock	970
Repayment of funding agreements from Prudential Insurance	799
Proceeds from stock-based compensation and exercise of stock options	239
Proceeds from short-term debt, net of repayments	135

Total sources	9,339

Uses:
Capital contributions to subsidiaries(3)	2,199
Shareholder dividends	575
Repayment of long-term senior debt	25
Repayment of retail medium-term notes	450
Net borrowings by subsidiaries(4)	1,755
Payment of income taxes(5)	812
Other, net	681

Total uses	6,497

Net increase in cash and short-term investments	$2,842

(1)	Includes dividends and/or returns of capital of $3.0 billion from Prudential Insurance, $470 million from Prudential Annuities Life Assurance Corporation, $205 million from international insurance and investment subsidiaries, $247 million from asset management subsidiaries and $53 million from other subsidiaries.
(2)	See “—Financing Activities.”
(3)	Includes capital contributions of $851 million to international insurance and investments subsidiaries, $498 million to asset management subsidiaries, $495 million to an investment subsidiary, $256 million to our offshore captive reinsurer, $95 million to an irrevocable trust, commonly referred to as a “rabbi trust,” which holds assets of the Company to be used to satisfy its obligation with respect to certain non-qualified retirement plans, and $4 million to other subsidiaries.
(4)	Includes net borrowings of $859 million by Pruco Reinsurance to support the capital markets hedging program related to our variable annuity products, net borrowings of $400 million and $250 million by Prudential Arizona Reinsurance Term Company and Universal Prudential Arizona Reinsurance Captive Company, respectively, funding statutory reserves required under Regulation XXX and Guideline AXXX, as discussed in more detail in “—Financing Activities,” net borrowings of $245 million by Pruco Life Insurance Company of Arizona to fund deferred acquisition costs on variable annuity products, and net borrowings of $150 million by our asset management subsidiaries. The remainder represents net repayments from other subsidiaries as well as net activity in our intercompany liquidity account described above.
(5)	Primarily represents an estimated tax payment to the Internal Revenue Service made March 15, 2010 with an extension request for Prudential Financial and its subsidiaries’ 2009 consolidated federal income tax return. This payment is driven in part by the gain on the sale of our minority joint venture interest in Wachovia Securities. Prudential Financial has also made estimated tax payments to the Internal Revenue Service for 2010 and settled certain tax liabilities and benefits for 2009 and 2010 pursuant to a tax allocation agreement with its subsidiaries.

On November 9, 2010, Prudential Financial’s Board of Directors declared an annual dividend for 2010 of $1.15 per share of Common Stock, representing an increase of approximately 64 percent from the 2009 Common Stock dividend. The table below presents declaration, record, and payment dates, as well as per share and aggregate dividend amounts, for the Common Stock dividend for the last five years.

			Dividend Amount
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(in millions, except per share data)
November 9, 2010	November 23, 2010	December 17, 2010	$1.15	$564
November 10, 2009	November 24, 2009	December 18, 2009	$0.70	$327
November 11, 2008	November 24, 2008	December 19, 2008	$0.58	$246
November 13, 2007	November 26, 2007	December 21, 2007	$1.15	$521
November 14, 2006	November 27, 2006	December 21, 2006	$0.95	$453

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of December 31, 2010, the Financial Services Businesses had $38.0 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of December 31, 2010.

December 31, 2010
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$29,248
Junior subordinated debt (i.e. hybrid securities)	1,519
Capital debt	7,244

Total capital	$38,011

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of December 31, 2010, our capital debt to total capital ratio was 22.1%. The terms of our outstanding junior subordinated debt have certain features which result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities, which is the most restrictive treatment among the rating agencies.

Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Currently, some of our ratings are below these targets. For a description of material rating actions that have occurred from the beginning of 2010 through the date of this filing and a discussion of the potential impacts of ratings downgrades, see “—Ratings.”

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2010 and 2009, Prudential Insurance’s unassigned surplus was $4.224 billion and $5.295 billion, respectively, and it recorded applicable adjustments for cumulative unrealized investment gains of $1,499 million and $925 million, respectively. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2010 was $8.364 billion and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2010 was $1.127 billion. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s.

On May 14, 2010, Prudential Insurance paid an ordinary dividend of $2.4 billion, and on November 23, 2010, it paid an extraordinary dividend of $600 million. Also in 2010, Prudential Annuities Life Assurance Corporation paid an ordinary dividend of $330 million and an extraordinary dividend of $140 million. These dividends were ultimately received by Prudential Financial.

As a result of Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. In 2010, The Prudential Life Insurance Company, Ltd., or Prudential of Japan, for which the payment of dividends is subject to regulatory limitations pursuant to statutory accounting principles, paid a dividend of ¥9 billion, or approximately $110 million, to Prudential Holdings of Japan, Inc., some of which was used to fund a portion of the purchase price for the acquisition of the Star and Edison Businesses. The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint. The ability of each of our subsidiaries to pay dividends in 2011 depends on market conditions and other factors.

See “Liquidity and Capital Resources of Subsidiaries” below for additional details on the liquidity of our domestic insurance subsidiaries, international insurance subsidiaries and asset management subsidiaries.

Alternative Sources of Liquidity

Prudential Financial maintains an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to bank facilities, as discussed under “—Credit Facilities,” as well as the alternative sources of liquidity described below.

Commercial Paper Programs

Prudential Financial has a commercial paper program, the authorized capacity of which was reduced from $5.0 billion to $3.0 billion as of June 30, 2010. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and to provide short-term liquidity at Prudential Financial. As of December 31, 2010, Prudential Financial’s outstanding commercial paper borrowings were $283 million, representing an increase of $137 million from December 31, 2009. As of December 31, 2010, the weighted average maturity of Prudential Financial’s outstanding commercial paper was 43 days, of which 15% was overnight. The daily average commercial paper outstanding during 2010 under this program was $222 million. The weighted average interest rate on these borrowings was 0.42% and 1.61% for the years ended December 31, 2010 and 2009, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, the authorized capacity of which was reduced from $12.0 billion to $7.0 billion as of June 30, 2010. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. As of December 31, 2010, Prudential Funding’s outstanding commercial paper borrowings were $874 million, representing an increase of $144 million from December 31, 2009. As of December 31, 2010, the weighted average maturity of Prudential Funding’s outstanding commercial paper was 31 days, of which 30% was overnight. The majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding during 2010 under this program was $985 million. The weighted average interest rates on these borrowings were 0.31% and 0.77% for the years ended December 31, 2010 and 2009, respectively.

Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

While we continue to consider commercial paper one of our alternative sources of liquidity due to the low cost and efficient financing it provides, we have significantly reduced our reliance on commercial paper to fund our operations, and have developed plans that would enable us to further reduce, or if necessary eliminate, our commercial paper borrowings by accessing other sources of liquidity.

As of December 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.1 billion. These facilities can be used as backup liquidity for our commercial paper programs or for other general corporate purposes. There were no outstanding borrowings under these facilities as of December 31, 2010 or as of the date of this filing. For a further discussion of these lines of credit, see “—Credit Facilities.”

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

As of December 31, 2010, our Financial Services Businesses had liabilities totaling $4.172 billion under such programs, including $2.557 billion representing securities sold under agreements to repurchase, $1.614 billion representing cash collateral for loaned securities and $1 million representing securities sold but not yet purchased. Of the $4.172 billion for the Financial Services Businesses as of December 31, 2010, $2.581 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 14 days. The daily weighted average outstanding under such programs during 2010 was $4.678 billion. As of December 31, 2009, our Financial Services Businesses had liabilities totaling $5.309 billion under such programs. In addition, as of December 31, 2010, our Financial Services Businesses had outstanding mortgage dollar rolls under which we are committed to repurchase $36 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of December 31, 2010, our Closed Block Business had liabilities totaling $3.885 billion under such programs, including $3.328 billion representing securities sold under agreements to repurchase and $557 million representing cash collateral for loaned securities. Of the $3.885 billion for the Closed Block Business as of December 31, 2010, $2.446 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 24 days. The daily weighted average outstanding under such programs during 2010 was $3.969 billion. As of December 31, 2009, our Closed Block Business had liabilities totaling $3.888 billion under such programs. In addition, as of December 31, 2010, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $68 million of TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of December 31, 2010, our domestic insurance entities had assets eligible for the lending program of $79.4 billion, of which $7.6 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2010, we believe approximately $25.5 billion of the remaining eligible assets are readily lendable, of which approximately $17.2 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

NJDOBI previously permitted Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets; however, since we elected not to seek an extension, this limitation reset to 5% effective January 1, 2011. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 5% limitation equates to a maximum amount of pledged assets of $7.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.2 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of December 31, 2010, we had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of December 31, 2010.

As of December 31, 2010, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. FHLBNY advances declined $1.0 billion from December 31, 2009, reflecting the repayment at maturity of $1.0 billion of advances in June and the refinancing of $1.0 billion of advances in December. The June repayment at maturity was funded through the repayment of an affiliate loan (which was replaced by a loan from Prudential Financial) and with available cash. As of December 31, 2010, $650 million of the outstanding FHLBNY proceeds were used to support the operating needs of our businesses, and $350 million were used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of December 31, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of December 31, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Pursuant to the documentation for the disposition of our property and casualty operations completed in 2003, we were required to deposit cash or securities into a trust for the purpose of securing insurance liabilities that were to have been transferred to Prudential Insurance following completion of the disposition but that have not been so transferred. In June 2010, we deposited securities which, as of December 31, 2010, have a market value of $577 million. The deposit of these assets was not a material liquidity event for Prudential Insurance.

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

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,505	47%	$38,078	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	21,105	26	20,570	26
At market value	1,876	2	1,598	2
At contract value, less surrender charge of 5% or more	2,471	3	4,166	5

Subtotal	62,957	78	64,412	80
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,404	22	16,382	20

Total annuity reserves and deposit liabilities	$80,361	100%	$80,794	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the perceived value of these guarantee features to policyholders as a result of market declines in recent years. Annuity benefits and guaranteed investment withdrawals under group annuity contracts are generally not subject to early withdrawal. Gross account withdrawals for our domestic insurance operations’ products were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of December 31, 2010 and 2009, our domestic insurance operations had liquid assets of $138.5 billion and $134.3 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $5.8 billion and $11.1 billion as of December 31, 2010 and 2009, respectively. As of December 31, 2010, $116.7 billion, or 90.5%, of the fixed maturity investments that are not designated as held-to-maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $12.2 billion, or 9.5%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, RBC for Prudential Insurance was approximately 530%, which exceeded the minimum levels required by applicable insurance regulations. In addition, all of our other domestic life insurance subsidiaries have RBC ratios that exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, we changed the focus of our capital hedge program from the equity price risk associated with our annuities business to a broader view of equity market exposure of the statutory capital of the Company as a whole. In the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” and entered into equity index-linked derivative transactions that are designed to mitigate the impact on statutory capital of a severe equity market stress event. The program now focuses on tail risk rather than general equity market declines in order to protect our capital in a more cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through our hedging programs, as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” In our living benefits hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds, which support these living benefits, are invested in assets that contain risk. Consistent with sound risk management practices we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. As part of our capital planning and management process, we use a disciplined framework to ensure the availability of adequate capital under reasonably foreseeable contingencies, including potentially adverse outcomes resulting from our hedging strategy.

We reinsure variable annuity living benefit guarantees to our offshore captive reinsurance company. We satisfy the reinsurance reserve credit requirements by funding statutory reserve credit trusts. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We provided additional funding to the captive reinsurance trusts of $379 million for the second quarter of 2010 to meet increased reserve credit requirements due to unfavorable equity market conditions and lower interest rates, and provided an additional $354 million for the third quarter of 2010 due to an update of actuarial assumptions based on an annual review, most notably a decrease in expected future lapse rates, partially offset by favorable equity market conditions. Due to favorable equity market conditions and higher interest rates in the fourth quarter of 2010, our need to fund the captive reinsurance trusts has declined by $1,255 million.

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2010 and 2009, our international insurance subsidiaries had total general account insurance-related liabilities (other than dividends payable to policyholders) of $84.4 billion and $74.0 billion, respectively. Of those amounts, $44.2 billion and $41.1 billion, respectively, were associated with Gibraltar Life.

A special dividend was payable to certain Gibraltar Life policyholders based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The first special dividend was paid in 2005 and the final special dividend was payable generally on the next anniversary of the issue date of each applicable insurance policy, beginning in April 2009. In 2010, Gibraltar Life made distributions to policyholders of $129 million in payment of the 2009 special dividend liability, primarily in the form of additional policy values, and to a lesser extent in cash. The liability related to the special dividend was fully paid as of June 30, 2010.

On February 1, 2011, we completed our acquisition of the Star and Edison Businesses. Gibraltar Life and Prudential of Japan each contributed $400 million to the payment of the acquisition purchase price, with the remaining funding provided by Prudential Financial and other subsidiaries. Although these contributions will reduce local solvency margin ratios in Gibraltar Life and Prudential of Japan, the solvency margins for these companies remain in excess of our targets. See below for additional information regarding solvency margin requirements. The contributions did not materially impact Gibraltar Life’s or Prudential of Japan’s liquidity as their investment portfolios were positioned to provide the funding.

Star and Edison solvency margin ratios at acquisition are estimated to be in excess of our solvency margin targets and will continue to be managed to capitalization levels consistent with our “AA” ratings targets. We believe the liquidity profiles of Star and Edison are sufficient to meet their obligations, including under reasonably foreseeable stress scenarios.

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges were 20% in the first year and decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd.

As of December 31, 2010 and 2009, Prudential of Japan had $32.2 billion and $26.2 billion, respectively, of general account insurance-related liabilities, other than dividends to policyholders. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2010 and 2009. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2010 and 2009, our international insurance subsidiaries had cash and short-term investments of $3.2 billion and $2.2 billion, respectively, as well as fixed maturity investments, other than those designated as held to maturity, with fair values of $69.3 billion and $58.2 billion, respectively. As of December 31, 2010, $68.3 billion, or 99%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were considered high or highest quality based on NAIC or equivalent rating, of which $33.8 billion and $25.2 billion were associated with Gibraltar Life and Prudential of Japan, respectively. The remaining $1.0 billion, or 1%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating, of which $0.7 billion and $0.3 billion were associated with Gibraltar Life and Prudential of Japan, respectively. In addition, of the $68.3 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality based on NAIC or equivalent rating, $50.6 billion, or 74%, were invested in government or government agency bonds. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes are effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose prior to that date both the old and new solvency margin calculations. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements and our internal targets, it is possible that a reduction in our reported ratios arising from changes in the calculation requirements could affect customer perception of our financial strength. The capital requirements in Korea and Taiwan are also undergoing change.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2010, Prudential Financial funded $158 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of December 31, 2010, the market value of the internal hedges was a liability of $1,304 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of December 31, 2010, the $1,304 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2010, Prudential Financial paid $171 million of net cash flows for international insurance related external hedge settlements. As of December 31, 2010, the net liability related to external foreign currency hedges was $540 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During the second quarter of 2009, we terminated our hedges of the U.S. GAAP equity exposure of our Korean operations due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from a strengthening Korean won. For similar reasons, during the third quarter of 2010, we also terminated our hedges of the U.S. GAAP equity exposure for all other foreign operations, excluding our Japan and Taiwan insurance operations.

In our international investments operations, liquidity is provided through asset management fees as well as commission revenue. The principal uses of liquidity include general and administrative expenses and distributions of dividends and returns of capital. As with our domestic operations, the primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe cash flows from our international investments subsidiaries are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

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

The principal sources of liquidity for our fee-based asset management businesses include asset management fees and commercial mortgage servicing fees. The principal uses of liquidity include general and administrative expenses and distribution of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based asset management businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our proprietary investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. The global economic recession experienced during 2008 and 2009 increased the liquidity risks associated with our proprietary investments and interim loans, as the markets for certain investments, such as commercial mortgages and real estate, became less liquid. Though these markets have improved, if we needed to sell these investments, it could still take longer and the prices could be lower than prior to the global recession.

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

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $350 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of December 31, 2010.

Certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, these separate accounts enter into purchase commitments which include commitments to purchase real estate, invest in future real estate partnerships, and/or fund additional construction or other expenditures on previously-acquired real estate investments. Certain purchases of real estate are contingent on the developer’s development of the real estate according to plans and specifications outlined in a pre-sale agreement or the property achieving a certain level of leasing. Purchase commitments are typically entered into by Prudential Insurance on behalf of the particular separate account and, upon acquisition, are titled either in the name of Prudential Insurance or an LLC subsidiary formed for that purpose. In certain cases, the commitments specify that recourse on the obligation is limited to the assets of the separate account.

At December 31, 2010 and 2009, total outstanding purchase commitments were $5.3 billion and $8.7 billion, respectively. The decrease in total outstanding purchase commitments was primarily driven by debt repayments funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of December 31, 2010. Off-balance sheet commitments have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied pre-conditions of the commitments.

	Contractual Maturity Date
	2011	2012	After 2012	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$790	$217	$8	$1,015
Recourse limited to assets of separate accounts	733	74	15	822

Total Off-Balance Sheet Commitments	1,523	291	23	1,837

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	1,396	0	71	1,467
Recourse limited to assets of separate accounts	1,537	416	59	2,012

Total On-Balance Sheet Commitments	2,933	416	130	3,479

Total Commitments	$4,456	$707	$153	$5,316

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $1.0 billion. As of December 31, 2010, there were outstanding borrowings of $100 million under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account.

As of December 31, 2010, these separate account portfolios had combined gross and net asset values of $25.7 billion and $14.5 billion, respectively.

At the time of maturity of a commitment obligation, Prudential Insurance often endeavors to negotiate extensions, refinancings or other solutions with creditors. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, there is a risk that the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. To date, Prudential Insurance has not been required to provide any such funding.

As of December 31, 2010 and 2009, our asset management subsidiaries had cash and cash equivalents and short-term investments of $805 million and $646 million, respectively.

Financing Activities

Prudential Financial maintains a shelf registration statement with the SEC that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, Prudential Financial’s shelf registration statement provides for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments. Also, in accordance with these rules, the shelf registration statement has no stated issuance capacity.

In November 2010, Prudential Financial issued 18,348,624 shares of its Common Stock in a public offering at a price of $54.50 per share for gross proceeds of $1.0 billion. The proceeds from the offering, along with proceeds from the sale of $1.0 billion of medium-term notes, were used to fund a portion of the purchase price for the acquisition of the Star and Edison Businesses from AIG.

As of December 31, 2010 and 2009, total short- and long-term debt of the Company on a consolidated basis was $25.6 billion and $24.2 billion, respectively, which as shown below, includes $17.6 billion and $14.7 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of December 31:

	2010	2009
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$283	$146
Floating rate convertible senior notes	0	2
Current portion of long-term debt	486	55

Total general obligation short-term debt	769	203

General obligation long-term debt:
Senior debt	12,654	9,725
Junior subordinated debt (hybrid securities)	1,519	1,518
Retail medium-term notes	2,668	3,222

Total general obligation long-term debt	16,841	14,465

Total borrowings	$17,610	$14,668

The following table presents, as of December 31, 2010, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- term Notes
	(in millions)
2012	$850	$0	$103
2013	1,600	0	165
2014	1,500	0	79
2015	2,150	0	81
2016 and thereafter	6,554	1,519	2,240

Total	$12,654	$1,519	$2,668

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, reflecting an increase in the program size by $10 billion effective June 9, 2010. As of December 31, 2010, approximately $9.4 billion remained available under the program. In 2010 Prudential Financial issued an aggregate of $3.25 billion of notes under the program, as follows: in January we issued $500 million of 2.75% notes due January 2013 and $750 million of 3.875% notes due January 2015, the proceeds from which were used to replace a portion of the FHLBNY borrowing that matured in June 2010 and to make operating loans to our affiliates; in June we issued $650 million of 5.375% notes due June 2020 and $350 million of 6.625% notes due June 2040, the proceeds from which were used to purchase surplus notes from our insurance subsidiaries to support the financing of statutory reserve requirements under Regulation XXX and Guideline AXXX and to make operating loans to our affiliates; and in November we issued $500 million of 4.50% notes due November 2020 and $500 million of 6.20% notes due November 2040, the proceeds from which were used to fund a portion of the acquisition purchase price for the Star and Edison Businesses. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.21% and 5.51% for the years ended December 31, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2010, approximately $2.8 billion remained available under this program. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.74% and 5.50% for the years ended December 31, 2010 and 2009, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors, and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of December 31, 2010, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31,
	2010	2009
	(in millions)
Borrowings:
General obligation short-term debt(1)	$1,982	$3,122

General obligation long-term debt:
Senior debt	15,517	13,199
Junior subordinated debt (hybrid securities)	1,519	1,518
Surplus notes(2)	4,142	4,141
Other(3)	725	0

Total general obligation long-term debt	21,903	18,858

Total general obligations	23,885	21,980

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(4)	1,750	2,179

Total limited and non-recourse borrowing	1,750	2,179

Total borrowings(5)	25,635	24,159

Total asset-based financing	8,057	9,197

Total borrowings and asset-based financings	$33,692	$33,356

(1)	As of December 31, 2010 and 2009, includes $0.3 billion and $2.0 billion, respectively, of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

(2)	As of both December 31, 2010 and 2009, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $942 million and $941 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(4)	As of both December 31, 2010 and 2009, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(5)	Does not include $3.5 billion and $4.9 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2010 and 2009, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both December 31, 2010 and 2009. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

On September 18, 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019, with an interest rate of 5.36% per annum, that are exchangeable by the holders for shares of Prudential Financial Common Stock. See Note 14 to our Consolidated Financial Statements for more information regarding these exchangeable surplus notes. The proceeds from the sale of these surplus notes are being used for general corporate purposes at Prudential Insurance.

Total general debt obligations increased by $1.9 billion from December 31, 2009 to December 31, 2010, primarily reflecting issuances of medium-term notes and an increase in commercial paper utilized to fund loans to our affiliates, offset by the repayment of the collateralized advance with the Federal Home Loan Bank of New York and certain retail medium-term notes.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate-related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of December 31:

	2010	2009
	(in millions)
General obligations:
Capital debt(1)	$8,763	$8,453
Investment-related	9,569	9,245
Securities business-related	2,230	2,298
Specified other businesses	3,323	1,984

Total general obligations	23,885	21,980
Limited and non-recourse debt(2)	1,750	2,179

Total borrowings	$25,635	$24,159

Short-term debt	$1,982	$3,122
Long-term debt	23,653	21,037

Total borrowings	$25,635	$24,159

Borrowings of Financial Services Businesses	$23,885	$22,409
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$25,635	$24,159

(1)	Includes $1.519 billion and $1.518 billion of total outstanding junior subordinated debt as of December 31, 2010 and 2009, respectively. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both December 31, 2010 and 2009, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of December 31, 2010, the Company’s contractual maturities of its long-term debt:

Calendar Year:	Long-term Debt
(in millions)
2012	$961
2013	1,844
2014	1,659
2015	3,160
2016 and thereafter	16,029

Total	$23,653

We may, from time to time, seek to redeem or repurchase our outstanding debt securities through individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position, contractual restrictions and other factors.

The states of domicile of our domestic life insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business, including actions that are described in more detail below.

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes through 2016, if certain conditions are met (commonly referred to as XXX notes), for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain term life insurance policies. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, which may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Principal factors that impact the value of the surplus notes are mortality experience, interest rates and credit spreads. As of December 31, 2010, there have been no collateral postings made under the derivative instruments. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Total outstanding notes under this facility were $2.7 billion as of both December 31, 2010 and 2009.

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes (commonly referred to as AXXX notes) to an unaffiliated financial institution for the purpose of financing certain regulatory reserves required to be held by subsidiary life insurers in connection with the intercompany reinsurance of certain universal life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. In connection with this financing arrangement, Prudential Financial has agreed with such subsidiary that it or certain of its affiliates will make capital contributions to such subsidiary as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that requires Prudential Financial to make certain payments in the event of deterioration in the value of the surplus note. Under this credit derivative, we are required to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2010, no collateral amounts were required to be paid.

As we continue to underwrite term and universal life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. We were able to fund these reserves through 2010 primarily with the proceeds from Prudential Financial’s June 2010 medium-term note issuance. Based on current sales expectations, we believe our 2011 reserve growth could be up to $600 million. We are evaluating both internal and external solutions to fund this growth.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of December 31, 2010 and 2009, the outstanding aggregate principal amount of such notes totaled $3.5 billion and $4.9 billion, respectively, out of a total authorized amount of up to $15 billion. The decrease in outstanding aggregate principal amount of such notes is due to maturities in excess of issuances during 2010. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $302 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Credit Facilities

As of December 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4.108 billion of unsecured committed credit facilities. There were no outstanding borrowings under these credit facilities as of December 31, 2010 or as of the date of this filing. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

This $4.108 billion of committed credit facilities consists of three separate five-year credit facilities: Prudential Financial, Prudential Insurance and Prudential Funding are parties to a $698 million five-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.16 billion credit facility, of which $180 million expires in December 2011 and $1.98 billion expires in December 2012, which includes 20 financial institutions. Prudential Financial is the sole borrower party to a separate $1.25 billion five-year credit facility that expires in November 2015, which includes 21 financial institutions. Prudential Financial expects to borrow loans under the $1.25 billion facility from time to time for general corporate purposes.

These credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type. Our ability to borrow under the facilities is conditioned on the continued satisfaction of customary conditions, including, for the facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and, in the case of each of the facilities, Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth.

For the credit facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the minimum level of consolidated net worth of Prudential Financial is $12.5 billion which for this purpose is calculated as U.S. GAAP equity, excluding net unrealized gains and losses on investments. For the credit facility on which Prudential Financial is the sole borrower party, the minimum level of consolidated net worth of Prudential Financial is $19.0 billion, which for this purpose is calculated as U.S. GAAP equity, excluding accumulated other comprehensive income (loss).

As of December 31, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. Our ability to borrow under the facilities is not contingent on our credit ratings, nor subject to material adverse change clauses.

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

Requirements to post collateral or make other payments, as a result of ratings downgrades, under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2010 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $198 million as of December 31, 2010. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to the Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $14 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P, Moody’s and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, S&P, Moody’s and Fitch currently have all of the Company’s ratings on stable outlook.

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

The following is a summary of the significant changes in our ratings and rating outlooks that have occurred from the beginning of 2010 through the date of this filing.

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

Contractual Obligation

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2010. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$39,484	$3,216	$5,113	$6,821	$24,334
Operating lease obligations(2)	746	187	285	144	130
Purchase obligations:
Commitments to purchase or fund investments(3)	5,851	4,587	1,158	29	77
Commercial mortgage loan commitments(4)	2,384	1,662	671	1	50
Other liabilities:
Insurance liabilities(5)	1,112,353	39,620	66,115	71,500	935,118
Other(6)	9,364	8,720	644	0	0

Total	$1,170,182	$57,992	$73,986	$78,495	$959,709

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 23 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	As discussed in Note 23, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $1.868 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $1.015 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”
(4)	As discussed in Note 23, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.

(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and valuation of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,112 billion exceeds the corresponding liability amounts of $453 billion included in the Consolidated Financial Statements as of December 31, 2010. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, and other miscellaneous liabilities.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2010.

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

With respect to non-variable life insurance products, fixed-rate annuities, the fixed-rate accounts in our variable life insurance and annuity products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management and derivative strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements within the context of market conditions and other relative opportunities. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products. Certain products supported by general account investments also expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. In a declining or sustained low interest rate environment, our ability to achieve desired spreads can become limited by minimum guaranteed crediting rates associated with some of our variable life insurance and annuity products.

For variable annuities and variable life insurance products, excluding the fixed-rate accounts associated with these products, mutual funds and most separate accounts, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation restrictions, an automatic rebalancing element and minimum purchase age requirements, in addition to externally-purchased hedging instruments such as interest rate and equity based derivatives to help to hedge or limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 21 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 11 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with our variable annuity contracts.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each insurance entity. In certain markets, primarily outside the U.S., capital market limitations that hinder our ability to acquire assets that closely approximate the duration of some of our liabilities are considered in setting the constraint limits. As of December 31, 2010 and 2009, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We also perform portfolio stress testing as part of our U.S. regulatory cash flow for major product lines that are subject to risk from changes in interest rates. In this testing, we evaluate the impact of altering our interest-

sensitive assumptions under various adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial mortgage and other loans and policy loans. In the aggregate, the carrying value of these assets represented 78% of our consolidated assets, other than assets that we held in separate accounts, as of both December 31, 2010 and 2009.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2010 and 2009, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2010
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial assets with interest rate risk:
Fixed maturities (1)		$217,694	$202,279	$(15,415)
Commercial mortgage and other loans		33,129	31,869	(1,260)
Policy loans		12,781	11,978	(803)
Derivatives:
Swaps	$138,442	563	(1,182)	(1,745)
Futures	6,834	0	(43)	(43)
Options	23,277	516	427	(89)
Forwards	11,891	(159)	(167)	(8)
Variable annuity and other living benefit feature embedded derivatives (2)		204	1,388	1,184
Financial liabilities with interest rate risk:
Short-term and long-term debt		(27,093)	(25,049)	2,044
Debt of consolidated variable interest entities (3)		(265)	(265)	0
Investment contracts		(78,757)	(76,258)	2,499
Bank customer liabilities		(1,775)	(1,762)	13

Net estimated potential loss				$(13,623)

	As of December 31, 2009
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
		(in millions)
Financial assets with interest rate risk:
Fixed maturities (1)		$196,473	$183,631	$(12,842)
Commercial mortgage and other loans		30,693	29,553	(1,140)
Policy loans		11,837	11,142	(695)
Derivatives:
Swaps	$114,601	(259)	(1,876)	(1,617)
Futures	3,987	(1)	(100)	(99)
Options	4,809	623	534	(89)
Forwards	13,507	(15)	(26)	(11)
Variable annuity and other living benefit feature embedded derivatives(2)		(55)	534	589
Financial liabilities with interest rate risk:
Short-term and long-term debt		(24,054)	(22,284)	1,770
Debt of consolidated variable interest entities(3)		(239)	(239)	0
Investment contracts		(74,353)	(72,198)	2,155
Bank customer liabilities		(1,538)	(1,526)	12

Net estimated potential loss				$(11,967)

(1)	Includes “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The hypothetical change in fair value related to our variable annuity and other living benefit feature embedded derivatives reflects only the gross fair value change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes in fair value.
(3)	Included in “Other liabilities” together with all liabilities of consolidated variable interest entities. See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities.

The tables above do not include approximately $163 billion of insurance reserve and deposit liabilities as of December 31, 2010 and $154 billion as of December 31, 2009 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts, which are set forth in these tables.

Our net estimated potential loss in fair value as of December 31, 2010 increased $1,656 million from December 31, 2009, primarily reflecting an increase in our fixed maturity securities portfolio in 2010. The increase in our fixed maturity securities portfolio in 2010 was primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value primarily driven by a net decrease in interest rates, mainly from risk free rates.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For foreign equities we benchmark against the Tokyo Price Index, or TOPIX, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated investment equity price risk as of December 31, 2010 was $922 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.217 billion to $8.295 billion. Our estimated investment equity price risk using this methodology as of

December 31, 2009 was $809 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $8.091 billion to $7.282 billion. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder rather than by us.

In addition to equity securities, as indicated above, we hold equity-based derivatives primarily to hedge the equity price risk embedded in the living benefit features in some of our variable annuity products, as well as part of our capital hedging program described further below. As of December 31, 2010, our equity-based derivatives had notional values of $26.004 billion, and were reported at fair value as a $353 million asset, and the living benefit features accounted for as embedded derivatives were reported at fair value as a $204 million asset. As of December 31, 2009, our equity-based derivatives had notional values of $7.126 billion, and were reported at fair value as a $532 million asset, and the living benefits features accounted for as embedded derivatives were reported at fair value as a $55 million liability. Our estimated equity price risk associated with living benefit features accounted for as embedded derivatives, net of the related equity-based derivatives used in our living benefits hedging program, was a $87 million benefit as of December 31, 2010 and a $61 million benefit as of December 31, 2009, estimated based on a hypothetical 10% decline in equity benchmark market levels. The higher sensitivity level as of December 31, 2010 primarily reflects the impact of our own risk of non-performance on the embedded derivative liabilities, which does not have an offsetting impact on the hedge assets. See Note 20 to the Consolidated Financial Statements for additional information on the impact of our own risk of non-performance on the valuation of the living benefit features accounted for as embedded derivatives. In addition, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $104 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline. In 2010, we changed the focus of our capital hedge program for the equity price risk associated with our variable annuities business to a broader view of equity market exposure of the statutory capital of the Company as a whole. In the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment and entered into equity index-linked derivative transactions that are designed to mitigate the impact on statutory capital of a severe equity market stress event. The program now focuses on tail risk rather than general equity market declines in order to protect our capital in a more cost-effective manner under stress scenarios. We continue to assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2010 was a $3 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

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

•

Third, our international insurance operations may hold investments denominated in currencies other than the functional currency of those operations on an unhedged basis in addition to the aforementioned equity hedges resulting from foreign subsidiaries’ investing in U.S. dollar denominated investments. Most significantly, our Japanese operations hold U.S. dollar denominated investments in their investment portfolios in excess of our equity investment in such operations. For a discussion of our Japanese operations’ U.S. dollar denominated investment holdings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Portfolio Composition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations for Financial Services Businesses by Segment—International Insurance and Investments Division.”

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

The estimated VaR as of December 31, 2010 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $133 million, representing a hypothetical decline in fair market value of these foreign currency assets from $3.491 billion to $3.358 billion. The estimated VaR as of December 31, 2009 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $95 million, representing a hypothetical decline in fair market value of these foreign currency assets from $3.188 billion to $3.093 billion. The estimated one-month VaR as of December 31, 2010 increased driven by a reduction in our hedging activities related to our equity investment in foreign subsidiaries, primarily related to our Korean insurance subsidiary, and a higher level of exchange rate volatility experience during 2010. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95%

confidence level over a one month time horizon, was $125 million during 2010 and $114 million during 2009. The average one-month VaR for 2010 increased in comparison to 2009 due to the reduction in hedging activities discussed above and the higher level of exchange rate volatility experience during 2010. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $134 million as of December 31, 2010 and $129 million as of December 31, 2009. The increased VaR for foreign currency exchange risks primarily reflects increased volatility in exchange rates for Japanese yen and Korean won.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. We are also a party to financial instruments that may contain derivative instruments that are embedded in the financial instruments. We are exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. We manage credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review. See Note 21 to the Consolidated Financial Statements for a description of our derivative activities and credit risk as of December 31, 2010 and 2009. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts. The notional amount of derivative instruments increased $43 billion in 2010, from $137 billion as of December 31, 2009 to $180 billion as of December 31, 2010, driven by an increase in interest rate derivatives, primarily related to our variable annuity hedging activities, and an increase in investment-only, fee-based stable value products sold in our retirement segment, which are accounted for as derivatives, as well as an increase in equity-based derivatives related to our capital hedge program.

We use credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments, and purchase credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. For additional information regarding our exposure to credit derivatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Credit Derivative Exposure to Public Fixed Maturities.”

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

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $1 million as of December 31, 2010 and $2 million as of December 31, 2009. The largest component of this total VaR as of December 31, 2010 and 2009 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during both 2010 and 2009. The largest component of both periods’ total average daily VaR was related to commodities price risk.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, on January 1, 2009, the Company changed its method of determining and recording other-than-temporary impairment for debt securities, of presenting non-controlling interests, of accounting for certain convertible debt instruments, and of reflecting certain unvested share-based payments awards in computing earnings per share.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 25, 2011

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2010 and 2009 (in millions, except share amounts)

	2010	2009
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2010-$187,754; 2009- $174,251)(1)	$194,983	$175,225
Fixed maturities, held to maturity, at amortized cost (fair value: 2010-$5,477; 2009- $5,198)	5,226	5,120
Trading account assets supporting insurance liabilities, at fair value(1)	17,771	16,020
Other trading account assets, at fair value	4,225	3,033
Equity securities, available for sale, at fair value (cost: 2010-$6,469; 2009-$6,106)	7,741	6,895
Commercial mortgage and other loans (includes $364 and $479 measured at fair value under the fair value option at December 31, 2010 and 2009, respectively)(1)	31,831	31,384
Policy loans	10,667	10,146
Other long-term investments (includes $258 and $0 measured at fair value option at December 31, 2010 and 2009, respectively)(1)	6,171	5,904
Short-term investments	5,297	6,825

Total investments	283,912	260,552
Cash and cash equivalents(1)	12,915	13,164
Accrued investment income(1)	2,377	2,322
Deferred policy acquisition costs	16,435	14,578
Other assets(1)	16,439	15,513
Separate account assets(1)	207,776	174,074

Total Assets	$539,854	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$133,874	$125,707
Policyholders’ account balances	106,441	101,666
Policyholders’ dividends	3,378	1,254
Securities sold under agreements to repurchase	5,885	6,033
Cash collateral for loaned securities	2,171	3,163
Income taxes	6,353	4,014
Short-term debt	1,982	3,122
Long-term debt (includes $0 and $429 measured at fair value under the fair value option at December 31, 2010 and 2009, respectively)	23,653	21,037
Other liabilities(1)	15,413	14,404
Separate account liabilities(1)	207,776	174,074

Total liabilities	506,926	454,474

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,110,810 and 641,762,089 shares issued at December 31, 2010 and 2009, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	0	0
Additional paid-in capital	24,223	23,235
Common Stock held in treasury, at cost (176,312,047 and 179,650,931 shares at December 31, 2010 and 2009, respectively)	(11,173)	(11,390)
Accumulated other comprehensive income (loss)	2,978	(443)
Retained earnings	16,381	13,787

Total Prudential Financial, Inc. equity	32,415	25,195

Noncontrolling interests	513	534

Total equity	32,928	25,729

TOTAL LIABILITIES AND EQUITY	$539,854	$480,203

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008 (in millions, except per share amounts)

	2010	2009	2008
REVENUES
Premiums	$18,260	$16,545	$15,468
Policy charges and fee income	3,321	2,833	3,138
Net investment income	11,875	11,403	11,861
Asset management fees and other income	3,908	4,682	980
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,016)	(3,721)	(2,397)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	2,284	2,027	0
Other realized investment gains (losses), net	1,782	(1,203)	(60)

Total realized investment gains (losses), net	1,050	(2,897)	(2,457)

Total revenues	38,414	32,566	28,990

BENEFITS AND EXPENSES
Policyholders’ benefits	18,285	16,346	16,531
Interest credited to policyholders’ account balances	4,209	4,484	2,335
Dividends to policyholders’	2,189	1,298	2,218
Amortization of deferred policy acquisition costs	1,437	1,494	1,424
General and administrative expenses	7,872	7,392	7,708

Total benefits and expenses	33,992	31,014	30,216

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,422	1,552	(1,226)

Income taxes:
Current	(355)	(107)	218
Deferred	1,665	53	(735)

Total income tax expense (benefit)	1,310	(54)	(517)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,112	1,606	(709)
Equity in earnings of operating joint ventures, net of taxes	84	1,523	(447)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,196	3,129	(1,156)
Income (loss) from discontinued operations, net of taxes	10	(39)	75

NET INCOME (LOSS)	3,206	3,090	(1,081)
Less: Income (loss) attributable to noncontrolling interests	11	(34)	36

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$3,195	$3,124	$(1,117)

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$5.80	$7.77	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.02	(0.09)	0.17

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$5.82	$7.68	$(2.53)

Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$5.73	$7.72	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.02	(0.09)	0.17

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$5.75	$7.63	$(2.53)

Dividends declared per share of Common Stock	$1.15	$0.70	$0.58

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$222.00	$(165.00)	$(16.00)
Income from discontinued operations, net of taxes	0.50	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$222.50	$(165.00)	$(16.00)

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2010, 2009 and 2008 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$6	$20,945	$11,809	$(9,693)	$447	$23,514	$409	$23,923
Common Stock acquired				(2,161)		(2,161)		(2,161)
Contributions from noncontrolling interests							61	61
Distributions to noncontrolling interests							(31)	(31)
Consolidations/deconsolidations of noncontrolling interests		0				0	(129)	(129)
Stock-based compensation programs		15	(21)	199		193		193
Dividends declared on Common Stock			(246)			(246)		(246)
Dividends declared on Class B Stock			(19)			(19)		(19)
Impact on Company’s investment in Wachovia Securities due to addition of A.G Edwards business, net of tax(2)		1,041				1,041		1,041
Cumulative effect of changes in accounting principles, net of taxes			20			20		20
Comprehensive income:
Net income			(1,117)			(1,117)	36	(1,081)
Other comprehensive income (loss), net of tax					(7,790)	(7,790)	5	(7,785)

Total comprehensive income (loss)						(8,907)	41	(8,866)

Balance, December 31, 2008	6	22,001	10,426	(11,655)	(7,343)	13,435	351	13,786
Common Stock issued		1,391				1,391		1,391
Contributions from noncontrolling interests							277	277
Distributions to noncontrolling interests							(31)	(31)
Consolidations/deconsolidations of noncontrolling interests		(63)				(63)	(22)	(85)
Stock-based compensation programs		15	(76)	265		204		204
Dividends declared on Common Stock			(327)			(327)		(327)
Dividends declared on Class B Stock			(19)			(19)		(19)
Impact on Company’s investment in Wachovia Securities due to addition of A.G Edwards business, net of tax(2)		(109)				(109)		(109)
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes			659		(659)	0		0
Comprehensive income:
Net income			3,124			3,124	(34)	3,090
Other comprehensive income (loss), net of tax					7,559	7,559	(7)	7,552

Total comprehensive income (loss)						10,683	(41)	10,642

Balance, December 31, 2009	6	23,235	13,787	(11,390)	(443)	25,195	534	25,729
Common Stock issued		970				970		970
Contributions from noncontrolling interests						0	7	7
Distributions to noncontrolling interests						0	(53)	(53)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		20	(18)	217		219		219
Dividends declared on Common Stock			(564)			(564)		(564)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,195			3,195	11	3,206
Other comprehensive income (loss), net of tax					3,421	3,421	15	3,436

Total comprehensive income (loss)						6,616	26	6,642

Balance, December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928

(1)	Class B Stock is not presented as the amounts are immaterial.
(2)	See Note 7.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008 (in millions)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,206	$3,090	$(1,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,050)	2,897	2,457
Policy charges and fee income	(976)	(1,152)	(1,043)
Interest credited to policyholders’ account balances	4,209	4,484	2,335
Depreciation and amortization	(104)	175	717
(Gains) losses on trading account assets supporting insurance liabilities, net	(501)	(1,601)	1,706
Gain on sale of joint venture in Wachovia Securities	0	(2,247)	0
Change in:
Deferred policy acquisition costs	(1,654)	(1,277)	(879)
Future policy benefits and other insurance liabilities	4,475	2,524	2,749
Other trading account assets	(644)	45	1,388
Income taxes	(1,133)	1,101	(537)
Other, net	714	(2,199)	3,043

Cash flows from operating activities	6,542	5,840	10,855

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	28,561	42,221	81,946
Fixed maturities, held to maturity	470	378	245
Trading account assets supporting insurance liabilities and other trading account assets	39,150	38,782	27,272
Equity securities, available for sale	2,485	2,246	3,326
Commercial mortgage and other loans	4,379	3,767	3,024
Policy loans	1,714	1,688	1,916
Other long-term investments	1,071	1,160	2,317
Short-term investments	20,896	25,905	38,080
Payments for the purchase/origination of:
Fixed maturities, available for sale	(38,213)	(42,911)	(86,923)
Fixed maturities, held to maturity	(199)	(1,122)	(38)
Trading account assets supporting insurance liabilities and other trading account assets	(39,744)	(40,085)	(28,905)
Equity securities, available for sale	(2,461)	(1,665)	(3,707)
Commercial mortgage and other loans	(4,760)	(2,755)	(5,731)
Policy loans	(1,547)	(1,593)	(1,738)
Other long-term investments	(824)	(1,018)	(2,794)
Short-term investments	(19,922)	(26,876)	(38,644)
Proceeds from sale of joint venture in Wachovia Securities	0	4,500	0
Other, net	422	(193)	(351)

Cash flows from (used in) investing activities	(8,522)	2,429	(10,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	22,271	23,464	34,175
Policyholders’ account withdrawals	(22,176)	(26,187)	(23,105)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(863)	(2,677)	(5,948)
Proceeds from the issuance of Common Stock	970	1,391	0
Cash dividends paid on Common Stock	(556)	(328)	(298)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	684	(4,566)	(2,809)
Common Stock acquired	0	0	(2,161)
Common Stock reissued for exercise of stock options	98	64	105
Proceeds from the issuance of debt (maturities longer than 90 days)	4,561	5,314	11,781
Repayments of debt (maturities longer than 90 days)	(3,738)	(7,130)	(7,875)
Excess tax benefits from share-based payment arrangements	12	2	24
Other, net	369	251	(149)

Cash flows from (used in) financing activities	1,613	(10,421)	3,721

Effect of foreign exchange rate changes on cash balances	118	288	97
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(249)	(1,864)	3,968
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,164	15,028	11,060

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,915	$13,164	$15,028

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$893	$(109)	$508

Interest paid	$1,197	$1,181	$1,468

NON-CASH TRANSACTIONS DURING THE YEAR
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$0	$(109)	$1,041
Treasury Stock shares issued for stock-based compensation programs	$74	$100	$95

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2010, and 2009, include Gibraltar Life’s assets and liabilities as of November 30, 2010 and 2009, respectively, and for the years ended December 31, 2010, 2009 and 2008, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2010, 2009 and 2008, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

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

As discussed under “Share-Based Payments” above, the Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company reflects in assumed proceeds, based on application of the treasury stock method, the excess tax benefits that would be recognized in additional paid-in capital upon exercise or release of the award.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions used in a non-broker or non-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Other collateralized loans primarily include

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

senior loans made by the Company’s international insurance businesses and loans made to the Company’s real estate franchisees. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for sale which are reported at the lower of cost or fair market value; loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses; and loans reported at fair value under the fair value option. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 4 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on impaired loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When a loan is deemed to be impaired, any accrued but uncollectible interest on the impaired loan and other loans backed by the same collateral, if any, is charged to interest income in the period the loan is deemed to be impaired. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining our allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural loan portfolio, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 4 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

Loans backed by residential properties, other collateralized loans, and uncollateralized loans are also reviewed periodically. Each loan is assigned an internal or external credit rating. Internal credit ratings take into consideration various factors including financial ratios and qualitative assessments based on non-financial information. In cases where there are personal or third party guarantors, the credit quality of the guarantor is also reviewed. These factors are used in developing the allowance for losses. Based on the diversity of the loans in these categories and their immateriality, the Company has not disclosed the credit quality indicators related to these loans in Note 4.

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, default probability and loss severity factors by property type. Historical credit migration, default and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses and changes in value for loans accounted for under the fair value option. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

The Company’s available for sale and held to maturity securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available for sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria or the foreign currency loss is not expected to be recovered before maturity, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of this guidance in 2009, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits, anticipated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. In addition to the gross profit components previously mentioned, we also include the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate-, bank- and trust-owned life insurance contracts, acquisition costs are deferred and amortized in proportion to lives insured. For group and individual long-term care contracts, acquisition expenses are deferred and amortized in proportion to gross premiums. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Other Assets and Other Liabilities

Other assets consist primarily of prepaid pension benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired, goodwill and other intangible assets, deferred sales inducements, the Company’s investments in operating joint ventures, which include the Company’s indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”) and prior to its sale on December 31, 2009 included the Company’s investment in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), property and equipment, reinsurance recoverables, receivables resulting from sales of securities that had not yet settled at the balance sheet date, and relocation real estate assets and receivables. Other liabilities consist primarily of trade payables, broker-dealer related payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA is determined by estimating the net present value of future cash flows from contracts in force in the acquired business at the date of acquisition. VOBA includes an explicit adjustment to reflect the cost of capital invested in the business. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. For acquired traditional insurance contracts, future positive cash flows generally include net premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and living benefit provisions, including the performance of hedging programs for embedded derivatives. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional insurance contracts, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of VOBA is amortized based on estimated gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in estimated gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised. See Note 8 for additional information regarding VOBA.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

The Company offers various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 11 for additional information regarding sales inducements.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected, the components of which are discussed more fully in Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies and, as of December 31, 2009, also included special dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001. The special dividends payable to the policyholders of Gibraltar Life were based on 70% of the net increase in the fair value, through March 2009, of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. The liability related to the special dividend was fully paid as of June 30, 2010. As of December 31, 2009, this dividend liability was $151 million.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Asset Management Fees and Other Income

“Asset management fees and other income” principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement. Certain performance based incentive fees are also subject to future adjustment based on cumulative fund performance in relation to these specified benchmarks.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used in a non-dealer or non-broker capacity in insurance, investment and international businesses, and treasury operations, to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of non-dealer or non-broker related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Long-term debt included, as of December 31, 2009, funding received from the Federal Reserve Bank of New York on a non-recourse basis to finance the purchase of eligible asset-backed securities under the Term Asset-Backed Securities Loan Facility, recorded at fair value under the fair value option. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term items the Company intends to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The required disclosures are included above and in Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ending March 31, 2011. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective, and the Company will provide these disclosures, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 20. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance provides clarification on how to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company adopted this guidance effective with the annual reporting period ended December 31, 2009, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

In June 2008, the FASB revised the authoritative guidance for earnings per share for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, and must be applied retrospectively to all EPS data presented. The Company’s adoption of this guidance effective January 1, 2009 reduced both basic earnings per share of Common Stock and diluted earnings per share of Common Stock for the year ended December 31, 2008 by $0.01.

In May 2008, the FASB revised the authoritative guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new guidance, which is effective for fiscal years and interim periods beginning after December 15, 2008 and must be applied retrospectively, addresses the accounting for certain convertible debt instruments including those that have been issued by the Company. It requires bifurcation of the instrument into a debt component that is initially recorded

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity within additional paid-in capital. The liability component of the debt instrument is accreted to par using the effective yield method, with the accretion being reported as a component of interest expense. Bond issuance costs are allocated to the debt and equity components in proportion to the debt proceeds. The Company’s adoption of this guidance effective January 1, 2009, reduced net income for the year ended December 31, 2008 by $44 million, or $0.10 per share of Common Stock, on both a basic and diluted basis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

on the circumstances. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but may have an effect on the accounting for future business combinations.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. This guidance changes the accounting for minority interests, which are recharacterized as noncontrolling interests and classified by the parent company as a component of equity. Upon adoption, this guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests and prospective adoption for all other requirements. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations, but did affect financial statement presentation and disclosure. Noncontrolling interests, previously reported as a liability, are now required to be reported as a separate component of equity on the statement of financial position, and totaled $351 million at December 31, 2008. In addition, income attributable to the noncontrolling interests, which was previously reported as an expense in general and administrative expenses and reflected within income from continuing operations is now reported as a separate amount below net income, and totaled $36 million for the year ended December 31, 2008.

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

Future Adoption of New Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance that modifies the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In December 2010, the FASB issued authoritative guidance that specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance expands the supplemental pro forma disclosures required for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

December 15, 2010. The Company will adopt this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company is currently assessing the impact of this guidance on the Company’s financial statement disclosures.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co, Ltd., pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was approximately $4.8 billion, comprised of approximately $4.2 billion in cash and $0.6 billion in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan. Prudential Financial intends to make a Section 338 election under the Internal Revenue Code with respect to the acquisition resulting in the acquired entities to be treated for U.S. tax purposes as newly-incorporated companies.

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

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. On January 25, 2008, the Company acquired the remaining 20 percent for $90 million. In February 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise its Korean asset management operations. This transaction closed on June 1, 2010 and the results of these operations are now reflected in discontinued operations. See below for a further discussion of the sale of these operations.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2010	2009	2008
	(in millions)
Korean asset management operations(1)	$37	$17	$87
Equity sales, trading and research operations(2)	1	3	(1)
Real estate investments sold or held for sale(3)	7	22	42
Mexican asset management operations(4)	6	12	(13)
International securities operations(5)	(1)	(1)	(1)
Healthcare operations(6)	1	0	2

Income from discontinued operations before income taxes	51	53	116
Income tax expense	41	92	41

Income (loss) from discontinued operations, net of taxes	$10	$(39)	$75

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $79 million and $89 million, respectively, at December 31, 2010 and $937 million and $556 million, respectively, at December 31, 2009.

(1)

In the first quarter of 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprise the Company’s Korean asset management operations. This transaction closed in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

the second quarter of 2010. Included within the table above for the year ended December 31, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million. Income tax expense reflected above for the year ended December 31, 2009 include net tax expenses associated with the change in repatriation assumption of the earnings in these operations. Included in this net tax expense for the year ended December 31, 2009 is a tax benefit that was related to January 1, 2009 balances that were recorded in Other Comprehensive Income and for which the pre-tax losses were not recorded until 2010.

(2)	In the second quarter of 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007.
(3)	Reflects the income or loss from discontinued real estate investments, primarily related to gains recognized on the sale of real estate properties.
(4)	In the second quarter of 2009, the Company entered into an agreement to sell its mutual fund and banking operations in Mexico. This transaction closed in the fourth quarter of 2009. Included within the table above for the years ended December 31, 2010 and 2009 are $6 million and $8 million, respectively of pre-tax gains recorded in connection with the sale of this business.
(5)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group, Inc.
(6)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2010 and 2008. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,930	$663	$295	$11,298	$0
Obligations of U.S. states and their political subdivisions	2,254	43	66	2,231	0
Foreign government bonds	47,414	2,920	95	50,239	0
Corporate securities	93,703	6,503	1,989	98,217	(30)
Asset-backed securities(1)	12,459	214	1,682	10,991	(1,413)
Commercial mortgage-backed securities	11,443	663	69	12,037	1
Residential mortgage-backed securities(2)	9,551	491	72	9,970	(13)

Total fixed maturities, available for sale	$187,754	$11,497	$4,268	$194,983	$(1,455)

Equity securities, available for sale	$6,469	$1,393	$121	$7,741

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $606 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,199	$84	$0	$1,283	$0
Corporate securities	1,059	12	67	1,004	0
Asset-backed securities(1)	1,179	48	1	1,226	0
Commercial mortgage-backed securities	475	106	0	581	0
Residential mortgage-backed securities(2)	1,314	69	0	1,383	0

Total fixed maturities, held to maturity	$5,226	$319	$68	$5,477	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,254	$384	$370	$8,268	$0
Obligations of U.S. states and their political subdivisions	1,389	28	42	1,375	0
Foreign government bonds(4)	40,627	1,569	142	42,054	0
Corporate securities(4)	89,083	4,357	2,739	90,701	(43)
Asset-backed securities(1)	12,587	155	2,504	10,238	(1,716)
Commercial mortgage-backed securities	11,036	202	220	11,018	1
Residential mortgage-backed securities(2)	11,275	428	132	11,571	(11)

Total fixed maturities, available for sale	$174,251	$7,123	$6,149	$175,225	$(1,769)

Equity securities, available for sale	$6,106	$1,014	$225	$6,895

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $540 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,058	$25	$1	$1,082	$0
Corporate securities	876	1	126	751	0
Asset-backed securities(1)	1,112	16	3	1,125	0
Commercial mortgage-backed securities	460	104	0	564	0
Residential mortgage-backed securities(2)	1,614	65	3	1,676	0

Total fixed maturities, held to maturity	$5,120	$211	$133	$5,198	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2010, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$6,401	$6,459	$0	$0
Due after one year through five years	36,171	37,497	0	0
Due after five years through ten years	37,292	39,320	256	262
Due after ten years	74,437	78,709	2,002	2,025
Asset-backed securities	12,459	10,991	1,179	1,226
Commercial mortgage-backed securities	11,443	12,037	475	581
Residential mortgage-backed securities	9,551	9,970	1,314	1,383

Total	$187,754	$194,983	$5,226	$5,477

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2010	2009	2008
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$11,214	$23,390	$69,536
Proceeds from maturities/repayments	17,346	18,182	12,308
Gross investment gains from sales, prepayments, and maturities	714	1,025	1,062
Gross investment losses from sales and maturities	(226)	(535)	(763)
Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$378	$245
Proceeds from maturities/repayments	470	0	0
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(732)	$(1,694)	$(2,397)
Writedowns for impairments on equity securities	(112)	(1,002)	(1,202)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31,
	2010	2009
	(in millions)
Balance, beginning of period	$1,752	$0
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	0	658
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(340)	(262)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(336)	(24)
Credit loss impairment recognized in the current period on securities not previously impaired	154	665
Additional credit loss impairments recognized in the current period on securities previously impaired	228	718
Increases due to the passage of time on previously recorded credit losses	97	40
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(62)	(43)

Balance, end of period	$1,493	$1,752

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$697	$697	$725	$725

Fixed maturities:
Corporate securities	9,581	10,118	9,202	9,502
Commercial mortgage-backed securities	2,352	2,407	1,899	1,893
Residential mortgage-backed securities(1)	1,350	1,363	1,434	1,432
Asset-backed securities(2)	1,158	1,030	1,022	857
Foreign government bonds	567	569	508	517
U.S. government securities	467	448	169	159

Total fixed maturities	15,475	15,935	14,234	14,360

Equity securities	1,156	1,139	1,033	935

Total trading account assets supporting insurance liabilities	$17,328	$17,771	$15,992	$16,020

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $415 million, $1,794 million and $(1,633) million during the years ended December 31, 2010, 2009 and 2008, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” at December 31:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$5	$5

Fixed maturities:
Asset-backed securities	706	661	1,043	991
Residential mortgage-backed securities	301	181	287	158
Corporate securities	319	318	345	359
Commercial mortgage-backed securities	144	103	239	136
U.S. government authorities and agencies and obligations of U.S. states	212	214	90	95
Foreign government bonds	25	25	23	24

Total fixed maturities	1,707	1,502	2,027	1,763
Other(1)	16	20	25	29
Equity securities	548	561	456	471

Subtotal	$2,274	$2,086	$2,513	$2,268

Derivative instruments		2,139		765

Total other trading account assets	$2,274	$4,225	$2,513	$3,033

(1)	Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $57 million, $101 million and $(450) million during the years ended December 31, 2010, 2009 and 2008, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of December 31, 2010 and 2009, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$38,647	$40,752	$33,393	$34,449
Fixed maturities, held to maturity	1,199	1,283	1,058	1,082
Trading account assets supporting insurance liabilities	418	424	361	368
Other trading account assets	23	24	22	23
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$40,287	$42,483	$34,834	$35,922

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$3,963	$4,238	$3,284	$3,280
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	1	2	1	1
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$3,981	$4,258	$3,302	$3,299

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows at December 31:

	2010		2009
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office buildings	$5,803	19.5%	$6,115	20.7%
Retail stores	6,388	21.4	6,012	20.3
Apartments/Multi-Family	5,140	17.2	5,214	17.6
Industrial buildings	6,576	22.1	6,223	21.1
Hospitality	1,584	5.3	1,673	5.7
Other	2,440	8.2	2,510	8.5

Total commercial mortgage loans	27,931	93.7	27,747	93.9
Agricultural property loans	1,893	6.3	1,800	6.1

Total commercial mortgage and agricultural loans	29,824	100.0%	29,547	100.0%

Valuation allowance	(505)		(642)

Total net commercial mortgage and agricultural loans	29,319		28,905

Other loans
Uncollateralized loans	1,468		1,350
Residential property loans	891		910
Other collateralized loans	223		275

Total other loans	2,582		2,535
Valuation allowance	(70)		(56)

Total net other loans	2,512		2,479

Total commercial mortgage and other loans(1)	$31,831		$31,384

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (24%), New York (10%) and Texas (7%) at December 31, 2010.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	2010	2009	2008
	(in millions)
Allowance for losses, beginning of year	$698	$332	$173
Addition to / (release of) allowance for losses	(107)	468	155
Charge-offs, net of recoveries	(18)	(105)	(1)
Change in foreign exchange	2	3	5

Allowance for losses, end of year	$575	$698	$332

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of December 31, 2010:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$264	$0	$0	$20	$16	$300
Ending Balance: collectively evaluated for impairment	233	8	17	0	17	275
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$497	$8	$17	$20	$33	$575

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,279	$39	$0	$147	$36	$2,501
Ending balance gross of reserves: collectively evaluated for impairment	25,652	1,854	891	76	1,432	29,905
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending balance, gross of reserves	$27,931	$1,893	$891	$223	$1,468	$32,406

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, 2010 are as follows:

Impaired Commercial Mortgage and Other Loans

	As of December 31, 2010
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0
Retail	0	0	0
Office	0	0	0
Apartments/Multi-Family	0	0	0
Hospitality	64	64	0
Other	0	0	0

Total commercial mortgage loans	$64	$64	$0

Agricultural property loans	$1	$1	$0
Residential property loans	0	0	0
Other collateralized loans	0	0	0
Uncollateralized loans	0	12	0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$18	$18	$18
Retail	155	155	23
Office	43	43	10
Apartments/Multi-Family	323	323	103
Hospitality	218	218	89
Other	95	96	21

Total commercial mortgage loans	$852	$853	$264

Agricultural property loans	$0	$0	$0
Residential property loans	26	31	0
Other collateralized loans	29	29	19
Uncollateralized loans	35	38	16

Total:
Commercial mortgage loans	$916	$917	$264
Agricultural property loans	1	1	0
Residential property loans	26	31	0
Other collateralized loans	29	29	19
Uncollateralized loans	35	50	16

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Non-performing commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, 2009 are as follows:

2009
(in millions)
Non-performing commercial mortgage and other loans with allowance for losses	$1,064
Non-performing commercial mortgage and other loans with no allowance for losses	30
Allowance for losses, end of year	(316)

Net carrying value of non-performing commercial mortgage and other loans	$778

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in impaired loans before allowance for losses was $750 million for 2010. Net investment income recognized on these loans totaled $35 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for commercial mortgage and other loans.

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $835 million for 2009. Net investment income recognized on these loans totaled $47 million for 2009. See Note 2 for information regarding the Company’s accounting policies for commercial mortgage and other loans.

The net carrying value of commercial loans held for sale by the Company as of December 31, 2010 and 2009 was $136 million and $124 million, respectively. As of December 31, 2010 and 2009, all of the Company’s commercial loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail stores, apartment complexes and industrial buildings. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2010 and 2009, $136 million and $113 million, respectively, of loans held for sale are subject to such arrangements.

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$622	$319	$196	$191	$15	$23	$1,366
50%-59.99%	364	71	149	186	45	49	864
60%-69.99%	424	93	495	435	194	115	1,756
70%-79.99%	71	97	528	564	223	215	1,698
80%-89.99%	0	0	17	136	94	316	563
90%-100%	0	0	0	0	46	134	180
Greater than 100%	16	0	0	7	10	116	149

Total Industrial	$1,497	$580	$1,385	$1,519	$627	$968	$6,576

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$613	$328	$447	$87	$31	$4	$1,510
50%-59.99%	608	158	409	54	154	1	1,384
60%-69.99%	365	402	450	335	48	4	1,604
70%-79.99%	80	52	436	601	135	0	1,304
80%-89.99%	0	0	96	103	83	0	282
90%-100%	0	0	20	9	29	21	79
Greater than 100%	0	0	13	21	149	42	225

Total Retail	$1,666	$940	$1,871	$1,210	$629	$72	$6,388

Commercial mortgage loans—Office

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,801	$58	$310	$137	$17	$27	$2,350
50%-59.99%	311	207	221	106	46	16	907
60%-69.99%	136	229	122	175	17	55	734
70%-79.99%	20	0	87	212	596	1	916
80%-89.99%	5	0	0	415	39	25	484
90%-100%	0	12	0	50	174	61	297
Greater than 100%	0	0	0	67	16	32	115

Total Office	$2,273	$506	$740	$1,162	$905	$217	$5,803

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$737	$209	$332	$197	$271	$66	$1,812
50%-59.99%	24	20	114	173	65	8	404
60%-69.99%	96	17	177	250	100	27	667
70%-79.99%	70	47	137	226	119	65	664
80%-89.99%	0	0	52	96	301	105	554
90%-100%	20	0	8	75	21	199	323
Greater than 100%	0	0	0	156	56	504	716

Total Multi Family/Apartment	$947	$293	$820	$1,173	$933	$974	$5,140

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$153	$0	$128	$120	$0	$28	$429
50%-59.99%	21	0	0	0	0	0	21
60%-69.99%	0	36	52	156	59	11	314
70%-79.99%	0	0	6	243	0	0	249
80%-89.99%	0	4	72	0	72	101	249
90%-100%	0	0	19	0	0	88	107
Greater than 100%	0	0	0	59	35	121	215

Total Hospitality	$174	$40	$277	$578	$166	$349	$1,584

Commercial mortgage loans—Other

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$377	$0	$14	$19	$0	$1	$411
50%-59.99%	40	14	25	59	0	0	138
60%-69.99%	57	193	37	457	123	7	874
70%-79.99%	3	67	194	107	74	0	445
80%-89.99%	133	0	45	135	11	6	330
90%-100%	0	0	0	0	0	10	10
Greater than 100%	0	0	0	38	33	161	232

Total Other	$610	$274	$315	$815	$241	$185	$2,440

Agricultural property loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$407	$107	$349	$488	$121	$5	$1,477
50%-59.99%	38	136	18	26	0	0	218
60%-69.99%	161	0	0	0	28	0	189
70%-79.99%	0	0	0	0	0	9	9
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	0	0
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$606	$243	$367	$514	$149	$14	$1,893

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$4,710	$1,021	$1,776	$1,239	$455	$154	$9,355
50%-59.99%	1,406	606	936	604	310	74	3,936
60%-69.99%	1,239	970	1,333	1,808	569	219	6,138
70%-79.99%	244	263	1,388	1,953	1,147	290	5,285
80%-89.99%	138	4	282	885	600	553	2,462
90%-100%	20	12	47	134	270	513	996
Greater than 100%	16	0	13	348	299	976	1,652

Total Commercial Mortgage and Agricultural	$7,773	$2,876	$5,775	$6,971	$3,650	$2,779	$29,824

See Note 2 for further discussion regarding the credit quality of other loans.

The following table provides an aging of past due commercial mortgage and other loans as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,576	$0	$0	$0	$0	$0	$6,576
Retail	6,298	71	0	0	19	90	6,388
Office	5,774	22	0	0	7	29	5,803
Multi-Family/Apartment	4,907	33	15	0	185	233	5,140
Hospitality	1,467	11	10	0	96	117	1,584
Other	2,370	17	0	0	53	70	2,440

Total commercial mortgage loans	27,392	154	25	0	360	539	27,931

Agricultural property loans	1,853	1	0	0	39	40	1,893
Residential property loans	847	19	3	0	22	44	891
Other collateralized loans	212	0	0	0	11	11	223
Uncollateralized loans	1,468	0	0	0	0	0	1,468

Total	$31,772	$174	$28	$0	$432	$634	$32,406

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of December 31.

2010
(in millions)
Commercial mortgage loans:
Industrial	$43
Retail	146
Office	65
Multi-Family/Apartment	410
Hospitality	290
Other	151

Total commercial mortgage loans	1,105

Agricultural property loans	39
Residential property loans	22
Other collateralized loans	50
Uncollateralized loans	35

Total	$1,251

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2010	2009
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$1,058	$1,161
Non-real estate related	2,477	2,090

Total joint ventures and limited partnerships	3,535	3,251
Real estate held through direct ownership	1,659	1,516
Other	977	1,137

Total other long-term investments	$6,171	$5,904

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” As of December 31, 2010 and 2009, respectively, the consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $172 million and $142 million. The unaffiliated interest in the consolidated feeder funds was $1 million and $0 million as of December 31, 2010 and 2009, respectively, and the master funds had gross assets of $781 million and $339 million, respectively, and gross liabilities of $540 million and $142 million, respectively, which are not included on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Equity Method Investments

The following tables set forth summarized combined financial information for significant joint ventures and limited partnership interests accounted for under the equity method, including the Company’s investments in operating joint ventures that are described in more detail in Note 7. Changes between periods in the tables below reflect changes in the activities within the joint ventures and limited partnerships, as well as changes in the Company’s level of investment in such entities.

	At December 31,
	2010	2009
	(in millions)
STATEMENT OF FINANCIAL POSITION
Investments in real estate	$7,229	$7,395
Investments in securities	11,578	9,492
Cash and cash equivalents	601	623
Receivables	215	851
Property and equipment	18	66
Other assets(1)	991	1,054

Total assets	$20,632	$19,481

Borrowed funds-third party	$2,933	$4,226
Borrowed funds-Prudential	112	236
Payables	423	913
Other liabilities(2)	1,845	919

Total liabilities	5,313	6,294
Partners’ capital	15,319	13,187

Total liabilities and partners’ capital	$20,632	$19,481

Total liabilities and partners’ capital included above	$3,171	$3,154
Equity in limited partnership interests not included above	216	409

Carrying value	$3,387	$3,563

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.

	Years ended December 31,
	2010	2009	2008
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$479	$(324)	$292
Income from securities investments	1,277	9,637	3,004
Income from other	591	729	783
Interest expense	(117)	(476)	(540)
Depreciation	(8)	(17)	(31)
Management fees/salary expense	(164)	(4,457)	(2,845)
Other expenses	(992)	(5,146)	(2,357)

Net earnings(losses)	$1,066	$(54)	$(1,694)

Equity in net earnings (losses) included above(1)	$161	$2,211	$(790)
Equity in net earnings (losses) of limited partnership interests not included above	61	(63)	(31)

Total equity in net earnings(losses)	$222	$2,148	$(821)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

(1)	The year ended December 31, 2009 includes a $2.247 billion pre-tax gain related to the sale of the Company’s minority joint venture interest in Wachovia Securities, not included in the detailed financial lines above. See Note 7 for additional information regarding this sale. The year ended December 31, 2008 includes $316 million pre-tax of impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment, not included in the detailed financial lines above.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2010	2009	2008
	(in millions)
Fixed maturities, available for sale	$8,346	$8,182	$8,445
Fixed maturities, held to maturity	150	135	87
Equity securities, available for sale	285	302	324
Trading account assets	822	821	833
Commercial mortgage and other loans	1,887	1,929	1,949
Policy loans	577	570	544
Broker-dealer related receivables	14	18	147
Short-term investments and cash equivalents	49	128	507
Other long-term investments	152	(202)	(110)

Gross investment income	12,282	11,883	12,726
Less investment expenses	(407)	(480)	(865)

Net investment income	$11,875	$11,403	$11,861

Carrying value for non-income producing assets included in fixed maturities and commercial mortgage and other loans totaled $212 million and $13 million, respectively, as of December 31, 2010. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2010.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for years ended December 31, were from the following sources:

	2010	2009	2008
	(in millions)
Fixed maturities	$(244)	$(1,204)	$(2,098)
Equity securities	185	(875)	(1,382)
Commercial mortgage and other loans	53	(602)	(199)
Investment real-estate	1	(48)	1
Joint ventures and limited partnerships	(41)	(55)	(47)
Derivatives(1)	1,090	(127)	1,240
Other	6	14	28

Realized investment gains (losses), net	$1,050	$(2,897)	$(2,457)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$0	$0	$0	$0	$0	$0
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(1,139)	9	1		388	(741)
Net investment gains (losses) on investments arising during the period	529				(190)	339
Reclassification adjustment for (gains) losses included in net income	1,070				(385)	685
Reclassification adjustment for OTTI losses excluded from net income(1)	(1,689)				608	(1,081)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		184			(66)	118
Impact of net unrealized investment (gains) losses on future policy benefits			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				0	0	0

Balance, December 31, 2009	$(1,229)	$193	$2	$0	$355	$(679)
Net investment gains (losses) on investments arising during the period	(37)				13	(24)
Reclassification adjustment for (gains) losses included in net income	461				(158)	303
Reclassification adjustment for OTTI losses excluded from net income(1)	(44)				16	(28)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(171)			61	(110)
Impact of net unrealized investment (gains) losses on future policy benefits			(7)		3	(4)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				334	(116)	218

Balance, December 31, 2010	$(849)	$22	$(5)	$334	$174	$(324)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2007	$3,025	$(118)	$(1,242)	$(1,046)	$(219)	$400
Net investment gains (losses) on investments arising during the period	(18,367)				6,437	(11,930)
Reclassification adjustment for (gains) losses included in net income	3,449				(1,209)	2,240
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		1,597			(559)	1,038
Impact of net unrealized investment (gains) losses on future policy benefits			858		(301)	557
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,477	(517)	960

Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(322)	15	4	418	(33)	82
Net investment gains (losses) on investments arising during the period	12,361				(4,143)	8,218
Reclassification adjustment for (gains) losses included in net income	1,050				(378)	672
Reclassification adjustment for OTTI losses excluded from net income(2)	1,689				(608)	1,081
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(2,297)			804	(1,493)
Impact of net unrealized investment (gains) losses on future policy benefits			(129)		45	(84)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(849)	298	(551)

Balance, December 31, 2009	$2,885	$(803)	$(509)	$0	$(383)	$1,190
Net investment gains (losses) on investments arising during the period	6,709				(2,309)	4,400
Reclassification adjustment for (gains) losses included in net income	(377)				134	(243)
Reclassification adjustment for OTTI losses excluded from net income(2)	44				(14)	30
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and valuation of business acquired		(120)			44	(76)
Impact of net unrealized investment (gains) losses on future policy benefits			(392)		140	(252)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,454)	874	(1,580)

Balance, December 31, 2010	$9,261	$(923)	$(901)	$(2,454)	$(1,514)	$3,469

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2010	2009	2008
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(849)	$(1,229)	$0
Fixed maturity securities, available for sale—all other	8,078	2,203	(10,635)
Equity securities, available for sale	1,272	789	(1,223)
Derivatives designated as cash flow hedges(1)	(262)	(317)	(227)
Other investments(2)	173	210	192

Net unrealized gains (losses) on investments	$8,412	$1,656	$(11,893)

(1)	See Note 21 for more information on cash flow hedges.
(2)	Includes $249 million of net unrealized losses on held to maturity securities that were transferred from available for sale in 2010. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,677	$207	$422	$88	$4,099	$295
Obligations of U.S. states and their political subdivisions	1,273	60	53	6	1,326	66
Foreign government bonds	2,599	76	125	19	2,724	95
Corporate securities	12,385	460	9,982	1,596	22,367	2,056
Commercial mortgage-backed securities	552	9	350	60	902	69
Asset-backed securities	1,365	16	5,499	1,667	6,864	1,683
Residential mortgage-backed securities	897	17	447	55	1,344	72

Total	$22,748	$845	$16,878	$3,491	$39,626	$4,336

(1)	Includes $590 million of fair value and $68 million of gross unrealized losses at December 31, 2010 on securities classified as held to maturity, a portion of which are not reflected in accumulated other comprehensive income.

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

The gross unrealized losses at December 31, 2010 and 2009 are composed of $2,950 million and $4,240 million related to high or highest quality securities based on NAIC or equivalent rating and $1,386 million and $2,042 million related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2010, $2,238 million of the gross unrealized losses represented declines in value of greater than 20%, $386 million of which had been in that position for less than six months, as compared to $3,594 million at December 31, 2009, that represented declines in value of greater than 20%, $588 million of which had been in that position for less than six months. At December 31, 2010, the $3,491 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2009, the $4,908 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2010 and 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,098	$87	$326	$34	$1,424	$121

	2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,159	$142	$754	$83	$1,913	$225

At December 31, 2010, $35 million of the gross unrealized losses represented declines of greater than 20%, $18 million of which had been in that position for less than six months. At December 31, 2009, $62 million of the gross unrealized losses represented declines of greater than 20%, $37 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010 and 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010 and 2009.

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

	2010	2009
	(in millions)
Fixed maturities, available for sale(1)	$11,610	$13,964
Trading account assets supporting insurance liabilities	276	388
Other trading account assets	355	403
Separate account assets	4,082	3,908
Equity securities	334	221

Total securities pledged	$16,657	$18,884

(1)	Includes $132 million and $838 million of fixed maturity securities classified as short-term investments at December 31, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

As of December 31, 2010, the carrying amount of the associated liabilities supported by the pledged collateral was $16,026 million. Of this amount, $5,885 million was “Securities sold under agreements to repurchase,” $4,082 million was “Separate account liabilities,” $2,171 million was “Cash collateral for loaned securities,” $725 million was “Long-term debt,” $275 million was “Short-term debt,” $1,500 million was “Policyholders’ account balances,” and $1,388 million was “Other liabilities.” As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $18,559 million. Of this amount, $6,033 million was “Securities sold under agreements to repurchase,” $4,028 million was “Separate account liabilities,” $3,163 million was “Cash collateral for loaned securities,” $2,000 million was “Short-term debt, $1,500 million was ‘Policyholders’ account balances,” and $1,835 million was “Other liabilities.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $1,773 million and $1,507 million at December 31, 2010 and 2009, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $88 million and $160 million at December 31, 2010 and 2009, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $694 million and $693 million at December 31, 2010 and 2009, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $638 million and $538 million at December 31, 2010 and 2009, respectively. These amounts include member and activity based stock associated with memberships in the Federal Home Loan Bank of New York and Boston. Restricted cash and securities of $2,917 million and $2,644 million at December 31, 2010 and 2009, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

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

	December 31,
	2010	2009
	(in millions)
Fixed maturities, available for sale	$63	$68
Trading account assets supporting insurance liabilities	9	7
Commercial mortgage and other loans	341	412
Other long-term investments	8	10
Cash and cash equivalents	84	44
Accrued investment income	1	2
Other assets	3	4
Separate account assets	4	38

Total assets of consolidated VIEs	$513	$585

Other liabilities	$379	$413
Separate account liabilities	4	38

Total liabilities of consolidated VIEs	$383	$451

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

	December 31,
	2010	2009
	(in millions)
Fixed maturities, available for sale	$122	$107
Fixed maturities, held to maturity	1,130	985
Other long-term investments	(111)	(48)
Cash and cash equivalents	(2)	0
Accrued investment income	5	4

Total assets of consolidated VIEs	$1,144	$1,048

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,509 million and $4,927 million at December 31, 2010 and 2009, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $506 million and $452 million at December 31, 2010 and 2009, respectively. These investments are reflected in “Fixed maturities, available for sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,979 million and $8,194 million as of December 31, 2010 and 2009, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate related funds and may or may not be

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    VARIABLE INTEREST ENTITIES (continued)

VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $3,535 million and $3,251 million as of December 30, 2010 and 2009, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $5.0 billion and $7.5 billion as of December 31, 2010 and 2009, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $754 million and $723 million at December 31, 2010 and 2009, respectively, which includes the fair value of the embedded derivatives.

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2010	2009	2008
	(in millions)
Balance, beginning of year	$14,578	$15,126	$12,339
Capitalization of commissions, sales and issue expenses	3,091	2,771	2,303
Amortization—Impact of assumption and experience unlocking and true-ups	276	230	(87)
Amortization—All Other	(1,713)	(1,724)	(1,337)
Change in unrealized investment gains and losses	(294)	(2,000)	1,594
Foreign currency translation and other	497	175	314

Balance, end of year	$16,435	$14,578	$15,126

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

Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures include investments made as part of the Company’s International Insurance and International Investments segments, and prior to its sale on December 31, 2009, also included the Company’s investment in Wachovia Securities. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2010	2009	2008
	(in millions)
Investment in operating joint ventures:
Wachovia Securities	$0	$0	$1,812
All other joint ventures(1)	787	857	525

Subtotal	$787	$857	$2,337

Dividends received from investment in:
Wachovia Securities	$0	$23	$104
All other joint ventures	47	33	35

Subtotal	$47	$56	$139

After-tax equity earnings (losses):
Wachovia Securities(2)	$0	$1,483	$(221)
All other joint ventures(3)	84	40	(226)

Subtotal	$84	$1,523	$(447)

(1)	Includes $459 million, $528 million and $217 million related to an indirect investment in China Pacific Group as of December 31, 2010, 2009 and 2008, respectively.
(2)	Includes pre-tax equity earnings from Wachovia Securities of $2.288 billion, including the gain on the sale of $2.247 billion, and tax expense of $805 million, including $790 million associated with the gain on the sale, for the year ended December 31, 2009 and pre-tax equity losses of $331 million and a tax benefit of $110 million for the year ended December 31, 2008.
(3)	For the year ended December 31, 2008, includes $316 million of pre-tax impairments the Company recorded to the carrying value of certain operating joint ventures in its International Investments segment, reflective of the significant deterioration in financial market conditions that occurred during the fourth quarter of 2008.

Investments in operating joint ventures

The Company has made investments in operating joint ventures as part of its International Insurance and International Investments segments. The Company’s combined investment in these operating joint ventures includes an indirect investment in China Pacific Group, a Chinese insurance operation. The indirect investment in China Pacific Group includes unrealized changes in market value, which are included in accumulated other comprehensive income and relate to the market price of China Pacific Group’s publicly traded shares, which began trading on the Shanghai Exchange in 2007 and since the fourth quarter of 2009 are trading on the Hong Kong exchange. In December 2010, a consortium of investors including the Company sold approximately 16% of its holdings, resulting in a pre-tax gain of $66 million to the Company, and sold approximately 40% of its remaining holdings in the first quarter of 2011, resulting in a pre-tax gain of $153 million to the Company. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $16 million, $15 million and $14 million, respectively, of asset management fee income from these transactions.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

Former Investment in Wachovia Securities

On December 31, 2009, the Company completed the sale of its minority joint venture interest in Wachovia Securities (including Wells Fargo Advisors) to Wells Fargo. At the closing, the Company received $4.5 billion in cash as the purchase price of its joint venture interest and de-recognized the carrying value of its investment in the joint venture and the carrying value of the “lookback” option described below. For the year ended December 31, 2009, “Equity in earnings of operating joint ventures, net of taxes” includes the associated pre-tax gain on the sale of $2.247 billion. In addition, “General and administrative expenses” includes certain one-time costs related to the sale of the joint venture interest of $104 million, for pre-tax compensation costs and costs related to increased contributions to the Company’s charitable foundation. Results related to the joint venture are included in Corporate and Other operations as a divested business.

In addition, the Company received $418 million in payment of the principal of and accrued interest on the subordinated promissory note in the principal amount of $417 million that had been issued by Wachovia Securities in connection with the establishment of the joint venture.

Wachovia Corporation’s (“Wachovia”) contribution to the joint venture of the A.G. Edwards retail securities brokerage business on January 1, 2008 entitled the Company to elect a “lookback” option (which the Company exercised) permitting the Company to delay for a period of two years ending on January 1, 2010, the decision on whether or not to make payments to avoid or limit dilution of its 38% ownership interest in the joint venture or, alternatively, to “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of January 1, 2008. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of the A.G. Edwards business with Wachovia Securities was based on the Company’s diluted ownership level. The Company adjusted the carrying value of its ownership interest in the joint venture effective as of January 1, 2008 to reflect the addition of the A.G. Edwards business and the dilution of the Company’s 38% ownership interest and to record the value of the above described rights under the “lookback” option. The Company accordingly recognized a corresponding increase to “Additional paid-in capital” of $1.041 billion, net of tax, which represented the excess of the estimated value of the Company’s share of the A.G. Edwards business received (of approximately $1.444 billion) and the estimated value of the “lookback” option acquired (of approximately $580 million) over the carrying value of the portion of the Company’s ownership interest in Wachovia Securities that was diluted (of approximately $422 million), net of taxes (of approximately $561 million). In connection with the sale of the Company’s interest in the joint venture to Wells Fargo on December 31, 2009, the Company’s final diluted ownership percentage in the joint venture for 2008 and 2009 was established as 23%. On December 31, 2009, the Company recognized a decrease to “Additional paid-in capital” of $109 million, net of tax, and a true-up to the Company’s 2008 and 2009 earnings from the joint venture of $15 million, net of tax based on the difference between the diluted ownership percentage previously used to record earnings and the final diluted ownership percentage.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    VALUATION OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2010(1)	2009	2008
	(in millions)
Balance, beginning of year	$511	$719	$1,072
Amortization—Impact of assumption and experience unlocking and true-ups	(4)	(80)	(345)
Amortization—All Other	(60)	(137)	(103)
Change in unrealized investment gains and losses	(11)	(13)	3
Interest(2)	25	27	51
Foreign currency translation	23	(5)	41

Balance, end of year	$484	$511	$719

(1)	The VOBA balances at December 31, 2010 were $277 million, $33 million, and $174 million related to the insurance transactions associated with the CIGNA, American Skandia, Inc. (“American Skandia”), and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 17, 4 and 6 years for the VOBA related to CIGNA, American Skandia and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2010 were 7.00%, 4.97%, and 2.60% for the VOBA related to CIGNA, American Skandia, and Aoba Life, respectively. The interest rates for 2009 were 5.42%, 6.90%, 5.24%, and 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively. The interest rates for 2008 were 5.42%, 7.30%, 5.72%, and 2.50% to 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.

During the first quarter of 2009 and the fourth quarter of 2008, the Company recognized impairments of $73 million and $234 million, respectively, related to the VOBA associated with the Allstate acquisition. These impairments are included on the “Amortization—Impact of assumption and experience unlocking and true-ups” line in the table above. The impairment recorded in 2009 represented the remaining VOBA balance associated with the Allstate acquisition. These impairments were reflective of the deterioration in the financial markets, which resulted in additional market depreciation within the separate account assets and corresponding decreases in fee income and overall expected future earnings for this business. These impairments were determined using discounted present value of future estimated gross profits. Since the VOBA balance was completely impaired for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. There were no impairments during 2010.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2011	$36
2012	29
2013	23
2014	19
2015	16
2016 and thereafter	361

Total	$484

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by reporting unit are as follows:

	Individual Annuities	Asset Management	Retirement	International Insurance	International Investments	Real Estate and Relocation Services	Total
	(in millions)
Balance at December 31, 2007:
Gross Goodwill	$97	$243	$338	$23	$126	$119	$946
Accumulated Impairment Losses	0	0	0	0	0	0	0

Net Goodwill	97	243	338	23	126	119	946

2008 Activity:
Acquisitions	0	0	106	0	4	0	110
Impairment Charges	(97)	0	0	0	(123)	(117)	(337)
Other(1)	0	(2)	0	(6)	(7)	(2)	(17)

Balance at December 31, 2008:
Gross Goodwill	97	241	444	17	123	117	1,039
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	0	241	444	17	0	0	702

2009 Activity:
Other(1)	0	1	0	6	0	0	7

Balance at December 31, 2009:
Gross Goodwill	97	242	444	23	123	117	1,046
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	0	242	444	23	0	0	709

2010 Activity:
Other(1)	0	(3)	0	1	0	0	(2)

Balance at December 31, 2010:
Gross Goodwill	97	239	444	24	123	117	1,044
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	$0	$239	$444	$24	$0	$0	$707

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all three reporting units that had goodwill at December 31, 2010 and December 31, 2009 and no impairments were needed.

The Company performed goodwill impairment testing for all six reporting units that had goodwill at December 31, 2008. There was an indication of impairment in the Individual Annuities segment, International Investments segment and Real Estate and Relocation Services reporting units, and accordingly, the second step of the test was performed on these reporting units. Based on the results of the second step, all of the goodwill in these three reporting units was impaired.

During the fourth quarter of 2008, the Company impaired the entire amount of goodwill associated with the Individual Annuities segment. This impairment was reflective of the deterioration of financial market conditions, which resulted in additional market depreciation within separate account assets and corresponding decreases in anticipated fee income and overall expected future earnings for this business.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES (continued)

During the fourth quarter of 2008, the Company impaired the entire amount of goodwill associated with the International Investments segment’s asset management reporting unit. This impairment was reflective of the significant deterioration in financial market conditions, which resulted in a decline in anticipated future asset management and transaction based fees, and hence a decrease in the expected future earnings of the segment’s asset management businesses.

During the fourth quarter of 2008, the Company impaired the entire amount of goodwill associated with Corporate and Other operation’s real estate and relocation services reporting unit. This impairment was reflective of the deterioration of the U.S. housing market and the Company’s view of the timing of the recovery of this market, which resulted in a decrease in the expected future earnings of this business.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$296	$(128)	$168	$260	$(100)	$160
Customer relationships	282	(112)	170	355	(167)	188
Other	29	(22)	7	25	(22)	3
Not subject to amortization	N/A	N/A	7	N/A	N/A	5

Total			$352			$356

The fair values of net mortgage servicing rights were $172 million and $165 million at December 31, 2010 and 2009, respectively. Amortization expense for other intangibles was $45 million, $45 million and $48 million for the years ending December 31, 2010, 2009 and 2008, respectively. Amortization expense for other intangibles is expected to be approximately $44 million in 2011, $39 million in 2012, $39 million in 2013, $32 million in 2014 and $29 million in 2015. The amortization expense amounts listed above for 2010 and 2009 do not include impairments recorded for mortgage servicing rights. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2010	2009
	(in millions)
Life insurance	$107,320	$100,686
Individual and group annuities and supplementary contracts	19,046	17,633
Other contract liabilities	5,031	5,083

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	131,397	123,402
Unpaid claims and claim adjustment expenses	2,477	2,305

Total future policy benefits	$133,874	$125,707

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    POLICYHOLDERS’ LIABILITIES (continued)

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 12% and 13% of domestic individual life insurance in force at December 31, 2010 and 2009, respectively, and 81%, 83% and 85% of domestic individual life insurance premiums for 2010, 2009 and 2008, respectively.

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

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.2% to 6.2%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration, traditional, and non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,001 million and $1,649 million as of December 31, 2010 and 2009, respectively, are included in “Future policy benefits” with respect to these deficiencies, of which $926 million and $490 million as of December 31, 2010 and 2009, respectively, relate to net unrealized gains on securities classified as available for sale.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    POLICYHOLDERS’ LIABILITIES (continued)

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2010	2009
	(in millions)
Individual annuities	$24,387	$22,876
Group annuities	23,808	22,598
Guaranteed investment contracts and guaranteed interest accounts	17,454	17,301
Funding agreements	5,162	6,581
Interest-sensitive life contracts	18,065	15,968
Dividend accumulation and other	17,565	16,342

Total policyholders’ account balances	$106,441	$101,666

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2010 and 2009, are $3,592 million and $4,996 million, respectively, related to the Company’s FANIP product which is carried at amortized cost, adjusted for the effective portion of changes in fair value of qualifying derivative financial instruments. For additional details on the FANIP product see Note 5. The interest rates associated with such notes range from 0.4% to 5.6%. Interest crediting rates range from 0% to 12.0% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2010, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2010 and 2009, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2010		December 31, 2009
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
($ in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$69,982	$ 24	$51,106	$ 26
Net amount at risk	$ 1,132	$ 6	$ 2,707	$ 2
Average attained age of contractholders	61 years	67 years	61 years	66 years

Minimum return or contract value
Account value	$29,743	$75,743	$26,246	$52,923
Net amount at risk	$ 4,327	$ 3,047	$ 5,890	$ 3,863
Average attained age of contractholders	65 years	61 years	65 years	61 years
Average period remaining until earliest expected annuitization	N/A	2 years	N/A	3 years

(1)	Includes income and withdrawal benefits as described herein.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2010		December 31, 2009
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in millions)
Variable Annuity Contracts

Market value adjusted annuities
Account value	$4,023	$4,232	$4,602	$4,846

	December 31,
	2010	2009
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No lapse guarantees
Separate account value	$2,771	$2,404
General account value	$3,532	$2,917
Net amount at risk	$73,513	$68,786
Average attained age of contractholders	47 years	47 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2010	2009
	(in millions)
Equity funds	$54,775	$41,271
Bond funds	28,064	15,426
Balanced funds	314	216
Money market funds	7,932	10,355

Total	$91,085	$67,268

In addition to the amounts invested in separate account investment options above, $8,641 million at December 31, 2010 and $10,085 million at December 31, 2009 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Variable Annuity	Variable Annuity	Variable Annuity
	(in millions)
Balance at December 31, 2007	$74	$85	$53	$168
Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	2	522	175	0
Incurred guarantee benefits—All Other(1)	52	99	31	3,061
Paid guarantee benefits and other	(6)	(143)	0	0

Balance at December 31, 2008	122	563	259	3,229

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	15	(197)	(94)	0
Incurred guarantee benefits—All Other(1)	47	174	68	(3,174)
Paid guarantee benefits and other	(8)	(244)	(32)	0

Balance at December 31, 2009	176	296	201	55

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	(29)	(116)	(20)	0
Incurred guarantee benefits—All Other(1)	55	137	55	(259)
Paid guarantee benefits and other	0	(129)	(122)	0

Balance at December 31, 2010	$202	$188	$114	$(204)

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

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

As part of its risk management strategy, the Company hedges or limits its exposure to these risks, excluding those risks that have been deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate derivatives. The automatic rebalancing element included in the design of certain optional living benefits transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance of the contractholder’s total account value. In general, negative investment performance may result in transfers to a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the automatic rebalancing element, including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the automatic rebalancing element,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the automatic rebalancing element also include GMDB riders, and as such the GMDB risk in these riders also benefits from the automatic rebalancing element.

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

Sales Inducements
(in millions)
Balance at December 31, 2007	$798
Capitalization	334
Amortization—Impact of assumption and experience unlocking and true-ups	(62)
Amortization—All other	(47)
Change in unrealized investment gains and losses	0

Balance at December 31, 2008	1,023

Capitalization	390
Amortization—Impact of assumption and experience unlocking and true-ups	16
Amortization—All other	(213)
Change in unrealized investment gains and losses	(99)

Balance at December 31, 2009	1,117

Capitalization	431
Amortization—Impact of assumption and experience unlocking and true-ups	52
Amortization—All other	(267)
Change in unrealized investment gains and losses	15

Balance at December 31, 2010	$1,348

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

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

As of December 31, 2010, the Company recognized a policyholder dividend obligation of $126 million, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,117 million at December 31, 2010, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” As of December 31, 2009, actual cumulative earnings were below the expected cumulative earnings, thereby eliminating the cumulative earnings policyholder dividend obligation. Furthermore, the accumulation of net unrealized investment gains as of December 31, 2009 that had arisen subsequent to the establishment of the Closed Block, were not sufficient to overcome the cumulative earnings shortfall. See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2010 and 2009.

On December 14, 2010, Prudential Insurance’s Board of Directors approved a continuation of the Closed Block dividend scales in 2011. On December 8, 2009, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2010 on Closed Block policies. This decrease reflected the deterioration in investment results and resulted in a $98 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2009. On December 19, 2008, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2009 on Closed Block policies. This decrease also reflected the deterioration in investment results and resulted in a $187 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2010	2009
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,632	$51,774
Policyholders’ dividends payable	909	926
Policyholders’ dividend obligation	2,243	0
Policyholders’ account balances	5,536	5,588
Other Closed Block liabilities	4,637	4,300

Total Closed Block Liabilities	64,957	62,588

Closed Block Assets
Fixed maturities, available for sale, at fair value	41,044	38,448
Other trading account assets, at fair value	150	166
Equity securities, available for sale, at fair value	3,545	3,037
Commercial mortgage and other loans	7,827	7,751
Policy loans	5,377	5,418
Other long-term investments	1,662	1,597
Short-term investments	1,119	1,218

Total investments	60,724	57,635
Cash and cash equivalents	345	662
Accrued investment income	600	608
Other Closed Block assets	275	307

Total Closed Block Assets	61,944	59,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,013	3,376
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	2,092	231
Allocated to policyholder dividend obligation	(2,117)	0

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,988	$3,607

Information regarding the policyholder dividend obligation is as follows:

	2010	2009
	(in millions)
Balance, January 1	$0	$0
Impact from earnings allocable to policyholder dividend obligation	126	(851)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation(1)	2,117	851

Balance, December 31	$2,243	$0

(1)	For 2009, this amount was capped to the extent of earnings allocable to policyholder dividend obligation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(in millions)
Revenues
Premiums	$3,007	$3,250	$3,608
Net investment income	2,994	2,907	3,154
Realized investment gains (losses), net	804	(1,219)	(8)
Other income	38	102	15

Total Closed Block revenues	6,843	5,040	6,769

Benefits and Expenses
Policyholders’ benefits	3,512	3,762	4,087
Interest credited to policyholders’ account balances	140	141	141
Dividends to policyholders’	2,071	1,222	2,122
General and administrative expenses	540	568	632

Total Closed Block benefits and expenses	6,263	5,693	6,982

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	580	(653)	(213)
Income tax benefit	(38)	(63)	(193)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	618	(590)	(20)
Income from discontinued operations, net of taxes	1	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$619	$(590)	$(20)

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2010	2009	2008
	(in millions)
Direct premiums	$19,360	$17,787	$16,668
Reinsurance assumed	163	90	33
Reinsurance ceded	(1,263)	(1,332)	(1,233)

Premiums	$18,260	$16,545	$15,468

Direct policy charges and fees	$3,239	$2,777	$3,060
Reinsurance assumed	140	139	166
Reinsurance ceded	(58)	(83)	(88)

Policy charges and fees	$3,321	$2,833	$3,138

Direct policyholder benefits	$19,246	$17,565	$17,341
Reinsurance assumed	286	149	435
Reinsurance ceded	(1,247)	(1,368)	(1,245)

Policyholders’ benefits	$18,285	$16,346	$16,531

Reinsurance recoverables at December 31, are as follows:

	2010	2009
	(in millions)
Individual and group annuities(1)	$1,075	$1,038
Life Insurance	635	589
Other reinsurance	127	122

Total reinsurance recoverable	$1,837	$1,749

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $1,068 million and $1,038 million at December 31, 2010 and 2009, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, four major reinsurance companies account for approximately 58% of the reinsurance recoverable at December 31, 2010. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2010	2009
	(in millions)
Commercial paper	$1,157	$876
Floating rate convertible senior notes	0	2
Other notes payable(1)	278	52
Current portion of long-term debt(2)	547	2,192

Total short-term debt(3)	$1,982	$3,122

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $275 million at December 31, 2010, discussed in more detail below.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $2,000 million at December 31, 2009, discussed in more detail below.
(3)	Includes Prudential Financial debt of $769 million and $203 million at December 31, 2010 and 2009, respectively.

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was 0.39% and 0.51% at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

The Company issues commercial paper under the two programs described below. At December 31, 2010 and 2009, the weighted average maturity of total commercial paper outstanding was 34 and 27 days, respectively.

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $283 million and $146 million at December 31, 2010 and 2009, respectively.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. Prudential Funding’s outstanding commercial paper borrowings were $874 million and $730 million at December 31, 2010 and 2009, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance (“NJDOBI”) regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $177 million and $221 million as of December 31, 2010 and 2009, respectively.

NJDOBI previously permitted Prudential Insurance to pledge collateral to the FHLBNY in an amount up to 7% of its prior year-end statutory net admitted assets, excluding separate account assets; however, since the Company elected not to seek an extension, this limitation reset to 5% effective January 1, 2011. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2009, the 5% limitation equates to a maximum amount of pledged assets of $7.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.2 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of December 31, 2010, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of December 31, 2010.

As of December 31, 2010, $275 million of the FHLBNY outstanding advances are reflected in “Short-term debt” and the remaining $725 million is in “Long-term debt.” FHLBNY advances declined $1,000 million from December 31, 2009, reflecting the repayment at maturity of $1,000 million of advances in June and the refinancing of $1,000 million of advances in December. Of the outstanding $1,000 million collateralized advances, $275 million matures in December 2011 and $725 million matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of December 31, 2010, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance (“CTDOI”) permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of December 31, 2010, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

Convertible Senior Notes

On December 12, 2007 and December 7, 2006, Prudential Financial issued in a private placement $3.0 billion and $2.0 billion, respectively, of floating rate convertible senior notes that are convertible by the holders

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

at any time after issuance into cash and shares of Prudential Financial’s Common Stock, at a stated conversion price of $132.39 and $104.21 per share, respectively. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. During 2009 and 2008, $2,147 million and $853 million, respectively, of the $3.0 billion floating rate convertible senior notes were repurchased by Prudential Financial at the request of the holders or through individually negotiated transactions. In addition, during both 2010 and 2009, $2 million of the $2.0 billion floating rate convertible senior notes were repurchased by Prudential Financial at the request of the holders. Prior to 2009, an aggregate amount of $1,996 million of the $2.0 billion floating rate convertible senior notes was repurchased by the Company at the request of the holders. As of December 31, 2010, an aggregate amount of $0.4 million of these floating rate convertible senior notes remain outstanding.

Credit Facilities

As of December 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4,108 million of unsecured committed credit facilities, which includes a $1,250 million credit facility on which Prudential Financial is the sole borrower party. These facilities have terms ranging from one to five years. There were no outstanding borrowings under these credit facilities as of December 31, 2010. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

These credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type. The Company’s ability to borrow under the facilities is conditioned on the continued satisfaction of customary conditions, including, for the facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and, in the case of each of the facilities, Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth. For the credit facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the minimum level of consolidated net worth of Prudential Financial is $12.5 billion, which for this purpose is based on U.S. GAAP equity, excluding net unrealized gains and losses on investments. For the credit facility on which Prudential Financial is the sole borrower party, the minimum level of consolidated net worth of Prudential Financial is $19.0 billion, which for this purpose is based upon U.S. GAAP equity, excluding accumulated other comprehensive income (loss).

As of December 31, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. The Company’s ability to borrow under the facilities is not contingent on its credit ratings nor subject to material adverse change clauses.

The Company also has access to uncommitted lines of credit from financial institutions. In addition, the Company, as part of its real estate separate account activities, had outstanding lines of credit of $960 million at December 31, 2010, of which $100 million was used.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates	Rate	2010	2009
			(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017(1)	(2)	$333	$333
Series B	2023(1)	7.245%	777	777
Series C	2023(1)	8.695%	640	640
Fixed rate notes:
Surplus notes	2015-2025	5.36%-8.30%	942	941
Other fixed rate notes(3)	2011-2040	1.00%-11.31%	15,879	12,809
Floating rate notes:
Surplus notes	2016-2052	(4)	3,200	3,200
Other floating rate notes	2011-2020	(5)	363	819
Junior subordinated notes	2068	8.88%-9.00%	1,519	1,518

Total long-term debt(6)			$23,653	$21,037

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 1.1% to 1.4% in 2010 and 1.1% to 2.7% in 2009.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $725 million at December 31, 2010. These borrowings are discussed in more detail above.
(4)	The interest rate on the floating rate Surplus notes ranged from 0.5% to 3.7% in 2010 and 0.6% to 4.8% in 2009.
(5)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 0.0% to 5.5% in 2010 and 0.0% to 7.7% in 2009.
(6)	Includes Prudential Financial debt of $16,841 million and $14,465 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents, as of December 31, 2010, the Company’s contractual maturities of its long-term debt:

Long-term Debt
(in millions)
Calendar Year:
2012	$961
2013	1,844
2014	1,659
2015	3,160
2016 and thereafter	16,029

Total	$23,653

Surplus Notes

The fixed rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2010 and 2009, the Company met these statutory capital requirements.

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

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to an unaffiliated financial institution. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2010 and 2009, the credit derivative was a liability of $26 million and $22 million, respectively, with no requirement to pledge collateral.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3,000 million of ten-year floating rate surplus notes. At December 31, 2010 and 2009, $2,700 million were outstanding under this agreement. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. As of December 31, 2010 and 2009, these derivative instruments had no material value.

Junior Subordinated Notes

In June and July 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9% fixed-rate junior subordinated notes to retail

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant (“RCC”), as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase the notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT (continued)

Medium-term Notes

Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. The following table presents Prudential Financial’s 2010 issuances under this program:

Issue Date	Face Value	Interest Rate	Maturity Date
	(in millions)
January 14, 2010	$500	2.750%	January 14, 2013
January 14, 2010	$750	3.875%	January 14, 2015
June 21, 2010	$650	5.375%	June 21, 2020
June 21, 2010	$350	6.625%	June 21, 2040
November 18, 2010	$500	4.500%	November 15, 2020
November 18, 2010	$500	6.200%	November 15, 2040

Retail Medium-term Notes

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2010, the outstanding balance of retail notes was $2.8 billion, a decrease of $450 million from December 31, 2009, resulting primarily from maturities and redemptions at the request of the Company.

Other

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $5 million and by $13 million for the years ended December 31, 2010 and 2009, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,224 million, $1,168 million and $1,396 million for the years ended December 31, 2010, 2009 and 2008, respectively. This includes interest expense of $39 million, $93 million and $152 million for the years ended December 31, 2010, 2009 and 2008, respectively, reported in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Notes 10 and 5 for further discussion.

Prudential Holdings, LLC Notes

On December 18, 2001, the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1,750 million in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “Debt Service Coverage Account” (the “DSCA”) discussed below.

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

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC, referred to as the DSCA, and constitutes collateral for the IHC debt. The balance in the DSCA was $728 million as of December 31, 2010.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2010	2009
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$374,655	$337,473

Total liabilities	$354,409	$317,752
Total member’s equity	20,223	19,699
Noncontrolling interests	23	22

Total equity	20,246	19,721

Total liabilities and equity	$374,655	$337,473

	2010	2009	2008
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$24,173	$20,409	$19,337
Total benefits and expenses	21,484	20,092	20,251

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	2,689	317	(914)
Net income (loss)	1,955	2,241	(747)
Less: Income attributable to noncontrolling interests	1	1	2

Net income (loss) attributable to Prudential Holdings, LLC.	$1,954	$2,240	$(749)

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$955	$3,065	$5,941
Cash flows from (used in) investing activities	(3,146)	5,375	2,453
Cash flows used in financing activities	(1,367)	(9,389)	(5,218)
Effect of foreign exchange in cash and cash equivalents	(28)	9	0

Net increase (decrease) in cash and cash equivalents	$(3,586)	$(940)	$3,176

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

At December 31, 2010, the Company was in compliance with all IHC debt covenants.

15.    EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2007	604.9	157.5	447.4	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	29.3	(29.3)	0.0
Stock-based compensation programs(1)	0.0	(3.2)	3.2	0.0

Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued(2)	36.9	0.0	36.9	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(3.9)	3.9	0.0

Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued(3)	18.3	0.0	18.3	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(3.4)	3.4	0.0

Balance, December 31, 2010	660.1	176.3	483.8	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 17.
(2)	In June 2009, the Company issued 36,858,975 shares of Common Stock in a public offering at a price of $39.00 per share for net proceeds of $1.391 billion.
(3)	In November 2010, the Company issued 18,348,624 shares of Common Stock in a public offering at a price of $54.50 per share for net proceeds of $970 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EQUITY (continued)

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

Dividends

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt and the payment of declared shareholder dividends, operating expenses and capital contributions and obligations to its subsidiaries.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EQUITY (continued)

The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2010, Prudential Insurance’s unassigned surplus was $4,224 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $1,499 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance (the “Department”) of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($8,364 million as of December 31, 2010) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, ($1,127 million for the year ended December 31, 2010), the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for the payment of the dividend.

The laws regulating dividends of Prudential Financial’s other insurance subsidiaries domiciled in other states and foreign jurisdictions are similar, but not identical, to New Jersey’s. Further, as a result of Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term.

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2010 and 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EQUITY (continued)

Comprehensive Income

The components of comprehensive income (loss) for the years ended December 31, are as follows:

	2010	2009	2008
	(in millions)
Net income (loss)	$3,206	$3,090	$(1,081)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	486	292	68
Change in net unrealized investments gains (losses)(1)	2,634	7,905	(7,135)
Change in pension and postretirement unrecognized net periodic benefit (cost)	316	(645)	(718)

Other comprehensive income (loss), net of tax expense (benefit) of $1,597, $3,707, ($3,912)	3,436	7,552	(7,785)

Comprehensive income (loss)	6,642	10,642	(8,866)

Comprehensive (income) loss attributable to noncontrolling interests	(26)	41	(41)

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,616	$10,683	$(8,907)

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2007	$312	$400	$(265)	$447
Change in component during year	63	(7,135)	(718)	(7,790)

Balance, December 31, 2008	375	(6,735)	(983)	(7,343)
Change in component during year	299	7,905	(645)	7,559
Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	0	(659)	0	(659)

Balance, December 31, 2009	674	511	(1,628)	(443)
Change in component during year	471	2,634	316	3,421

Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EQUITY (continued)

of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $1,623 million, $1,101 million and $(808) million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus of Prudential Insurance amounted to $8,364 million and $10,042 million at December 31, 2010 and 2009, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2010			2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$2,716			$3,416			$(1,179)
Direct equity adjustment	36			43			55
Less: Income (loss) attributable to noncontrolling interests	11			(34)			36
Less: Earnings allocated to participating unvested share-based payment awards	35			39			1

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,706	466.8	$5.80	$3,454	444.6	$7.77	$(1,161)	429.7	$(2.70)

Effect of dilutive securities and compensation programs(1)
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$35			$39			$1
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	35			39			1
Stock options		3.0			1.6			0.0
Deferred and long-term compensation programs		0.5			0.6			0.0
Exchangeable Surplus Notes	17	5.1		5	1.4		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,723	475.4	$5.73	$3,459	448.2	$7.72	$(1,161)	429.7	$(2.70)

(1)	For the year ended December 31, 2008, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the year ended December 31, 2008, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2010 and 2009 was based on 6.1 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding. For the year ended December 31, 2008, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses.

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

For the year ended December 31, 2010, 10.5 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $71.67 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the year ended December 31, 2009, 13.2 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $64.80 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the year ended December 31, 2008, 17.9 million options and 4.3 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment.

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

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. As of December 31, 2010, $0.4 million of senior notes related to the $2.0 billion December 2006 issuance remain outstanding. These will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above the initial conversion price of $104.21.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock for the years ended December 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	2010			2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$480			$(287)			$23
Less: Direct equity adjustment	36			43			55

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$444	2.0	$222.00	$(330)	2.0	$(165.00)	$(32)	2.0	$(16.00)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period.

As of December 31, 2010, 25,951,113 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Compensation Costs

Compensation cost for employee stock options is based on the fair values estimated on the grant date, while compensation cost for non-employee stock options is re-estimated at each period-end through the vesting date, using the approach and assumptions described below. Compensation cost for restricted stock shares, restricted stock units and performance shares and units granted to employees is measured by the share price of the underlying Common Stock at the date of grant. Compensation cost for restricted stock shares and restricted stock units granted to non-employees is measured by the share price as of the balance sheet date for unvested shares and the share price at the vesting date for vested shares.

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2010	2009	2008
Expected volatility	44.41%	48.96%	22.36%
Expected dividend yield	1.10%	1.10%	1.10%
Expected term	5.10 years	4.85 years	4.96 years
Risk-free interest rate	2.34%	1.76%	2.92%

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, performance shares and performance units for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$39	$14	$40	$14	$45	$16
Non-employee stock options	0	0	1	1	(2)	(1)
Employee restricted stock shares, and restricted stock units	80	29	83	30	72	26
Employee performance shares and units.	15	6	29	10	(21)	(8)
Non-employee restricted stock shares and restricted stock units	1	0	0	0	(3)	(1)

Total	$135	$49	$153	$55	$91	$32

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2010, 2009 and 2008 were de minimis.

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

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	15,028,488	$53.62	436,708	$49.12
Granted	3,678,225	68.35	77,196	71.58
Exercised	(1,421,263)	40.19	(35,316)	41.33
Forfeited	(192,056)	77.39	(12,827)	85.41
Expired	(214,225)	39.46	(10,902)	38.82

Outstanding at December 31, 2008	16,879,169	57.87	454,859	52.76
Granted	3,370,226	25.48	0	0
Exercised	(636,869)	31.70	(11,580)	27.77
Forfeited	(77,980)	59.81	(5,368)	76.30
Expired	(241,382)	48.60	(10,019)	45.36

Outstanding at December 31, 2009	19,293,164	53.18	427,892	53.31
Granted	1,991,469	48.55	0	0
Exercised	(1,435,898)	33.24	(29,532)	30.27
Forfeited	(96,872)	41.39	(1,404)	75.36
Expired	(214,573)	60.94	(7,920)	40.06

Outstanding at December 31, 2010	19,537,290	$54.15	389,036	$55.25

Vested and expected to vest at December 31, 2010	19,289,365	$54.28	387,997	$55.21

Exercisable at December 31, 2010	14,113,145	$58.06	331,807	$52.31

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $18.00, $9.83 and $14.38, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $35 million, $11 million and $50 million, respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2010, 2009 and 2008 was $1 million, $0 million and $1 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2010 is as follows:

	December 31, 2010
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	5.29	$235	3.92	$4

Vested and expected to vest	5.25	$231	3.91	$4

Exercisable	4.23	$140	3.36	$4

Restricted Stock Shares, Restricted Stock Units, Performance Share Awards, and Performance Unit Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered nonvested shares and are not reflected as outstanding shares until the restrictions expire. Performance shares and performance units are awards denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock. Performance unit awards are payable in cash.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

A summary of the Company’s employee restricted stock shares, restricted stock units and performance awards is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Unit Awards (1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2007	17,158	$44.37	2,793,361	$74.47	971,955	$72.13
Granted	0	0	1,056,755	68.17	397,067	69.76
Forfeited	(1,001)	46.16	(120,026)	79.60	(103,468)	74.47
Performance adjustment(2)					198,776	55.95
Released	(11,467)	44.23	(865,348)	58.12	(601,811)	55.95

Restricted at December 31, 2008	4,690	44.33	2,864,742	76.87	862,519	78.28
Granted	0	0	3,655,941	25.61	0	0
Forfeited	0	0	(118,236)	46.20	0	0
Performance adjustment(2)					(55,953)	76.15
Released	(4,690)	44.33	(1,208,434)	76.00	(234,814)	76.15

Restricted at December 31, 2009	0	0	5,194,013	41.69	571,752	79.36
Granted	0	0	1,801,337	48.56	316,988	58.71
Forfeited	0	0	(128,870)	37.10	(3,062)	58.71
Performance adjustment(2)					62,571	91.73
Released	0	0	(799,202)	85.70	(325,051)	91.73

Restricted at December 31, 2010	0	$0	6,067,278	$38.03	623,198	$63.74

(1)	Performance share and unit awards reflect the target awarded, reduced for cancellations and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target for awards granted in 2008 and 2010, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(2)	Represents the change in shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair market value of employee restricted stock, restricted units and performance share awards released for the years ended December 31, 2010, 2009 and 2008 was $56 million, $34 million and $103 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

A summary of the Company’s non-employee restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2007	110,593	$93.04
Granted	7,521
Forfeited	(10,801)
Released	(11,975)

Restricted at December 31, 2008	95,338	30.26
Granted	33,902
Forfeited	(4,312)
Released	(77,768)

Restricted at December 31, 2009	47,160	49.76
Granted	30,711
Forfeited	(2,351)
Released	(6,729)

Restricted at December 31, 2010	68,791	$58.71

The fair market value of non-employee share awards released for the years ended December 31, 2010, 2009 and 2008 was $0 million, $2 million and $1 million, respectively.

The number of employee and non-employee restricted stock shares, restricted stock units, performance shares and performance units expected to vest at December 31, 2010 is 5,821,332.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2010 was $21 million with a weighted average recognition period of 1.63 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, performance shares and performance units as of December 31, 2010 was $71 million with a weighted average recognition period of 1.70 years.

Unrecognized compensation cost for non-employee stock options as of December 31, 2010 was de minimis. Unrecognized compensation cost for non-employee restricted stock units as of December 31, 2010 was $2 million with a weighted average recognition period of 1.75 years.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2010, 2009 and 2008 was $14 million, $2 million and $20 million, respectively.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2010, 2009 and 2008 was $18 million, $12 million and $38 million, respectively.

Stock Purchase Plan

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The plan is a qualified Employee Stock Purchase

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    SHARE-BASED PAYMENTS (continued)

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

Compensation cost for employees is recognized for each three-month period and is based on the grant date fair value of the discount received under the Employee Stock Purchase Plan. This fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2010, 2009 and 2008 was $12 million, $17 million and $12 million, respectively. The weighted average grant date fair value for employee shares recognized in compensation cost for the years ended December 31, 2010, 2009 and 2008 was $13.06, $10.05 and $18.33, respectively.

Compensation cost for non-employees is recognized for each three-month period and is based on the fair value of shares at the purchase date less the price the participant pays for the shares. Compensation costs recognized for non-employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2010, 2009 and 2008 was $1 million, $2 million and $1 million, respectively. The weighted average fair value for non-employee shares recognized in compensation cost for the years ended December 31, 2010, 2009 and 2008 was $10.88, $13.92 and $14.64, respectively.

Tax benefits are only recorded in the event of a disqualifying disposition under the revised authoritative guidance on accounting for stock based compensation. For the years ended December 31, 2010, 2009 and 2008, tax benefits realized upon disqualifying dispositions for both employees and non-employees were de minimis.

During the year ended December 31, 2010, 1,092,676 shares were purchased under the plan, including those shares purchased in January 2010 related to the October 1 to December 31, 2009 offering period. During the year ended December 31, 2009, 2,103,950 shares were purchased under the plan, including those shares purchased in January 2009 related to the October 1 to December 31, 2008 offering period. During the year ended December 31, 2008, 772,070 shares were purchased under the plan, including those shares purchased in January 2008 related to October 1 to December 31 2007 offering period. As of December 31, 2010, 21,921,139 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options, the release of restricted stock shares, restricted stock units, and performance shares, as well as for purchases under the stock purchase plan. Performance units will be settled in cash in the future.

As of December 31, 2010, the Company has not settled any equity instruments granted under share-based payment arrangements in cash.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2010 and 2009, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(8,855)	$(8,260)	$(2,131)	$(2,002)
Acquisition/Divestiture	20	(9)	0	0
Service cost	(178)	(163)	(11)	(10)
Interest cost	(469)	(462)	(113)	(116)
Plan participants’ contributions	0	0	(23)	(21)
Medicare Part D subsidy receipts	0	0	(20)	(14)
Amendments	0	(3)	0	0
Actuarial gains/(losses), net	(225)	(434)	(42)	(172)
Settlements	0	3	0	0
Curtailments	16	0	0	0
Special termination benefits	(2)	(2)	0	0
Benefits paid	547	539	214	209
Foreign currency changes and other	(52)	(64)	(3)	(5)

Benefit obligation at end of period	$(9,198)	$(8,855)	$(2,129)	$(2,131)

Change in plan assets
Fair value of plan assets at beginning of period	$9,591	$9,917	$1,519	$1,418
Actual return on plan assets	1,368	90	152	277
Employer contributions	128	109	15	16
Plan participants’ contributions	0	0	23	21
Disbursement for settlements	0	(3)	0	0
Benefits paid	(547)	(539)	(214)	(209)
Acquisition/Divestiture	(3)	0	0	0
Foreign currency changes and other	(4)	17	0	(4)

Fair value of plan assets at end of period	$10,533	$9,591	$1,495	$1,519

Funded status at end of period	$1,335	$736	$(634)	$(612)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,219	$2,523	$0	$0
Accrued benefit liability	(1,884)	(1,787)	(634)	(612)

Net amount recognized	$1,335	$736	$(634)	$(612)

Items recorded in “Accumulated other comprehensive income”not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$1	$1
Prior service cost	87	109	(54)	(65)
Net actuarial loss	1,445	1,881	622	663

Net amount not recognized	$1,532	$1,990	$569	$599

Accumulated benefit obligation	$(8,769)	$(8,444)	$(2,129)	$(2,131)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($860 million and $791 million benefit obligation at December 31, 2010 and 2009, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust during both 2010 and 2009. As of December 31, 2010 and 2009, the assets in the trust had a carrying value of $390 million and $281 million, respectively.

The Company also maintains a separate rabbi trust established at the time of the combination of its retail securities brokerage and clearing operations with those of Wachovia for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($74 million and $75 million benefit obligation at December 31, 2010 and 2009, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2010 and 2009, the assets in the trust had a carrying value of $124 million and $124 million, respectively.

Pension benefits for foreign plans comprised 13% and 12% of the ending benefit obligation for 2010 and 2009, respectively. Foreign pension plans comprised 2% of the ending fair value of plan assets for 2010 and 2009. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2010	2009
	(in millions)
Projected benefit obligation	$2,096	$1,964
Fair value of plan assets	212	177

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2010	2009
	(in millions)
Accumulated benefit obligation	$1,951	$1,829
Fair value of plan assets	196	177

There were no purchases of annuity contracts in 2010 and 2009 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $20 million and $20 million as of December 31, 2010 and 2009, respectively.

There were no plan amendments in 2010. There were pension plan amendments in 2009. The benefit obligation for pension benefits increased by $3 million for a change in compensation structure increasing pensionable earnings of certain international plans. There were no postretirement plan amendments in 2010 and 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Components of Net Periodic Benefit Cost

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$178	$163	$155	$11	$10	$11
Interest cost	469	462	464	113	116	125
Expected return on plan assets	(744)	(728)	(718)	(107)	(106)	(163)
Amortization of transition obligation	0	0	0	1	1	1
Amortization of prior service cost	24	26	29	(12)	(11)	(11)
Amortization of actuarial (gain) loss, net	41	31	28	39	41	1
Settlements	0	0	13	0	0	0
Curtailments	(6)	0	0	0	0	0
Special termination benefits	2	2	3	0	0	0

Net periodic (benefit) cost	$(36)	$(44)	$(26)	$45	$51	$(36)

Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

Changes in Accumulated Other Comprehensive Income

The amounts recorded in “Accumulated other comprehensive income (loss)” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2008	$0	$133	$832	$2	$(76)	$702
Amortization for the period	0	(26)	(31)	(1)	11	(41)
Deferrals for the period	0	3	1,072	0	0	1
Impact of foreign currency changes and other	0	(1)	8	0	0	1

Balance, December 31, 2009	0	109	1,881	1	(65)	663

Amortization for the period	0	(24)	(41)	(1)	12	(39)
Deferrals for the period	0	0	(399)	0	0	(3)
Impact of foreign currency changes and other	0	2	4	1	(1)	1

Balance, December 31, 2010	$0	$87	$1,445	$1	$(54)	$622

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

The amounts included in “Accumulated other comprehensive income” expected to be recognized as components of net periodic (benefit) cost in 2011 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$0	$1
Amortization of prior service cost	23	(12)
Amortization of actuarial (gain) loss, net	40	36

Total	$63	$25

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below. The assumptions for 2008 use September 30, 2007 for beginning of period and December 31, 2008 for end of period. The assumptions for 2009 use December 31, 2008 as the beginning of period and December 31, 2009 for end of period. The assumptions for 2010 use December 31, 2009 as the beginning of period and December 31, 2010 for end of period:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average assumptions
Discount rate (beginning of period)	5.75%	6.00%	6.25%	5.50%	6.00%	6.00%
Discount rate (end of period)	5.60%	5.75%	6.00%	5.35%	5.50%	6.00%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	7.50%	7.50%	7.75%	7.50%	8.00%	8.00%
Health care cost trend rates (beginning of period)				5.00-7.50%	5.00-8.00%	5.00-8.75%
Health care cost trend rates (end of period)				5.00-7.00%	5.00-7.50%	5.00-8.00%
For 2010, 2009 and 2008, the ultimate health care cost trend rate after gradual decrease until: 2015, 2014, 2012 (beginning of period)				5.00%	5.00%	5.00%
For 2010, 2009 and 2008, the ultimate health care cost trend rate after gradual decrease until: 2017, 2015, 2014 (end of period)				5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2010 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The portfolio is selected from a compilation of approximately 600 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation at December 31, 2010. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The domestic discount rate used to value the pension and postretirement benefit obligations at December 31, 2009 and 2008 is based upon rates commensurate with current yields on high quality corporate bonds. The first step in determining the discount rate is the compilation of approximately 300 Aa-rated bonds across the full

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. A spot yield curve is developed from this data that is then used to determine the present value of the expected disbursements associated with the pension and postretirement obligations, respectively. This results in the present value for each respective benefit obligation. A single discount rate is calculated that results in the same present value. The rate is then rounded to the nearest 25 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2010 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2010. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2011. The expected long-term rate of return for 2011 is 7.0% for both the pension and postretirement plans.

The Company, with respect to its domestic qualified pension benefits, uses market related value to determine the components of net periodic (benefit) cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a five-year period.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$6
Increase in postretirement benefit obligation	126

One percentage point decrease
Decrease in total service and interest costs	$6
Decrease in postretirement benefit obligation	112

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2010 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	11%	36%	47%
International Equities	2%	11%	1%	7%
Fixed Maturities	52%	72%	0%	55%
Short-term Investments	0%	12%	0%	60%
Real Estate	1%	14%	0%	0%
Other	3%	22%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2010 and December 31, 2009 for either the pension or postretirement plans. Pension plan assets of $6,944 million and $6,393 million are included in the Company’s separate account assets and liabilities as of December 31, 2010 and December 31, 2009, respectively.

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

Hedge Funds—The value of interests in hedge funds is based on the underlying investments that include equities, debt and other investments.

Variable Life Insurance Policies—These assets are held in group and individual variable life insurance policies issued by Prudential Insurance. Group policies are invested in Insurance Company Pooled Separate Accounts. Individual policies are invested in Registered Investment Companies (Mutual Funds). The value of interest in these policies is the cash surrender value of the policies based on the underlying investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$922	$0	$922
Common/collective trusts(1)	0	35	0	35

Subtotal				957
International Equities:
Pooled separate accounts(2)	0	24	0	24
Common/collective trusts(3)	0	191	0	191
United Kingdom insurance pooled funds(4)	0	77	0	77

Subtotal				292

Fixed Maturities:
Pooled separate accounts(5)	0	996	0	996
Common/collective trusts(6)	0	290	0	290
U.S. government securities (federal):
Mortgage-backed	0	4	0	4
Other U.S. government securities	0	1,806	0	1,806
U.S. government securities (state & other)	0	533	0	533
Non-U.S. government securities	0	24	0	24
United Kingdom insurance pooled funds(7)	0	104	0	104
Corporate Debt:
Corporate bonds(8)	0	3,043	10	3,053
Asset-backed	0	20	0	20
Collateralized Mortgage Obligations (CMO)(9)	0	739	0	739
Interest rate swaps (Notional amount: $412)	0	(23)	0	(23)
Guaranteed investment contract	0	17	0	17
Other(10)	101	9	(8)	102
Unrealized gain (loss) on investment of securities lending collateral(11)	0	(123)	0	(123)

Subtotal				7,542

Short-term Investments:
Pooled separate accounts	0	32	0	32
United Kingdom insurance pooled funds	0	5	0	5

Subtotal				37

Real Estate:
Pooled separate accounts(12)	0	0	216	216
Partnerships	0	0	42	42

Subtotal				258

Other:
Structured debt (Gateway Recovery Trust)	0	0	658	658
Partnerships	0	0	219	219
Hedge funds	0	0	570	570

Subtotal				1,447

Total	$101	$8,725	$1,707	$10,533

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$782	$0	$782
Common/collective trusts(1)	0	128	0	128
Other(10)	33	5	0	38

Subtotal				948

International Equities:
Pooled separate accounts(2)	0	23	0	23
Common/collective trusts(3)	0	156	0	156
Equities	61	0	0	61

Subtotal				240

Fixed Maturities:
Pooled separate accounts(5)	0	867	0	867
Common/collective trusts(6)	0	345	0	345
U.S. government securities (federal):
Mortgage-backed	0	70	0	70
Other U.S. government securities	0	2,085	0	2,085
U.S. government securities (state & other)	0	385	0	385
Non-U.S. government securities	0	20	0	20
United Kingdom insurance pooled funds(7)	0	90	0	90
Corporate Debt:
Corporate bonds(8)	0	2,008	1	2,009
Asset-backed	0	102	0	102
Collateralized Mortgage Obligations (CMO)(9)	0	881	2	883
Interest rate swaps (Notional amount: $5,686)	0	215	0	215
Guaranteed investment contract	0	13	0	13
Other(10)	61	(1)	120	180
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(182)	0	(182)

Subtotal				7,082

Short-term Investments:
Pooled separate accounts	0	10	0	10
United Kingdom insurance pooled funds	0	6	0	6

Subtotal				16
Real Estate:
Pooled separate accounts(12)	0	0	187	187
Partnerships	0	0	48	48
Other	0	0	0	0

Subtotal				235
Other:
Structured debt (Gateway Recovery Trust)	0	0	572	572
Partnerships	0	0	280	280
Hedge fund	0	0	218	218

Subtotal				1,070

Total	$155	$8,008	$1,428	$9,591

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.
(2)	This category invests in a large cap international equity funds whose objective is to track an index.
(3)	This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

(4)	This category invests in an international equity fund whose objective is to track an index.
(5)	This category invests in bond funds, primarily highly rated private placement securities.
(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.
(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.
(10)	Primarily cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(11)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,295 million and the liability for securities lending collateral is $1,418 million.
(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.
(13)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,231 million and the liability for securities lending collateral is $1,413 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2010
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt–CMO	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$1	$2	$120	$187
Actual Return on Assets:
Relating to assets still held at the reporting date	1	0	0	42
Relating to assets sold during the period	0	0	0	(2)
Purchases, sales and settlements	0	0	(128)	(11)
Transfers in and /or out of Level 3	8	(2)	0	0

Fair Value, end of period	$10	$0	$(8)	$216

	Year Ended December 31, 2010
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$48	$572	$280	$218
Actual Return on Assets:
Relating to assets still held at the reporting date	4	86	17	44
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	(10)	0	30	200
Transfers in and /or out of Level 3	0	0	(108)	108

Fair Value, end of period	$42	$658	$219	$570

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

	Year Ended December 31, 2009
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt–CMO	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$13	$2	$161	$323
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	(125)
Relating to assets sold during the period	0	0	0	(1)
Purchases, sales and settlements	(3)	0	(41)	(10)
Transfers in and /or out of Level 3	(9)	0	0	0

Fair Value, end of period	$1	$2	$120	$187

	Year Ended December 31, 2009
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$64	$477	$197	$176
Actual Return on Assets:
Relating to assets still held at the reporting date	(15)	95	17	42
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	(1)	0	66	0
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$48	$572	$280	$218

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$449	$0	$449
Common trusts(2)	0	88	0	88
Equities	102	0	0	102

Subtotal				639

International Equities:
Variable Life Insurance Policies(3)	0	51	0	51
Common trusts(4)	0	17	0	17

Subtotal				68

Fixed Maturities:
Common trusts(5)	0	23	0	23
U.S. government securities (federal):
Mortgage-Backed	0	13	0	13
Other U.S. government securities	0	157	0	157
U.S. government securities (state & other)	0	2	0	2
Non-U.S. government securities	0	3	0	3
Corporate Debt:
Corporate bonds(6)	0	281	2	283
Asset-Backed	0	73	0	73
Collateralized Mortgage Obligations (CMO)(7)	0	201	0	201
Interest rate swaps (Notional amount: $336)	0	3	0	3
Other(8)	10	0	4	14
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0

Subtotal				772

Short-term Investments:
Variable Life Insurance Policies
Pooled separate accounts	0	1	0	1
Registered investment companies	15	0	0	15

Subtotal				16

Total	$127	$1,362	$6	$1,495

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies:
Pooled separate accounts(10)	$0	$155	$0	$155
Registered investment companies	253	0	0	253
Common trusts(2)	0	95	0	95
Equities	97	0	0	97

Subtotal				600

International Equities:
Variable Life Insurance Policies
Pooled separate accounts(3)	0	39	0	39
Common trusts(4)	0	19	0	19

Subtotal				58

Fixed Maturities:
Common trusts(5)	0	29	0	29
U.S. government securities (federal):
Mortgage-Backed	0	33	0	33
Other U.S. government securities	0	84	0	84
U.S. government securities (state & other)	0	1	0	1
Non-U.S. government securities	0	3	0	3
Corporate Debt:
Corporate bonds(6)	0	259	1	260
Asset-Backed	0	98	0	98
Collateralized Mortgage Obligations (CMO)(7)	0	215	2	217
Interest rate swaps (Notional amount: $322)	0	4	0	4
Other(8)	110	0	12	122

Subtotal				851

Short-term Investments:
Variable Life Insurance Policies
Pooled separate accounts	0	1	0	1
Registered investment companies	9	0	0	9

Subtotal				10

Total	$469	$1,035	$15	$1,519

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(9)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $30 million and the liability for securities lending collateral is $30 million.
(10)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2010
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– CMO	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$1	$2	$12
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	1	0	(8)
Transfers in and /or out of Level 3	0	(2)	0

Fair Value, end of period	$2	$0	$4

	Year Ended December 31, 2009
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– CMO	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$3	$2	$11
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	(2)	0	1
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$1	$2	$12

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2010	2009	2010	2009
Asset Category
U.S. Equities	9%	10%	43%	40%
International Equities	3	3	4	4
Fixed Maturities	72	74	52	55
Short-term Investments	0	0	1	1
Real Estate	2	2	0	0
Other	14	11	0	0

Total	100%	100%	100%	100%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    EMPLOYEE BENEFIT PLANS (continued)

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefits	Other Postretirement Benefits	Other Postretirement Benefits–Medicare Part D Subsidy Receipts
	(in millions)
2011	$575	$200	$19
2012	586	198	20
2013	590	198	21
2014	620	196	21
2015	618	193	22
2016-2020	3,293	924	111

Total	$6,282	$1,909	$214

The Company anticipates that it will make cash contributions in 2011 of approximately $110 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2010 and 2009 was $33 million and $38 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $52 million, $53 million and $51 million for the years ended December 31, 2010, 2009 and 2008, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2010	2009	2008
	(in millions)
Current tax expense (benefit)
U.S.	$(722)	$(49)	$(275)
State and local	13	7	29
Foreign	354	(65)	464

Total	(355)	(107)	218

Deferred tax expense (benefit)
U.S.	1,284	(620)	(819)
State and local	40	(7)	(40)
Foreign	341	680	124

Total	1,665	53	(735)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$1,310	$(54)	$(517)
Income tax expense (benefit) on equity in earnings of operating joint ventures	25	807	(171)
Income tax expense on discontinued operations	41	92	41
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	1,597	3,352	(3,912)
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business	0	(59)	561
Stock-based compensation programs	1	22	(21)
Cumulative effect of changes in accounting principles	0	355	7

Total income taxes	$2,974	$4,515	$(4,012)

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income (loss) from domestic and foreign operations, for the years ended December 31, as follows:

	2010	2009	2008
	(in millions)
Domestic operations	$2,407	$(213)	$(2,787)
Foreign operations	$2,015	$1,765	$1,561

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2010	2009	2008
	(in millions)
Expected federal income tax expense (benefit)	$1,548	$543	$(429)
Low income housing and other tax credits	(58)	(68)	(82)
Non-taxable investment income	(214)	(177)	(52)
Valuation allowance	29	0	0
Expiration of statute of limitations and related interest	0	(272)	0
Non-deductible goodwill impairment	0	0	83
Change in tax rate	69	0	0
Other	(64)	(80)	(37)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$1,310	$(54)	$(517)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2010	2009
	(in millions)
Deferred tax assets
Policyholders’ dividends	$998	$93
Net operating and capital loss carryforwards	719	669
Employee benefits	362	552
Insurance reserves	0	53
Investments	0	543
Other	335	214

Deferred tax assets before valuation allowance	2,414	2,124
Valuation allowance	(386)	(276)

Deferred tax assets after valuation allowance	2,028	1,848

Deferred tax liabilities
Insurance reserves	460	0
Net unrealized investment gains	2,807	535
Investments	337	0
Deferred policy acquisition costs	4,474	3,872

Deferred tax liabilities	8,078	4,407

Net deferred tax liability	$(6,050)	$(2,559)

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

A valuation allowance has been recorded primarily related to tax benefits associated with state and local and foreign deferred tax assets. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance includes amounts recorded in connection with deferred tax assets at December 31, as follows:

	2010	2009
	(in millions)
Valuation allowance related to state and local deferred tax assets	$297	$182
Valuation allowance related to foreign operations deferred tax assets	$89	$94

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

The following table sets forth the federal, state and foreign operating and capital loss carryforwards for tax purposes, at December 31:

	2010	2009
	(in millions)
Federal net operating and capital loss carryforwards(1)	$812	$737
State net operating and capital loss carryforwards(2)	$5,330	$3,849
Foreign operating loss carryforwards(3)	$405	$534

(1)	Expires between 2020 and 2030.
(2)	Expires between 2011 and 2030.
(3)	$357 million expires between 2014 and 2020 and $48 million has an unlimited carryforward.

The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its operations in Japan and certain operations in Canada, Mexico, India, Germany, and Taiwan. During 2008, the Company made no changes with respect to its repatriation assumptions. During 2009, the Company sold its investment in its Mexican subsidiaries Prudential Financial Operadora de Sociedades de Inversion S.A. de C.V., Prudential Bank, S.A. Institucion de Banca, and Prudential Consultoria S de RL de C.V. Accordingly, the earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale in “Income from discontinued operations, net of taxes” in 2009. In addition, in 2009, the Company determined, due to the pending sale considerations, that the earnings from certain of its Korean investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those Korean investment management subsidiaries were no longer considered permanently reinvested and the Company recognized an income tax expense of $66 million associated with the assumed repatriation of those earnings in “Income from discontinued operations, net of taxes” in 2009. During 2010, the Company made no material changes with respect to its repatriation assumptions.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes permanent reinvestment, for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2010	2009	2008
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming permanent reinvestment)	$2,050	$1,710	$1,723

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

The Company’s unrecognized tax benefits for the periods indicated are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in millions)
Amounts as of December 31, 2007	$387	$181	$568
Increases in unrecognized tax benefits taken in prior period	0	137	137
(Decreases) in unrecognized tax benefits taken in prior period	0	(30)	(30)

Amounts as of December 31, 2008	387	288	675
Increases in unrecognized tax benefits taken in prior period	0	31	31
(Decreases) in unrecognized tax benefits taken in prior period	(21)	(26)	(47)
Settlements with taxing authorities	0	65	65
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(214)	0	(214)

Amounts as of December 31, 2009	152	358	510
Increases in unrecognized tax benefits taken in prior period	0	44	44
(Decreases) in unrecognized tax benefits taken in prior period	0	(2)	(2)

Amounts as of December 31, 2010	$152	$400	$552

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$387	$97	$484

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$152	$109	$261

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2010	$152	$109	$261

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2010	2009	2008
	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$7	$(70)	$36
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$72	$65	$95

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES (continued)

returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ending March 31, 2004 to March 31, 2008. These activities had no material impact on the Company’s 2008, 2009 or 2010 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, a local district office in the South Korean tax authority concluded a routine tax audit of the local taxes for tax years ending March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd. (“POK”). During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2008, 2009 or 2010 results.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was modified by the Health Care and Education Reconciliation Act of 2010 signed into law on March 30, 2010, (together, the “Healthcare Act”). The federal government provides a subsidy to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”), including the Company. The Medicare Part D subsidy was previously provided tax-free. However, as currently adopted, the Healthcare Act includes a provision that would reduce the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received. In effect, this provision of the Healthcare Act makes the Medicare Part D subsidy taxable beginning in 2013. Therefore, the Company incurred a charge in 2010 for the reduction of deferred tax assets of $94 million, which reduces net income and is reflected in “Income tax expense (benefit).”

20.    FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value) and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2010 and 2009, these over-rides on a net basis were not material.

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

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

December 31, 2010, the fair value of these securities included in Level 2 were $4,591 million included in Fixed Maturities Available for Sale—Asset-Backed Securities and $208 million included in Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,298	$0	$		$11,298
Obligations of U.S. states and their political subdivisions	0	2,231	0			2,231
Foreign government bonds	0	50,212	27			50,239
Corporate securities	5	97,025	1,187			98,217
Asset-backed securities	0	9,238	1,753			10,991
Commercial mortgage-backed securities	0	11,907	130			12,037
Residential mortgage-backed securities	0	9,947	23			9,970

Subtotal	5	191,858	3,120			194,983
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	0	118	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	269	35			318
Asset-backed securities	0	607	54			661
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	393	142	26			561
All other	33	7,325	134		(5,330)	2,162

Subtotal	441	8,828	286		(5,330)	4,225
Equity securities, available for sale	4,458	2,928	355			7,741
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	129	768			934
Short-term investments	3,307	1,669	0			4,976
Cash equivalents	2,465	6,671	0			9,136
Other assets	1,000	1,785	9			2,794

Subtotal excluding separate account assets	13,254	229,899	5,085		(5,330)	242,908
Separate account assets(1)	42,356	149,628	15,792			207,776

Total assets	$55,610	$379,527	$20,877		$(5,330)	$450,684

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,162	3		(5,138)	1,028

Total liabilities	$1	$6,162	$(201)		$(5,138)	$824

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,268	$0	$		$8,268
Obligations of U.S. states and their political subdivisions	0	1,375	0			1,375
Foreign government bonds	0	42,007	47			42,054
Corporate securities	5	89,794	902			90,701
Asset-backed securities	0	3,875	6,363			10,238
Commercial mortgage-backed securities	0	10,713	305			11,018
Residential mortgage-backed securities	0	11,467	104			11,571

Subtotal	5	167,499	7,721			175,225
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	128	0			128
Obligations of U.S. states and their political subdivisions	0	31	0			31
Foreign government bonds	0	517	0			517
Corporate securities	0	9,419	83			9,502
Asset-backed securities	0	576	281			857
Commercial mortgage-backed securities	0	1,888	5			1,893
Residential mortgage-backed securities	0	1,412	20			1,432
Equity securities	700	232	3			935
Short-term investments and cash equivalents	338	387	0			725

Subtotal	1,038	14,590	392			16,020
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	95	0			95
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	1	23	0			24
Corporate securities	16	309	34			359
Asset-backed securities	0	894	97			991
Commercial mortgage-backed securities	0	109	27			136
Residential mortgage-backed securities	0	146	12			158
Equity securities	311	136	24			471
All other	37	4,707	297		(4,242)	799

Subtotal	365	6,419	491		(4,242)	3,033
Equity securities, available for sale	3,755	2,747	393			6,895
Commercial mortgage and other loans	0	114	338			452
Other long-term investments	36	66	498			600
Short-term investments	3,561	2,831	0			6,392
Cash equivalents	5,671	4,468	0			10,139
Other assets	2,391	176	27			2,594

Subtotal excluding separate account assets	16,822	198,910	9,860		(4,242)	221,350
Separate account assets(1)	33,641	127,381	13,052			174,074

Total assets	$50,463	$326,291	$22,912		$(4,242)	$395,424

Future policy benefits	$0	$0	$55	$		$55
Long-term debt	0	0	429			429
Other liabilities	0	4,764	6		(3,841)	929

Total liabilities	$0	$4,764	$490		$(3,841)	$1,413

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2010 and 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility, and are classified as Level 2.

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

Future Policy Benefits—The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2010 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position.

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

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for that day. If an adjustment is made in the reporting period, these Separate Account assets are classified as Level 2. When an adjustment is not made, they are classified as Level 1. This type of adjustment was made at December 31, 2009, but not at December 31, 2010. As a result, for the year ended December 31, 2010, $3.4 billion of transfers from Level 2 to Level 1 occurred for these Separate Account assets on a net basis.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities Available For Sale– Foreign Government Bonds	Fixed Maturities Available For Sale– Corporate Securities	Fixed Maturities Available For Sale– Asset-Backed Securities	Fixed Maturities Available For Sale– Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale– Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	(55)	(142)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	101	158	39	0
Net investment income	0	12	(18)	(1)	1
Purchases, sales, issuances and settlements	0	(208)	392	(46)	(6)
Foreign currency translation	0	0	2	3	0
Other(1)	0	9	1	48	(48)
Transfers into Level 3(2)	0	547	131	8	2
Transfers out of Level 3(2)	(20)	(149)	(5,221)	(84)	(30)

Fair Value, end of period	$27	$1,187	$1,753	$130	$23

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(64)	$(148)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$109	$147	$42	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2010
	Trading Account Assets Supporting Insurance Liabilities– Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities– Corporate Securities	Trading Account Assets Supporting Insurance Liabilities– Asset-Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Commercial Mortgage– Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Residential Mortgage– Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$83	$281	$5	$20
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	(1)	1	3	1
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	1	1	0	0
Purchases, sales, issuances and settlements	0	(36)	185	(1)	(3)
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	72	9	31	0
Transfers out of Level 3(2)	0	(37)	(251)	(33)	0

Fair Value, end of period	$0	$82	$226	$5	$18

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$(3)	$1	$5	$1
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2010
	Trading Account Assets Supporting Insurance Liabilities– Equity Securities	Other Trading Account Assets– Corporate Securities	Other Trading Account Assets– Asset– Backed Securities	Other Trading Account Assets– Commercial Mortgage– Backed Securities	Other Trading Account Assets– Residential Mortgage– Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	2	11	6	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	2	1	1
Purchases, sales, issuances and settlements	(1)	3	(76)	(15)	(6)
Foreign currency translation	0	0	3	2	2
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	0	21	6	9
Transfers out of Level 3(2)	0	(2)	(9)	(6)	(5)

Fair Value, end of period	$4	$35	$54	$19	$18

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$2	$9	$4	$2
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

	Year Ended December 31, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(67)	24	23	(5)
Asset management fees and other income	(1)	5	0	0	62
Included in other comprehensive income (loss)	0	0	(19)	0	0
Net investment income	0	0	0	0	2
Purchases, sales, issuances and settlements	5	(98)	(56)	(149)	211
Foreign currency translation	0	0	11	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	3	0	0
Transfers out of Level 3(2)	(2)	0	(1)	0	0

Fair Value, end of period	$26	$134	$355	$212	$768

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(67)	$(29)	$22	$(6)
Asset management fees and other income	$0	$5	$0	$0	$46
Included in other comprehensive income (loss)	$0	$0	$26	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2010
	Other Assets	Separate Account Assets (4)	Future Policy Benefits	Long- term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$13,052	$(55)	$(429)	$(6)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	570	0	1
Asset management fees and other income	(7)	0	0	0	0
Interest credited to policyholders’ account balances	0	2,129	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	(11)	851	(311)	429	2
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	171	0	0	0
Transfers out of Level 3(2)	0	(411)	0	0	0

Fair Value, end of period	$9	$15,792	$204	$0	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$522	$0	$1
Asset management fees and other income	$(7)	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$1,081	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale — Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities — Asset-Backed Securities include $4,974 million and $222 million, respectively, for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities Available For Sale– Foreign Government Bonds	Fixed Maturities Available For Sale– Corporate Securities	Fixed Maturities Available For Sale– Asset–Backed Securities	Fixed Maturities Available For Sale– Commercial Mortgage–Backed Securities	Fixed Maturities Available For Sale– Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(99)	(696)	(28)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	6	104	2,334	(3)	1
Net investment income	0	15	56	5	1
Purchases, sales, issuances and settlements	138	(511)	(1,591)	(20)	32
Foreign currency translation	0	1	14	21	0
Other(1)	0	(23)	0	0	0
Transfers into Level 3(2)	11	889	5,305	264	0
Transfers out of Level 3(2)	(138)	(406)	(72)	0	(158)

Fair Value, end of period	$47	$902	$6,363	$305	$104

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(103)	$(695)	$(30)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$6	$96	$2,277	$(8)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities–Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities– Corporate Securities	Trading Account Assets Supporting Insurance Liabilities– Asset– Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Commercial Mortgage– Backed Securities	Trading Account Assets Supporting Insurance Liabilities– Residential Mortgage– Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$75	$35	$6	$28
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	20	59	(1)	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	2	0	0	0
Purchases, sales, issuances and settlements	12	(72)	(68)	0	(4)
Transfers into Level 3(2)	0	229	266	0	0
Transfers out of Level 3(2)	(12)	(171)	(11)	0	(7)

Fair Value, end of period	$0	$83	$281	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$16	$47	$(1)	$3
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities– Equity Securities	Other Trading Account Assets– Corporate Securities	Other Trading Account Assets– Asset– Backed Securities	Other Trading Account Assets– Commercial Mortgage– Backed Securities	Other Trading Account Assets– Residential Mortgage– Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	(1)	(34)	(9)	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	1	1
Purchases, sales, issuances and settlements	0	6	827	4	0
Foreign currency translation	0	0	2	2	0
Other(1)	0	(11)	36	0	0
Transfers into Level 3(2)	0	2	26	30	11
Transfers out of Level 3(2)	0	0	(791)	(3)	(3)

Fair Value, end of period	$3	$34	$97	$27	$12

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$1	$(38)	$(10)	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(338)	(8)	(74)	5
Asset management fees and other income	1	27	0	0	(81)
Included in other comprehensive income (loss)	0	0	74	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	(701)	(30)	(58)	155
Foreign currency translation	(1)	0	21	0	0
Other(1)	6	5	14	0	(594)
Transfers into Level 3(2)	0	0	12	414	(2)
Transfers out of Level 3(2)	(1)	0	(15)	0	0

Fair Value, end of period	$24	$297	$393	$338	$498

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(338)	$(21)	$(70)	$5
Asset management fees and other income	$2	$3	$0	$0	$(70)
Included in other comprehensive income (loss)	$0	$0	$73	$0	$0

	Year Ended December 31, 2009
	Other Assets	Separate Account Assets (4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	3,313	0	77
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(7,368)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	1	479	(139)	(429)	56
Other(1)	0	0	0	324	0
Transfers into Level 3(2)	0	559	0	0	0
Transfers out of Level 3(2)	0	(398)	0	0	0

Fair Value, end of period	$27	$13,052	$(55)	$(429)	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$3,208	$0	$77
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(7,582)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

Transfers—Transfers into Level 3 for Fixed Maturities Available for Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the year ended December 31, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market, as discussed above. Transfers into Level 3 for Fixed Maturities, Available for Sale—Commercial Mortgage-Backed securities for the year ended December 31, 2009 is primarily the result of over-riding the third party pricing information downward with internally developed valuations for certain securities held in the Japanese insurance operations portfolio. Transfers into Level 3 for Commercial Mortgage and Other Loans for the year ended December 31, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans. Transfers out of Level 3 for Other Trading Account Assets—Asset Backed securities were primarily the result of the use of third party pricing for the securities purchased under TALF. In the first quarter of 2009, these assets were valued internally using a model.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2008, as well as the portion of gains or losses included in income for the year ended December 31, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at year ended December 31, 2008.

	Year Ended December 31, 2008
	Fixed Maturities Available For Sale	Trading Account Assets Supporting Insurance Liabilities	Other Trading Account Assets	Equity Securities Available for Sale
	(in millions)
Fair Value, beginning of period	$2,890	$291	$497	$190
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(416)	0	624	(19)
Asset management fees and other income	0	(39)	(20)	0
Included in other comprehensive income (loss)	(397)	0	0	(39)
Net investment income	12	(1)	1	0
Purchases, sales, issuances and settlements	(212)	(32)	298	15
Foreign currency translation	10	0	3	27
Other(1)	0	0	0	0
Transfers into (out of) Level 3(2)	382	(74)	(7)	151

Fair Value, end of period	$2,269	$145	$1,396	$325

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(430)	$0	$626	$(20)
Asset management fees and other income	$0	$(46)	$(22)	$0
Included in other comprehensive income (loss)	$(377)	$0	$0	$(36)

	Year Ended December 31, 2008
	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets	Separate Account Assets (4)
	(in millions)
Fair Value, beginning of period	$0	$824	$0	$21,815
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(19)	0	0	0
Asset management fees and other income	0	90	0	0
Interest credited to policyholders’ account balances	0	0	0	(2,983)
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	4	0	0
Purchases, sales, issuances and settlements	(6)	120	26	1,555
Foreign currency translation	0	(23)	0	0
Other(1)	0	0	0	0
Transfers into (out of) Level 3(2)	81	0	0	(607)

Fair Value, end of period	$56	$1,015	$26	$19,780

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(18)	$0	$0	$0
Asset management fees and other income	$0	$56	$0	$0
Interest credited to policyholders’ account balances	$0	$0	$0	$(3,733)
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2008
	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$(168)	$(152)	$(77)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2,977)	0	(101)
Asset management fees and other income	0	(5)	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases, sales, issuances and settlements	(84)	(167)	39
Foreign currency translation	0	0	0
Other(1)	0	0	0
Transfers into (out of) Level 3(2)	0	0	0

Fair Value, end of period	$(3,229)	$(324)	$(139)

Unrealized gains (losses) for the period relating to those Level 3 liabilities that were still held at the end of the period(3)
Included in earnings:
Realized investment gains (losses), net	$(2,986)	$0	$(102)
Asset management fees and other income	$0	$(5)	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

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

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables exclude embedded derivatives which are recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other trading account assets,” “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$17	$3,838	$0	$		$3,855
Currency	0	244	0			244
Credit	0	91	0			91
Currency/Interest Rate	0	275	0			275
Equity	1	401	126			528
Broker-dealer	151	2,204	0			2,355
Netting(1)					(5,330)	(5,330)

Total derivative assets	$169	$7,053	$126		$(5,330)	$2,018

Derivative liabilities:
Interest Rate	$18	$2,522	$12	$		$2,552
Currency	0	402	0			402
Credit	0	114	0			114
Currency/Interest Rate	0	830	0			830
Equity	0	175	0			175
Broker-dealer	0	2,207	0			2,207
Netting(1)	0	0	0		(5,138)	(5,138)

Total derivative liabilities	$18	$6,250	$12		$(5,138)	$1,142

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Derivative Assets– Equity	Derivative Liabilities– Credit	Derivative Liabilities– Interest Rate
	(in millions)
Fair Value, beginning of period	$297	$(5)	$(4)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(110)	5	(12)
Asset management fees and other income	0	0	4
Purchases, sales, issuances and settlements	(61)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$126	$0	$(12)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(104)	$5	$(12)
Asset management fees and other income	$(6)	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments resulted in $73 million of losses being recorded for the year ended December 31, 2010 on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2010 was $267 million. Similar losses on commercial mortgage loans of $200 million and $36 million were recorded for the years ended December 31, 2009 and 2008. The adjustments were based on either discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and were classified as Level 3 in the hierarchy. In addition, losses of $38 million were recorded for the year ended December 31, 2008 related to commercial loans that were carried at the lower of cost or market. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

Impairments of $6 million, $55 million and $26 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively, on certain cost method investments. The carrying value as of December 31, 2010 of these investments was $165 million. In addition, impairments of $4 million, $12 million and $14 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively, on certain equity method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Impairments of $6 million and $12 million for the years ended December 31, 2010 and 2009, respectively, were recorded for mortgage servicing rights. The impairments were based on internal models and were classified as Level 3 in the hierarchy. In addition, impairments of $7 million for the year ended December 31, 2009 were recorded for real estate investments, some of which were classified as discontinued operations. The impairments were based on appraisal values or purchase agreements and were classified as Level 3 in the hierarchy.

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

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$6	$(69)	$(68)
Other changes in fair value	3	0	29
Other long-term investments:
Changes in fair value	18	0	0
Liabilities:
Long-term debt:
Changes in fair value	$0	$0	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and long-term debt. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $22 million, $37 million and $41 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $364 million and $393 million, respectively, as of December 31, 2010, and $479 million and $556 million, respectively, as December 31, 2009. As of December 31, 2010, such loans that were in nonaccrual status had fair values of $86 million and aggregate contractual principal amounts of $97 million. None of the loans where the fair value option has been elected are more than 90 days past due and still accruing.

The fair value of other long-term investments was $258 million as of December 31, 2010.

As of the first quarter of 2010, the Company no longer had any outstanding debt that is carried at fair value under the fair value option. The Company recorded $10 million of interest expense for the year ended December 31, 2009 for long-term debt where the fair value option had been elected.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,226	$5,477	$5,120	$5,198
Commercial mortgage and other loans(1)	31,831	33,129	31,384	30,693
Policy loans	10,667	12,781	10,146	11,837
Liabilities:
Policyholders’ account balances - investment contracts	$77,254	$78,757	$73,674	$74,353
Short-term and long-term debt(1)	25,635	27,094	24,159	24,054
Debt of consolidated VIEs	382	265	413	239
Bank customer liabilities	1,754	1,775	1,523	1,538

(1)	Includes items carried at fair value under the fair value option.

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

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen LIBOR. For group corporate-, bank- and trust-owned life insurance contracts and group universal life contracts, the fair value of the policy loans is the amount due as of the reporting date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

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

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

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

	December 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$6,436	$109	$(428)	$7,793	$101	$(414)
Currency	1,087	25	(6)	1,392	3	(17)
Currency/Interest Rate	3,521	83	(449)	2,452	47	(326)

Total Qualifying Hedge Relationships	$11,044	$217	$(883)	$11,637	$151	$(757)

Non-Qualifying Hedge Relationships
Interest Rate	$124,700	$3,746	$(2,124)	$97,265	$2,545	$(2,129)
Currency	10,645	219	(396)	11,692	223	(220)
Credit	3,004	91	(114)	3,788	259	(110)
Currency/Interest Rate	5,047	192	(381)	5,396	122	(268)
Equity	26,004	528	(175)	7,126	618	(86)

Total Non-Qualifying Hedge Relationships	$169,400	$4,776	$(3,190)	$125,267	$3,767	$(2,813)

Total Derivatives(1)	$180,444	$4,993	$(4,073)	$136,904	$3,918	$(3,570)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $70 million as of December 31, 2010 and a net liability of $391 million as of December 31, 2009, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(71)	$338	$(551)
Net investment income	(148)	(158)	(99)
Interest expense—(increase)/decrease	15	5	1
Interest credited to policyholder account balances—(increase)/decrease	68	70	17

Currency
Realized investment gains (losses), net	100	8	2
Net investment income	(5)	0	(11)
Other income	0	2	39

Total fair value hedges	$(41)	$265	$(602)

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease	$(19)	$(17)	$(10)
Interest credited to policyholder account balances—(increase)/decrease	(3)	(7)	3
Accumulated other comprehensive income (loss)(1)	(12)	61	(77)

Currency/Interest Rate
Net investment income	(9)	(9)	(18)
Interest expense—(increase)/decrease	0	0	11
Other income	10	20	5
Accumulated other comprehensive income (loss)(1)	68	(151)	117

Total cash flow hedges	$35	$(103)	$31

Net investment hedges
Currency
Realized investment gains (losses), net(2)	$0	$36	$(1)
Accumulated other comprehensive income (loss)(1)	(71)	(80)	429

Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(129)	(61)	0

Total net investment hedges	$(200)	$(105)	$428

Non-qualifying hedges
Realized investment gains (losses), net
Interest Rate	$1,952	$(2,086)	$3,447
Currency	(205)	(89)	42
Currency/Interest Rate	(17)	(212)	358
Credit	(101)	72	(9)
Equity	(1,115)	(1,376)	1,191
Embedded Derivatives (Interest/Equity/Credit)	637	3,531	(3,700)

Total non-qualifying hedges	$1,151	$(160)	$1,329

Total Derivative Impact	$945	$(103)	$1,186

(1)	Amounts deferred in Equity.
(2)	Relates to the sale of equity method investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

For the years ended December 31, 2010, 2009 and 2008, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2007	$(267)
Net deferred gains on cash flow hedges from January 1 to December 31, 2008	70
Amount reclassified into current period earnings	(30)

Balance, December 31, 2008	(227)
Net deferred losses on cash flow hedges from January 1 to December 31, 2009	(132)
Amount reclassified into current period earnings	42

Balance, December 31, 2009	(317)
Net deferred gains on cash flow hedges from January 1 to December 31, 2010	30
Amount reclassified into current period earnings	26

Balance, December 31, 2010	$(261)

Using December 31, 2010 values, it is anticipated that a pre-tax loss of approximately $29 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending December 31, 2011, offset by amounts pertaining to the hedged items. As of December 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were $(73) million in 2010, $127 million in 2009 and $268 million in 2008.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of December 31, 2010 and 2009.

	December 31, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$0	$0	$295	$3
2	25	0	0	0	25	0

Subtotal	320	3	0	0	320	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$320	$3	$0	$0	$320	$3

	December 31, 2009
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$323	$3	$140	$0	$463	$3
2	28	0	303	(3)	331	(3)

Subtotal	351	3	443	(3)	794	0
3	0	0	132	(2)	132	(2)
4	0	0	0	0	0	0
5	0	0	50	(1)	50	(1)
6	0	0	0	0	0	0

Subtotal	0	0	182	(3)	182	(3)

Total	$351	$3	$625	$(6)	$976	$(3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

	December 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$45	$0
Utilities	0	0	5	0
Finance	0	0	0	0
Services	25	0	31	0
Energy	20	0	20	0
Transportation	25	0	30	0
Retail and Wholesale	20	0	30	0
Other(1)	190	3	190	3
First to Default Baskets(2)	0	0	625	(6)

Total Credit Derivatives	$320	$3	$976	$(3)

(1)	Includes the following industries: food/beverage, aerospace/defense, chemical, and others.
(2)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of December 31, 2010 and 2009 was a liability of $26 million and $22 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $754 million and $723 million at December 31, 2010 and 2009, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2010 and 2009, the Company had $2.184 billion and $2.313 billion of outstanding notional amounts, respectively, reported at fair value as an asset of less than $1 million and an asset of $174 million, respectively.

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

	Year Ended December 31,
	2010	2009
	(in millions)
Asset management fees and other income
Interest Rate	$(7)	$(19)
Commodity	58	54
Currency	48	52
Equity	9	3

Total asset management fees and other income	$108	$90

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    DERIVATIVE INSTRUMENTS (continued)

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $590 million as of December 31, 2010. In the normal course of business the Company has posted collateral related to these instruments of $517 million as of December 31, 2010. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2010, the Company estimates that it would be required to post a maximum of $73 million of additional collateral to its counterparties.

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

U.S. Individual Life and Group Insurance Division. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefit plans.

International Insurance and Investments Division. The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance, retirement and related products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, similar products are offered to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of the Company’s Gibraltar Life operation. The International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

In February 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise the Company’s Korean asset management operations. As a result, the Company has reflected the results of its Korean asset management operations as discontinued operations for all periods presented. This transaction closed on June 1, 2010.

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and real estate and relocation services, as well as divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that have been placed in wind-down status but have not divested; (8) results of our capital protection strategies; and (9) the impact of transactions with other segments. The divested businesses consist primarily of the property and casualty insurance businesses, financial advisory business, and commercial mortgage securitization operations.

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

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

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

Effective with the third quarter of 2010, the Company amended its definition of adjusted operating income as it relates to certain variable annuity contracts and defined contribution accounts that contain optional guaranteed living benefit features. Changes in the fair value of these optional living benefit features, which are accounted for as embedded derivatives, are primarily driven by changes in the policyholders’ account balance and changes in the capital market and policyholder behavior assumptions used in the valuation of the embedded derivatives, including equity market returns, interest rates, market volatility, benefit utilization, contract lapses, contractholder mortality, and withdrawal rates. The changes in fair value of the embedded derivative liabilities also reflect an increase or decrease in the market-perceived risk of the Company’s non-performance. The Company hedges or limits its exposure to certain risks associated with these living benefit features through a combination of product design elements and externally purchased hedging instruments. In addition, beginning in the second quarter of 2009, the Company expanded its hedging program to include a portion of the market exposure related to the overall capital position of the variable annuity business. During the second quarter of 2010, the equity component of the capital hedge within the variable annuity business was replaced with a new capital hedge program that more broadly addressed equity market exposure of the statutory capital within the Financial Services Businesses as a whole. Changes in the value of the embedded derivatives inclusive of the market-perceived risk of the Company’s non-performance, and the related hedge positions are reported in “Realized investment gains (losses), net.” Historically, adjusted operating income included the changes in fair value of these embedded derivatives and related hedge positions, in the period they occurred, and also included the related impact to amortization of deferred policy acquisition and other costs.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

The following table presents amounts included within the U.S. GAAP results of the Individual Annuities and Retirement segments and Corporate and Other operations that have been excluded from adjusted operating income under the amended definition for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net benefit/(charge) excluded from adjusted operating income under the amended definition:
Individual Annuities:
Net change in fair value of hedge positions and embedded derivative liabilities(1)	$527	$334	$(524)
Decrease/(increase) in the embedded derivative liabilities resulting from updates to inputs used in the valuation of the liability(2)	(490)	202	86

Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions	37	536	(438)
Related benefit/(charge) to amortization of deferred policy acquisition and other costs	(4)	(410)	251

Net impact—living benefit guarantees and hedging activities and related costs	33	126	(187)
Impact of capital hedge program	(21)	(180)	0

Subtotal Individual Annuities	12	(54)	(187)
Retirement(3)	2	16	(14)
Corporate and Other(4)	298	40	(15)

Net benefit/(charge) excluded from adjusted operating income under the amended definition	$312	$2	$(216)

(1)	Represents the changes in fair value of the hedge positions, net of the embedded derivative liabilities, excluding the impact resulting from updates to inputs used in the valuation of the liability and the market-perceived risk of the Company’s non-performance.
(2)	Includes the impact resulting from the market-perceived risk of the Company’s non-performance.
(3)	Represents the net impact of living benefit guarantees, hedging activities, and related amortization of deferred policy acquisition and other costs associated with certain defined contribution accounts, which are excluded from adjusted operating income under the amended definition.
(4)	Represents the net impact of capital hedge related activities and consolidating adjustments associated with these living benefit guarantees, which are excluded from adjusted operating income under the amended definition.

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; and payments associated with the market value adjustment features related to certain of the annuity products the Company sells. The related charges associated with policyholder dividends include a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that was paid as a special dividend to Gibraltar Life policyholders. The liability related to this special dividend was fully paid as of June 30, 2010. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets including certain portions of the net realized

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

investment gains and losses related to the embedded derivatives and related hedging positions associated with the living benefit features of certain products, as discussed above. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $93 million and $36 million, and net gains of $11 million for the years ended December 31, 2010, 2009 and 2008, respectively). As of December 31, 2010 and 2009, the fair value of open contracts used for this purpose were net liabilities of $252 million and $16 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

income includes net gains of $243 million, $167 million and $66 million for the years ended December 31, 2010, 2009 and 2008, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $35 million and $26 million, and net losses of $14 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to certain derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) related to certain derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	As of December 31, 2010
	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$712	30 years
Asset Management	25	9 years
Corporate and Other	(48)	6 years

Total deferred gain (loss)	$689

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $18 million, losses of $274 million and gains of $66 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, prior to the Company’s repayment of the obligation in 2010, the secured financing received from the Federal Reserve under TALF was reflected within “Long-term debt,” and carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which were recorded within “Asset management fees and other income,” was also excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which were carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net gains of $10 million and $55 million, and net losses of $300 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

The Company has certain assets and liabilities for which, under GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these foreign currency related and certain other adjustments was to exclude from adjusted operating income net gains of $7 million, $199 million and $210 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As a result of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. (“Lehman Brothers”) on September 15, 2008, the Company experienced losses related to the unsecured portion of its counterparty exposure on derivative transactions it had entered into with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” For the year ended December 31, 2008, $75 million of these losses were recorded in “Asset management fees and other income” and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.” Any subsequent recoveries of these losses will also be excluded from adjusted operating income. There were no adjustments for the years ended December 31, 2010 or 2009.

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

Divested businesses. The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results. For the year ended December 31, 2009 divested businesses includes a $2.247 billion pre-tax gain from the sale of the Company’s interest in its retail securities brokerage joint venture with Wachovia, and $104 million of certain related one-time compensation and other costs. See Note 7 for more information on the Company’s former investment in the Wachovia Securities joint venture.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$1,046	$757	$(890)
Retirement	572	494	545
Asset Management	487	55	232

Total U.S. Retirement Solutions and Investment Management Division	2,105	1,306	(113)

Individual Life	500	562	446
Group Insurance	215	331	340

Total U.S. Individual Life and Group Insurance Division	715	893	786

International Insurance	2,057	1,843	1,747
International Investments	46	27	(360)

Total International Insurance and Investments Division	2,103	1,870	1,387

Corporate Operations	(891)	(735)	(206)
Real Estate and Relocation Services	20	(60)	(189)

Total Corporate and Other	(871)	(795)	(395)

Adjusted Operating Income before income taxes for Financial Services Businesses	4,052	3,274	1,665

Reconciling items:
Realized investment gains (losses), net, and related adjustments	106	(1,219)	(2,777)
Charges related to realized investment gains (losses), net	(178)	(492)	293
Investment gains (losses) on trading account assets supporting insurance liabilities, net	501	1,601	(1,734)
Change in experience-rated contractholder liabilities due to asset value changes	(631)	(899)	1,163
Divested businesses	(55)	2,131	(506)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(98)	(2,364)	654

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	3,697	2,032	(1,242)

Income (loss) from continuing operations before income taxes and equity in earnings ofoperating joint ventures for Closed Block Business	725	(480)	16

Income (loss) from continuing operations before income taxes and equity in earnings ofoperating joint ventures	$4,422	$1,552	$(1,226)

The U.S. Retirement Solutions and Investment Management Division and U.S. Individual Life and Group Insurance Division results reflect deferred policy acquisition costs as if the individual annuity business and group

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents certain financial information for the Company’s reportable segments:

	Year Ended December 31, 2010
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,195	$878	$291	$581	$0	$66	$260
Retirement	5,183	3,238	1,848	1,834	0	17	20
Asset Management	1,888	121	0	0	0	13	25

Total U.S. Retirement Solutions and Investment Management Division	10,266	4,237	2,139	2,415	0	96	305

Individual Life	2,815	903	1,090	284	30	162	218
Group Insurance	5,458	668	4,258	227	0	0	25

Total U.S. Individual Life and Group Insurance Division	8,273	1,571	5,348	511	30	162	243

International Insurance	12,089	2,457	7,223	562	92	3	855
International Investments	349	5	0	0	0	0	0

Total International Insurance and Investments Division	12,438	2,462	7,223	562	92	3	855

Corporate Operations	(211)	339	62	(70)	0	788	(35)
Real Estate and Relocation Services	216	19	0	0	0	0	0

Total Corporate and Other	5	358	62	(70)	0	788	(35)

Total	30,982	8,628	14,772	3,418	122	1,049	1,368

Reconciling items:
Realized investment gains (losses), net, and related adjustments	106	(6)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(159)	0	(3)	20	(4)	0	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net	501	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	631	0	0	0
Divested businesses	7	6	4	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(109)	0	0	0	0	0	0

Total Financial Services Businesses	31,328	8,628	14,773	4,069	118	1,049	1,370
Closed Block Business	7,086	3,247	3,512	140	2,071	148	67

Total per Consolidated Financial Statements	$38,414	$11,875	$18,285	$4,209	$2,189	$1,197	$1,437

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

	Year Ended December 31, 2009
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,515	$979	$89	$618	$0	$13	$243
Retirement	4,659	3,309	1,380	1,907	0	29	24
Asset Management	1,257	90	0	0	0	26	18

Total U.S. Retirement Solutions and Investment Management Division	8,431	4,378	1,469	2,525	0	68	285

Individual Life	2,768	809	1,007	263	35	181	186
Group Insurance	5,285	623	4,016	229	0	0	22

Total U.S. Individual Life and Group Insurance Division	8,053	1,432	5,023	492	35	181	208

International Insurance	10,466	2,158	6,057	480	82	4	798
International Investments	301	4	0	0	0	0	0

Total International Insurance and Investments Division	10,767	2,162	6,057	480	82	4	798

Corporate Operations	(227)	260	43	(121)	0	702	(25)
Real Estate and Relocation Services	162	(19)	0	0	0	0	0

Total Corporate and Other	(65)	241	43	(121)	0	702	(25)

Total	27,186	8,213	12,592	3,376	117	955	1,266

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,219)	0	0	0	0	0	0
Charges related to realized investment gains (losses), net	(200)	0	(9)	68	(41)	0	207
Investment gains (losses) on trading account assets supporting insurance liabilities, net	1,601	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	899	0	0	0
Divested businesses	2,283	12	1	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2,330)	0	0	0	0	0	0

Total Financial Services Businesses	27,321	8,225	12,584	4,343	76	955	1,473
Closed Block Business	5,245	3,178	3,762	141	1,222	146	21

Total per Consolidated Financial Statements	$32,566	$11,403	$16,346	$4,484	$1,298	$1,101	$1,494

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

	Year Ended December 31, 2008
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders’	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,437	$800	$947	$568	$0	$58	$532
Retirement	4,859	3,564	1,321	2,144	0	89	25
Asset Management	1,686	85	0	0	0	78	20

Total U.S. Retirement Solutions and Investment Management Division	8,982	4,449	2,268	2,712	0	225	577

Individual Life	2,754	749	936	231	29	214	372
Group Insurance	4,960	647	3,733	232	0	1	15

Total U.S. Individual Life and Group Insurance Division	7,714	1,396	4,669	463	29	215	387

International Insurance	9,185	1,957	5,308	416	69	5	638
International Investments	93	29	0	0	0	3	0

Total International Insurance and Investments Division	9,278	1,986	5,308	416	69	8	638

Corporate Operations	107	574	195	(192)	0	686	(49)
Real Estate and Relocation Services	188	5	0	0	0	0	0

Total Corporate and Other	295	579	195	(192)	0	686	(49)

Total	26,269	8,410	12,440	3,399	98	1,134	1,553

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,777)	0	0	0	0	0	0
Charges related to realized investment gains (losses), net	15	0	2	(42)	(2)	0	(196)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(1,734)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(1,163)	0	0	0
Divested businesses	(460)	30	2	0	0	(2)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	618	0	0	0	0	0	0

Total Financial Services Businesses	21,931	8,440	12,444	2,194	96	1,132	1,357
Closed Block Business	7,059	3,421	4,087	141	2,122	190	67

Total per Consolidated Financial Statements	$28,990	$11,861	$16,531	$2,335	$2,218	$1,322	$1,424

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2010	2009	2008
	(in millions)
Domestic operations	$26,613	$22,599	$19,674
Foreign operations, total	11,801	9,967	9,316
Foreign operations, Japan	9,456	8,083	7,017
Foreign operations, Korea	1,278	1,107	1,362

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2010	2009	2008
	(in millions)
Asset Management segment intersegment revenues	$399	$347	$348

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    SEGMENT INFORMATION (continued)

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2010	2009	2008
	(in millions)
Individual Annuities	$108,879	$84,064	$65,516
Retirement	130,854	123,625	113,622
Asset Management	32,920	30,185	36,504

Total U.S. Retirement Solutions and Investment Management Division	272,653	237,874	215,642

Individual Life	41,131	36,917	31,781
Group Insurance	35,490	32,935	31,657

Total U.S. Individual Life and Group Insurance Division	76,621	69,852	63,438

International Insurance	102,643	87,590	76,364
International Investments	6,143	4,997	8,023

Total International Insurance and Investments Division	108,786	92,587	84,387

Corporate Operations	13,401	14,368	15,203
Real Estate and Relocation Services	685	590	956

Total Corporate and Other	14,086	14,958	16,159

Total Financial Services Businesses	472,146	415,271	379,626

Closed Block Business	67,708	64,932	65,385

Total	$539,854	$480,203	$445,011

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2010, 2009 and 2008 was $230 million, $231 million and $191 million, respectively.

The following table presents, at December 31, 2010, the Company’s future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Operating Leases	Sub-lease Income
	(in millions)
2011	$187	$(18)
2012	152	(16)
2013	133	(14)
2014	94	(12)
2015	50	0
2016 and thereafter	130	0

Total	$746	$(60)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating leases and sub-lease income amounts listed above, $59 million and $55 million, respectively, has been accrued at December 31, 2010.

Commercial Mortgage Loan Commitments

As of December 31, 2010
(in millions)
Total outstanding mortgage loan commitments	$2,384
Portion of commitment where prearrangement to sell to investor exists	$1,390

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of December 31, 2010
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$3,983
Expected to be funded from separate accounts	$1,868
Portion of separate account commitments with recourse to Prudential Insurance	$1,015

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

Guarantees of Investee Debt

As of December 31, 2010
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,233
Amount of above guarantee that is limited to separate account assets	$2,162
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At December 31, 2010, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Guarantee of Retail Development Project Costs

As of December 31, 2010
(in millions)
Guarantee of development costs and interest servicing on retail development project	$258
Accrued liability associated with guarantee	$0

The Company has provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee require that the loan-to-value ratio of the retail development project be maintained at 60% or lower, based on an external appraisal. A loan-to-value ratio in excess of 60% would require the Company and its co-owner to jointly and severally pay down the loan balance to the 60% level. The loan-to-value ratio, based on a December 2010 appraisal is 43.5%. Other obligations under the guarantee include guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. The Company’s exposure under the guarantee assumes the co-owner honors its joint guarantee.

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

Indemnification of Securities Lending Transactions

As of December 31, 2010
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$9,986
Fair value of related collateral associated with above indemnifications	$10,278
Accrued liability associated with guarantee	$0

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

Credit Derivatives Written

As of December 31, 2010
(in millions)
Credit derivatives written—maximum amount at risk	$320
Liability associated with guarantee, carried at fair value	$3

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

Guarantees of Asset Values

As of December 31, 2010
(in millions)
Guaranteed value of third parties assets	$24,288
Fair value of collateral supporting these assets	$24,953
Liability associated with guarantee, carried at fair value	$3

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of December 31, 2010
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

Indemnification of Serviced Mortgage Loans

As of December 31, 2010
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,086
First-loss exposure portion of above	$352
Accrued liability associated with guarantees	$27

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,511 million of mortgages subject to these loss-sharing arrangements as of December 31, 2010, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2010, these mortgages had an average debt service coverage ratio of 1.72 times and an average loan-to-value ratio of 72%. The Company’s total share of losses related to indemnifications that were settled were $3 million, $0 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Contingent Consideration

As of December 31, 2010
(in millions)
Maximum potential contingent consideration associated with acquisitions	$104

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following three years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of December 31, 2010
(in millions)
Other guarantees where amount can be determined	$145
Accrued liability for other guarantees and indemnifications	$8

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Individual Life and Group Insurance

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia and Phillips actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. The complaint challenges the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, the Company filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judical Panel for Multi-District Litigation. In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. The Company has moved to dismiss the complaint. In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. In August 2010, the Company received a similar request for information from the State of Connecticut Attorney General’s Office. The Company is cooperating with these investigations. The Company has also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees regarding retained asset accounts. These matters may result in additional investigations, information requests, claims, hearings, litigation and adverse publicity.

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. In January 2010, the court dismissed the complaint without prejudice. In February 2010, plaintiff sought leave to amend the complaint to add another plaintiff and to name the ERISA welfare plans in which they were participants individually and as representatives of a purported defendant class of ERISA welfare plans for which Prudential offset benefits. The proposed amended complaint alleged that Prudential Insurance and the welfare plans violated ERISA by offsetting family Social Security benefits against Prudential contract benefits and seeks a declaratory judgment that the offsets are unlawful as they are not “loss of time” benefits and recovery of the amounts by which the challenged offsets reduced the disability payments. In August 2010, the court denied leave to amend as to Prudential and plaintiffs subsequently filed a third amended complaint asserting claims on behalf of a purported nationwide class against a purported defendant class of ERISA welfare plans for which Prudential offset family Social Security benefits. The action, now captioned Schultz v. Aviall, Inc. Long Term Disability Plan, asserts the same ERISA violations. In December 2010, an action alleging substantially similar ERISA violations as in the Schultz action, Koehn v. Fireman’s Fund Insurance Company Long Term Disability Plan, was filed in the United States District Court for the Northern District of California. The Koehn complaint, naming only the plan as defendant, asserts that the defendant plan’s long term disability benefits are insured by Prudential and that the terms of the plan were violated by offsetting family Social Security benefits against Prudential contract benefits. The Company is indemnifying the defendant plans in both Schultz and Koehn.

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

$6.5 billion. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that has resulted in a settlement in principle.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement (approximately $8.4 million) cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint.

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

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolved the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. The plan has been accepted and distribution of the Fair Fund is substantially complete. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Corporate

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

Securities Underwriting

Prudential Securities was a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business, captioned In re: Initial Public Offering Securities Litigation, alleging, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. In September 2009, the court entered a final order approving settlement of the litigation. In October 2009, an appeal of the settlement was filed with the United States Court of Appeals for the Second Circuit.

Other

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint have resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008, and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. The motion for class certification of the state law claims is pending.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2010
Total revenues	$9,292	$11,054	$9,962	$8,106
Total benefits and expenses	8,276	9,526	8,222	7,968
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,016	1,528	1,740	138
Income from continuing operations	673	1,104	1,234	185
Net income	671	1,104	1,242	189
Less: Income (loss) attributable to noncontrolling interests	(26)	27	(2)	12
Net income attributable to Prudential Financial, Inc.	697	1,077	1,244	177
Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.17	1.72	2.48	0.44
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.16	1.70	2.45	0.44
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.16	1.72	2.50	0.45
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.15	1.70	2.46	0.45
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	75.50	134.50	33.50	(21.50)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	75.50	134.50	34.00	(21.50)

2009
Total revenues	$8,525	$6,879	$8,543	$8,619
Total benefits and expenses	8,522	6,889	7,695	7,908
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	3	(10)	848	711
Income (loss) from continuing operations	(1)	158	1,032	1,940
Net income	3	180	1,032	1,875
Less: Income (loss) attributable to noncontrolling interests	(11)	17	(50)	10
Net income attributable to Prudential Financial, Inc.	14	163	1,082	1,865
Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.00	1.20	2.36	3.99
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.00	1.20	2.35	3.92
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.25	2.36	3.85
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	0.01	1.25	2.35	3.78
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	4.00	(193.00)	(10.00)	34.00
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	4.00	(193.00)	(10.00)	34.00

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2010 and 2009 (in millions)

	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$149,806	$45,177	$194,983	$132,694	$42,531	$175,225
Fixed maturities, held to maturity, at amortized cost	5,226	0	5,226	5,120	0	5,120
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	16,020	0	16,020
Other trading account assets, at fair value	4,069	156	4,225	2,866	167	3,033
Equity securities, available for sale, at fair value	4,148	3,593	7,741	3,810	3,085	6,895
Commercial mortgage and other loans	23,324	8,507	31,831	23,021	8,363	31,384
Policy loans	5,290	5,377	10,667	4,728	5,418	10,146
Other long-term investments	4,589	1,582	6,171	4,359	1,545	5,904
Short-term investments	4,133	1,164	5,297	5,487	1,338	6,825

Total investments	218,356	65,556	283,912	198,105	62,447	260,552
Cash and cash equivalents	12,447	468	12,915	12,451	713	13,164
Accrued investment income	1,734	643	2,377	1,668	654	2,322
Deferred policy acquisition costs	15,672	763	16,435	13,751	827	14,578
Other assets	16,161	278	16,439	15,222	291	15,513
Separate account assets	207,776	0	207,776	174,074	0	174,074

TOTAL ASSETS	$472,146	$67,708	$539,854	$415,271	$64,932	$480,203

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$82,242	$51,632	$133,874	$73,931	$51,776	$125,707
Policyholders’ account balances	100,905	5,536	106,441	96,078	5,588	101,666
Policyholders’ dividends	226	3,152	3,378	328	926	1,254
Securities sold under agreements to repurchase	2,557	3,328	5,885	2,985	3,048	6,033
Cash collateral for loaned securities	1,614	557	2,171	2,323	840	3,163
Income taxes	6,736	(383)	6,353	4,665	(651)	4,014
Short-term debt	1,982	0	1,982	3,122	0	3,122
Long-term debt	21,903	1,750	23,653	19,287	1,750	21,037
Other liabilities	14,660	753	15,413	13,790	614	14,404
Separate account liabilities	207,776	0	207,776	174,074	0	174,074

Total liabilities	440,601	66,325	506,926	390,583	63,891	454,474

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income (loss)	2,932	46	2,978	(574)	131	(443)
Other attributed equity	28,100	1,337	29,437	24,728	910	25,638

Total attributed equity	31,032	1,383	32,415	24,154	1,041	25,195

Noncontrolling interests	513	0	513	534	0	534

Total equity	31,545	1,383	32,928	24,688	1,041	25,729

TOTAL LIABILITIES AND EQUITY	$472,146	$67,708	$539,854	$415,271	$64,932	$480,203

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2010 and 2009 (in millions)

	2010			2009
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$15,253	$3,007	$18,260	$13,295	$3,250	$16,545
Policy charges and fee income	3,321	0	3,321	2,833	0	2,833
Net investment income	8,628	3,247	11,875	8,225	3,178	11,403
Asset management fees and other income	3,870	38	3,908	4,580	102	4,682
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1,937)	(1,079)	(3,016)	(2,256)	(1,465)	(3,721)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,373	911	2,284	1,082	945	2,027
Other realized investment gains (losses), net	820	962	1,782	(438)	(765)	(1,203)

Total realized investment gains (losses), net	256	794	1,050	(1,612)	(1,285)	(2,897)

Total revenues	31,328	7,086	38,414	27,321	5,245	32,566

BENEFITS AND EXPENSES
Policyholders’ benefits	14,773	3,512	18,285	12,584	3,762	16,346
Interest credited to policyholders’ account balances	4,069	140	4,209	4,343	141	4,484
Dividends to policyholders	118	2,071	2,189	76	1,222	1,298
Amortization of deferred policy acquisition costs	1,370	67	1,437	1,473	21	1,494
General and administrative expenses	7,301	571	7,872	6,813	579	7,392

Total benefits and expenses	27,631	6,361	33,992	25,289	5,725	31,014

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,697	725	4,422	2,032	(480)	1,552

Income tax expense (benefit)	1,065	245	1,310	139	(193)	(54)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,632	480	3,112	1,893	(287)	1,606
Equity in earnings of operating joint ventures, net of taxes	84	0	84	1,523	0	1,523

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,716	480	3,196	3,416	(287)	3,129
Income (loss) from discontinued operations, net of taxes	9	1	10	(39)	0	(39)

NET INCOME (LOSS)	2,725	481	3,206	3,377	(287)	3,090
Less: Income (loss) attributable to noncontrolling interests	11	0	11	(34)	0	(34)

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,714	$481	$3,195	$3,411	$(287)	$3,124

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2010 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2010, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	19,926,326	$54.17	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	6,136,069	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares and performance units (2)	623,198	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	26,685,593	N/A	25,951,113
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	316,893
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	21,921,139

Total equity compensation plans approved by security holders	26,685,593	N/A	48,189,145
Equity compensation plans not approved by security holders	0	N/A	0

Grand Total	26,685,593	N/A	48,189,145

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares and performance units (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares and units are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted in 2008 and 2010, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, as amended effective January 1, 2011, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2010, 2009 and 2008, 31,994, 48,210, and 14,727 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 316,893 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2010 there were 1,092,676 shares of Common Stock purchased under the plan, leaving 21,921,139 shares of Common Stock available for future distribution. Shares purchased in 2010 do not include 261,510 shares related to the October 1 to December 31, 2010 offering period, which were purchased in January 2011.

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

10.4

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 13, 2010). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2010 Quarterly Report on Form 10-Q *

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.6

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.7

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.8	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.9

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.10

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K*

10.11

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.12

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.13

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.14

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.15

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.16

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.19

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.20

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.21

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.22

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K. *

10.24

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.25

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.26

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K*.

10.27	Independent Consultant Agreement, dated as of January 1, 2011, with former executive officer Robert C. Golden.*

10.28	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.29	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010).*

10.30

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.33

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35	First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010.

10.36

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on2Form 10-K.*

10.37

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.38

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39	Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011).*

10.40

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42	First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010.

10.43

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.44

The Prudential Severance Plan for Senior Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.45

First Amendment to the Prudential Severance Plan for Senior Executives dated April 28, 2010. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.46

The Prudential Severance Plan for Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.47	First Amendment to the Prudential Severance Plan for Executives dated April 28, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.48	The Prudential Severance Plan (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.49	First Amendment to the Prudential Severance Plan dated April 28, 2010. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.50

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

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2010 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$10,930	$11,298	$11,298
States, municipalities and political subdivisions	2,254	2,231	2,231
Foreign governments	47,414	50,239	50,239
Asset-backed securities	12,459	10,991	10,991
Residential mortgage-backed securities	9,551	9,970	9,970
Commercial mortgage-backed securities	11,443	12,037	12,037
Public utilities	16,760	17,901	17,901
Convertibles and bonds with warrants attached	0	0	0
All other corporate bonds	76,856	80,214	80,214
Redeemable preferred stock	87	102	102

Total fixed maturities, available for sale	$187,754	$194,983	$194,983

Fixed maturities, held to maturity:
Bonds:
Foreign governments	$1,199	$1,283	$1,199
Asset-backed securities	1,179	1,226	1,179
Residential mortgage-backed securities	1,314	1,383	1,314
Commercial mortgage-backed securities	475	581	475
All other corporate bonds	1,059	1,004	1,059

Total fixed maturities, held to maturity	$5,226	$5,477	$5,226

Equity securities:
Common Stocks:
Public utilities	$162	$187	$187
Banks, trust and insurance companies	479	525	525
Industrial, miscellaneous and other	4,968	6,159	6,159
Nonredeemable preferred stocks	30	29	29
Perpetual preferred stocks	830	841	841

Total equity securities, available for sale	$6,469	$7,741	$7,741

Trading account assets supporting insurance liabilities(2)(3)	$17,328		$17,771
Other trading account assets(2)	4,225		4,225
Commercial mortgage and other loans(4)	31,831		31,831
Policy loans	10,667		10,667
Short-term investments(5)	5,297		5,297
Other long-term investments	6,171		6,171

Total investments	$274,968		$283,912

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $30,396 million and uncollateralized loans of $1,435 million.
(5)	“Short-term investments” include securities purchased under agreements to resell.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2010 and 2009

(in millions)

	2010	2009
ASSETS
Investment contracts from subsidiaries	$983	$1,770
Fixed maturities, available for sale, at fair value (amortized cost: 2010—$195; 2009—$198)	197	197
Other investments	1,086	661

Total investments	2,266	2,628
Cash and cash equivalents	5,587	3,170
Due from subsidiaries	654	383
Loans receivable from subsidiaries	6,792	4,965
Investment in subsidiaries	38,014	32,641
Other assets	640	354

TOTAL ASSETS	$53,953	$44,141

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$1,400	$1,078
Loans payable to subsidiaries	1,226	1,180
Short-term debt	769	203
Long-term debt	16,841	14,465
Income taxes payable	382	1,127
Other liabilities	407	359

Total liabilities	21,025	18,412

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized 660,110,810 and 641,762,089 shares issued at December 31, 2010 and 2009, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	0	0

Additional paid-in capital	24,223	23,235
Common Stock held in treasury, at cost (176,312,047 and 179,650,931 shares at December 31, 2010 and 2009, respectively)	(11,173)	(11,390)

Accumulated other comprehensive income (loss)	2,978	(443)
Retained earnings	16,381	13,787

Total Prudential Financial, Inc. equity	32,415	25,195

Noncontrolling interests	513	534

Total equity	32,928	25,729

TOTAL LIABILITIES AND EQUITY	$53,953	$44,141

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
REVENUES
Net investment income	$84	$132	$281
Realized investment gains (losses), net	185	210	(144)
Affiliated interest revenue	212	162	322
Other income	(35)	53	(30)

Total revenues	446	557	429

EXPENSES
General and administrative expenses	38	29	33
Interest expense	941	839	908

Total expenses	979	868	941

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(533)	(311)	(512)

Income taxes:
Current	73	(172)	(72)
Deferred	(226)	118	(145)

Total income tax benefit	(153)	(54)	(217)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(380)	(257)	(295)

Equity in earnings of subsidiaries	3,586	3,345	(786)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,206	3,088	(1,081)

Income from discontinued operations, net of taxes	0	2	0

NET INCOME (LOSS)	3,206	3,090	(1,081)

Less: Income (loss) attributable to noncontrolling interests	11	(34)	36

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,195	$3,124	$(1,117)

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,206	$3,090	$(1,081)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,586)	(3,345)	786
Realized investment gains (losses), net	(185)	(210)	144
Dividends received from subsidiaries	3,863	388	2,752
Change in:
Due to/from subsidiaries, net	224	397	423
Other, net	(996)	860	176

Cash flows from operating activities	2,526	1,180	3,200

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	99	0	0
Long-term investments	799	1,359	420
Short-term investments	1,661	3,049	1,931
Payments for the purchase of:
Fixed maturities, available for sale	(98)	(198)	0
Long-term investments	0	0	(1,034)
Short-term investments	(2,086)	(3,002)	(2,291)
Capital contributions to subsidiaries	(2,199)	(1,567)	(2,761)
Returns of capital contributions from subsidiaries	112	917	523
Loans to subsidiaries, net of maturities	(1,870)	(1,500)	2,267
Other, investing	42	168	(123)

Cash flows used in investing activities	(3,540)	(774)	(1,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(1)	(2)	(29)
Cash dividends paid on Common Stock	(556)	(328)	(298)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	0	0	(2,161)
Common Stock reissued for exercise of stock options	98	64	105
Proceeds from the issuance of Common Stock	970	1,391	0
Proceeds from the issuance of debt (maturities longer than 90 days)	3,349	2,640	4,070
Repayments of debt (maturities longer than 90 days)	(621)	(3,446)	(4,413)
Repayments of loans from subsidiaries	(130)	0	(215)
Proceeds from loans payable to subsidiaries	149	0	30
Net change in financing arrangements (maturities of 90 days or less)	169	(1,190)	221
Excess tax benefits from share-based payment arrangements	6	0	2
Other, financing	17	(73)	(55)

Cash flows from (used in) financing activities	3,431	(963)	(2,762)

Effect of foreign exchange rate change on cash balances	0	0	0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,417	(557)	(630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,170	3,727	4,357

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,587	$3,170	$3,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$910	$893	$919
Cash paid (refunds received) during the period for taxes	$812	$(977)	$451

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital transactions	$106	$0	$2,371
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$(44)	$(907)	$(139)
Capital transactions with subsidiary in the form of a tax liability	$0	$(313)	$9
Treasury Stock shares issued for stock-based compensation programs	$74	$100	$95

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2010 and 2009 primarily consisted of government agency securities and money market funds.

3.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2010	December 31, 2009
			(in millions)
Short-term debt:
Commercial Paper			$283	$146
Floating rate convertible senior notes(1)			0	2
Current portion of long-term debt			486	55

Total short-term debt			$769	$203

Long-term debt:
Fixed rate notes	2011-2040	2.75%-7.38%	$14,964	$12,557
Floating rate notes	2011-2020	(2)	358	390
Junior subordinated notes	2068	8.88%-9.00%	1,519	1,518

Total long-term debt			$16,841	$14,465

(1)	For information on the terms of these notes see Note 14 to the Consolidated Financial Statements.
(2)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 0% to 5.47% in 2010 and 0.00% to 7.69% in 2009.

Short-term Debt

Commercial Paper

Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. The weighted average interest rate on outstanding commercial paper was approximately 0.43% and 0.44% at December 31, 2010 and 2009, respectively.

Convertible Senior Notes

On December 12, 2007 and December 7, 2006, Prudential Financial issued in a private placement $3.0 billion and $2.0 billion, respectively, of floating rate convertible senior notes that are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock, at a stated conversion price of $132.39 and $104.21 per share, respectively. Holders of the notes may require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. During 2009 and 2008, $2,147 million and $853 million, respectively, of the $3.0 billion floating rate convertible senior notes were repurchased by Prudential Financial at the request of the holders or through individually negotiated transactions. In addition, during both 2010 and 2009, $2 million of the $2.0 billion floating rate convertible senior notes were repurchased by Prudential Financial at the request of the holders. Prior to 2009, an aggregate amount of $1,996 million of the $2.0 billion floating rate convertible senior notes was repurchased by the Company at the request of the holders. As of December 31, 2010, an aggregate amount of $0.4 million of these floating rate convertible senior notes remain outstanding.

Credit Facilities

As of December 31, 2010, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4,108 million of unsecured committed credit facilities, of which Prudential Financial is the sole borrower party to a $1,250 million credit facility. These facilities have terms ranging from one to five years. There were no outstanding borrowings under these credit facilities as of December 31, 2010. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs, discussed above. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

These credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type. The Company’s ability to borrow under the facilities is conditioned on the continued satisfaction of customary conditions, including, for the facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and, in the case of each of the facilities, Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth. For the credit facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the minimum level of consolidated net worth of Prudential Financial is $12.5 billion, which for this purpose is based upon U.S. GAAP equity, excluding net unrealized gains and losses on investments. For the credit facility on which Prudential Financial is the sole borrower party, the minimum level of consolidated net worth of Prudential Financial is $19.0 billion, which for this purpose is based upon U.S. GAAP equity, excluding accumulated other comprehensive income (loss).

As of December 31, 2010, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. The Company’s ability to borrow under the facilities is not contingent on its credit ratings nor subject to material adverse change clauses.

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

Other

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was decreased by $15 million and $5 million for the years ended December 31, 2010 and 2009, respectively.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2010, Prudential Financial’s contractual maturities for long-term debt:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt	$16,841	$0	$2,718	$4,087	$10,036

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $4 million and $5 million as of December 31, 2010 and 2009, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2010 and 2009, Prudential Financial paid $1 million and $1 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. Prudential Financial remains obligated to disburse $4 million of demutualization consideration to the governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws.

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received dividends and/or returns of capital from the following holding companies:

	2010	2009	2008
	(in millions)
Prudential Holdings, LLC	$3,000	$0	$1,500
International insurance and investments holding companies	205	952	762
Prudential Asset Management Holding Company	247	266	847
Prudential Annuities Life Assurance Corporation	470	28	109
Other holding companies	53	59	57

Total	$3,975	$1,305	$3,275

5.    GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2010, there was $874 million outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2010, Prudential Financial has accrued liabilities of $2 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2010 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$3,392	$1,244	$0	$12,398	$1,475	$878	$883	$244	$1,018
Retirement	283	14,742	241	44,780	1,267	3,235	4,285	33	909
Asset Management	0	0	0	0	0	124	0	25	1,347

U.S. Retirement Solutions and Investment Management Division	3,675	15,986	241	57,178	2,742	4,237	5,168	302	3,274

Individual Life	4,261	3,971	0	8,774	1,689	903	1,404	218	693
Group Insurance	392	5,913	171	7,194	4,685	668	4,487	25	733

U.S. Individual Life and Group Insurance Division	4,653	9,884	171	15,968	6,374	1,571	5,891	243	1,426

International Insurance	7,494	55,307	249	29,000	9,516	2,450	7,906	866	1,300
International Investments	0	0	0	0	0	5	0	0	302

International Insurance and Investments Division	7,494	55,307	249	29,000	9,516	2,455	7,906	866	1,602

Corporate and Other	(150)	403	1	(1,015)	(58)	365	(5)	(41)	999

Total Financial Services Businesses	15,672	81,580	662	101,131	18,574	8,628	18,960	1,370	7,301

Closed Block Business	763	51,632	0	8,688	3,007	3,247	5,723	67	571

Total	$16,435	$133,212	$662	$109,819	$21,581	$11,875	$24,683	$1,437	$7,872

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2009 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,449	$1,487	$0	$13,938	$886	$979	$762	$482	$875
Retirement	273	13,701	147	44,216	800	3,309	4,115	22	854
Asset Management	0	0	0	0	0	90	0	18	1,198

U.S. Retirement Solutions and Investment Management Division	2,722	15,188	147	58,154	1,686	4,378	4,877	522	2,927

Individual Life	4,179	3,461	0	8,088	1,711	809	1,305	186	715
Group Insurance	371	5,500	161	6,796	4,535	623	4,252	22	687

U.S. Individual Life and Group Insurance Division	4,550	8,961	161	14,884	6,246	1,432	5,557	208	1,402

International Insurance	6,627	48,849	230	25,186	8,245	2,158	6,646	776	1,203
International Investments	0	0	0	0	0	4	0	0	274

International Insurance and Investments Division	6,627	48,849	230	25,186	8,245	2,162	6,646	776	1,477

Corporate and Other	(148)	394	1	(1,818)	(49)	253	(77)	(33)	1,007

Total Financial Services Businesses	13,751	73,392	539	96,406	16,128	8,225	17,003	1,473	6,813

Closed Block Business	827	51,776	0	6,514	3,250	3,178	5,125	21	579

Total	$14,578	$125,168	$539	$102,920	$19,378	$11,403	$22,128	$1,494	$7,392

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2008 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,329	$4,808	$0	$17,426	$1,189	$800	$1,474	$369	$1,238
Retirement	354	13,350	93	44,858	770	3,564	2,672	17	824
Asset Management	0	0	0	0	0	85	0	20	1,406

U.S. Retirement Solutions and Investment Management Division	2,683	18,158	93	62,284	1,959	4,449	4,146	406	3,468

Individual Life	4,226	3,019	0	7,403	1,679	749	1,196	372	740
Group Insurance	347	5,036	158	6,229	4,227	647	3,966	15	640

U.S. Individual Life and Group Insurance Division	4,573	8,055	158	13,632	5,906	1,396	5,162	387	1,380

International Insurance	6,051	43,134	183	22,212	7,172	1,957	5,421	611	1,004
International Investments	0	0	0	0	0	29	0	0	453

International Insurance and Investments Division	6,051	43,134	183	22,212	7,172	1,986	5,421	611	1,457

Corporate and Other	(180)	439	1	(3,503)	(39)	609	5	(47)	777

Total Financial Services Businesses	13,127	69,786	435	94,625	14,998	8,440	14,734	1,357	7,082

Closed Block Business	1,999	51,730	0	6,658	3,608	3,421	6,350	67	626

Total	$15,126	$121,516	$435	$101,283	$18,606	$11,861	$21,084	$1,424	$7,708

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2010, 2009 and 2008 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2010
Life Insurance Face Amount In Force	$3,251,332	$421,442	$25,058	$2,854,948	0.9%

Premiums:
Life Insurance	$17,646	$1,224	$163	$16,585	1.0%
Accident and Health Insurance	1,714	39	0	1,675	0%
Property & Liability Insurance	0	0	0	0	0%

Total Premiums	$19,360	$1,263	$163	$18,260	0.9%

2009
Life Insurance Face Amount In Force	$2,971,838	$394,814	$18,113	$2,595,137	0.7%

Premiums:
Life Insurance	$16,266	$1,311	$90	$15,045	0.6%
Accident and Health Insurance	1,521	21	0	1,500	0%
Property & Liability Insurance	0	0	0	0	0%

Total Premiums	$17,787	$1,332	$90	$16,545	0.5%

2008
Life Insurance Face Amount In Force	$2,772,863	$352,741	$5,389	$2,425,511	0.2%

Premiums:
Life Insurance	$15,339	$1,218	$31	$14,152	0.2%
Accident and Health Insurance	1,329	15	1	1,315	0.1%
Property & Liability Insurance	0	0	1	1	100.0%

Total Premiums	$16,668	$1,233	$33	$15,468	0.2%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2010
Allowance for losses on commercial mortgage and other loans	$698	$0	$0		$125	(a)	$2	$575
Valuation allowance on deferred tax asset	276	119	0		10	(b)	1	386

	$974	$119	$0		$135		$3	$961

2009
Allowance for losses on commercial mortgage and other loans	$332	$0	$468	(c)	$105	(e)	$3	$698
Valuation allowance on deferred tax asset	265	4	124	(d)	121	(b)	4	276

	$597	$4	$592		$226		$7	$974

2008
Allowance for losses on commercial mortgage and other loans	$173	$0	$155	(c)	$1	(e)	$5	$332
Valuation allowance on deferred tax asset	324	0	27	(d)	35	(b)	(51)	265

	$497	$0	$182		$36		$(46)	$597

(a)	Represents release of allowance for losses and charge-offs, net of recoveries.
(b)	Represents, primarily, utilization and expiration of net operating losses.
(c)	Represents additions to allowance for losses.
(d)	Represents additional valuation allowance to offset the establishment of gross deferred tax asset.
(e)	Represents charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 25th day of February, 2011.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011:

Name	Title

/s/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

JON F. HANSON* Jon F. Hanson	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

Name	Title

MARTINA HUND-MEJEAN* Martina Hund-Mejean	Director

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

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

10.4

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 13, 2010). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2010 Quarterly Report on Form 10-Q *

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.6

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.7

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.8	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.9

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.10

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K*

10.11

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.12

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.13

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.14

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.15

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.16

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2007 Quarterly Report on Form 10-Q.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.19

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.20

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.21

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.22

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K. *

10.24

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.25

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.26

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K*.

10.27	Independent Consultant Agreement, dated as of January 1, 2011, with former executive officer Robert C. Golden.*

10.28	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.29	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010).*

10.30

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.33

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35	First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010.

10.36

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on2Form 10-K.*

10.37

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.38

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39	Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011).*

10.40

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42	First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010.

10.43

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.44

The Prudential Severance Plan for Senior Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.45

First Amendment to the Prudential Severance Plan for Senior Executives dated April 28, 2010. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.46

The Prudential Severance Plan for Executives (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.47	First Amendment to the Prudential Severance Plan for Executives dated April 28, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.48	The Prudential Severance Plan (amended and restated effective as of September 1, 2009). Incorporated by reference to Exhibit 10.4 to the Registrant’s September 30, 2009 Quarterly Report on Form 10-Q.*

10.49	First Amendment to the Prudential Severance Plan dated April 28, 2010. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2010 Quarterly Report on Form 10-Q.*

10.50

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