Form 10-Q
period 2011-03-31
PRUDENTIAL FINANCIAL INC
filed 2011-05-06
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 486 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the acquisition of certain insurance operations of American International Group, Inc. in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of certain risks relating to our businesses and investment in our securities.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2011 and December 31, 2010 (in millions, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2011—$225,735; 2010—$187,754)(1)	$231,817	$194,983
Fixed maturities, held to maturity, at amortized cost (fair value: 2011—$5,283; 2010—$5,477)(1)	5,102	5,226
Trading account assets supporting insurance liabilities, at fair value(1)	18,314	17,771
Other trading account assets, at fair value	3,758	4,225
Equity securities, available for sale, at fair value (cost: 2011—$8,557; 2010—$6,469)	10,110	7,741
Commercial mortgage and other loans (includes $287 and $364 measured at fair value under the fair value option at March 31, 2011 and December 31, 2010, respectively)(1)	32,960	31,831
Policy loans	11,272	10,667
Other long-term investments (includes $264 and $258 measured at fair value under the fair value option at March 31, 2011 and December 31, 2010, respectively)(1)	7,959	6,171
Short-term investments(1)	7,018	5,297

Total investments	328,310	283,912
Cash and cash equivalents(1)	10,995	12,915
Accrued investment income(1)	2,760	2,377
Deferred policy acquisition costs	16,973	16,435
Other assets(1)	21,588	16,439
Separate account assets(1)	218,382	207,776

TOTAL ASSETS	$599,008	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$153,888	$133,874
Policyholders’ account balances	133,031	106,441
Policyholders’ dividends	3,594	3,378
Securities sold under agreements to repurchase	5,750	5,885
Cash collateral for loaned securities	2,297	2,171
Income taxes	5,602	6,353
Short-term debt	2,432	1,982
Long-term debt	24,033	23,653
Other liabilities(1)	16,753	15,413
Separate account liabilities(1)	218,382	207,776

Total liabilities	565,762	506,926

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,110,831 and 660,110,810 shares issued at March 31, 2011 and December 31, 2010, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	0	0
Additional paid-in capital	24,210	24,223
Common Stock held in treasury, at cost (174,559,414 and 176,312,047 shares at March 31, 2011 and December 31, 2010, respectively)	(11,062)	(11,173)
Accumulated other comprehensive income (loss)	2,564	2,978
Retained earnings	16,978	16,381

Total Prudential Financial, Inc. equity	32,696	32,415

Noncontrolling interests	550	513

Total equity	33,246	32,928

TOTAL LIABILITIES AND EQUITY	$599,008	$539,854

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010 (in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES
Premiums	$5,521	$4,242
Policy charges and fee income	948	816
Net investment income	3,118	2,872
Asset management fees and other income	649	928
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(575)	(1,249)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	471	995
Other realized investment gains (losses), net	54	643

Total realized investment gains (losses), net	(50)	389

Total revenues	10,186	9,247

BENEFITS AND EXPENSES
Policyholders’ benefits	5,433	4,243
Interest credited to policyholders’ account balances	823	1,235
Dividends to policyholders	548	517
Amortization of deferred policy acquisition costs	459	426
General and administrative expenses	2,219	1,817

Total benefits and expenses	9,482	8,238

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	704	1,009

Income tax expense	190	351

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	514	658
Equity in earnings of operating joint ventures, net of taxes	105	10

INCOME FROM CONTINUING OPERATIONS	619	668
Income from discontinued operations, net of taxes	14	3

NET INCOME	633	671
Less: Income (loss) attributable to noncontrolling interests	25	(26)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$608	$697

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.19	$1.16
Income from discontinued operations, net of taxes	0.03	0.00

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.22	$1.16

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.17	$1.15
Income from discontinued operations, net of taxes	0.03	0.00

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.20	$1.15

Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$5.00	$75.50
Income from discontinued operations, net of taxes	0.00	0.00

Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$5.00	$75.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Three Months Ended March 31, 2011 and 2010 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Contributions from noncontrolling interests						0	6	6
Distributions to noncontrolling interests						0	0	0
Consolidations/deconsolidations of noncontrolling interests						0	0	0
Stock-based compensation programs		(13)	(11)	111		87		87
Comprehensive income:
Net income			608			608	25	633
Other comprehensive income (loss), net of tax					(414)	(414)	6	(408)

Total comprehensive income (loss)						194	31	225

Balance, March 31, 2011	$6	$24,210	$16,978	$(11,062)	$2,564	$32,696	$550	$33,246

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(4)	(4)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(47)	(6)	100		47		47
Comprehensive income:
Net income			697			697	(26)	671
Other comprehensive income (loss), net of tax					1,063	1,063	0	1,063

Total comprehensive income (loss)						1,760	(26)	1,734

Balance, March 31, 2010	$6	$23,186	$14,478	$(11,290)	$620	$27,000	$506	$27,506

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010 (in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$633	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	50	(389)
Policy charges and fee income	(298)	(277)
Interest credited to policyholders’ account balances	823	1,235
Depreciation and amortization	(19)	(31)
Gains on trading account assets supporting insurance liabilities, net	21	(253)
Change in:
Deferred policy acquisition costs	(449)	(294)
Future policy benefits and other insurance liabilities	1,699	930
Other trading account assets	60	(298)
Income taxes	166	(1,238)
Other, net	(455)	(107)

Cash flows from (used in) operating activities	2,231	(51)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	6,902	5,598
Fixed maturities, held to maturity	139	114
Trading account assets supporting insurance liabilities and other trading account assets	4,420	14,974
Equity securities, available for sale	424	833
Commercial mortgage and other loans	944	997
Policy loans	465	418
Other long-term investments	368	106
Short-term investments	3,925	4,332
Payments for the purchase/origination of:
Fixed maturities, available for sale	(8,048)	(9,600)
Fixed maturities, held to maturity	(12)	(57)
Trading account assets supporting insurance liabilities and other trading account assets	(4,523)	(15,098)
Equity securities, available for sale	(438)	(750)
Commercial mortgage and other loans	(1,260)	(487)
Policy loans	(405)	(379)
Other long-term investments	(174)	(117)
Short-term investments	(4,056)	(4,691)
Acquisition of subsidiaries, net of cash acquired.	(2,321)	0
Other, net	(282)	137

Cash flows used in investing activities	(3,932)	(3,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,544	5,302
Policyholders’ account withdrawals	(5,580)	(5,859)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(6)	145
Cash dividends paid on Common Stock	(41)	(34)
Net change in financing arrangements (maturities 90 days or less)	537	108
Common Stock reissued for exercise of stock options	47	30
Proceeds from the issuance of debt (maturities longer than 90 days)	144	1,407
Repayments of debt (maturities longer than 90 days)	(334)	(1,020)
Excess tax benefits from share-based payment arrangements	6	5
Other, net	(488)	201

Cash flows from (used in) financing activities	(171)	285

Effect of foreign exchange rate changes on cash balances	(48)	(102)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,920)	(3,538)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,915	13,164

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,995	$9,626

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$56	$67

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance. The Company’s real estate and relocation services business, as well as businesses that are not sufficiently material to warrant separate disclosure, and divested businesses, are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 6), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, except for the adjustment described below under “Out of Period Adjustment.” Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; value of business acquired and its amortization; amortization of sales inducements; measurement of goodwill and any related impairment; valuation of investments including derivatives and the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Out of Period Adjustment

For the three months ended March 31, 2011, the Company recorded an out of period adjustment that decreased “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” by $95 million. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by the Gibraltar Life Insurance Company, Ltd. consolidated operations (“Gibraltar Life operations”), that were reclassified from available for sale to held to maturity in December 2008. The adjustment, which had no impact on the carrying value of these securities, resulted from using the contractual maturities of the securities rather than the expected effective duration of the securities as the basis for the amortization of the unrealized losses that existed when the securities were reclassified. The adjustment had no impact on adjusted operating income, the Company’s measure of segment performance, and is not material to any previously reported quarterly or annual financial statements. For further information on the presentation of segment results and a definition of adjusted operating income, see Note 11.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 13 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions, used in a non-broker-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities available for sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Other collateralized loans primarily include senior loans made by the Company’s international insurance businesses and loans made to the Company’s real estate franchisees. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for sale which are reported at the lower of cost or fair value; loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses and net of an allowance for losses; and loans reported at fair value under the fair value option. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 4 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When the Company discontinues accruing interest on a loan, any accrued but uncollectible interest on the loan and other loans backed by the same collateral, if any, is charged to interest income in the same period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, or the loan has been modified, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments. Short-term investments held in the broker-dealer operations are marked-to-market through “Asset management fees and other income.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a foreign currency denominated security in an unrealized loss position approaches maturity.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives are used in a non-broker-dealer capacity in insurance, investment and international businesses, and treasury operations to manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of non-broker-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives are also used in a derivative broker-dealer capacity in the Company’s global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Asset management fees and other income” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that modifies the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In December 2010, the FASB issued authoritative guidance that specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance expands the supplemental pro forma disclosures required for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The disclosures included in Note 3 reflect this guidance.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

December 15, 2010. The required disclosures are included above and in Note 4. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring.

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 13.

Future Adoption of New Accounting Pronouncements

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co, Ltd. (collectively, the “Star and Edison

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The purchase price is subject to post-closing adjustments and may be adjusted in future periods if it is determined that the combined solvency capital of the Star and Edison Businesses as of the acquisition date is calculated to be more or less than the required amount as set forth in the stock purchase agreement. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities are Japanese corporations and their businesses are in Japan.

The Star and Edison Businesses primarily distribute individual life insurance, fixed annuities, and certain health products with fixed benefits through captive agents, independent agents, and banks. The addition of these operations to the Company’s existing businesses will increase its scale in the Japanese insurance market and provide complementary distribution opportunities.

Prudential Financial intends to make a Section 338(g) election under the Internal Revenue Code with respect to the acquisition resulting in the acquired entities being treated for U.S. tax purposes as newly-incorporated companies. Under such election, the U.S. tax basis of the assets acquired and liabilities assumed of the Star and Edison Businesses were adjusted as of February 1, 2011 to reflect the consequences of the Section 338(g) election.

Although the acquisition of the Star and Edison Businesses included the acquisition of multiple entities, the Company views this as a single acquisition and reports it as such in the following disclosures.

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired (“VOBA”)	3,671
Goodwill	205
Other assets(1)(2)	873

Total assets acquired	50,013
Future policy benefits	18,809
Policyholders’ account balances(3)	26,124
Long-term debt	496
Other liabilities	371

Total liabilities assumed	45,800

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, includes $55 million of related party assets. Other assets includes $86 million of related party assets.
(2)	Includes $691 million of deferred taxes representing the difference between U.S. GAAP and local tax basis. In accordance with U.S. GAAP, the reversal of deferred tax assets recorded on the statements of financial position as of the acquisition date for Star and Edison are estimated to result in additional tax expense in the future of approximately $450 million.
(3)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

VOBA

Value of business acquired (“VOBA”), which is established in accordance with purchase accounting guidance, is an intangible asset associated with the acquired in force insurance contracts representing the difference between the fair value and carrying value of the liabilities, determined as of the acquisition date. The fair value of the liabilities, and hence VOBA, reflects the cost of the capital attributable to the acquired insurance contracts. VOBA will be amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits will include both actual experience as it arises and estimates of gross profits for future periods. The Company will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. VOBA is reported as a component of “Other assets” and the amortization of VOBA is reported in “General and administrative expenses.” The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition are as follows: 48% related to accident and health insurance products, 47% related to individual life insurance, and 5% related to fixed annuities.

The following table provides estimated future amortization of VOBA, net of interest, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
2011	$335
2012	$351
2013	$308
2014	$274
2015	$234
2016 and thereafter	$2,169

Goodwill

As a result of the acquisition of the Star and Edison Businesses, the Company recognized an asset for goodwill representing the excess of the acquisition cost over the net fair value of the assets acquired and liabilities assumed. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $205 million. As a result of the Section 338(g) election and the assumed repatriation of U.S. GAAP earnings, the Company currently estimates 100% of this amount to be U.S. tax deductible in the future. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The test will be performed at the reporting unit level which for this acquisition is the International Insurance segment’s Gibraltar Life and Other operations.

Results of the Star and Edison Businesses since the Acquisition Date

The Star and Edison Businesses use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Due to this one month reporting lag, the Company’s Unaudited Interim Consolidated Financial Statements as of March 31, 2011 include one month of results for the Star and Edison Businesses. The following table presents selected financial information reflecting results for the Star and Edison Businesses from February 1, 2011 through February 28, 2011 that are included in the Company’s Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2011.

Results for the Star and Edison Businesses from February 1, 2011 through February 28, 2011
(in millions)
Total revenues	$304
Income from continuing operations	$(17)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The results of the Star and Edison Businesses in the table above do not reflect the impact of transaction and integration costs on the Company’s results. Transaction costs represent costs directly related to effecting the acquisition. Integration costs are costs associated with the integration of the core operations of the Star and Edison Businesses with the Gibraltar Life operations. Both transaction and integration costs are expensed as incurred and are included in “General and administrative expenses.” For the three months ended March 31, 2011, the Company incurred $47 million of transaction and integration costs reflected in the International Insurance segment, which primarily represent fees paid to bankers and advisers in connection with the acquisition, and $8 million of costs related to the acquisition reflected in Corporate and Other operations.

Supplemental Unaudited Pro Forma Information

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of December 1, 2009. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods. The pro forma information does not reflect the impact of future events that may occur, including but not limited to, expense efficiencies arising from the acquisition and also does not give effect to certain one-time charges that the Company expects to incur, such as restructuring and integration costs.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Total revenues	$11,506	$9,869
Income from continuing operations	784	384
Net income attributable to Prudential Financial, Inc.	773	413

Earnings per share—Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.53	$0.52
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.56	0.53
Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.51	$0.52
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.54	0.53

Earnings per share—Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$5.00	$75.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	5.00	75.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Global commodities business	$15	$7
Real estate investments sold or held for sale	14	2
Korean asset management operations	0	1
Other	1	(1)

Income from discontinued operations before income taxes	30	9
Income tax expense	16	6

Income from discontinued operations, net of taxes	$14	$3

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agrees to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale are Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. The purchase price will be approximately equal to the book value of the Global Commodities Business as of the closing date determined in accordance with U.S. GAAP, which was approximately $430 million as of December 31, 2010. The transaction is expected to close in June 2011, following the receipt of regulatory approvals and the satisfaction of other customary conditions to closing. Due to the execution of this agreement, the results of the Global Commodities Business are now reflected in discontinued operations.

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

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Total assets	$6,290	$7,068
Total liabilities	$5,846	$6,646

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,016	$545	$457	$12,104	$0
Obligations of U.S. states and their political subdivisions	2,340	33	78	2,295	0
Foreign government bonds	61,327	2,370	180	63,517	0
Corporate securities	114,801	6,234	2,090	118,945	(35)
Asset-backed securities(1)	13,262	221	1,478	12,005	(1,260)
Commercial mortgage-backed securities	12,847	658	60	13,445	3
Residential mortgage-backed securities(2)	9,142	440	76	9,506	(12)

Total fixed maturities, available for sale(3)	$225,735	$10,501	$4,419	$231,817	$(1,304)

Equity securities, available for sale(3)	$8,557	$1,666	$113	$10,110

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Includes fixed maturities of $35,682 million at amortized cost ($35,737 million, fair value) and equity securities of $1,917 million at amortized cost ($1,935 million, fair value) related to the Star and Edison Businesses.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $581 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,172	$48	$0	$1,220	$0
Corporate securities(1)	1,056	11	72	995	0
Asset-backed securities(2)	1,185	41	1	1,225	0
Commercial mortgage-backed securities	466	99	0	565	0
Residential mortgage-backed securities(3)	1,223	56	1	1,278	0

Total fixed maturities, held to maturity(1)	$5,102	$255	$74	$5,283	$0

(1)	Excludes notes with amortized cost of $250 million (fair value, $250 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,930	$663	$295	$11,298	$0
Obligations of U.S. states and their political subdivisions	2,254	43	66	2,231	0
Foreign government bonds	47,414	2,920	95	50,239	0
Corporate securities	93,703	6,503	1,989	98,217	(30)
Asset-backed securities(1)	12,459	214	1,682	10,991	(1,413)
Commercial mortgage-backed securities	11,443	663	69	12,037	1
Residential mortgage-backed securities(2)	9,551	491	72	9,970	(13)

Total fixed maturities, available for sale	$187,754	$11,497	$4,268	$194,983	$(1,455)

Equity securities, available for sale	$6,469	$1,393	$121	$7,741

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $606 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,199	$84	$0	$1,283	$0
Corporate securities	1,059	12	67	1,004	0
Asset-backed securities(1)	1,179	48	1	1,226	0
Commercial mortgage-backed securities	475	106	0	581	0
Residential mortgage-backed securities(2)	1,314	69	0	1,383	0

Total fixed maturities, held to maturity	$5,226	$319	$68	$5,477	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2011, are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$10,787	$11,040	$0	$0
Due after one year through five years	46,543	48,045	54	55
Due after five years through ten years	50,892	52,595	197	203
Due after ten years(1)	82,262	85,181	1,977	1,957
Asset-backed securities	13,262	12,005	1,185	1,225
Commercial mortgage-backed securities	12,847	13,445	466	565
Residential mortgage-backed securities	9,142	9,506	1,223	1,278

Total(1)	$225,735	$231,817	$5,102	$5,283

(1)	Excludes notes with amortized cost of $250 million (fair value, $250 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$3,141	$2,248
Proceeds from maturities/repayments	3,931	3,457
Gross investment gains from sales, prepayments, and maturities	197	89
Gross investment losses from sales and maturities	(68)	(58)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	139	114

Equity securities, available for sale
Proceeds from sales	$480	$892
Gross investment gains from sales	97	134
Gross investment losses from sales	(13)	(24)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(104)	$(254)
Writedowns for impairments on equity securities	(22)	(69)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2011	2010
	(in millions)
Balance, beginning of period	$1,493	$1,752
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(168)	(197)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	(7)
Credit loss impairment recognized in the current period on securities not previously impaired	17	114
Additional credit loss impairments recognized in the current period on securities previously impaired	46	81
Increases due to the passage of time on previously recorded credit losses	14	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(9)	(19)

Balance, end of period	$1,392	$1,753

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$539	$539	$697	$697

Fixed maturities:
Corporate securities	9,799	10,296	9,581	10,118
Commercial mortgage-backed securities	2,383	2,427	2,352	2,407
Residential mortgage-backed securities(1)	1,446	1,458	1,350	1,363
Asset-backed securities(2)	1,325	1,216	1,158	1,030
Foreign government bonds	620	625	567	569
U.S. government authorities and agencies and obligations of U.S. states	522	503	467	448

Total fixed maturities	16,095	16,525	15,475	15,935
Equity securities	1,281	1,250	1,156	1,139

Total trading account assets supporting insurance liabilities	$17,915	$18,314	$17,328	$17,771

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $(44) million and $240 million during the three months ended March 31, 2011 and 2010, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$4	$4	$3	$3

Fixed maturities:
Asset-backed securities	644	609	706	661
Residential mortgage-backed securities	282	182	301	181
Corporate securities	300	313	319	318
Commercial mortgage-backed securities	134	103	144	103
U.S. government authorities and agencies and obligations of U.S. states	476	478	212	214
Foreign government bonds	40	40	25	25

Total fixed maturities	1,876	1,725	1,707	1,502

Other	16	21	16	20
Equity securities	423	432	548	561

Subtotal	2,319	2,182	2,274	2,086

Derivative instruments		1,576		2,139

Total other trading account assets	$2,319	$3,758	$2,274	$4,225

The net change in unrealized gains (losses) from other trading account assets, excluding derivatives instruments, still held at period end, recorded within “Asset management fees and other income” were $51 million and $90 million during the three months ended March 31, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of March 31, 2011 and December 31, 2010, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$50,611	$52,024	$38,647	$40,752
Fixed maturities, held to maturity	1,171	1,220	1,199	1,283
Trading account assets supporting insurance liabilities	449	452	418	424
Other trading account assets	36	36	23	24
Short-term investments	184	184	0	0
Cash equivalents	0	0	0	0

Total	$52,451	$53,916	$40,287	$42,483

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$4,272	$4,574	$3,963	$4,238
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	1	1	1	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$4,290	$4,593	$3,981	$4,258

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office buildings	$5,950	19.7%	$5,803	19.5%
Retail	6,467	21.5	6,388	21.4
Apartments/Multi-Family	4,963	16.5	5,140	17.2
Industrial buildings	6,620	22.0	6,576	22.1
Hospitality	1,573	5.2	1,584	5.3
Other	2,491	8.3	2,440	8.2

Total commercial mortgage loans	28,064	93.2	27,931	93.7

Agricultural property loans	2,062	6.8	1,893	6.3

Total commercial and agricultural mortgage loans by property type	30,126	100.0%	29,824	100.0%

Valuation allowance	(491)		(505)

Total net commercial and agricultural mortgage loans by property type	29,635		29,319

Other loans
Uncollateralized loans	2,083		1,468
Residential property loans	1,071		891
Other collateralized loans	237		223

Total other loans	3,391		2,582
Valuation allowance	(66)		(70)

Total net other loans	3,325		2,512

Total commercial mortgage and other loans(1)	$32,960		$31,831

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (25%), New York (10%) and Texas (7%) at March 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(20)	6	(1)	0	0	(15)
Charge-offs, net of recoveries	0	0	0	(3)	0	(3)
Change in foreign exchange	0	0	0	0	0	0

Total Ending Balance	$477	$14	$16	$17	$33	$557

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$639	$0	$18	$20	$21	$698
Addition to / (release of) allowance of losses	(125)	8	(2)	1	11	(107)
Charge-offs, net of recoveries	(17)	0	0	(1)	0	(18)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance	$497	$8	$17	$20	$33	$575

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$251	$6	$0	$17	$15	$289
Ending Balance: collectively evaluated for impairment	226	8	16	0	18	268
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$477	$14	$16	$17	$33	$557

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,113	$42	$0	$146	$36	$2,337
Ending balance gross of reserves: collectively evaluated for impairment	25,951	2,020	1,071	91	2,047	31,180
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$28,064	$2,062	$1,071	$237	$2,083	$33,517

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$264	$0	$0	$20	$16	$300
Ending Balance: collectively evaluated for impairment	233	8	17	0	17	275
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$497	$8	$17	$20	$33	$575

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,279	$39	$0	$147	$36	$2,501
Ending balance gross of reserves: collectively evaluated for impairment	25,652	1,854	891	76	1,432	29,905
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$27,931	$1,893	$891	$223	$1,468	$32,406

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

	As of March 31, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(3)	Interest Income Recognized(2)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$0	$0
Retail	0	0	0	0	0
Office	4	80	0	2	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	1	61	0	32	0
Other	9	9	0	5	0

Total commercial mortgage loans	14	150	0	39	0

Agricultural property loans	1	1	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	12	17	0	6	0

Total with no related allowance	$27	$168	$0	$46	$0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$26	$26	$19	$22	$0
Retail	144	144	19	150	1
Office	37	37	7	40	0
Apartments/Multi-Family	322	322	109	322	1
Hospitality	207	207	73	213	0
Other	122	122	24	108	1

Total commercial mortgage loans	858	858	251	855	3

Agricultural property loans	18	18	6	9	0
Residential property loans	0	0	0	13	0
Other collateralized loans	25	25	17	27	0
Uncollateralized loans	24	24	15	30	0

Total with related allowance	$925	$925	$289	$934	$3

Total:
Commercial mortgage loans	$872	$1,008	$251	$894	$3
Agricultural property loans	19	19	6	10	0
Residential property loans	0	0	0	13	0
Other collateralized loans	25	25	17	27	0
Uncollateralized loans	36	41	15	36	0

Total	$952	$1,093	$289	$980	$3

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.
(3)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0
Retail	0	0	0
Office	0	0	0
Apartments/Multi-Family	0	0	0
Hospitality	64	64	0
Other	0	0	0

Total commercial mortgage loans	64	64	0

Agricultural property loans	1	1	0
Residential property loans	0	0	0
Other collateralized loans	0	0	0
Uncollateralized loans	0	12	0

Total with no related allowance	$65	$77	$0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$18	$18	$18
Retail	155	155	23
Office	43	43	10
Apartments/Multi-Family	323	323	103
Hospitality	218	218	89
Other	95	96	21

Total commercial mortgage loans	852	853	264

Agricultural property loans	0	0	0
Residential property loans	26	31	0
Other collateralized loans	29	29	19
Uncollateralized loans	35	38	16

Total with related allowance	$942	$951	$299

Total:
Commercial mortgage loans	$916	$917	$264
Agricultural property loans	1	1	0
Residential property loans	26	31	0
Other collateralized loans	29	29	19
Uncollateralized loans	35	50	16

Total	$1,007	$1,028	$299

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $750 million at December 31, 2010. Net investment income recognized on these loans totaled $35 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for commercial mortgage and other loans.

The net carrying value of commercial loans held for sale by the Company as of March 31, 2011 and December 31, 2010 was $94 million and $136 million, respectively. As of March 31, 2011 and December 31, 2010, all of the Company’s commercial loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of March 31, 2011, $94 million and, as of December 31, 2010, $136 million, respectively, of loans held for sale are subject to such arrangements.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the credit quality indicators as of March 31, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$856	$161	$205	$212	$55	$24	$1,513
50%-59.99%	323	99	180	100	35	33	770
60%-69.99%	203	337	322	588	265	126	1,841
70%-79.99%	71	97	453	509	404	74	1,608
80%-89.99%	0	0	47	128	56	269	500
90%-100%	0	0	0	17	0	206	223
Greater than 100%	0	16	0	6	26	117	165

Total Industrial	$1,453	$710	$1,207	$1,560	$841	$849	$6,620

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$602	$328	$464	$75	$41	$4	$1,514
50%-59.99%	640	90	432	66	155	1	1,384
60%-69.99%	469	306	761	301	93	4	1,934
70%-79.99%	81	46	346	551	123	17	1,164
80%-89.99%	0	0	49	117	23	0	189
90%-100%	0	0	20	0	40	38	98
Greater than 100%	0	0	13	2	169	0	184

Total Retail	$1,792	$770	$2,085	$1,112	$644	$64	$6,467

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,776	$60	$260	$165	$13	$41	$2,315
50%-59.99%	386	197	220	75	84	16	978
60%-69.99%	83	432	74	405	54	113	1,161
70%-79.99%	19	19	31	84	37	586	776
80%-89.99%	6	13	124	40	29	43	255
90%-100%	0	0	17	113	174	62	366
Greater than 100%	0	0	29	32	20	18	99

Total Office	$2,270	$721	$755	$914	$411	$879	$5,950

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Apartments/Multi-Family
	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$736	$244	$208	$174	$266	$77	$1,705
50%-59.99%	16	0	150	103	79	7	355
60%-69.99%	103	16	188	202	92	46	647
70%-79.99%	74	65	135	291	135	123	823
80%-89.99%	0	0	82	36	158	116	392
90%-100%	20	0	0	75	20	152	267
Greater than 100%	0	0	113	156	82	423	774

Total Apartments/Multi-Family	$949	$325	$876	$1,037	$832	$944	$4,963

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$250	$29	$7	$145	$0	$0	$431
50%-59.99%	21	0	0	0	0	0	21
60%-69.99%	66	35	52	238	70	0	461
70%-79.99%	0	0	54	76	48	0	178
80%-89.99%	0	0	77	0	71	19	167
90%-100%	0	0	19	0	0	88	107
Greater than 100%	0	46	4	10	24	124	208

Total Hospitality	$337	$110	$213	$469	$213	$231	$1,573

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$329	$0	$13	$76	$1	$2	$421
50%-59.99%	46	0	46	0	0	0	92
60%-69.99%	57	180	32	411	122	7	809
70%-79.99%	3	67	346	170	13	0	599
80%-89.99%	134	0	45	173	11	6	369
90%-100%	0	0	0	0	21	9	30
Greater than 100%	0	0	0	0	11	160	171

Total Other	$569	$247	$482	$830	$179	$184	$2,491

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans
	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$415	$88	$404	$452	$79	$0	$1,438
50%-59.99%	42	133	30	25	0	0	230
60%-69.99%	160	0	186	0	0	0	346
70%-79.99%	0	11	0	0	0	37	48
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	0	0
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$617	$232	$620	$477	$79	$37	$2,062

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$4,964	$910	$1,561	$1,299	$455	$148	$9,337
50%-59.99%	1,474	519	1,058	369	353	57	3,830
60%-69.99%	1,141	1,306	1,615	2,145	696	296	7,199
70%-79.99%	248	305	1,365	1,681	760	837	5,196
80%-89.99%	140	13	424	494	348	453	1,872
90%-100%	20	0	56	205	255	555	1,091
Greater than 100%	0	62	159	206	332	842	1,601

Total Commercial Mortgage and Agricultural	$7,987	$3,115	$6,238	$6,399	$3,199	$3,188	$30,126

See Note 2 for further discussion regarding the credit quality of other loans.

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio—December 31, 2010
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

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—December 31, 2010
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

	Debt Service Coverage Ratio—December 31, 2010
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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Apartments/Multi-Family
	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$737	$209	$332	$197	$271	$66	$1,812
50%-59.99%	24	20	114	173	65	8	404
60%-69.99%	96	17	177	250	100	27	667
70%-79.99%	70	47	137	226	119	65	664
80%-89.99%	0	0	52	96	301	105	554
90%-100%	20	0	8	75	21	199	323
Greater than 100%	0	0	0	156	56	504	716

Total Apartments/Multi-Family	$947	$293	$820	$1,173	$933	$974	$5,140

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$153	$0	$128	$120	$0	$28	$429
50%-59.99%	21	0	0	0	0	0	21
60%-69.99%	0	36	52	156	59	11	314
70%-79.99%	0	0	6	243	0	0	249
80%-89.99%	0	4	72	0	72	101	249
90%-100%	0	0	19	0	0	88	107
Greater than 100%	0	0	0	59	35	121	215

Total Hospitality	$174	$40	$277	$578	$166	$349	$1,584

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$377	$0	$14	$19	$0	$1	$411
50%-59.99%	40	14	25	59	0	0	138
60%-69.99%	57	193	37	457	123	7	874
70%-79.99%	3	67	194	107	74	0	445
80%-89.99%	133	0	45	135	11	6	330
90%-100%	0	0	0	0	0	10	10
Greater than 100%	0	0	0	38	33	161	232

Total Other	$610	$274	$315	$815	$241	$185	$2,440

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2010
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

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—December 31, 2010
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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses.

	As of March 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,620	$0	$0	$0	$0	$0	$6,620
Retail	6,438	0	11	0	18	29	6,467
Office	5,917	33	0	0	0	33	5,950
Apartments/Multi-Family	4,699	0	33	0	231	264	4,963
Hospitality	1,501	0	0	0	72	72	1,573
Other	2,430	8	0	0	53	61	2,491

Total commercial mortgage loans	27,605	41	44	0	374	459	28,064

Agricultural property loans	2,021	0	3	0	38	41	2,062
Residential property loans	1,018	21	8	0	24	53	1,071
Other collateralized loans	228	0	0	0	9	9	237
Uncollateralized loans	2,083	0	0	0	0	0	2,083

Total	$32,955	$62	$55	$0	$445	$562	$33,517

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,576	$0	$0	$0	$0	$0	$6,576
Retail	6,298	71	0	0	19	90	6,388
Office	5,774	22	0	0	7	29	5,803
Apartments/Multi-Family	4,907	33	15	0	185	233	5,140
Hospitality	1,467	11	10	0	96	117	1,584
Other	2,370	17	0	0	53	70	2,440

Total commercial mortgage loans	27,392	154	25	0	360	539	27,931

Agricultural property loans	1,853	1	0	0	39	40	1,893
Residential property loans	847	19	3	0	22	44	891
Other collateralized loans	212	0	0	0	11	11	223
Uncollateralized loans	1,468	0	0	0	0	0	1,468

Total	$31,772	$174	$28	$0	$432	$634	$32,406

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	March 31, 2011	December 31, 2010
	(in millions)
Commercial mortgage loans:
Industrial	$26	$43
Retail	144	146
Office	62	65
Apartments/Multi-Family	371	410
Hospitality	220	290
Other	161	151

Total commercial mortgage loans	984	1,105

Agricultural property loans	40	39
Residential property loans	24	22
Other collateralized loans	46	50
Uncollateralized loans	36	35

Total	$1,130	$1,251

The following table sets forth the commercial mortgage and other loans sold and acquired during the period ended March 31, 2011:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Acquired(1)	$52	$0	$219	$2	$565	$838
Sold(2)	0	0	0	0	0	0

(1)	Reported at purchase price of commercial mortgage and other loans acquired.
(2)	Reported at book value of commercial mortgage and other loans sold.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, 2011 and 2010 was from the following sources:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Fixed maturities, available for sale	$2,183	$2,054
Fixed maturities, held to maturity	37	34
Equity securities, available for sale	73	70
Trading account assets	211	203
Commercial mortgage and other loans	476	455
Policy loans	144	142
Broker-dealer related receivables	0	0
Short-term investments and cash equivalents	13	10
Other long-term investments	79	4

Gross investment income	3,216	2,972
Less investment expenses	(98)	(100)

Net investment income	$3,118	$2,872

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2011 and 2010 were from the following sources:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Fixed maturities	$25	$(223)
Equity securities	62	41
Commercial mortgage and other loans	11	(7)
Investment real estate	(3)	0
Joint ventures and limited partnerships	(1)	(2)
Derivatives(1)	(161)	576
Other	17	4

Realized investment gains (losses), net	$(50)	$389

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$(849)	$22	$(5)	$334	$174	$(324)
Net investment gains (losses) on investments arising during the period	116				(41)	75
Reclassification adjustment for (gains) losses included in net income	16				(5)	11
Reclassification adjustment for OTTI losses excluded from net income(1)	(9)				3	(6)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(12)			4	(8)
Impact of net unrealized investment (gains) losses on future policy benefits			6		(2)	4
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(26)	9	(17)

Balance, March 31, 2011	$(726)	$10	$1	$308	$142	$(265)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$9,261	$(923)	$(901)	$(2,454)	$(1,514)	$3,469
Net investment gains (losses) on investments arising during the period	(1,183)				437	(746)
Reclassification adjustment for (gains) losses included in net income	82				(29)	53
Reclassification adjustment for OTTI losses excluded from net income(2)	9				(3)	6
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		99			(35)	64
Impact of net unrealized investment (gains) losses on future policy benefits			31		(11)	20
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(9)	3	(6)

Balance, March 31, 2011	$8,169	$(824)	$(870)	$(2,463)	$(1,152)	$2,860

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2011	December 31, 2010
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(726)	$(849)
Fixed maturity securities, available for sale—all other	6,808	8,078
Equity securities, available for sale	1,553	1,272
Derivatives designated as cash flow hedges(1)	(321)	(262)
Other investments(2)	129	173

Net unrealized gains (losses) on investments	$7,443	$8,412

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $146 million of net unrealized losses on held to maturity securities that were transferred from available for sale as of March 31, 2011. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,038	$353	$405	$104	$5,443	$457
Obligations of U.S. states and their political subdivisions	1,403	73	54	5	1,457	78
Foreign government bonds	16,957	160	119	20	17,076	180
Corporate securities	24,590	568	9,450	1,594	34,040	2,162
Commercial mortgage-backed securities	1,340	13	320	47	1,660	60
Asset-backed securities	1,274	13	5,302	1,466	6,576	1,479
Residential mortgage-backed securities	1,140	21	406	56	1,546	77

Total	$51,742	$1,201	$16,056	$3,292	$67,798	$4,493

(1)	Includes $803 million of fair value and $74 million of gross unrealized losses at March 31, 2011 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,677	$207	$422	$88	$4,099	$295
Obligations of U.S. states and their political subdivisions	1,273	60	53	6	1,326	66
Foreign government bonds	2,599	76	125	19	2,724	95
Corporate securities	12,385	460	9,982	1,596	22,367	2,056
Commercial mortgage-backed securities	552	9	350	60	902	69
Asset-backed securities	1,365	16	5,499	1,667	6,864	1,683
Residential mortgage-backed securities	897	17	447	55	1,344	72

Total	$22,748	$845	$16,878	$3,491	$39,626	$4,336

(1)	Includes $590 million of fair value and $68 million of gross unrealized losses at December 31, 2010 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

The gross unrealized losses at March 31, 2011 and December 31, 2010 are composed of $3,278 million and $2,950 million related to high or highest quality securities based on NAIC or equivalent rating and $1,215 million and $1,386 million, related to other than high or highest quality securities based on NAIC or equivalent

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

rating, respectively. At March 31, 2011, $2,264 million of the gross unrealized losses represented declines in value of greater than 20%, $461 million of which had been in that position for less than six months, as compared to $2,238 million at December 31, 2010 that represented declines in value of greater than 20%, $386 million of which had been in that position for less than six months. At March 31, 2011, the $3,292 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, services, and finance sectors of the Company’s corporate securities. At December 31, 2010, the $3,491 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,699	$80	$327	$33	$2,026	$113

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,098	$87	$326	$34	$1,424	$121

At March 31, 2011, $26 million of the gross unrealized losses represented declines in value of greater than 20%, $11 million of which had been in that position for less than six months. At December 31, 2010, $35 million of the gross unrealized losses represented declines in value of greater than 20%, $18 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2011 or December 31, 2010.

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

If the Company determines that it is the VIE’s “primary beneficiary,” it consolidates the VIE. There are currently two models for determining whether or not the Company is the “primary beneficiary” of a VIE. The first relates to those VIE’s that have the characteristics of an investment company and for which certain other conditions are true. These conditions are that (1) the Company does not have the implicit or explicit obligation to fund losses of the VIE and (2) the VIE is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualified special-purpose entity. In this model the Company is the primary beneficiary if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns and would be required to consolidate the VIE.

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

	March 31, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$48	$49
Commercial mortgage and other loans	326	341
Other long-term investments	16	17
Short-term investments	10	0
Cash and cash equivalents	103	84
Accrued investment income	1	1
Other assets	3	3
Separate account assets	4	4

Total assets of consolidated VIEs	$511	$499

Other liabilities	$380	$379
Separate account liabilities	4	4

Total liabilities of consolidated VIEs	$384	$383

The Company also consolidates a VIE whose beneficial interests are wholly-owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

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

	March 31, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$128	$136
Fixed maturities, held to maturity	1,106	1,130
Trading account assets supporting insurance liabilities	9	9
Other long-term investments	201	(119)
Cash and cash equivalents	(2)	(2)
Accrued investment income	4	5
Other assets	1	0

Total assets of consolidated VIEs	$1,447	$1,159

Other liabilities	$13	$0

Total liabilities of consolidated VIEs	$13	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,548 million and $3,509 million at March 31, 2011 and December 31, 2010, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs that it sponsors, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

relationship with unconsolidated VIEs it sponsors is limited to its investment in the VIEs, which was $512 million and $506 million at March 31, 2011 and December 31, 2010. These investments are reflected in “Fixed maturities, available for sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,207 million and $8,979 million as of March 31, 2011 and December 31, 2010, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,515 million and $3,535 million as of March 31, 2011 and December 31, 2010, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $5.3 billion and $5.0 billion as of March 31, 2011 and December 31, 2010, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $786 million and $754 million at March 31, 2011 and December 31, 2010, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of March 31, 2011 and December 31, 2010, the Company recognized a policyholder dividend obligation of $156 million and $126 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $2,150 million and $2,117 million at March 31, 2011 and December 31, 2010, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,484	$51,632
Policyholders’ dividends payable	948	909
Policyholders’ dividend obligation	2,306	2,243
Policyholders’ account balances	5,519	5,536
Other Closed Block liabilities	4,876	4,637

Total Closed Block Liabilities	65,133	64,957

Closed Block Assets
Fixed maturities, available for sale, at fair value	40,717	41,044
Other trading account assets, at fair value	152	150
Equity securities, available for sale, at fair value	3,775	3,545
Commercial mortgage and other loans	8,010	7,827
Policy loans	5,346	5,377
Other long-term investments	1,707	1,662
Short-term investments	875	1,119

Total investments	60,582	60,724
Cash and cash equivalents	397	345
Accrued investment income	626	600
Other Closed Block assets	519	275

Total Closed Block Assets	62,124	61,944

Excess of reported Closed Block Liabilities over Closed Block Assets	3,009	3,013
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	2,127	2,092
Allocated to policyholder dividend obligation	(2,150)	(2,117)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,986	$2,988

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2011
(in millions)
Balance, January 1	$2,243
Impact from earnings allocable to policyholder dividend obligation	30
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	33

Balance, March 31	$2,306

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Revenues
Premiums	$691	$711
Net investment income	748	735
Realized investment gains (losses), net	30	278
Other income	16	7

Total Closed Block revenues	1,485	1,731

Benefits and Expenses
Policyholders’ benefits	814	840
Interest credited to policyholders’ account balances	34	35
Dividends to policyholders	517	491
General and administrative expenses	132	139

Total Closed Block benefits and expenses	1,497	1,505

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(12)	226
Income tax expense (benefit)	(14)	(26)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	2	252
Income from discontinued operations, net of taxes	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$2	$252

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(1.8)	1.8	0.0

Balance, March 31, 2011	660.1	174.5	485.6	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$633	$671
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	131	(35)
Change in net unrealized investments gains (losses)(1)	(550)	1,078
Change in pension and postretirement unrecognized net periodic benefit	11	20

Other comprehensive income (loss)(2)	(408)	1,063

Comprehensive income	225	1,734

Comprehensive (income) loss attributable to noncontrolling interests	(31)	26

Comprehensive income attributable to Prudential Financial, Inc.	$194	$1,760

(1)	Includes cash flow hedges of $(39) million and $40 million for the three months ended March 31, 2011 and 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense (benefit) of $(307) million and $524 million for the three months ended March 31, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2011 and 2010 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Change in component during period	125	(550)	11	(414)

Balance, March 31, 2011	$1,270	$2,595	$(1,301)	$2,564

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Change in component during period	(35)	1,078	20	1,063

Balance, March 31, 2010	$639	$1,589	$(1,608)	$620

(1)	Includes cash flow hedges $(208) million and $(169) million as of March 31, 2011 and December 31, 2010, respectively, and $(165) million and $(205) million as of March 31, 2010 and December 31, 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$600			$507
Direct equity adjustment	9			10
Less: Income (loss) attributable to noncontrolling interests	25			(26)
Less: Earnings allocated to participating unvested share-based payment awards	8			7

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$576	484.9	$1.19	$536	463.0	$1.16

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$8			$7
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	8			7
Stock options		3.5			2.9
Deferred and long-term compensation programs		0.4			0.5
Exchangeable Surplus Notes	4	5.1		4	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$580	493.9	$1.17	$540	471.5	$1.15

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2011 and 2010 were based on 6.5 million and 5.8 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended March 31, 2011 and 2010, 9.0 million and 10.9 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.10

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and $71.29 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

	Three Months Ended March 31,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$19			$161
Less: Direct equity adjustment	9			10

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$10	2.0	$5.00	$151	2.0	$75.50

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At March 31, 2011 and December 31, 2010, the weighted average maturity of total commercial paper outstanding was 19 and 34 days, respectively.

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

Prudential Funding, LLC, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings generally have served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	March 31, 2011	December 31, 2010
	(in millions)
Prudential Financial	$291	$283
Prudential Funding, LLC	1,168	874

Total outstanding commercial paper borrowings	$1,459	$1,157

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2010, the 5% limitation equates to a maximum amount of pledged assets of $7.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.1 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2011, Prudential Insurance had pledged qualifying assets with a fair value of $2.7 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of March 31, 2011.

As of March 31, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of March 31, 2011, Prudential Bank & Trust, FSB had advances of $139 million outstanding under the FHLBB facility.

Credit Facilities

As of March 31, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4,108 million of unsecured committed credit facilities, which includes a $1,250 million credit facility on which Prudential Financial is the sole borrower party. These facilities have remaining terms ranging from nine months to five years. There were no outstanding borrowings under these credit facilities as of March 31, 2011. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. For additional information on these credit facilities, see Note 14 to the Company’s Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

Star and Edison Acquisition

On February 1, 2011, the Company completed the acquisition of the Star and Edison Businesses from AIG. In conjunction with this acquisition, the Company assumed ¥47.8 billion of long-term debt of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion of debt that does not have a stated maturity date. The carrying value of the debt at March 31, 2011 was $489 million. The Star and Edison Businesses hold $79 million of the Company’s medium-term notes. As a result, the consolidation of the Star and Edison Businesses with the Company effects a $79 million reduction of the Company’s consolidated long-term debt.

Surplus Notes

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes. At March 31, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security that is redeemable under certain circumstances including upon the occurrence of specified stress events affecting the subsidiary issuer. Interest and principal payments on the surplus notes and on the debt security will be settled on a net basis because valid rights of set-off exist. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Arizona Department of Insurance.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Components of net periodic (benefit) cost
Service cost	$50	$45	$3	$3
Interest cost	120	117	27	28
Expected return on plan assets	(180)	(186)	(24)	(27)
Amortization of prior service cost	6	6	(3)	(3)
Amortization of actuarial (gain) loss, net	10	10	9	10
Special termination benefits	1	1	0	0

Net periodic (benefit) cost(1)	$7	$(7)	$12	$11

(1)	Includes net periodic cost for pensions of $4 million for the three months ended March 31, 2011 related to the Star and Edison acquisition.

On February 1, 2011 Prudential Financial completed the acquisition of the Star and Edison Businesses. As a result of the acquisition, the Company expects that it will increase its cash contributions to the pension plans in 2011 by $70 million from approximately $110 million to $180 million.

11. SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass six reportable segments. The Company’s real estate and relocation services business, as well as businesses that are not sufficiently material to warrant separate disclosure and divested businesses are included in Corporate and Other operations within the Financial Services Businesses. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. The transaction is expected to close in June 2011. As a result, the Company has reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. In addition, the remaining business activities in the Company’s International Investments segment have been reclassified and included in the International Insurance segment. The reclassification of the remaining international investment business activities to the International Insurance segment had no impact on total adjusted operating income or net income of the Financial Services Businesses or the Closed Block Business.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; and payments associated with the market value adjustment features related to certain of the annuity products the Company sells. Prior to its final payment in the second quarter of 2010, the related charges associated with policyholder dividends included a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that was paid as a special dividend to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets including certain portions of the net realized investment gains and losses related to the embedded derivatives and related hedging positions associated with the living benefit features of certain products. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $38 million and $19 million for the three months ended March 31, 2011 and 2010, respectively). As of March 31, 2011 and December 31, 2010, the fair value of open contracts used for this purpose were net liabilities of $164 million and $252 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $64 million and $70 million for the three months ended March 31, 2011 and 2010, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $12 million and $7 million for the three months ended March 31, 2011 and 2010, respectively, related to certain derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of March 31, 2011, related to certain derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)
Segment:
International Insurance	$699	29 years
Asset Management	24	9 years
Corporate and Other	(46)	6 years

Total deferred gain (loss)	$677

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $27 million and losses of $21 million for the three months ended March 31, 2011 and 2010, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $47 million and $39 million, for the three months ended March 31, 2011 and 2010, respectively.

The Company has certain assets and liabilities for which, under GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these foreign currency related and certain other adjustments was to exclude from adjusted operating income net losses of $204 million and $57 million for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the Company recorded an out of period adjustment that decreased income from continuing operations before equity in earnings of operating joint ventures by $95 million. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by the Gibraltar Life operations that were reclassified from available for sale to held-to-maturity in December 2008. The adjustment, which had no impact on the carrying value of the U.S. dollar denominated collateralized mortgage-backed securities, resulted from amortizing the unrealized losses that existed when the securities were reclassified over a period greater than the expected effective duration of the securities. The adjustment does not impact current or prior period adjusted operating income of any segments and is included as a component of the foreign currency related and certain other adjustments discussed above.

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. as described in Note 15, the Company has recorded additional losses of $65 million in the first quarter of 2011 related to the unsecured portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. This loss is recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and is excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net,” which is consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” Any subsequent recoveries arising from this settlement will also be excluded from adjusted operating income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$292	$244
Retirement	172	169
Asset Management	154	83

Total U.S. Retirement Solutions and Investment Management Division	618	496

Individual Life	96	91
Group Insurance	40	53

Total U.S. Individual Life and Group Insurance Division	136	144

International Insurance	672	491

Total International Insurance Division	672	491

Corporate Operations	(262)	(203)
Real Estate and Relocation Services	(10)	(7)

Total Corporate and Other	(272)	(210)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,154	921

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(356)	67
Charges related to realized investment gains (losses), net	(4)	(127)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	252
Change in experience-rated contractholder liabilities due to asset value changes	34	(320)
Divested businesses	(1)	(7)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(133)	(36)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	677	750

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	27	259

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$704	$1,009

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Financial Services Businesses:
Individual Annuities	$898	$759
Retirement	1,206	1,129
Asset Management	548	379

Total U.S. Retirement Solutions and Investment Management Division	2,652	2,267

Individual Life	725	687
Group Insurance	1,506	1,311

Total U.S. Individual Life and Group Insurance Division	2,231	1,998

International Insurance	4,328	2,947

Total International Insurance Division	4,328	2,947

Corporate Operations	(54)	(65)
Real Estate and Relocation Services	44	41

Total Corporate and Other	(10)	(24)

Total	9,201	7,188

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(356)	67
Charges related to realized investment gains (losses), net	(34)	(44)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	252
Divested businesses	3	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(158)	(10)

Total Financial Services Businesses	8,639	7,455

Closed Block Business	1,547	1,792

Total per Unaudited Interim Consolidated Financial Statements	$10,186	$9,247

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Asset Management segment intersegment revenues	$112	$90

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	March 31, 2011	December 31, 2010
	(in millions)
Individual Annuities	$116,561	$108,879
Retirement	132,011	130,854
Asset Management	33,852	32,920

Total U.S. Retirement Solutions and Investment Management Division	282,424	272,653

Individual Life	41,954	41,131
Group Insurance	35,819	35,490

Total U.S. Individual Life and Group Insurance Division	77,773	76,621

International Insurance	154,650	103,097

Total International Insurance Division	154,650	103,097

Corporate Operations	15,529	19,090
Real Estate and Relocation Services	667	685

Total Corporate and Other	16,196	19,775

Total Financial Services Businesses	531,043	472,146

Closed Block Business	67,965	67,708

Total	$599,008	$539,854

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2010, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or first quarter 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company has received a refund of approximately $3 million which represents the taxes associated with the previously agreed upon DRD adjustment plus interest. These activities had no impact on the Company’s 2010 or first quarter 2011 results.

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

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2010 or first quarter 2011 results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2011 and December 31, 2010, these over-rides on a net basis were not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2011
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,104	$0	$		$12,104
Obligations of U.S. states and their political subdivisions	0	2,295	0			2,295
Foreign government bonds	0	63,490	27			63,517
Corporate securities	6	117,242	1,697			118,945
Asset-backed securities	0	9,249	2,756			12,005
Commercial mortgage-backed securities	0	13,302	143			13,445
Residential mortgage-backed securities	0	9,485	21			9,506

Subtotal	6	227,167	4,644			231,817

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	322	0			322
Obligations of U.S. states and their political subdivisions	0	181	0			181
Foreign government bonds	0	625	0			625
Corporate securities	0	10,187	109			10,296
Asset-backed securities	0	830	386			1,216
Commercial mortgage-backed securities	0	2,422	5			2,427
Residential mortgage-backed securities	0	1,455	3			1,458
Equity securities	1,034	135	81			1,250
Short-term investments and cash equivalents	484	55	0			539

Subtotal	1,518	16,212	584			18,314

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	160	0			160
Obligations of U.S. states and their political subdivisions	318	0	0			318
Foreign government bonds	1	39	0			40
Corporate securities	4	271	38			313
Asset-backed securities	0	526	83			609
Commercial mortgage-backed securities	0	82	21			103
Residential mortgage-backed securities	0	166	16			182
Equity securities	230	38	164			432
All other activity	82	7,064	103		(5,648)	1,601

Subtotal	635	8,346	425		(5,648)	3,758

Equity securities, available for sale	6,279	2,176	1,655			10,110
Commercial mortgage and other loans	0	94	178			272
Other long-term investments	41	8	804			853
Short-term investments	3,152	3,446	0			6,598
Cash equivalents	1,822	4,144	0			5,966
Other assets	3,306	79	9			3,394

Subtotal excluding separate account assets	16,759	261,672	8,299		(5,648)	281,082
Separate account assets(1)	45,441	156,309	16,632			218,382

Total assets	$62,200	$417,981	$24,931		$(5,648)	$499,464

Future policy benefits	$0	$0	$(694)	$		$(694)
Long-term debt	0	0	0			0
Other liabilities	0	6,793	3		(5,557)	1,239

Total liabilities	$0	$6,793	$(691)		$(5,557)	$545

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,298	$0	$		$11,298
Obligations of U.S. states and their political subdivisions	0	2,231	0			2,231
Foreign government bonds	0	50,212	27			50,239
Corporate securities	5	97,025	1,187			98,217
Asset-backed securities	0	9,238	1,753			10,991
Commercial mortgage-backed securities	0	11,907	130			12,037
Residential mortgage-backed securities	0	9,947	23			9,970

Subtotal	5	191,858	3,120			194,983

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	269	35			318
Asset-backed securities	0	607	54			661
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	393	142	26			561
All other	33	7,899	134		(5,904)	2,162

Subtotal	559	9,284	286		(5,904)	4,225

Equity securities, available for sale	4,458	2,928	355			7,741
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	129	768			934
Short-term investments	3,307	1,669	0			4,976
Cash equivalents	2,475	6,661	0			9,136
Other assets	2,785	0	9			2,794

Subtotal excluding separate account assets	15,167	228,560	5,085		(5,904)	242,908
Separate account assets(1)	43,273	148,711	15,792			207,776

Total assets	$58,440	$377,271	$20,877		$(5,904)	$450,684

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,736	3		(5,712)	1,028

Total liabilities	$1	$6,736	$(201)		$(5,712)	$824

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by the customers and policyholders.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonableness, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of March 31, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

Commercial Mortgage and Other Loans—The fair value of commercial mortgage loans held for investment (i.e. interim portfolio) and accounted for using the Fair Value Option are determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. The quality ratings for these loans, a primary determinant of the appropriate credit spread and a significant component of the pricing input, are based on internally-developed methodology. As a result, these loans are included in Level 3 in the fair value hierarchy.

The fair value of loans held for sale (i.e. agency-backed loans) and accounted for using the Fair Value Option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a pre-determined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of pre-determined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s exchange-traded futures and options include treasury futures, eurodollar futures, commodity futures, eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Assets and Other Liabilities—Other assets carried at fair value include U.S. Treasury bills held within the global commodities group whose fair values are based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. As a result, they are reported in the Level 1 hierarchy. Included in other liabilities are various derivatives contracts executed within the global commodities group, including exchange-traded futures, foreign currency and commodity contracts. The fair values of these derivative instruments are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

Future Policy Benefits—The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2011 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Transfers between Levels 1 and 2—There were no transfers between Levels 1 and 2 for the three months ended March 31, 2011. During the three months ended March 31, 2010, $2.9 billion of Separate Account assets transferred from Level 2 to Level 1. The assets that transferred were foreign common stocks. This transfer was the result of no adjustment being made at March 31, 2010 for the fair value of these assets beyond the quoted market price. An adjustment was made to the quoted market prices of these types of assets to reflect events that occurred after foreign trading markets closed and prior to the close of U.S. trading markets on that day.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Three Months Ended March 31, 2011
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(17)	24	(2)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(10)	26	(1)	0
Net investment income	0	3	8	(1)	0
Purchases	0	360	424	0	0
Sales	0	(7)	(105)	(16)	0
Issuances	0	3	0	0	0
Settlements	0	(63)	(51)	0	(1)
Foreign currency translation	0	2	9	2	0
Other(1)	0	146	502	31	(1)
Transfers into Level 3(2)	0	108	221	0	0
Transfers out of Level 3(2)	0	(15)	(55)	0	0

Fair Value, end of period	$27	$1,697	$2,756	$143	$21

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(13)	$2	$(8)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$(7)	$32	$5	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(4)	3	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	1	0	0
Purchases	45	178	0	0
Sales	(11)	0	0	0
Issuances	0	0	0	0
Settlements	(8)	(17)	0	0
Foreign currency translation	0	0	0	0
Other(1)	0	15	0	(15)
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	0	(20)	0	0

Fair Value, end of period	$109	$386	$5	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(1)	$3	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	1	0	5	4	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	0	0
Purchases	1	5	0	0	0
Sales	(1)	(2)	(3)	(3)	(5)
Issuances	0	0	0	0	0
Settlements	0	0	(2)	0	0
Foreign currency translation	0	0	1	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	76	0	37	2	1
Transfers out of Level 3(2)	0	0	(10)	(1)	(1)

Fair Value, end of period	$81	$38	$83	$21	$16

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$1	$0	$4	$3	$2
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long- term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(32)	(9)	0	3
Asset management fees and other income	13	2	0	0	31
Included in other comprehensive income (loss)	0	0	22	0	0
Net investment income	0	0	0	0	1
Purchases	1	0	10	0	10
Sales	0	0	(8)	0	(4)
Issuances	0	0	0	0	0
Settlements	(2)	(1)	(1)	(34)	(5)
Foreign currency translation	0	0	14	0	0
Other(1)	0	0	449	0	0
Transfers into Level 3(2)	126	0	824	0	0
Transfers out of Level 3(2)	0	0	(1)	0	0

Fair Value, end of period	$164	$103	$1,655	$178	$804

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(10)	$0	$3
Asset management fees and other income	$12	$2	$0	$0	$21
Included in other comprehensive income (loss)	$0	$0	$23	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$0	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	602	0	(8)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	868	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	831	(111)	0	0
Sales	0	(22)	(1)	0	0
Issuances	0	1	0	0	0
Settlements	0	(512)	0	0	8
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	26	0	0	0
Transfers out of Level 3(2)	0	(352)	0	0	0

Fair Value, end of period	$9	$16,632	$694	$0	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$598	$0	$(8)
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$644	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents assets acquired through the Star and Edison acquisition. Other also includes reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—As a part of an ongoing assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale, Trading Account Assets Supporting Insurance Liabilities—Equity Securities and Other Trading Account Assets—Equity Securities. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Three Months Ended March 31, 2010
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(16)	(60)	(114)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	36	92	40	0
Net investment income	0	7	(36)	0	0
Purchases, sales, issuances and settlements	0	(21)	(311)	2	(2)
Foreign currency translation	0	(1)	(5)	(7)	0
Other(1)	0	0	(8)	56	(48)
Transfers into Level 3(2)	0	66	0	11	2
Transfers out of Level 3(2)	(1)	(18)	(12)	(48)	(30)

Fair Value, end of period	$46	$955	$6,023	$245	$26

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(14)	$(74)	$(114)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$37	$73	$40	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$83	$281	$5	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4)	(2)	0	0
Asset management fees and other income	4	(2)	4	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	1	0	0	0
Purchases, sales, issuances and settlements	(7)	16	(1)	0
Other(1)	0	(9)	9	0
Transfers into Level 3(2)	18	0	31	0
Transfers out of Level 3(2)	0	(7)	0	0

Fair Value, end of period	$95	$277	$48	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(1)	$(3)	$4	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	1	0	0	0	2
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	1	(42)	0	0
Foreign currency translation	0	0	(1)	0	0
Transfers into Level 3(2)	0	1	2	1	7
Transfers out of Level 3(2)	0	0	(2)	(6)	(1)

Fair Value, end of period	$4	$36	$54	$22	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$1	$0	$(1)	$(1)	$2
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(41)	15	(7)	(5)
Asset management fees and other income	0	4	0	0	(16)
Included in other comprehensive income (loss)	0	0	(7)	0	0
Net investment income	0	0	0	0	2
Purchases, sales, issuances and settlements	2	(75)	(42)	0	(1)
Foreign currency translation	(1)	0	(6)	0	0
Transfers into Level 3(2)	0	0	2	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$25	$185	$355	$331	$478

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(41)	$(29)	$(7)	$(5)
Asset management fees and other income	$0	$4	$0	$0	$(18)
Included in other comprehensive income (loss)	$0	$0	$31	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$12,894	$(55)	$(429)	$(6)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	285	0	4
Asset management fees and other income	(7)	0	0	0	0
Interest credited to policyholders’ account balances	0	(188)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances and settlements	0	19	(64)	429	0
Transfers into Level 3(2)	0	8	0	0	0
Transfers out of Level 3(2)	0	(93)	0	0	0

Fair Value, end of period	$20	$12,640	$166	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$282	$0	$4
Asset management fees and other income	$(7)	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(378)	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 are primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	As of March 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$4	$4,543	$0	$		$4,547
Currency	0	1,174	0			1,174
Credit	0	22	3			25
Currency/Interest Rate	0	404	0			404
Equity	2	257	92			351
Commodity	1	273	0			274
Netting(1)					(5,648)	(5,648)

Total derivative assets	$7	$6,673	$95		$(5,648)	$1,127

Derivative liabilities:
Interest Rate	$3	$3,609	$8	$		$3,620
Currency	12	1,322	0			1,334
Credit	0	117	0			117
Currency/Interest Rate	0	934	0			934
Equity	0	94	0			94
Commodity	0	347	0			347
Netting(1)					(5,557)	(5,557)

Total derivative liabilities	$15	$6,423	$8		$(5,557)	$889

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$17	$5,268	$0	$		$5,285
Currency	7	1,054	0			1,061
Credit	0	91	0			91
Currency/Interest Rate	0	544	0			544
Equity	1	392	126			519
Commodity	144	235	0			379
Netting(1)					(5,904)	(5,904)

Total derivative assets	$169	$7,584	$126		$(5,904)	$1,975

Derivative liabilities:
Interest Rate	$18	$4,038	$12	$		$4,068
Currency	0	1,108	0			1,108
Credit	0	116	0			116
Currency/Interest Rate	0	1,068	0			1,068
Equity	0	174	0			174
Commodity	0	314	0			314
Netting(1)					(5,712)	(5,712)

Total derivative liabilities	$18	$6,818	$12		$(5,712)	$1,136

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Three Months Ended March 31, 2011
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$126	$0	$(12)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(33)	3	4
Asset management fees and other income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Insurances	0	0	0
Settlements	(1)	0	0
Foreign currency translation	0	0	0
Other(1)	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$92	$3	$(8)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(33)	$3	$3
Asset management fees and other income	$0	$0	$0

	Three Months Ended March 31, 2010
	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$288	$(6)	$(4)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(67)	4	(5)
Asset management fees and other income	0	0	1
Purchases, sales, issuances and settlements	(47)	0	0
Foreign currency translation	0	0	0
Other(1)	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$174	$(2)	$(8)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(67)	$4	$(5)
Asset management fees and other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $14 million of net losses being recorded for the three months ended March 31, 2011 on certain commercial mortgage loans. The carrying value of these loans as of March 31, 2011 was $163 million. Similar commercial mortgage loan reserve adjustments of $18 million in net losses were recorded for the three months ended March 31, 2010. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

An impairment of $3 million was recorded for the three months ended March 31, 2011 on real estate held for investment. The impairment was based on appraised value and is classified as Level 3 in the valuation hierarchy. Impairments of $4 million were recorded for the three months ended March 31, 2010 on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and other long-term investments, still held as of the reporting dates indicated, where the fair value option has been elected.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$1	$(5)
Other changes in fair value	$(2)	$(2)
Other long-term investments:
Changes in fair value	$4	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2011 and 2010, the Company recorded $4 million and $6 million of interest income, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $287 million and $310 million, respectively, as of March 31, 2011, and $364 million and $393 million, respectively, as December 31, 2010. As of March 31, 2011, loans that were in nonaccrual status had fair values of $77 million and aggregate contractual principal amounts of $87 million, respectively.

The fair value of other long-term investments was $264 million as of March 31, 2011 and $258 million as of December 31, 2010.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,102	$5,283	$5,226	$5,477
Commercial mortgage and other loans(1)	32,960	34,241	31,831	33,129
Policy loans	11,272	13,006	10,667	12,781

Liabilities:
Policyholders’ account balances—investment contracts	$99,418	$100,494	$77,254	$78,757
Short-term and long-term debt	26,465	27,743	25,635	27,094
Debt of consolidated VIEs	382	269	382	265
Bank customer liabilities	1,602	1,620	1,754	1,775

(1)	Includes items carried at fair value under the fair value option.

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, held to maturity

The fair values of public fixed maturity securities are generally based on prices from third party pricing services, which are reviewed to validate reasonability. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities the fair value is based on non-binding broker quotes, if available, or determined using a discounted cash flow model or internally-developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

	March 31, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$5,769	$93	$(352)	$6,436	$109	$(428)
Currency	1,075	4	(12)	1,087	25	(6)
Currency/Interest Rate	3,647	82	(477)	3,521	83	(449)

Total Qualifying Hedge Relationships	$10,491	$179	$(841)	$11,044	$217	$(883)

Non-Qualifying Hedge Relationships
Interest Rate	$135,979	$3,265	$(2,007)	$124,700	$3,746	$(2,124)
Currency	15,436	202	(271)	10,645	219	(396)
Credit	3,377	23	(117)	3,004	91	(114)
Currency/Interest Rate	5,616	186	(339)	5,047	192	(381)
Equity	24,569	360	(95)	26,004	528	(175)

Total Non-Qualifying Hedge Relationships	$184,977	$4,036	$(2,829)	$169,400	$4,776	$(3,190)

Total Derivatives(1)	$195,468	$4,215	$(3,670)	$180,444	$4,993	$(4,073)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net asset of $460 million as of March 31, 2011 and a net liability of $70 million as of December 31, 2010, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$30	$(13)
Net investment income	(31)	(43)
Interest expense—(increase)/decrease	2	3
Interest credited to policyholder account balances—(increase)/decrease	16	18
Currency
Realized investment gains (losses), net	(29)	33
Net investment income	(1)	(1)

Total fair value hedges	(13)	(3)

Cash flow hedges
Interest Rate
Interest expense—(increase)/decrease	(5)	(5)
Interest credited to policyholder account balances—(increase)/decrease	(1)	(1)
Accumulated other comprehensive income (loss)(1)	10	(7)
Currency/Interest Rate
Net investment income	(2)	(3)
Other income	3	(4)
Accumulated other comprehensive income (loss)(1)	(70)	68

Total cash flow hedges	(65)	48

Net investment hedges
Currency
Accumulated other comprehensive income (loss)(1)	(9)	6
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	38	38

Total net investment hedges	29	44

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	(294)	409
Currency	(17)	78
Currency/Interest Rate	(3)	86
Credit	(75)	(46)
Equity	(389)	(290)
Embedded Derivatives (Interest/Equity/Credit)	635	327

Total non-qualifying hedges	$(143)	$564

Total Derivative Impact	$(192)	$653

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending March 31, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2010	$(261)
Net deferred losses on cash flow hedges from January 1 to March 31, 2011	(65)
Amount reclassified into current period earnings	5

Balance, March 31, 2011	$(321)

Using March 31, 2011 values, it is anticipated that a pre-tax loss of approximately $33 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending March 31, 2012, offset by amounts pertaining to the hedged items. As of March 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is approximately 12 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $(44) million and $(73) million as of March 31, 2011 and December 31, 2010, respectively.

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$795	$5	$0	$0	$795	$5
2	25	0	0	0	25	0

Subtotal	820	5	0	0	820	5
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$820	$5	$0	$0	$820	$5

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$295	$3	$0	$0	$295	$3
2	25	0	0	0	25	0

Subtotal	320	3	0	0	320	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$320	$3	$0	$0	$320	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding the credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

Industry	March 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$40	$0
Utilities	0	0	0	0
Finance	500	3	0	0
Services	25	0	25	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0
Other(1)	190	2	190	3
First to Default Baskets(2)	0	0	0	0

Total Credit Derivatives	$820	$5	$320	$3

(1)	Includes the following industries: food/beverage, aerospace/defense, chemical, and others.
(2)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of March 31, 2011 and December 31, 2010 was a liability of $26 million and $26 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income (loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $786 million and $754 million at March 31, 2011 and December 31, 2010, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2011 and December 31, 2010, the Company had $2.057 billion and $2.184 billion of outstanding notional amounts, respectively, reported at fair value as a liability of $73 million and an asset of less than $1 million, respectively.

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

The following table sets forth the income statement impact of derivatives used in a dealer or broker capacity.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Asset management fees and other income
Interest Rate	$2	$(2)
Commodity	24	12
Currency	12	7
Equity	0	3

Total asset management fees and other income	$38	$20

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $548 million as of March 31, 2011. In the normal course of business the Company has posted collateral related to these instruments of $577 million as of March 31, 2011. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2011, the Company estimates that it would be required to post a maximum of $19 million of additional collateral to its certain counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of March 31, 2011
(in millions)
Total outstanding mortgage loan commitments	$2,959
Portion of commitment where prearrangement to sell to investor exists	$1,350

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of March 31, 2011
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$5,144
Expected to be funded from separate accounts	$1,568
Portion of separate account commitments with recourse to Prudential Insurance	$939

(1)	Includes $500 million related to the Company’s agreement with the Fosun Group (Fosun) to create a private equity fund, to be managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

As of March 31, 2011
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,146
Amount of above guarantee that is limited to separate account assets	$2,075
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At March 31, 2011, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Guarantee of Retail Development Project Costs

Previously, the Company had provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that is 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee required that the loan-to-value ratio of the retail development project be maintained at a specified level. If that loan-to-value ratio was not maintained, the Company and its co-owner would be required to jointly and severally pay down the loan balance to obtain the required loan-to-value ratio. Other obligations under the guarantee included guaranteeing the interest-servicing

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. On October 20, 2010, the Company entered into a contract to sell the majority of its ownership interest in the project. During the first quarter of 2011, the loan was refinanced and, as a result, the Company’s obligations under the guarantee have expired. The sale is expected to be completed during 2011.

Indemnification of Securities Lending Transactions

As of March 31, 2011
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$11,269
Fair value of related collateral associated with above indemnifications	$11,508
Accrued liability associated with guarantee	$0

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

Credit Derivatives Written

As of March 31, 2011
(in millions)
Credit derivatives written—maximum amount at risk	$820
Liability associated with guarantee, carried at fair value	$5

As discussed in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives listed above assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of less than 10 years.

Guarantees of Asset Values

As of March 31, 2011
(in millions)
Guaranteed value of third parties assets	$29,253
Fair value of collateral supporting these assets	$29,860
Liability associated with guarantee, carried at fair value	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of March 31, 2011
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$222
Fair value of properties and associated tax credits that secure the guarantee	$256
Accrued liability associated with guarantee	$0

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

Indemnification of Serviced Mortgage Loans

As of March 31, 2011
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,099
First-loss exposure portion of above	$355
Accrued liability associated with guarantees	$28

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and make payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,521 million of mortgages subject to these loss-sharing arrangements as of March 31, 2011, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2011, these mortgages had an average debt service coverage ratio of 1.71 times and an average loan-to-value ratio of 71%. The Company had losses of $1 million related to the indemnifications that were settled in the first three months of 2011. During the first three months of 2010, the Company experienced no such losses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Contingent Consideration

As of March 31, 2011
(in millions)
Maximum potential contingent consideration associated with acquisitions	$105

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of March 31, 2011
(in millions)
Other guarantees where amount can be determined	$141
Accrued liability for other guarantees and indemnifications	$8

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. It is possible that this audit may result in additional payments of abandoned funds to U.S. jurisdictions and to changes in the Company’s practices and procedures for the identification of escheatable funds, which could impact claim payments and reserves, among other consequences.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial statements.

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

Individual Life and Group Insurance

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company.

In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia and Phillips actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. The complaint challenges the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, the Company filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips, Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judicial Panel for Multi-District Litigation and consolidated with the Lucey matter as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. In March 2011, the motion to dismiss was denied.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. The Company moved to dismiss the complaint. In April 2011, the Company withdrew its motion to dismiss the complaint.

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Illinois, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed.

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. In January 2010, the court dismissed the complaint without prejudice. In February 2010, plaintiff sought leave to amend the complaint to add another plaintiff and to name the ERISA welfare plans in which they were participants individually and as representatives of a purported defendant class of ERISA welfare plans for which Prudential offset benefits. The proposed amended complaint alleged that Prudential Insurance and the welfare plans violated ERISA by offsetting family Social Security benefits against Prudential contract benefits and seeks a declaratory judgment that the offsets are unlawful as they are not “loss of time” benefits and recovery of the amounts by which the challenged offsets reduced the disability payments. In August 2010, the court denied leave to amend as to Prudential and plaintiffs subsequently filed a third amended complaint asserting claims on behalf of a purported nationwide class against a purported defendant class of ERISA welfare plans for which Prudential offset family Social Security benefits. The action, now captioned Schultz v. Aviall, Inc. Long Term Disability Plan, asserts the same ERISA violations. In December 2010, an action alleging substantially similar ERISA violations as in the Schultz action, Koehn v. Fireman’s Fund Insurance Company Long Term Disability Plan, was filed in the United States District Court for the Northern District of California. The Koehn complaint, naming only the plan as defendant, asserts that the defendant plan’s long term disability benefits are insured by Prudential and that the terms of the plan were violated by offsetting family Social Security benefits against Prudential contract benefits. The Company had indemnified the defendant plans in both Schultz and Koehn. In March 2011, Koehn settled in principle. In April 2011, Schultz was dismissed.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc.,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims, and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that has resulted in a settlement in principle. In March and April 2011, 188 of the 235 plaintiffs settled and their claims were dismissed. The remaining plaintiffs will participate in a court-ordered proceeding in June 2011 before any further actions may be taken. Amounts paid in settlement were within existing reserves for this matter.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to subprime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement (approximately

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$8.4 million) cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”), a subsidiary of the Company, for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor) or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The declaratory judgment action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely claims against LBSF and LBHI in the Lehman Chapter 11 Cases for any amounts due under the swap agreements, depending on the results of the declaratory judgment action. In October 2009, LBSF and LBHI answered in the declaratory judgment action and asserted counterclaims that PGF breached the swap agreement, seeking a declaratory judgment that PGF had a perfected lien on only $178 million of the collateral that could be applied only to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations, as well as the return of collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI. LBSF and LBHI also asserted cross-claims against Lehman Switzerland seeking return of the collateral. In December 2009, PGF filed a motion for judgment on the pleadings to resolve the matter in its favor. In February 2010, LBSF and LBHI cross-moved for judgment on the pleadings. In March 2011, the matter settled in principle. Under the terms of the settlement, the Company will make a payment in return for Lehman’s release of the demand for the return of collateral. In addition, the Company will pursue certain allowed claims in the bankruptcy proceedings. See “Segment Information” within Note 11 to the Unaudited Interim Consolidated Financial Statements and “Legal Proceedings” within Part II, Item 1 for additional information.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Corporate

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with subprime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage-backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. In June 2010, the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied the motion with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim and, in September 2010, defendants moved to dismiss the restated claim. In April 2011, the matter settled in principle. The settlement will be subject to court approval.

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

Other

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint have resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008 and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. The motion for class certification of the state law claims is pending.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

16. SUBSEQUENT EVENTS

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. The Company’s operations in Japan include its Life Planner operations and Gibraltar Life operations, which include the recently acquired Star and Edison Businesses. The Gibraltar Life operations, including the Star and Edison Businesses, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of March 31, 2011 include the results of operations of the Gibraltar Life operations, including the Star and Edison Businesses, for the three months ended February 28, 2011. Due to this one month reporting lag, the impact on these operations of the events in Japan in March of 2011 are not reflected in the Company’s results of operations for the three months ended March 31, 2011. However, the Company currently estimates that the impact of claims arising from these events on the Gibraltar Life operations, including the Star and Edison Businesses, will result in a pre-tax charge in the second quarter of 2011 of approximately $55 million. This is in addition to the pre-tax charge of $19 million reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of March 31, 2011 associated with estimated claims arising from these events in the Life Planner operations.

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2011 and December 31, 2010 (in millions)

	March 31, 2011			December 31, 2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$186,861	$44,956	$231,817	$149,806	$45,177	$194,983
Fixed maturities, held to maturity, at amortized cost	5,102	0	5,102	5,226	0	5,226
Trading account assets supporting insurance liabilities, at fair value	18,314	0	18,314	17,771	0	17,771
Other trading account assets, at fair value	3,599	159	3,758	4,069	156	4,225
Equity securities, available for sale, at fair value	6,286	3,824	10,110	4,148	3,593	7,741
Commercial mortgage and other loans	24,259	8,701	32,960	23,324	8,507	31,831
Policy loans	5,926	5,346	11,272	5,290	5,377	10,667
Other long-term investments	6,335	1,624	7,959	4,589	1,582	6,171
Short-term investments	6,094	924	7,018	4,133	1,164	5,297

Total investments	262,776	65,534	328,310	218,356	65,556	283,912
Cash and cash equivalents	10,512	483	10,995	12,447	468	12,915
Accrued investment income	2,083	677	2,760	1,734	643	2,377
Deferred policy acquisition costs	16,224	749	16,973	15,672	763	16,435
Other assets	21,066	522	21,588	16,161	278	16,439
Separate account assets	218,382	0	218,382	207,776	0	207,776

TOTAL ASSETS	$531,043	$67,965	$599,008	$472,146	$67,708	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$102,404	$51,484	$153,888	$82,242	$51,632	$133,874
Policyholders’ account balances	127,512	5,519	133,031	100,905	5,536	106,441
Policyholders’ dividends	340	3,254	3,594	226	3,152	3,378
Securities sold under agreements to repurchase	2,599	3,151	5,750	2,557	3,328	5,885
Cash collateral for loaned securities	1,522	775	2,297	1,614	557	2,171
Income taxes	6,057	(455)	5,602	6,736	(383)	6,353
Short-term debt	2,432	0	2,432	1,982	0	1,982
Long-term debt	22,283	1,750	24,033	21,903	1,750	23,653
Other liabilities	15,662	1,091	16,753	14,660	753	15,413
Separate account liabilities	218,382	0	218,382	207,776	0	207,776

Total liabilities	499,193	66,569	565,762	440,601	66,325	506,926

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income (loss)	2,515	49	2,564	2,932	46	2,978
Other attributed equity	28,785	1,347	30,132	28,100	1,337	29,437

Total attributed equity	31,300	1,396	32,696	31,032	1,383	32,415

Noncontrolling interests	550	0	550	513	0	513

Total equity	31,850	1,396	33,246	31,545	1,383	32,928

TOTAL LIABILITIES AND EQUITY	$531,043	$67,965	$599,008	$472,146	$67,708	$539,854

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2011 and 2010 (in millions)

	Three Months Ended March 31,
	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$4,830	$691	$5,521	$3,531	$711	$4,242
Policy charges and fee income	948	0	948	816	0	816
Net investment income	2,308	810	3,118	2,072	800	2,872
Asset management fees and other income	633	16	649	921	7	928
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(337)	(238)	(575)	(758)	(491)	(1,249)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	258	213	471	542	453	995
Other realized investment gains (losses), net	(1)	55	54	331	312	643

Total realized investment gains (losses), net	(80)	30	(50)	115	274	389

Total revenues	8,639	1,547	10,186	7,455	1,792	9,247

BENEFITS AND EXPENSES
Policyholders’ benefits	4,619	814	5,433	3,403	840	4,243
Interest credited to policyholders’ account balances	789	34	823	1,200	35	1,235
Dividends to policyholders	31	517	548	26	491	517
Amortization of deferred policy acquisition costs	443	16	459	402	24	426
General and administrative expenses	2,080	139	2,219	1,674	143	1,817

Total benefits and expenses	7,962	1,520	9,482	6,705	1,533	8,238

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	677	27	704	750	259	1,009

Income tax expense	182	8	190	253	98	351

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	495	19	514	497	161	658
Equity in earnings of operating joint ventures, net of taxes	105	0	105	10	0	10

INCOME FROM CONTINUING OPERATIONS	600	19	619	507	161	668
Income from discontinued operations, net of taxes	14	0	14	3	0	3

NET INCOME	614	19	633	510	161	671
Less: Income (loss) attributable to noncontrolling interests	25	0	25	(26)	0	(26)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$589	$19	$608	$536	$161	$697

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 6 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance divisions and Corporate and Other operations.

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

Prudential Holdings, LLC, a wholly-owned subsidiary of Prudential Financial, Inc., has outstanding senior secured notes (the “IHC debt”), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses concurrent with the demutualization on December 18, 2001. The IHC debt is serviced by the cash flows of the Closed Block Business, and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2011, compared with December 31, 2010, and its consolidated results of operations for the three months ended March 31, 2011 and 2010. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass six segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status.

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

Concurrently with our demutualization, Prudential Holdings, LLC, a wholly-owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes, which we refer to as the IHC debt. The net proceeds from the issuances of the Class B Stock and IHC debt, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, were allocated to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we include interest expenses associated with the IHC debt when we report results of the Closed Block Business.

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

The Closed Block Business is not a separate legal entity from the Financial Services Businesses; however, they are operated as separate entities and are separated for financial reporting purposes. The Financial Services Businesses are not obligated to pay dividends on Closed Block policies. Dividends on Closed Block policies reflect the experience of the Closed Block over time and are subject to adjustment by Prudential Insurance's Board of Directors. Further, our plan of demutualization provides that we are not required to pay dividends on policies within the Closed Block from assets that are not within the Closed Block and that the establishment of the Closed Block does not represent a guarantee that any certain level of dividends will be maintained.

Executive Summary

Prudential Financial, a financial services leader with approximately $859 billion of assets under management as of March 31, 2011, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or Star, AIG Edison Life Insurance Company, or Edison, and certain other AIG subsidiaries (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—International Insurance” for more information on this acquisition.

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. Our operations in Japan include our Life Planner operations and Gibraltar Life operations, which include the recently acquired Star and Edison Businesses. Our results for the first quarter of 2011 include a pre-tax charge of $19 million associated with estimated claims of the Life Planner operations arising from these events. The Gibraltar Life operations, including the recently acquired Star and Edison

Businesses, report results on a one month lag and as such, their results for the first quarter of 2011 do not include the impact of these events. However, we currently estimate that the impact of claims arising from these events on the Gibraltar Life operations will result in a pre-tax charge in the second quarter of 2011 of approximately $55 million. We have not experienced and do not expect a significant impact to the valuation of our investments or our ability to operate our Japanese businesses as a result of these events.

On April 6, 2011, Prudential Financial entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of its subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. The transaction is expected to close in June 2011. As a result, we have reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. In addition, the remaining business activities that comprised our International Investments segment have been reclassified to the International Insurance segment. The reclassification of the remaining international investment business activities to the International Insurance segment had no impact on total adjusted operating income or net income of the Financial Services Businesses or the Closed Block Business.

Our financial condition and results of operations as of and for the three months ended March 31, 2011 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the first quarter of 2011 was $589 million.

•

Pre-tax net realized investment losses and related charges and adjustments of the Financial Services Businesses in the first quarter of 2011 were $360 million, primarily reflecting the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure and net decreases in the market value of derivatives used to manage investment portfolio duration reflecting changing interest rates, as well as other-than-temporary impairments of fixed maturity and equity securities. Partially offsetting these net losses were net realized investment gains from general account portfolio activities and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $4.618 billion as of March 31, 2011, compared to net unrealized gains of $5.726 billion as of December 31, 2010. Gross unrealized gains decreased from $8.826 billion as of December 31, 2010 to $7.945 billion as of March 31, 2011 and gross unrealized losses increased from $3.100 billion to $3.327 billion for the same periods primarily reflecting an increase in interest rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $1.564 billion as of March 31, 2011, compared to net unrealized gains of $1.671 billion as of December 31, 2010.

•

Individual Annuity total account values of $113.8 billion as of March 31, 2011 and gross sales of $6.8 billion in the first quarter of 2011 represented record highs. Individual Annuity net sales in the first quarter of 2011 were also a record high at $4.8 billion and represent an increase from $3.2 billion in the prior year quarter.

•	Full Service Retirement account values reached a record high of $146.0 billion at March 31, 2011. Total account values for the Retirement segment also reached a record high of $214.9 billion.

•

Asset Management total institutional and retail net flows were $7.9 billion in the first quarter of 2011, an increase from $3.1 billion in the prior year quarter which contributed to the record high $569 billion in assets under management as of March 31, 2011.

•

International Insurance constant dollar basis annualized new business premiums were a record high of $633 million in the first quarter of 2011, including $85 million from the acquired Star and Edison Businesses, compared to $406 million in the prior year quarter.

•	Individual Life annualized new business premiums were $65 million in the first quarter of 2011 compared to $68 million in the prior year quarter.

•	Group Insurance annualized new business premiums were $500 million in the first quarter of 2011, an increase from $346 million in the prior year quarter.

•	As of March 31, 2011, Prudential Financial, the parent holding company, had cash and short-term investments of $3.365 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2011 and 2010 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$292	$244
Retirement	172	169
Asset Management	154	83

Total U.S. Retirement Solutions and Investment Management Division	618	496

Individual Life	96	91
Group Insurance	40	53

Total U.S. Individual Life and Group Insurance Division	136	144

International Insurance	672	491

Total International Insurance Division	672	491

Corporate and Other	(272)	(210)

Adjusted operating income before income taxes for the Financial Services Businesses	1,154	921
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(356)	67
Charges related to realized investment gains (losses), net	(4)	(127)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	252
Change in experience-rated contract holder liabilities due to asset value changes	34	(320)
Divested businesses	(1)	(7)
Equity in earnings of operating joint ventures	(133)	(36)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	677	750
Income from continuing operations before income taxes for Closed Block Business	27	259

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$704	$1,009

Results for the three months ended March 31, 2011 presented above reflect the following:

•

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for the Financial Services Businesses for the first quarter of 2011 was $677 million, compared to $750 million for the first quarter of 2010. Adjusted operating income before income taxes for the Financial Services Businesses for the first quarter of 2011 was $1,154 million, compared to $921 million for the first quarter of 2010.

•

Individual Annuities segment results for the first quarter of 2011 increased in comparison to the first quarter of 2010 primarily reflecting higher fee income resulting from the impact of positive net flows and market appreciation on variable annuity account values.

•

Retirement segment results for the first quarter of 2011 increased in comparison to the first quarter of 2010 driven by higher fees due to an increase in average full service fee-based retirement account values, primarily resulting from market appreciation, and higher fee-based investment-only stable value account values in our institutional investment products business, primarily resulting from net additions. The impact of higher fees was largely offset by higher expenses in the first quarter of 2011.

•

Asset Management segment results in the first quarter of 2011 increased in comparison to the first quarter of 2010 largely due to improved results from the segment’s commercial mortgage activities and increased asset management fees.

•	Individual Life segment results for the first quarter of 2011 increased from the first quarter of 2010, primarily due to less unfavorable mortality experience, relative to expected levels.

•	Group Insurance segment results declined in the first quarter of 2011, compared to the first quarter of 2010 primarily reflecting a higher incidence of new long-term disability claims.

•

International Insurance segment results for the first quarter of 2011 improved from the first quarter of 2010. Results from the segment’s Life Planner operations improved in the 2011 period, reflecting the continued growth of our Japanese Life Planner operations, partially offset by a charge of $19 million associated with estimated claims resulting from the Japanese earthquake and tsunami in March 2011. Results from the segment’s Gibraltar Life and Other operations included a pre-tax gain of $153 million related to shares sold by a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd., and $34 million of earnings from the acquired Star and Edison Businesses, partially offset by $47 million of acquisition-related expenses. The remainder of the improvements in results compared to the prior year quarter came primarily from higher earnings from our fixed annuities products which are primarily denominated in U.S. dollars, and from business growth, including growth in protection products reflecting expanding bank channel distribution.

•

Corporate and Other operations resulted in an increased loss for the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher corporate expenses, and increased interest expense on capital debt, reflecting financing of the acquisition of the Star and Edison Businesses, partially offset by improved investment results.

•

Realized investment gains (losses), net, and related charges and adjustments for the Financial Services Businesses in the first quarter of 2011 amounted to a loss of $360 million, primarily reflecting the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure and net decreases in the market value of derivatives used to manage investment portfolio duration reflecting changing interest rates, as well as other-than-temporary impairments of fixed maturity securities and equity securities. Partially offsetting these net losses were net realized investment gains from general account portfolio activities and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $232 million in the first quarter of 2011 compared to the first quarter of 2010, primarily reflecting lower net realized investment gains in the first quarter of 2011.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition and other costs, including value of business acquired;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

A discussion of each of the critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2010, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Future Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$267	$249
Retirement	109	250
Asset Management	161	67

Total U.S. Retirement Solutions and Investment Management Division	537	566

Individual Life	122	70
Group Insurance	34	58

Total U.S. Individual Life and Group Insurance Division	156	128

International Insurance	209	208

Total International Insurance Division	209	208

Corporate and Other	(225)	(152)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	677	750
Income tax expense	182	253

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	495	497
Equity in earnings of operating joint ventures, net of taxes	105	10

Income from continuing operations for Financial Services Businesses	600	507
Income from discontinued operations, net of taxes	14	3

Net income – Financial Services Businesses	614	510
Less: Income (loss) attributable to noncontrolling interests	25	(26)

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$589	$536

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.19	$1.16
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$1.17	$1.15
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$1.22	$1.16
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$1.20	$1.15

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$27	$259
Income tax expense	8	98

Income from continuing operations for Closed Block Business	19	161
Income from discontinued operations, net of taxes	0	0

Net income – Closed Block Business	19	161
Less: Income attributable to noncontrolling interests	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$19	$161

Basic and diluted income from continuing operations attributable to Prudential Financial, Inc.
per share – Class B Stock	$5.00	$75.50
Basic and diluted net income attributable to Prudential Financial, Inc. per share— Class B Stock	$5.00	$75.50

Consolidated:

Net income attributable to Prudential Financial, Inc.	$608	$697

Results of Operations – Financial Services Businesses

2011 to 2010 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $93 million, from $507 million in the first quarter of 2010 to $600 million in the first quarter of 2011. Results in the first quarter of 2011 include a $153 million pre-tax gain on the sale of a portion of our indirect interest in China Pacific Insurance (Group) Co., Ltd. Absent the effect of this item, income from continuing operations for the Financial Services Businesses for the first quarter of 2011 remained relatively unchanged from the first quarter of 2010. Results in the first quarter of 2011 include a net increase in premiums and policy charges and fee income, largely offset by an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance segment. Partially offsetting these items were net pre-tax losses associated with our general account portfolio and hedging programs, as compared to net pre-tax gains in the first quarter of 2010, reflecting the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure and net decreases in the market value of derivatives used to manage investment portfolio duration reflecting changing interest rates. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended March 31, 2011 of $1.17 per share of Common Stock increased from $1.15 per share of Common Stock for the three months ended March 31, 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $9 million for the three months ended March 31, 2011, compared to $10 million for the three months ended March 31, 2010. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations – Closed Block Business

2011 to 2010 Three Month Comparison. Income from continuing operations for the Closed Block Business for the three months ended March 31, 2011, was $19 million, or $5.00 per share of Class B Stock, compared to $161 million, or $75.50 per share of Class B Stock, for the three months ended March 31, 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $9 million for the three months ended March 31, 2011, compared to $10 million for the three months ended March 31, 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues	$898	$759
Benefits and expenses	606	515

Adjusted operating income	292	244
Realized investment gains (losses), net, and related adjustments(1)	(17)	138
Related charges(1)(2)	(8)	(133)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$267	$249

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. Realized investment gains (losses), net, and related adjustments include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $48 million, from $244 million in the first quarter of 2010 to $292 million in the first quarter of 2011. The increase in adjusted operating income came primarily from higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows and net market appreciation over the past twelve months, partially offset by the impact of a $25 million benefit in the prior year quarter from refinements based on a review and settlement of reinsurance contracts related to acquired business. See “—Account Values” below for a further discussion of our account values and sales. Partially offsetting the increase in adjusting operating income were higher general and administrative expenses, net of capitalization, reflecting business development costs. Also partially offsetting the increase in adjusted operating income was a lower benefit related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to the increase in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. These adjustments primarily reflect updates to the estimated profitability of the business resulting from current period experience and market performance, and are discussed in more detail below.

As shown in the following table, adjusted operating income for the first quarter of 2011 included $59 million of benefits from these adjustments, compared to $74 million of benefits included in the first quarter of 2010.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$18	$32	$50	$14	$29	$43
Quarterly adjustment for current period experience and other updates	1	8	9	7	24	31

Total	$19	$40	$59	$21	$53	$74

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition costs, or DAC, and other costs.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

The $50 million benefit in the first quarter of 2011 relating to the quarterly market performance adjustments shown in the table above is attributable to changes to our estimate of total gross profits to reflect actual fund performance. The actual rate of return on variable annuity account values for the first quarter of 2011 was 3.7% compared to our expected rate of return of 1.7%. Higher than expected returns increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The overall increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period.

The $43 million benefit in the first quarter of 2010 is attributable to a similar impact on gross profits of market value increases during the period on the underlying assets associated with our variable annuity products. The actual rate of return on variable annuity account values for the first quarter of 2010 was 3.4% compared to our expected rate of return of 2.0%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 6.9% per annum as of March 31, 2011, or approximately 1.7% per quarter. Beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.6% as of March 31, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned future projected four year return of 6.9%, but less than the maximum future rate of return of 9.6%, may still result in increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

The $9 million benefit for the first quarter of 2011 and the $31 million benefit for the first quarter of 2010 for the quarterly adjustments for current period experience and other updates, shown in the table above, primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period. This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2011 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs. The experience true-up adjustments for deferred policy acquisition and other costs for the first quarter of 2010 reflect a reduction in amortization due to better than expected gross profits primarily from higher than expected fee and spread income. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in the first quarter of 2010 primarily reflects a reserve release for a large group of in force contracts where the death benefit guarantee expired in the current quarter.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $139 million, from $759 million in the first quarter of 2010 to $898 million in the first quarter of 2011. Policy charges and fees and asset management fees and other income increased $160 million driven by higher average variable annuity account values invested in separate accounts due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. See “—Account Values” below for a further discussion of our account values and sales. The transfer of balances from the general account relates to both transfers from a customer-elected dollar cost averaging program of approximately $2.3 billion and approximately $0.4 billion of net transfers primarily from the automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features. The automatic rebalancing element is part of the overall product design, and as a result of market improvements, transferred balances out of the fixed-rate account in our general account to the separate accounts from April 1, 2010 through March 31, 2011. Partially offsetting the increase in revenues was a decrease in net investment income of $23 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $91 million, from $515 million in the first quarter of 2010 to $606 million in the first quarter of 2011. Absent the net $15 million increase related to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, benefits and expenses increased $76 million. Excluding these adjustments, general and administrative expenses, net of capitalization, increased $55 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity account values invested in separate accounts and higher variable annuity sales. Excluding the adjustments noted above, the amortization of deferred policy acquisition costs increased $23 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $12 million driven by higher intercompany borrowings to fund operating costs and new business sales. Partially offsetting these increases in benefits and expenses was a decrease in interest credited to policyholders’ account balances of $22 million driven by lower interest credited primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Variable Annuities(1):
Beginning total account value	$102,348	$80,519
Sales	6,815	4,867
Surrenders and withdrawals	(1,967)	(1,670)

Net sales	4,848	3,197
Benefit payments	(254)	(266)

Net flows	4,594	2,931
Change in market value, interest credited and other activity(2)	3,552	2,288
Policy charges	(525)	(359)

Ending total account value(3)	$109,969	$85,379

Fixed Annuities:
Beginning total account value	$3,837	$3,452
Sales	18	30
Surrenders and withdrawals	(48)	(48)

Net redemptions	(30)	(18)
Benefit payments	(67)	(57)

Net flows	(97)	(75)
Interest credited and other activity(2)	102	363
Policy charges	(1)	(1)

Ending total account value	$3,841	$3,739

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes a cumulative reclassification of $267 million in the first quarter of 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status to current reporting practices.
(3)	As of March 31, 2011, variable annuity account values are invested in equity funds ($62 billion or 56%), bond funds ($31 billion or 28%), market value adjusted or fixed rate accounts ($9 billion or 8%), and other ($8 billion or 8%).

2011 to 2010 Three Month Comparison. Total account values for fixed and variable annuities amounted to $113.8 billion as of March 31, 2011, representing an increase of $7.6 billion from December 31, 2010 and an increase of $24.7 billion from March 31, 2010. The increase in total account values was driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable equity markets. Individual variable annuity gross sales momentum continued in the first quarter of 2011 as sales increased by $1.9 billion, from $4.9 billion in the first quarter of 2010 to $6.8 billion in the first quarter of 2011. The increase reflects our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value, as well as the further expansion of our distribution networks. We also experienced increased sales in the first quarter of 2011 related to an optional living benefit feature that we previously announced would be discontinued. Although we have implemented product modifications, we believe that our current product offerings remained competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. Individual variable annuity surrenders and withdrawals increased by $0.3 billion, from $1.7 billion in the first quarter of 2010 to $2.0 billion in the first quarter of 2011, reflecting the overall impact of higher account values in the current period due to market appreciation over the past twelve months.

Variable Annuity Net Amount at Risk

As a result of changes in the global financial markets in recent years, we have seen significant volatility in the net amounts at risk embedded in our variable annuity products with riders that include optional living and guaranteed minimum death benefit features. The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with our variable annuity products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, and the impact of risks that are not able to be hedged.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

Variable annuity account values with living benefit features were $82.6 billion, $75.1 billion and $57.5 billion as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The following table sets forth the account values of our variable annuities with living benefit features and the net amounts at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	March 31, 2011		December 31, 2010		March 31, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element(1)	$64,786	$1,227	$57,336	$1,217	$39,786	$1,104
No automatic rebalancing element	17,782	1,574	17,735	1,825	17,726	2,479

Total variable annuity account values with living benefit features	$82,568	$2,801	$75,071	$3,042	$57,512	$3,583

(1)	As of March 31, 2011, December 31, 2010 and March 31, 2010, account values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 10% or $6.3 billion of the $64.8 billion total account value, 12% or $6.7 billion of the $57.3 billion total account value, and 19% or $7.7 billion of the $39.8 billion total account value, respectively.

The increase in account values that included an automatic rebalancing element as of March 31, 2011 compared to prior periods reflects sales of our latest product offerings which include this feature, as well as the impact on account values of overall favorable equity markets since the prior periods. As of March 31, 2011, approximately 78% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 76% and 69% as of December 31, 2010 and March 31, 2010, respectively.

Favorable market conditions also drove the decline in total net amount at risk compared to prior periods. As of March 31, 2011, approximately 44% of the net amount at risk associated with variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to 40% and 31% as of December 31, 2010 and March 31, 2010, respectively, reflecting an increase primarily driven by new business sales.

Our guaranteed minimum death benefits guarantee either a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the $82.6 billion, $75.1 billion and $57.5 billion of variable annuity account values with living benefit features as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, also contain guaranteed minimum death benefits. An additional $24.0 billion, $23.9 billion and $24.5 billion of variable annuity account values, respectively, contain guaranteed minimum death benefits, but no living benefit features. Certain account values with guaranteed minimum death benefits are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. The following table sets forth the account values of our variable annuities with guaranteed minimum death benefits and the net amount at risk of the guaranteed minimum death benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	March 31, 2011		December 31, 2010		March 31, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	(in millions)
Automatic rebalancing element	$64,786	$557	$57,336	$592	$39,786	$719
No automatic rebalancing element	41,835	4,243	41,693	4,867	42,201	6,786

Total variable annuity account values with death benefit features	$106,621	$4,800	$99,029	$5,459	$81,987	$7,505

As of March 31, 2011, approximately 61% of variable annuity account values with guaranteed minimum death benefits were affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element as part of the living benefit feature design, compared to 58% and 49% as of December 31, 2010 and March 31, 2010, respectively. As of March 31, 2011, approximately 12% of the net amount at risk associated with variable annuity account values with guaranteed minimum death benefits was affected by an automatic rebalancing element in the product design, compared to 11% and 10% as of December 31, 2010 and March 31, 2010, respectively.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings. In addition, consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported through Corporate and Other operations.

The net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of deferred policy acquisition and other costs is included in “Related charges.” The following table shows the net impact of changes in the embedded derivative liabilities, as defined by GAAP, and hedge positions, as well as the related amortization of deferred policy acquisition and other costs, for the three months ended March 31, 2011 and 2010 for the Individual Annuities segment.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Change in the fair value of the embedded derivatives(1)	$721	$230
Change in fair value of hedge positions	(567)	(114)
Less: Gain/(loss) reported in Corporate and Other operations(2)	55	0

Subtotal	99	116

(Increase)/decrease in the embedded derivative liabilities resulting from the impact of the market-perceived risk of our own non-performance(3)	(125)	52

Net (charge)/benefit from the mark-to-market of embedded derivatives and related hedge positions(4)	$(26)	$168

Related benefit/(charge) to amortization of DAC and other costs(5)	$20	$(98)

Net (charge)/benefit from the mark-to-market of embedded derivatives and related hedge positions, after the impact of DAC and other costs	$(6)	$70

(1)	Represents the change in the fair value of the embedded derivatives as defined by GAAP, excluding the change in the fair value of the embedded derivative liabilities resulting from the impact of the market-perceived risk of our own non-performance. Positive amount represents income; negative amount represents a loss.
(2)	Represents the impact from temporarily hedging to an amount that differs from our hedge target definition.
(3)	As of March 31, 2011, the fair value of the embedded derivatives in a liability position were $1,217 million, before the impact of the adjustment for the market’s perception of our own risk of non-performance. Our adjustment for the market’s perception of our own risk of non-performance resulted in a $598 million decrease to these embedded derivative liabilities as of March 31, 2011.
(4)	Net benefit/(charge) from the mark-to-market of embedded derivatives and related hedge positions are excluded from adjusted operating income and included in operating results in “Realized investment gains (losses), net, and related adjustments.”
(5)	Related benefit/(charge) to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

In the first quarter of 2011, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment was a charge of $26 million partially offset by a $20 million decrease in the amortization of deferred policy acquisition and other costs resulting from the corresponding impact to current period gross profits. Excluding the impact of the market-perceived risk of our own non-performance in the valuation of the embedded derivatives, which is discussed below, and excluding the related amortization of deferred policy acquisition and other costs, the hedging activities resulted in a $99 million net benefit in the first quarter of 2011 for the Individual Annuities segment. The $99 million net benefit in the first quarter of 2011 is comprised of a $165 million benefit attributable to the additional risk margins that are included in the valuation of the embedded derivative as defined by GAAP which we choose not to hedge, partially offset by a $66 million charge driven by basis risk. For additional information regarding the methodology used in determining the fair value of the embedded derivatives associated with our living benefit features, as defined by GAAP, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In the first quarter of 2010, the net impact from the mark-to-market of our embedded derivatives and related hedge positions was a benefit of $168 million partially offset by a $98 million increase in the amortization of deferred policy acquisition and other costs resulting from the corresponding impact to current period gross profits. Excluding the market-perceived risk of our own non-performance in the valuation of the embedded derivatives, which is discussed below and excluding the related amortization of deferred policy acquisition and other costs, the hedging activities resulted in a $116 million benefit in the first quarter of 2010 primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy.

As shown in the table above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the first quarters of both 2011 and 2010 also include an adjustment to the embedded derivative liabilities to reflect the market’s perception of our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. Beginning with the first quarter of 2010, this additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position. For additional information regarding the methodology for calculating the impact of the market-perceived risk of our non-performance, see “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.” As shown in the table above, the first quarter of 2011 includes a $125 million charge related to this adjustment primarily resulting from a decrease in the fair value of embedded derivatives in a liability position reflecting a decrease in the present value of future expected benefit payments and an increase in future expected fee income driven by favorable market conditions. The first quarter of 2010 included a $52 million benefit related to this update to reflect the market’s perception of our own risk of non-performance primarily driven by the policy refinement implemented in the first quarter of 2010 to apply the non-performance risk adjustment at an individual contract level rather than contract group level.

Capital hedge program

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of that program are reported within Corporate and Other operations. Consequently, see “—Corporate and Other” for a discussion of the results of the current program. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion of the capital hedge program. The results of the Individual Annuities segment for the first quarter of 2010 included $54 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the quarter which resulted in an increase in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. We continue to assess the composition of the hedging program on an ongoing basis.

Retirement

Operating Results

The following table sets forth the Retirement segment's operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues	$1,206	$1,129
Benefits and expenses	1,034	960

Adjusted operating income	172	169
Realized investment gains (losses), net, and related adjustments(1)	(75)	153
Related charges(2)	(5)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(4)	196
Change in experience-rated contract holder liabilities due to asset value changes(4)	21	(264)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$109	$250

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contract holder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contract holder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contract holder Liabilities Due to Asset Value Changes.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $3 million, from $169 million in the first quarter of 2010 to $172 million in the first quarter of 2011, primarily reflecting higher fee income partially offset by an increase in general and administrative expenses, net of capitalization, driven by higher costs related to legal matters and strategic initiatives. Higher fee income was driven by an increase in average full service fee-based retirement account values primarily from market appreciation, and higher fee-based investment-only stable value account values in our institutional investment products business resulting from net additions.

Net investment spread results were relatively flat compared to the first quarter of 2010 primarily reflecting the impact of lower crediting rates on general account liabilities in our full service business and higher balances offset by lower fixed income reinvestment rates and decreased net settlements on interest rate swaps. Lower crediting rates on general account liabilities in our full service business resulted from rate resets in the first quarter of 2011. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Net investment spread results from the impact of net additions in our structured settlement product and increases in balances in our full service general account stable value products were partially offset by lower invested assets from guaranteed investment product scheduled withdrawals in our institutional investment products business. If we are unable to replace scheduled withdrawals of guaranteed investment products, including GICs, funding agreements, retail notes, and institutional notes, with new additions, net investment spread results in future periods may be negatively impacted. For further discussion of our sales, see “—Sales Results and Account Values.” The decreased net settlements on floating rate to fixed rate interest rate swaps used to manage the duration of the investment portfolio resulted primarily from lower notional amounts of these swaps. The notional amounts of these swaps have decreased as we continue to manage the duration gap between our assets and liabilities. Future net investment spread results could be impacted if interest rates or the notional amounts of these swaps change.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $77 million, from $1,129 million in the first quarter of 2010 to $1,206 million in the first quarter of 2011. Premiums increased $63 million, driven by higher single premium annuity sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income increased $8 million primarily reflecting a larger base of invested assets from net additions in our structured settlement product and increases in balances in our full service general account stable value products, partially offset by the impact of scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business and lower portfolio yields. Policy charges and fee income and asset management fees and other income increased $6 million, primarily driven by an increase in asset-based fees due to an increase in average full service fee-based retirement account values and an increase in fee-based investment-only stable value account values in our institutional investment products business, partially offset by decreased income from net settlements on interest rate swaps, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $74 million, from $960 million in the first quarter of 2010 to $1,034 million in the first quarter of 2011. Policyholders’ benefits, including the change in policy reserves, increased $70 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums as discussed above. Also, general and administrative expenses, net of capitalization, increased $17 million primarily driven by higher costs related to legal matters and strategic initiatives. The amortization of deferred policy acquisition costs increased $24 million primarily driven by a refinement to the methodology applied in calculating the amortization of deferred policy acquisition costs for certain structured settlement contracts with an equally offsetting impact to interest credited to policyholders’ account balances. Interest credited to policyholders’ account balances decreased $37 million primarily reflecting the refinement to the methodology for calculating reserves for certain structured settlement contracts, as mentioned above, as well as lower crediting rates on full service stable value account values due to rate resets, and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business. These decreases to interest credited to policyholders’ account balances were partially offset by the impact of higher account values from our full service general account stable value products and our structured settlement product.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Full Service(1):
Beginning total account value	$141,313	$126,345
Deposits and sales	4,848	5,605
Withdrawals and benefits	(4,927)	(4,500)
Change in market value, interest credited and interest income	4,743	3,697

Ending total account value	$145,977	$131,147

Net additions (withdrawals)	$(79)	$1,105

Institutional Investment Products(2):
Beginning total account value	$64,183	$51,908
Additions	5,785	1,876
Withdrawals and benefits(3)	(1,128)	(2,139)
Change in market value, interest credited and interest income	482	799
Other(4)	(430)	324

Ending total account value	$68,892	$52,768

Net additions (withdrawals)	$4,657	$(263)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $6.0 billion and $5.6 billion as of March 31, 2011 and 2010, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.2 billion as of both March 31, 2011 and 2010, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of both March 31, 2011 and 2010 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.8 billion and $1.6 billion as of March 31, 2011 and 2010, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Withdrawals and benefits include $(34) million for March 31, 2011 and $(411) million for March 31, 2010 representing transfers of client balances from accounts we manage to externally-managed accounts. This withdrawal is offset within Other, as there is no net impact on ending account values for this transfer.
(4)	Other includes transfers from (to) the Asset Management segment of $(402) million for March 31, 2011 and $(43) million for March 31, 2010. Other also includes $34 million in March 31, 2011 and $411 million in March 31, 2010 representing transfers of client balances from accounts we manage to externally-managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for this transfer. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2011 to 2010 Three Month Comparison. Account values in our full service business amounted to $146.0 billion as of March 31, 2011, an increase of $4.7 billion from December 31, 2010 and an increase of $14.8 billion from March 31, 2010 primarily driven by an increase in the market value of customer funds due to equity market appreciation. Net additions (withdrawals) decreased $1.2 billion, from net additions of $1.1 billion in the first quarter of 2010 to net withdrawals of $0.1 billion in the first quarter of 2011, primarily reflecting lower new plan sales as the first quarter of 2010 included more large plan sales and reflecting higher participant withdrawals in the first quarter of 2011. New plan sales in the first quarter of 2011 included two client sales over $100 million totaling $355 million compared to five client sales over $100 million in the first quarter of 2010, which totaled $782 million.

Account values in our institutional investment products business amounted to $68.9 billion as of March 31, 2011, representing an increase of $4.7 billion from December 31, 2010 driven by additions of fee-based investment-only stable value products. Account values in our institutional investment products business increased $16.1 billion from March 31, 2010. This increase was driven by additions of fee-based investment-only stable value products and, to a lesser extent, increases in the market value of customer funds primarily from interest credited on the general account liabilities and declines in fixed income yields over the past twelve months. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals. Net additions (withdrawals) increased $4.9 billion, from net withdrawals of $0.3 billion in the first quarter of 2010 to net additions of $4.6 billion in the first quarter of 2011 primarily reflecting higher sales of fee-based investment-only stable value products and lower general account guaranteed investment product scheduled withdrawals. In addition, sales of guaranteed investment products in the institutional and retail markets continue to be negatively impacted by capital market conditions.

Asset Management

Operating Results

The following table sets forth the Asset Management segment's operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues	$548	$379
Expenses	394	296

Adjusted operating income	154	83
Realized investment gains (losses), net, and related adjustments(1)	(20)	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	27	(19)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$161	$67

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $71 million, from $83 million in the first quarter of 2010 to $154 million in the first quarter of 2011 reflecting more favorable results from commercial mortgage activities, increased asset management fees and more favorable results from proprietary investing activities.

Asset management fees increased $52 million, before associated expenses, primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results from the segment’s commercial mortgage activities increased primarily driven by $27 million in lower credit and valuation-related charges on interim loans. Results in the first quarter of 2011 include $5 million of net credit and valuation-related charges compared to $32 million in the first quarter of 2010. Also, the first quarter of 2011 includes $14 million in gains on sales of foreclosed commercial real estate assets in the interim loan portfolio compared to $3 million in the first quarter of 2010. As of March 31, 2011, the principal balance of interim loans outstanding totaled $1.2 billion, which excludes both $25 million of commitments for future fundings that would need to be disbursed if the borrowers meet the conditions for these fundings, as well as $38 million of commercial real estate held for sale related to foreclosed interim loans. As of March 31, 2011, these interim loans outstanding had a weighted average loan-to-value ratio of 111%, indicating that, in aggregate, the loan amount is greater than the collateral value. As of March 31, 2011, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $160 million. The interim loan portfolio had a weighted average debt service coverage ratio of 1.33 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $159 million as of March 31, 2011.

Results of the segment’s proprietary investing activities, net of direct expenses, increased $15 million, from $5 million in the first quarter of 2010 to $20 million in the first quarter of 2011, primarily reflecting the impact of appreciation in real estate values on co-investments and the gain on the sale of our equity position in a collateralized debt obligation in the first quarter of 2011.

The increases above were partially offset by increased expenses, largely related to compensation.

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

	Three Months Ended March 31,
	2011	2010(4)
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$174	$152
Retail customers(1)	104	81
General account	78	71

Total asset management fees	356	304

Incentive fees	(7)	12
Transaction fees	11	6
Proprietary investing	24	10
Commercial mortgage(2)	29	(17)

Total incentive, transaction, proprietary investing and commercial mortgage revenues	57	11

Service, distribution and other revenues(3)	135	64

Total revenues	$548	$379

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $17 million and $16 million for the three months ended March 31, 2011 and 2010, respectively.
(4)	Reflects reclassifications to conform to current year presentation.

	March 31,
	2011	2010
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$246.2	$193.3
Retail customers(2)	108.8	89.0
General account	213.8	189.8

Total	$568.8	$472.1

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2011	2010
	(in millions)
Co-Investments:
Real Estate	$388	$360
Fixed Income	30	21
Seed Investments:
Real Estate	258	206
Public Equity	101	57
Fixed Income	178	30
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	11	17
Private Equity secured by Investor Equity	5	0
Real Estate secured by Fund Assets	231	260

Total	$1,202	$951

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $169 million, from $379 million in the first quarter of 2010 to $548 million in the first quarter of 2011. Service, distribution and other revenues increased $71 million, which includes higher revenues from certain consolidated real estate funds, which were fully offset by higher expenses related to noncontrolling interest in these funds. Service, distribution and other revenues also includes higher mutual fund service fees, a portion of which are offset with a corresponding increase in expense. Asset management fees increased $52 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Commercial mortgage revenues increased $46 million primarily reflecting lower net credit and valuation-related charges and higher gains on sales of foreclosed real estate assets in the interim loan portfolio, as discussed above. Proprietary investing revenues increased $14 million reflecting improved results in real estate and fixed income investments, as discussed above. Partially offsetting these increases was a decrease in incentive fees of $19 million primarily as a result of declines in the net asset value of institutional real estate funds driven by the impact of currency fluctuations during the first quarter of 2011. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2011, $144 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2011 to 2010 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $98 million, from $296 million in the first quarter of 2010 to $394 million in the first quarter of 2011, primarily driven by increased compensation costs, in line with increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate funds and mutual fund services increased, as discussed above.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment's operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues	$725	$687
Benefits and expenses	629	596

Adjusted operating income	96	91
Realized investment gains (losses), net, and related adjustments(1)	26	(21)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$122	$70

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $5 million, from $91 million in the first quarter of 2010 to $96 million in the first quarter of 2011, including $7 million from mortality experience, net of reinsurance, which was less unfavorable relative to expected levels, compared to the first quarter of 2010. The increase in adjusted operating income also reflects higher net investment spread income driven by higher asset balances supporting growth in our universal life products. In addition, an increase in sales of annuity products through our agency distribution force contributed to the increase in adjusted operating income. We distribute products offered by the Annuities segment, as well as other segments, and are paid a market rate by these businesses to distribute their products. These payments may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment. These increases to adjusted operating income were partially offset by a decline in earnings from variable products, primarily due to the runoff of variable policies in force.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $38 million, from $687 million in the first quarter of 2010 to $725 million in the first quarter of 2011. Net investment income increased $23 million reflecting higher asset balances supporting growth in our universal life and term products including higher universal life account balances from increased policyholder deposits and higher asset balances from increased financing of regulatory capital requirements associated with statutory reserves from certain term and universal life insurance policies. Lower invested asset yields from declines in portfolio reinvestment rates were a partial offset to the increase in net investment income. Policy charges and fees and asset management fees and other income increased $19 million driven by an increase in amortization of unearned revenue reserves reflecting the impact of less unfavorable mortality experience, as well as the impact of higher actual gross profits on current period amortization. These increases in revenue were partially offset by lower premiums reflecting the impact of lower term life product sales.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $33 million, from $596 million in the first quarter of 2010 to $629 million in the first quarter of 2011. Amortization of deferred policy acquisition costs increased $31 million reflecting the impact of less unfavorable mortality experience, as well as the impact of higher actual gross profits on current period amortization. Interest expense increased $10 million reflecting interest on increased borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies. Partially offsetting these items was a decrease of $10 million in policyholders’ benefits, including interest credited to policyholders’, reflecting a lower change in reserves, including the impact of lower term life premiums resulting from a decrease in sales, and reductions in crediting rates on approximately $3 billion of policyholder account balances. These decreases were partially offset by an increase in interest credited to policyholders from higher universal life account balances from increased policyholder deposits.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$7	$5
Universal Life	23	20
Term Life	35	43

Total	$65	$68

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$20	$20
Third party	45	48

Total	$65	$68

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2011 to 2010 Three Month Comparison. Sales of new life insurance, measured as described above, decreased $3 million, from $68 million in the first quarter of 2010 to $65 million in the first quarter of 2011. The decrease in sales is primarily due to an $8 million decrease in term life product sales in the third party distribution channel, partially offset by an increase in sales of both universal and variable life products. Sales from the third party distribution channel were $3 million lower than the first quarter of 2010 due to lower sales of term life products. Our term sales in the first quarter of 2010 were not fully impacted by price increases implemented in late 2009 due to the timing lag between applications and sales.

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

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Cash value of surrenders	$189	$170

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders' account balances, and separate account balances	3.1%	3.0%

2011 to 2010 Three Month Comparison. The total cash value of surrenders increased $19 million, from $170 million in the first quarter of 2010 to $189 million in the first quarter of 2011, driven by the surrender of a single large variable corporate-owned life insurance policy in the first quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances was relatively consistent at 3.0% in the first quarter of 2010 and 3.1% in the first quarter of 2011.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment's operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues	$1,506	$1,311
Benefits and expenses	1,466	1,258

Adjusted operating income	40	53
Realized investment gains (losses), net, and related adjustments(1)	(6)	5
Related charges(2)	0	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$34	$58

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income decreased $13 million, from $53 million in the first quarter of 2010 to $40 million in the first quarter of 2011, reflecting less favorable underwriting results in the first quarter of 2011 in our group disability business primarily related to higher incidence of new long-term disability claims. A $9 million benefit in the first quarter of 2011 from cumulative premiums relating to prior periods on a large group life non-retrospectively experience-rated case, was more than offset by higher operating expenses driven by new business.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $195 million, from $1,311 million in the first quarter of 2010 to $1,506 million in the first quarter of 2011. Group life premiums and policy charges and fee income increased by $169 million, from $841 million in the first quarter of 2010 to $1,010 million in the first quarter of 2011. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth of business in force from new sales and strong persistency of 97% in the first quarter of 2011 compared to 93% in the first quarter of 2010, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. The first quarter of 2011 also includes an increase of $9 million from a premium adjustment on a large group life non-retrospectively experience-rated case, as discussed above. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $18 million, from $281 million in the first quarter of 2010 to $299 million in the first quarter of 2011 primarily reflecting growth of business in force from new sales.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Benefits ratio(1):
Group life	92.3%	91.7%
Group disability	94.3%	86.5%

Administrative operating expense ratio(2):
Group life	8.1%	8.8%
Group disability	21.6%	21.4%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $208 million, from $1,258 million in the first quarter of 2010 to $1,466 million in the first quarter of 2011. This increase reflects a $199 million increase in policyholders’ benefits, including the change in policy reserves, from $1,014 million in the first quarter of 2010 to $1,213 million in the first quarter of 2011. Our group life business reflected greater benefit costs from unfavorable claims experience, as well as growth in the business, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected higher incidence of new long-term disability claims, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth.

The group life benefits ratio deteriorated 0.6 percentage points from the first quarter of 2010 to the first quarter of 2011, primarily due to unfavorable claims experience on both non-retrospectively and retrospectively experience-rated business, partially offset by a premium adjustment, as discussed above. The group disability benefits ratio deteriorated 7.8 percentage points from the first quarter of 2010 to the first quarter of 2011 primarily due to higher incidence of new long-term disability claims. The group life administrative operating expense ratio improved 0.7 percentage points from the first quarter of 2010 to the first quarter of 2011 reflecting premium growth without a corresponding increase in expenses. The group disability administrative operating expense ratio remained relatively unchanged from the first quarter of 2010 to the first quarter of 2011.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Annualized new business premiums(1):
Group life	$392	$257
Group disability(2)	108	89

Total	$500	$346

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2011 to 2010 Three Month Comparison. Total annualized new business premiums increased $154 million, from $346 million in the first quarter of 2010 to $500 million in the first quarter of 2011. Group life sales increased $135 million driven by higher large case sales to new customers. Group disability sales, which include long-term care and dental products, increased $19 million primarily due to higher large case sales of long-term disability products to existing customers.

International Insurance Division

As a U.S.-based company with significant business operations outside the U.S., we are subject to foreign currency exchange rate risks that could reduce our U.S. dollar equivalent earnings or U.S. dollar equivalent equity in foreign subsidiaries. As discussed further below, we mitigate these risks through various hedging strategies that utilize derivative contracts and U.S. dollar asset holdings within our Japanese subsidiaries.

Impact of foreign currency exchange rate movements on earnings

The operations of our International Insurance segment are subject to currency fluctuations that can materially affect their U.S. dollar earnings from period to period even if earnings on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by non-yen denominated investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in value due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings.

Forward currency hedging program

The financial results of our International Insurance segment for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency income hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with our insurance operations in Japan including Star and Edison, net of expected integration-related costs, as well as Korea and Taiwan.

The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of the International Insurance segment as follows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance Segment	$(39)	$(14)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segment and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The net impact of this program recorded within the Corporate and Other operations was zero for the three months ended March 31, 2011 and a loss of $6 million for the three months ended March 31, 2010.

The notional amounts of these forward currency contracts were $3.1 billion and $3.0 billion as of March 31, 2011 and December 31, 2010, respectively, of which $2.6 billion and $2.5 billion as of March 31, 2011 and December 31, 2010, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments

In addition, our Japanese insurance operations, excluding Star and Edison, hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar interest income. Our Japanese insurance operations, excluding Star and Edison, also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of both March 31, 2011 and December 31, 2010, the notional amount of these investments was ¥357 billion, or $3.2 billion, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yield generated by these investments was 2.8% and 2.7% for the three months ended March 31, 2011 and 2010, respectively.

Below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	March 31, 2011	December 31, 2010
	(in millions)
Cross-currency coupon swap agreements	$(102)	$(132)
Foreign exchange component of interest on dual currency investments	(116)	(114)

Total	$(218)	$(246)

The table below presents as of March 31, 2011, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2011	¥2.8	¥2.9	¥5.7	84.7
2012	3.1	2.9	6.0	83.0
2013	2.9	2.5	5.4	81.6
2014	2.8	2.5	5.3	81.7
2015-2034	27.6	48.6	76.2	79.1

Total	¥39.2	¥59.4	¥98.6	79.9

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of March 31, 2011. The table above does not reflect the forward currency income hedging program discussed above. In establishing the level of yen-denominated earnings that will be hedged through the forward currency income hedging program we take into account the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, which are discussed in greater detail below.

U.S. GAAP earnings impact of products denominated in non-local currencies

Generally, our international insurance operations offer products denominated in local currency. Our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar denominated products. The non-yen denominated insurance liabilities related to these products, which as of March 31, 2011 amounted to $25.8 billion, are supported by non-yen denominated investments in corresponding currencies, including a significant portion designated as available for sale, and other related non-yen denominated net assets, including accrued investment income, to support these products. These assets and liabilities are impacted by foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in value due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, available for sale investments under U.S. GAAP are carried at fair value with changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded within “Asset management fees and other income.” Investments designated as held to maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded within “Asset management fees and other income.” The change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the related non-yen denominated assets and liabilities associated with these products is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

As of March 31, 2011 and December 31, 2010, our Japanese insurance operations had $21.1 billion and $9.7 billion, respectively, of U.S. dollar liabilities for U.S. dollar denominated products issued by these operations. The $11.4 billion increase from December 31, 2010 is primarily driven by $10.9 billion of additional liabilities for U.S. dollar denominated products issued by Star and Edison, all of which are supported by U.S. dollar denominated assets. Excluding Star and Edison, a portion of these liabilities are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion designated as available for sale, and other related U.S. dollar denominated net assets, including accrued investment income, to support these products. As discussed above, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of these assets and liabilities is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

In addition, our Japanese insurance operations also had $4.5 billion and $1.9 billion as of March 31, 2011 and December 31, 2010, respectively, of Australian dollar denominated liabilities for Australian dollar denominated products issued by these operations. The $2.6 billion increase from December 31, 2010 is primarily driven by $2.3 billion of additional Australian dollar denominated liabilities for products issued by Star and Edison. These Australian dollar denominated liabilities are supported by Australian dollar denominated investments, including a significant portion designated as available for sale, and other related Australian dollar denominated net assets, including accrued investment income, to support these products. As discussed above, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of these assets and liabilities is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

Impact of foreign currency exchange rate movements on equity

We also seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent equity in foreign subsidiaries through various hedging strategies. We continue to refine our current capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. We are in the process of evaluating the impact of the Star and Edison acquisition in relation to our existing capital management framework and we may further refine this framework or implement similar hedging strategies for the U.S. dollar equivalent equity of these acquired subsidiaries. Available economic capital represents the excess of the fair value of assets over the fair value of liabilities for the current in force block of business. In our Japanese insurance subsidiaries, excluding the recently acquired Star and Edison Businesses, we currently seek to hedge a portion of estimated available economic capital, including the amount attributable to the U.S. GAAP equity of these Japanese insurance subsidiaries which totaled $5.1 billion as of March 31, 2011, excluding “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments. We hedge a portion of the estimated available economic capital in these Japanese insurance subsidiaries through a variety of instruments, including U.S. dollar denominated assets. These assets are financed with yen-denominated liabilities and equity held in our Japanese insurance subsidiaries. In addition, we may also hedge estimated available economic capital using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar denominated investments. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of all of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies.

As of March 31, 2011, the aggregate amount of the instruments serving as hedges of our estimated available economic capital totaled $7.2 billion, which includes the $5.1 billion attributable to the U.S. GAAP equity of our Japanese insurance subsidiaries excluding Star and Edison as discussed above. This represents an increase of $0.2 billion from the $7.0 billion hedged as of December 31, 2010. These instruments were principally comprised of available for sale U.S. dollar denominated investments with an amortized cost of $5.9 billion and held to maturity U.S. dollar denominated investments with an amortized cost of $0.4 billion held in our Japanese insurance operations, as well as $0.8 billion of net yen-denominated liabilities held in our U.S. domiciled entities, including a portion that has been converted to yen using swaps. The effects of the yen-denominated liabilities are reported in Corporate and Other operations. These amounts do not reflect the forward currency income hedging program or dual currency and synthetic dual currency investments discussed above, which when added to the $7.2 billion of instruments serving as an equity hedge of a portion of the estimated available economic capital, results in a total estimated available economic capital hedge of approximately $10.7 billion as of March 31, 2011, which is in excess of the U.S. GAAP equity of all our Japanese insurance subsidiaries, excluding “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments. In addition, as discussed above, we have $22.1 billion of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese operations, which when added to the $10.7 billion of total estimated available economic capital hedge, results in total U.S. dollar instruments of approximately $32.8 billion as of March 31, 2011. Of the $22.1 billion of U.S. dollar assets supporting U.S. dollar liabilities as of March 31, 2011, $11.2 billion represents U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by Star and Edison.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss).” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity this offset creates a “natural equity hedge.” For those U.S. dollar denominated investments, including available for sale investments, that support the portion of estimated available economic capital above our U.S. GAAP equity there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated Yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment.”

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,102	$1,833
Gibraltar Life and Other operations	2,226	1,114

	4,328	2,947

Benefits and expenses:
Life Planner operations	1,772	1,506
Gibraltar Life and Other operations	1,884	950

	3,656	2,456

Adjusted operating income:
Life Planner operations	330	327
Gibraltar Life and Other operations	342	164

	672	491

Realized investment gains (losses), net, and related adjustments(1)	(317)	(283)
Related charges(1)(2)	12	10
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(13)	56
Change in experience-rated contractholder liabilities due to asset value changes(4)	13	(56)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(158)	(10)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$209	$208

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. The related charges represent payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. The transaction is expected to close in June 2011. As a result, the Company has reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. In addition, the remaining business activities previously reported in the International Investments segment have been reclassified and included in the International Insurance segment as part of the Gibraltar Life and Other operations for all periods presented.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or Star, AIG Edison Life Insurance Company, or Edison, and certain other AIG subsidiaries (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. All acquired entities are Japanese corporations and their businesses are in Japan.

The addition of these operations increases our scale in the Japanese insurance market and provides complementary distribution opportunities. We also expect these businesses to provide attractive returns primarily driven from in force business and cost synergies. Star and Edison’s bank channel distribution will be transferred and integrated with the bank channel operations of Gibraltar Life. In addition, we expect to integrate the core operations of Star and Edison, excluding their bank channel distribution, with our Gibraltar Life operations by early 2012, subject to local regulatory approvals. We expect pre-tax integration costs of approximately $500 million to be incurred over a five year period, including approximately $400 million during 2011 and 2012. After the integration is completed, we expect annual cost savings of approximately $250 million. Actual integration costs may exceed, and actual costs savings may fall short of, such expectations.

The Gibraltar Life operations, including the Star and Edison Businesses, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, operating results presented in the table above includes results for Gibraltar Life for the three months ended February 28, 2011 and 2010, and one month of earnings for the Star and Edison Businesses, acquired on February 1, 2011.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $3 million, from $327 million in the first quarter of 2010 to $330 million in the first quarter of 2011, with no impact from currency fluctuations. Current quarter results include a charge of $19 million associated with estimated claims resulting from the Japanese earthquake and tsunami in March 2011. Excluding the impact of this charge, adjusted operating income increased $22 million, primarily reflecting the growth of business in force and continued strong persistency in our Japanese Life Planner operations.

Adjusted operating income from our Gibraltar Life and Other operations increased $178 million, from $164 million in the first quarter of 2010 to $342 million in the first quarter of 2011, including a favorable impact of $6 million from currency fluctuations. In February 2011, a consortium of investors, including Prudential, that holds a minority interest in China Pacific Insurance (Group) Co., Ltd sold approximately 30% of its original holdings, which contributed a pre-tax gain of $153 million to our results. Prudential’s participation in the consortium is viewed as part of its strategic approach to China. Results for the first quarter of 2011 also include $34 million of earnings from the inclusion of the Star and Edison Businesses from the date of acquisition, offset by $39 million of transaction costs and $8 million of integration costs relating to the acquisition. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $32 million, reflecting business growth, including expanding bank channel sales of protection products, and improved investment results including a greater contribution from our fixed annuity products, which are primarily denominated in U.S. dollars, reflecting growth of that business and lower amortization of deferred policy acquisition costs. The lower amortization of deferred policy acquisition costs associated with our fixed annuity products was primarily driven by lower amortization rates reflecting an increase in investment results included in total gross profits used as a basis for determining amortization rates. These favorable variances were partially offset by higher development costs supporting bank and agency distribution channel growth. Also contributing to the increase in adjusted operating income for our Gibraltar Life and Other operations, results from our international investment operations improved $3 million, from $7 million in the first quarter of 2010 to $10 million in the first quarter of 2011.

Due to the established one-month reporting lag discussed above, current quarter results for our Gibraltar Life operations, including Star and Edison, do not reflect the estimated claims costs arising from the March 2011 Japanese earthquake and tsunami. However, we currently estimate that the impact of claims arising from these events on these operations will result in a pre-tax charge in the second quarter of 2011 of approximately $55 million.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,381 million, from $2,947 million in the first quarter of 2010 to $4,328 million in the first quarter of 2011, including a net favorable impact of $249 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,132 million, from $2,946 million in the first quarter of 2010 to $4,078 million in the first quarter of 2011.

Revenues from our Life Planner operations increased $269 million, from $1,833 million in the first quarter of 2010 to $2,102 million in the first quarter of 2011, including a net favorable impact of $107 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $162 million, from $1,822 million in the first quarter of 2010 to $1,984 million in the first quarter of 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $115 million, from $1,501 million in the first quarter of 2010 to $1,616 million in the first quarter of 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $98 million, from $1,169 million in the first quarter of 2010 to $1,267 million in the first quarter of 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income also increased $36 million, from $292 million in the first quarter of 2010 to $328 million in the first quarter of 2011, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year quarter.

Revenues from our Gibraltar Life and Other operations increased $1,112 million, from $1,114 million in the first quarter of 2010 to $2,226 million in the first quarter of 2011, including a favorable impact of $142 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $970 million, from $1,124 million in the first quarter of 2010 to $2,094 million in the first quarter of 2011. This increase reflects a $702 million increase in premiums, from $758 million in the first quarter of 2010 to $1,460 million in the first quarter of 2011, as premiums benefited from $363 million in higher bank channel sales of single premium whole life due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011, and $258 million of premiums from the acquisition of the Star and Edison Businesses. Higher first year premiums of $65 million due to stronger sales of protection products through our bank distribution channels was partially offset by a $50 million decrease in premiums reflecting the absence of the special dividend arrangement completed in 2010 established as part of Gibraltar Life’s reorganization in 2001. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also contributing to the increase in revenues is favorable investment income primarily reflecting the continued growth of our fixed annuity products and $75 million of income on the acquired assets from Star and Edison, as well as higher other income reflecting the pre-tax gain of $153 million related to the partial sale of our indirect investment in China Pacific Insurance (Group) Co., Ltd., discussed above.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended March 31, 2011 and 2010, we recognized gains of $13 million and $8 million, respectively, in adjusted operating income related to these realized investment gains. As of March 31, 2011, $699 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 29 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and will implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the interest rate environment at that time.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,200 million, from $2,456 million in the first quarter of 2010 to $3,656 million in the first quarter of 2011, including a net unfavorable impact of $243 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $957 million, from $2,423 million in the first quarter of 2010 to $3,380 million in the first quarter of 2011.

Benefits and expenses of our Life Planner operations increased $266 million, from $1,506 million in the first quarter of 2010 to $1,772 million in the first quarter of 2011, including a net unfavorable impact of $107 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $159 million, from $1,484 million in the first quarter of 2010 to $1,643 million in the first quarter of 2011. Benefits and expenses of our Japanese Life Planner operations increased $131 million, from $1,104 million in the first quarter of 2010 to $1,235 million in the first quarter of 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was primarily driven by the growth in business in force and charges of $19 million associated with estimated claims resulting from the Japanese earthquake and tsunami in March 2011.

Benefits and expenses of our Gibraltar Life and Other operations increased $934 million, from $950 million in the first quarter of 2010 to $1,884 million in the first quarter of 2011, including an unfavorable impact of $136 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $798 million, from $939 million in the first quarter of 2010 to $1,737 million in the first quarter of 2011. This increase reflects an increase in policyholder benefits, including changes in reserves, of $614 million reflecting higher single premium whole life sales in the first quarter of 2011, the acquisition of the Star and Edison Businesses, and the absence of the effects of the special dividend arrangement discussed above. Also contributing to the increase in benefits and expenses is higher general and administrative expenses reflecting the impact of the Star and Edison acquisition, an additional $47 million of acquisition-related expenses, as well as higher development costs supporting bank and agency distribution channel growth.

Sales Results

In managing our international insurance business, we analyze revenues, as well as annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the segment, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts. Annualized new business premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$307	$248
Gibraltar Life(1)	373	163

Total	$680	$411

On a constant exchange rate basis:
Life Planner operations	$286	$244
Gibraltar Life(1)	347	162

Total	$633	$406

(1)	Includes one month of annualized new business premiums for the Star and Edison Businesses, acquired February 1, 2011.

With a diversified product mix supporting the growing demand for retirement and savings products, our international insurance operations offer various traditional whole life, term and endowment policies (which provide for payment on the earlier of death or maturity), as well as retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature. In most of our operations, we also offer certain health products with fixed benefits, as well as annuity products, which are primarily represented by U.S. and Australian dollar denominated fixed annuities in our Gibraltar Life operations.

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers whereas Gibraltar’s Life Advisors have primarily sold individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Life Advisor distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, as well as fixed annuity products primarily denominated in U.S. dollars. The addition of the Star and Edison Businesses, with historical product offerings primarily comprised of individual life insurance, fixed annuities and certain health products with fixed benefits, significantly increases our scale in the Japanese insurance marketplace and also provides complementary distribution capabilities through an increased captive agency force, expanded bank channel distribution, as well as the addition of an established independent agency channel.

Annualized new business premiums on a constant exchange rate basis, by product and distribution channel, are as follows for the periods indicated.

	Three Months Ended March 31, 2011					Three Months Ended March 31, 2010
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$109	$44	$124	$9	$286	$104	$41	$90	$9	$244
Gibraltar Life:
Life Advisors	76	28	17	27	148	56	16	17	15	104
Banks(3)	92	9	5	22	128	31	0	13	12	56
Independent Agency	18	47	2	4	71	2	0	0	0	2

Subtotal	186	84	24	53	347	89	16	30	27	162

Total	$295	$128	$148	$62	$633	$193	$57	$120	$36	$406

(1)	Includes medical insurance, cancer insurance and Accident & Sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 34% and 48%, respectively, of total bank distribution channel annualized new business premiums from life products for the three months ended March 31, 2011, and 1% and 61%, respectively, of total bank distribution channel annualized new business premiums from life products for the three months ended March 31, 2010.

2011 to 2010 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $227 million, from $406 million in the first quarter of 2010 to $633 million in the first quarter of 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $42 million, primarily due to higher sales of U.S. dollar denominated retirement income products in Japan and higher sales of retirement products in Korea.

The number of Life Planners decreased by 68, or 1%, from 6,649 as of March 31, 2010 to 6,581 as of March 31, 2011, driven by decreases of 69 in Poland, 67 in Taiwan and 26 in Argentina, reflecting lower recruitment due to high competition and stringent selection standards, as well as resignations and terminations due in part to failure to meet minimum sales production standards. These decreases were partially offset by increases of 56 in Italy and 42 in Brazil. Over the past twelve months, we transferred 68 Japanese Life Planners to Gibraltar Life, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Life Planners would have remained unchanged, from March 31, 2010 to March 31, 2011. Prior to March 31, 2010, an additional 333 Japanese Life Planners were transferred to Gibraltar Life.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $185 million, from $162 million in the first quarter of 2010 to $347 million in the first quarter of 2011, with Star and Edison contributing $85 million to this increase. Annualized new business premiums for Star and Edison include independent agency sales of $23 million for the renewal of a large 10-year medical contract. Excluding Star and Edison, the increase in annualized new business premiums was driven by independent agency distribution sales of $25 million, primarily cancer whole life products, and higher bank channel sales of $70 million, primarily due to increased sales of protection products including $36 million from single premium whole life sales due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011.

The number of Life Advisors increased by 7,256 from 5,971 as of March 31, 2010 to 13,227 as of March 31, 2011. Excluding the addition of 7,269 Life Advisors from the acquisition of Star and Edison, Gibraltar’s Life

Advisors decreased 13 as new hires and 18 Life Planners transferred to Gibraltar Life as Life Advisors over the last twelve months were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining Life Planners transferred to Gibraltar Life, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2011 and 2010 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities and deferred compensation; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; (8) results of our capital hedge program; and (9) the impact of transactions with other segments.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(4)	$(21)
Capital debt interest expense	(149)	(135)
Pension income and employee benefits	36	45
Other corporate activities	(145)	(92)

Total Corporate Operations(1)	(262)	(203)
Real Estate and Relocation Services	(10)	(7)

Adjusted operating income	(272)	(210)

Realized investment gains (losses), net, and related adjustments(2)	53	72
Related charges(3)	(3)	0
Divested businesses(4)	(1)	(7)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(2)	(7)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(225)	$(152)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2011 to 2010 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $62 million, from $210 million in the first quarter of 2010 to $272 million in the first quarter of 2011. The loss from corporate operations increased $59 million, from $203 million in the first quarter 2010 to $262 million in the first quarter 2011. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses including corporate advertising, contributed to the increased loss. In addition, capital debt interest expense increased $14 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. The deficit included in results from net investment income, net of interest expense, excluding capital debt interest expense, decreased $17 million reflecting the disposal of certain tax credit investments that resulted in equity method losses during the year ago-quarter and the redeployment of corporate debt to our business for both capital and operating purposes. Higher levels of short-term liquidity have been maintained throughout 2010 and 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. The need to hold higher levels of short-term liquidity will result in higher than historical levels of cash and short-term investments in corporate operations until such time as capital is deployed to our business segments or invested longer-term. On February 1, 2011, we used a portion of this cash and short-term investments to partially fund the purchase price for the acquisition of the Star and Edison Businesses. See “—Liquidity and Capital Resources” for additional details.

Results from corporate operations pension income and employee benefits decreased $9 million. The decrease reflects a decrease in income from our qualified pension plan and increases in employee benefit costs. Income from our qualified pension plan decreased $7 million, from $80 million in the first quarter of 2010 to $73 million in the first quarter of 2011.

Adjusted operating income of our real estate and relocation services business decreased $3 million, from a loss of $7 million in the first quarter of 2010 to a loss of $10 million in the first quarter of 2011. The decrease in adjusted operating income is primarily due to a decrease in real estate franchise revenue reflecting lower transaction volume and average home sale prices, driven primarily by the unusual market activity in 2010 from the first time home-buyers tax credit.

Capital hedge program

Corporate and Other operations includes the results of our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” For the first quarter of 2011, the result of this hedge program was a loss of $4 million.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. For the three months ended March 31, 2011, “Realized investment gains (losses), net and related adjustments” includes a gain of $55 million representing the impact of hedging to an amount that differed from our hedge target definition.

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

Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of March 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $156 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,150 million at March 31, 2011, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in millions)
U.S. GAAP results:
Revenues	$1,547	$1,792
Benefits and expenses	1,520	1,533

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$27	$259

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2011 to 2010 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $232 million, from $259 million in the first quarter of 2010 to $27 million in the first quarter of 2011. Results for the first quarter of 2011 include a decrease of $244 million in net realized investment gains, from $274 million in the first quarter of 2010 to $30 million in the first quarter of 2011, primarily due to changes in the value of derivatives, driven by currency derivatives and interest rate swaps. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment

Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” This decrease to income was partially offset by higher net investment income, net of interest expense, primarily due to an increase in income on joint venture and limited partnership investments accounted for under the equity method, as well as higher prepayment income from mortgage loans, partially offset by lower portfolio yields. The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $30 million, from the first quarter of 2010 to the first quarter of 2011. In the first quarter of 2010, there was no policyholder dividend expense as actual earnings were below expected cumulative earnings. As noted above, as of March 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $156 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $245 million, from $1,792 million in the first quarter of 2010 to $1,547 million in the first quarter of 2011, principally driven by the $244 million decrease in net realized investment gains (losses), as discussed above. Premiums also declined, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Partially offsetting these items was an increase in net investment income of $10 million, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $13 million, from $1,533 million in the first quarter of 2010 to $1,520 million in the first quarter of 2011. This decrease included a $26 million decline in policyholders’ benefits, including changes in reserves, driven by a decrease in premiums, as discussed above. Also, amortization of deferred policy acquisition costs decreased $8 million, reflecting the impact of investment gains on actual gross profits for the period compared to the prior period. Partially offsetting these items was a $26 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $30 million, partially offset by a decrease in dividends paid and accrued to policyholders of $4 million, primarily due to a decline in policies in force. In the first quarter of 2010, there was no change in benefits and expenses resulting from changes in the policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings.

Income Taxes

Our income tax provision amounted to an income tax expense of $190 million in the first quarter of 2011 compared to an expense of $351 million in the first quarter of 2010. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first quarter of 2010 to the first quarter of 2011. In addition, income tax expense for the first quarter of 2010 included a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy. The decrease in income tax expense was partially offset by $10 million of an additional U.S. tax expense included in the first quarter of 2011 related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities, creates the effect of a "double tax" for U.S. GAAP purposes. For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $14 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Financial Advisory	$(2)	$(3)
Other(1)	1	(4)

Total divested businesses excluded from adjusted operating income	$(1)	$(7)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

Results for the three months ended March 31, 2011 and 2010 include the recognition of net investment losses of $17 million and net investment gains of $252 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains and losses primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended March 31, 2011 and 2010 include net investment losses of $19 million and net investment gains of $40 million, respectively, related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2011 and 2010 include decreases of $34 million and increases of $320 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains and losses net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $2 million and $28 million for the three months ended March 31, 2011 and 2010, respectively. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $8 million and $12 million as of March 31, 2011 and 2010, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $1 million and $49 million, for the three months ended March 31, 2011 and 2010, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2011 and December 31, 2010, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of March 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,924	$0	$		$5,924
Obligations of U.S. states and their political subdivisions	0	1,655	0			1,655
Foreign government bonds	0	62,849	13			62,862
Corporate securities	6	90,454	1,040			91,500
Asset-backed securities	0	5,594	2,295			7,889
Commercial mortgage-backed securities	0	9,563	143			9,706
Residential mortgage-backed securities	0	7,306	19			7,325

Subtotal	6	183,345	3,510			186,861
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	322	0			322
Obligations of U.S. states and their political subdivisions	0	181	0			181
Foreign government bonds	0	625	0			625
Corporate securities	0	10,187	109			10,296
Asset-backed securities	0	830	386			1,216
Commercial mortgage-backed securities	0	2,422	5			2,427
Residential mortgage-backed securities	0	1,455	3			1,458
Equity securities	1,034	135	81			1,250
Short-term investments and cash equivalents	484	55	0			539

Subtotal	1,518	16,212	584			18,314
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	160	0			160
Obligations of U.S. states and their political subdivisions	318	0	0			318
Foreign government bonds	1	39	0			40
Corporate securities	4	148	38			190
Asset-backed securities	0	490	83			573
Commercial mortgage-backed securities	0	82	21			103
Residential mortgage-backed securities	0	166	16			182
Equity securities	230	38	164			432
All other	82	7,064	103		(5,648)	1,601

Subtotal	635	8,187	425		(5,648)	3,599
Equity securities, available for sale	2,637	2,174	1,475			6,286
Commercial mortgage and other loans	0	94	178			272
Other long-term investments	43	77	804			924
Short-term investments	2,303	3,371	0			5,674
Cash equivalents	1,699	3,817	0			5,516
Other assets(4)	3,306	(27)	(2)			3,277

Subtotal excluding separate account assets	12,147	217,250	6,974		(5,648)	230,723
Separate account assets(3)	45,441	156,309	16,632			218,382

Total assets	$57,588	$373,559	$23,606		$(5,648)	$449,105

Future policy benefits	$0	$0	$(694)	$		$(694)
Long-term debt	0	0	0			0
Other liabilities	0	6,793	3		(5,557)	1,239

Total liabilities	$0	$6,793	$(691)		$(5,557)	$545

	Closed Block Business as of March 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,180	$0	$	$6,180
Obligations of U.S. states and their political subdivisions	0	640	0		640
Foreign government bonds	0	641	14		655
Corporate securities	0	26,788	657		27,445
Asset-backed securities	0	3,655	461		4,116
Commercial mortgage-backed securities	0	3,739	0		3,739
Residential mortgage-backed securities	0	2,179	2		2,181

Subtotal	0	43,822	1,134		44,956
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	123	0		123
Asset-backed securities	0	36	0		36
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	0	0	0		0
All other	0	0	0		0

Subtotal	0	159	0		159
Equity securities, available for sale	3,642	2	180		3,824
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	(2)	(69)	0		(71)
Short-term investments	849	75	0		924
Cash equivalents	123	327	0		450
Other assets	0	106	11		117

Subtotal excluding separate account assets	4,612	44,422	1,325		50,359
Separate account assets(3)	0	0	0		0

Total assets	$4,612	$44,422	$1,325	$	$50,359

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	0		0

Total liabilities	$0	$0	$0	$	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 3% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	The negative Other Assets amounts for Financial Services Businesses reflect the impact of inter-company eliminations.

	Financial Services Businesses as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,264	$0	$		$5,264
Obligations of U.S. states and their political subdivisions	0	1,574	0			1,574
Foreign government bonds	0	49,549	13			49,562
Corporate securities	5	69,843	694			70,542
Asset-backed securities	0	5,713	1,348			7,061
Commercial mortgage-backed securities	0	8,128	130			8,258
Residential mortgage-backed securities	0	7,525	20			7,545

Subtotal	5	147,596	2,205			149,806
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	151	35			200
Asset-backed securities	0	574	50			624
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	392	142	26			560
All other	33	7,899	134		(5,904)	2,162

Subtotal	558	9,133	282		(5,904)	4,069
Equity securities, available for sale	1,038	2,788	322			4,148
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	169	768			974
Short-term investments	2,171	1,641	0			3,812
Cash equivalents	2,332	6,359	0			8,691
Other assets	2,785	(107)	(2)			2,676

Subtotal excluding separate account assets	10,467	183,610	4,122		(5,904)	192,295
Separate account assets(3)	43,273	148,711	15,792			207,776

Total assets	$53,740	$332,321	$19,914		$(5,904)	$400,071

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,736	2		(5,712)	1,027

Total liabilities	$1	$6,736	$(202)		$(5,712)	$823

	Closed Block Business as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,034	$0	$	$6,034
Obligations of U.S. states and their political subdivisions	0	657	0		657
Foreign government bonds	0	663	14		677
Corporate securities	0	27,182	493		27,675
Asset-backed securities	0	3,525	405		3,930
Commercial mortgage-backed securities	0	3,779	0		3,779
Residential mortgage-backed securities	0	2,422	3		2,425

Subtotal	0	44,262	915		45,177
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	118	0		118
Asset-backed securities	0	33	4		37
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	1	0	0		1
All other	0	0	0		0

Subtotal	1	151	4		156
Equity securities, available for sale	3,420	140	33		3,593
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	(40)	0		(40)
Short-term investments	1,136	28	0		1,164
Cash equivalents	143	302	0		445
Other assets	0	107	11		118

Subtotal excluding separate account assets	4,700	44,950	963		50,613
Separate account assets (3)	0	0	0		0

Total assets	$4,700	$44,950	$963	$	$50,613

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	1		1

Total liabilities	$0	$0	$1	$	$1

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

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

Fixed Maturity and Equity Securities

Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or non-binding broker quotes. For public fixed maturity securities, we generally use the price provided by the independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs, and accordingly, such securities are included in Level 3 in our fair value hierarchy.

Level 3 fixed maturity securities included approximately $3.4 billion as of March 31, 2011 and $2.1 billion as of December 31, 2010 of public fixed maturities, with values primarily based on non-binding broker quotes, and approximately $1.9 billion as of March 31, 2011 and $1.4 billion as of December 31, 2010 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of March 31, 2011 and December 31, 2010. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.3 billion as of both March 31, 2011 and December 31, 2010.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. Derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $94 million and $3 million, respectively, as of March 31, 2011 and $126 million and $3 million, respectively, as of December 31, 2010, without giving consideration to the impact of netting.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or an asset balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. Because there are significant assumptions utilized in the valuation of the embedded derivatives associated with our optional living benefit features that are primarily unobservable, the liability included in future policy benefits has been reflected within Level 3 in our fair value hierarchy.

We are also required to incorporate the market perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of March 31, 2011 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position. As of March 31, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for the market’s perception of our own non-performance risk, was a net asset of $78 million. This net asset was comprised of $1,295 million of embedded derivative assets net of $1,217 million of liabilities. For the first quarter of 2011, our adjustment for the market’s perception of our own non-performance risk decreased $125 million for the Individual Annuities segment primarily due to a reduction in embedded derivatives in a liability position primarily from higher interest rates and favorable market conditions. At March 31, 2011, our adjustment for the market’s perception of our own non-performance risk resulted in a $598 million decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of those embedded derivatives in a liability position.

The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the asset of $490 million, from $204 million as of December 31, 2010 to $694 million as of March 31, 2011. The increase primarily reflects lower expected future benefit payments and higher expected fees, primarily resulting from an increase in policyholder account balances driven by favorable market conditions in the first quarter of 2011. These changes were significantly offset by decreased amortization of deferred policy acquisition and other costs, and changes in value of related hedging instruments, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended March 31, 2011 primarily related to asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities and reflect adverse financial conditions of the respective issuers and foreign currency translation losses related to foreign denominated securities that are approaching maturity, while other-than-temporary impairments in the first quarter of 2010 related to Japanese commercial mortgage-backed securities and reflect adverse financial conditions of the respective issuers.

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

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions (realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings and those associated with terminating hedges of foreign currency earnings and current period yield adjustments), and related charges and adjustments.

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(80)	$115
Closed Block Business	30	274

Consolidated realized investment gains (losses), net	$(50)	$389

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(4)	$(217)
Equity securities	3	(10)
Commercial mortgage and other loans	6	(15)
Derivative instruments	(98)	358
Other	13	(1)

Total	(80)	115
Related adjustments(1)	(276)	(48)

Realized investment gains (losses), net, and related adjustments	$(356)	$67

Related charges(2)	$(4)	$(127)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$29	$(6)
Equity securities	59	51
Commercial mortgage and other loans	5	8
Derivative instruments	(63)	218
Other	0	3

Total	$30	$274

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “Other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2011 to 2010 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first quarter of 2011 were $80 million, compared to net realized investment gains of $115 million in the first quarter of 2010.

Net realized losses on fixed maturity securities were $4 million in the first quarter of 2011, compared to net realized losses of $217 million in the first quarter of 2010, as set forth in the following table:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$123	$43
Private bond prepayment premiums	10	7

Total gross realized investment gains	133	50

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(79)	(216)
Gross losses on sales and maturities(1)	(57)	(47)
Credit related losses on sales	(1)	(4)

Total gross realized investment losses	(137)	(267)

Realized investment gains (losses), net—Fixed Maturity Securities	$(4)	$(217)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$66	$(4)

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first quarter of 2011 were $66 million and were primarily due to sales within our Retirement and Individual Annuities segments. Included in the net gains on sales and maturities of fixed maturity securities were $28 million of net gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading losses on sales and maturities of fixed maturity securities in the first quarter of 2010 were $4 million primarily due to sales within our International Insurance operations, Retirement and Individual Annuities segments. Net losses on sales and maturities in the first quarter of 2010 included $1 million related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2011 and 2010.

Net realized gains on equity securities were $3 million in the first quarter of 2011, of which net trading gains on sales of equity securities were $16 million, partially offset by other-than-temporary impairments of $13 million. Net trading gains in the first quarter of 2011 were primarily due to public equity sales within our International Insurance operations. Net realized losses on equity securities were $10 million in the first quarter of 2010, of which other-than-temporary impairments were $66 million and net trading gains on sales of equity securities were $56 million. Net trading gains in the first quarter of 2010 were due to private equity sales within our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first quarter of 2011 were $6 million and primarily related to a net decrease in the loan loss reserves of $12 million, partially offset by mark-to-market losses on our interim loan portfolio of $6 million within our commercial mortgage operations. Net realized losses on commercial mortgage and other loans in the first quarter of 2010 were $15 million primarily related to mark-to-market losses on our interim loan portfolio within our commercial mortgage operations partially offset by a net decrease in the loan loss reserve of $29 million. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $98 million in the first quarter of 2011, compared to net realized gains of $358 million in the first quarter of 2010. The net derivative losses in the first quarter of 2011 primarily reflect net losses of $167 million on interest rate derivatives used to manage duration as interest rates increased and net losses of $28 million on credit derivatives as credit spreads generally tightened. Partially offsetting these losses were net gains of $53 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the strengthening of the U.S. dollar, and net gains of $28 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to the net derivative gains were net gains of $23 million on embedded derivatives associated with certain externally-managed investments in the European market. The net derivative gains in the first quarter of 2010 primarily reflect net gains of $123 million on interest rate derivatives used to manage duration. Also contributing to these gains are net derivative gains of $117 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information.

Net realized gains on other investments were $13 million in the first quarter of 2011, which reflected $3 million of other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $1 million in the first quarter of 2010, which included $6 million of other-than-temporary impairments on joint ventures and partnerships and real estate investments.

Related adjustments to realized investment gains (losses) of $(276) million in the first quarter of 2011 include losses of $204 million due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure and certain other adjustments, including a $95 million loss resulting from an out of period adjustment related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by our Gibraltar Life operations. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details on this adjustment. Also contributing to the related adjustments for the first quarter of 2011 was a $65 million additional loss related to the unsecured portion of our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. Any subsequent recoveries of this settlement will also be included as a related adjustment to realized investment gains (losses), net. See Note 15 to the Unaudited Interim Consolidated Financial Statements for further details. Related adjustments of $(48) million in the first quarter of 2010 include losses of $55 million due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure.

During the first quarter of 2011, we recorded other-than-temporary impairments of $95 million in earnings, compared to total other-than-temporary impairments of $288 million recorded in earnings in the first quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Financial Services Businesses(1)
Public fixed maturity securities	$65	$130
Private fixed maturity securities	14	86

Total fixed maturity securities	79	216
Equity securities	13	66
Other invested assets(2)	3	6

Total	$95	$288

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended March 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$21	$23	$44
Due to other accounting guidelines(3)	10	25	35

Total	$31	$48	$79

	Three Months Ended March 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$41	$125	$166
Due to other accounting guidelines(3)	9	41	50

Total	$50	$166	$216

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers and foreign currency translation losses related to foreign denominated securities that are approaching maturity. Our Japanese insurance operations hold U.S. dollar-denominated investments, which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of March 31, 2011 gross unrealized losses related to these securities maturing between April 1, 2011 and December 31, 2013 are $289 million. Absent a change in currency rates, impairments of approximately $111 million would be recorded in earnings over the remaining nine months of 2011 and $46 million in 2012. During the first quarter of 2011, we recorded other-than-temporary impairments of $20 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first quarter of 2010 were concentrated in Japanese commercial mortgage backed securities, asset-backed securities collateralized by sub-prime mortgages, and the finance sector of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first quarter of 2011 and 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2011 were $30 million, compared to net realized investment gains of $274 million in the first quarter of 2010.

Net realized gains on fixed maturity securities were $29 million in the first quarter of 2011, compared to net realized losses of $6 million in the first quarter of 2010, as set forth in the following table:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$61	$38
Private bond prepayment premiums	4	1

Total gross realized investment gains	65	39

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(25)	(38)
Gross losses on sales and maturities(1)	(11)	(6)
Credit related losses on sales	0	(1)

Total gross realized investment losses	(36)	(45)

Realized investment gains (losses), net—Fixed Maturity Securities	$29	$(6)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$50	$32

(1)	Amounts exclude prepayment premiums, other-than-temporary-impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $50 million in the first quarter of 2011, included $1 million of net losses on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $32 million in the first quarter of 2010 were primarily due to sales, related to our total return strategy. There was $1 million of net losses on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages in the first quarter of 2010. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2011 and 2010.

Net realized gains on equity securities were $59 million in the first quarter of 2011. Net trading gains on sales of equity securities were $68 million, partially offset by other-than-temporary impairments of $9 million. Net realized gains on equity securities were $51 million in the first quarter of 2010. Net trading gains on sales of equity securities were $54 million, partially offset by other-than-temporary impairments of $3 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first quarter of 2011 were $5 million related to a net decrease in the loan loss reserve. Net realized gains on commercial mortgage and other loans in the first quarter of 2010 were $8 million related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $63 million in the first quarter of 2011, compared to net realized gains on derivatives of $218 million in the first quarter of 2010. Derivative losses in the first quarter of 2011 primarily reflect net derivative losses of $67 million on currency derivatives used to hedge foreign denominated investments, and net losses of $6 million on credit derivatives as credit spreads generally tightened. Partially offsetting these losses were net gains of $9 million on embedded derivatives associated with certain externally-managed investments in the European market. Derivative gains in the first quarter of 2010 primarily reflect net mark-to-market gains of $133 million on interest rate derivatives used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $80 million on currency derivatives used to hedge foreign denominated investments.

There were $0 million realized gains or losses on other investments in the first quarter of 2011. Net realized gains on other investments were $3 million in the first quarter of 2010, which included $4 million of other-than-temporary impairments on joint ventures and partnerships and real estate investments.

During the first quarter of 2011, we recorded other-than-temporary impairments of $34 million in earnings, compared to other-than-temporary impairments of $45 million recorded in earnings in the first quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings – Closed Block Business(1)
Public fixed maturity securities	$23	$30
Private fixed maturity securities	2	8

Total fixed maturity securities	25	38
Equity securities	9	3
Other invested assets(2)	0	4

Total	$34	$45

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$18	$7	$25
Due to other accounting guidelines(3)	0	0	0

Total	$18	$7	$25

	Three Months Ended March 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$22	$15	$37
Due to other accounting guidelines(3)	0	1	1

Total	$22	$16	$38

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the public utilities sectors of our corporate securities that reflect adverse financial conditions of the respective issuers. Other-than-temporary impairments in the first quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services and manufacturing sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first quarter of 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

On February 1, 2011, Prudential Financial completed the acquisition of the Star and Edison Businesses. Our Financial Services Businesses' general account portfolio as of March 31, 2011 includes $42,671 million of invested assets at carrying value of the Star and Edison Businesses, which consists of $35,737 million of fixed maturity securities, $1,935 million of equity securities, $1,662 million of short-term investments, $1,648 million of other long-term investments, $838 million of commercial mortgage and other loans, $568 million of policy loans, and $283 million of trading account assets, primarily supporting insurance liabilities. The current portfolio for the Star and Edison Businesses is expected to be repositioned in order to improve the interest rate exposure profile relative to liabilities, diversify credit and risk asset exposures, and reduce unhedged currency positions.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	March 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$160,608	$30,296	$190,904	59.6%
Public, held to maturity, at amortized cost	3,812	0	3,812	1.2
Private, available for sale, at fair value	24,134	14,660	38,794	12.1
Private, held to maturity, at amortized cost	1,290	0	1,290	0.4
Trading account assets supporting insurance liabilities, at fair value	18,314	0	18,314	5.6
Other trading account assets, at fair value	1,229	159	1,388	0.4
Equity securities, available for sale, at fair value	6,273	3,824	10,097	3.2
Commercial mortgage and other loans, at book value	23,023	8,701	31,724	9.9
Policy loans, at outstanding balance	5,926	5,346	11,272	3.5
Other long-term investments (1)	4,714	1,624	6,338	2.0
Short-term investments (2)	5,694	924	6,618	2.1

Total general account investments	255,017	65,534	320,551	100.0%

Invested assets of other entities and operations (3)	7,759	0	7,759

Total investments	$262,776	$65,534	$328,310

	December 31, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total

	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$124,577	$30,499	$155,076	56.3%
Public, held to maturity, at amortized cost	3,940	0	3,940	1.4
Private, available for sale, at fair value	23,108	14,678	37,786	13.7
Private, held to maturity, at amortized cost	1,286	0	1,286	0.5
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	6.5
Other trading account assets, at fair value	1,220	156	1,376	0.5
Equity securities, available for sale, at fair value	4,135	3,593	7,728	2.8
Commercial mortgage and other loans, at book value	21,901	8,507	30,408	11.0
Policy loans, at outstanding balance	5,290	5,377	10,667	3.9
Other long-term investments(1)	2,988	1,582	4,570	1.6
Short-term investments(2)	3,698	1,164	4,862	1.8

Total general account investments	209,914	65,556	275,470	100.0%

Invested assets of other entities and operations(3)	8,442	0	8,442

Total investments	$218,356	$65,556	$283,912

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of March 31, 2011, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in 2011 was primarily due to the acquisition of the Star and Edison Businesses, and portfolio growth as a result of reinvestment of net investment income partially offset by a net decrease in fair value driven by an increase in risk-free rates. The general account investments attributable to the Closed Block Business remained constant in 2011 primarily due to portfolio growth as a result of reinvestment of net investment income partially offset by net decrease in fair value and net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 49% and 38% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2011 and December 31, 2010, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$95,882	$60,115
Public, held to maturity, at amortized cost	3,812	3,940
Private, available for sale, at fair value	3,944	3,304
Private, held to maturity, at amortized cost	1,290	1,286
Trading account assets supporting insurance liabilities, at fair value	1,686	1,518
Other trading account assets, at fair value	785	702
Equity securities, available for sale, at fair value	3,637	1,612
Commercial mortgage and other loans, at book value	5,131	4,202
Policy loans, at outstanding balance	2,664	2,083
Other long-term investments(1)	3,161	1,320
Short-term investments	1,928	211

Total Japanese general account investments(2)	$123,920	$80,293

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of March 31, 2011, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, is approximately 9 years. The increase in general account investments related to our Japanese insurance operations in 2011 is primarily attributable to the impact of the acquisition of the Star and Edison Businesses and portfolio growth as a result of business inflows, partially offset by a net decrease in fair value driven by an increase in risk-free rates.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2011, our Japanese insurance operations had $32.4 billion, at fair value, of investments denominated in U.S. dollars, including $3.1 billion that were hedged to yen through third party derivative contracts and $22.6 billion that support liabilities denominated in U.S. dollars. As of December 31, 2010, our Japanese insurance operations had $18.2 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.7 billion that support liabilities denominated in U.S. dollars. The $14.2 billion increase of U.S. dollar investments at fair value from December 31, 2010 is primarily driven by $11.3 billion from the Star and Edison Businesses’ U.S. dollar denominated assets supporting U.S. dollar liabilities. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2011
	Financial Services		Closed Block
	Businesses		Business		Combined
	Yield(1)(2)	Amount	Yield(1)	Amount	Yield(1)(2)	Amount
	($ in millions)
Fixed maturities	4.02%	$1,598	5.56%	$564	4.34%	$2,162
Trading account assets supporting insurance liabilities	4.28	192	0.00	0	4.28	192
Equity securities	5.04	54	2.62	19	4.06	73
Commercial mortgage and other loans	5.78	320	6.42	137	5.95	457
Policy loans	4.69	64	6.00	80	5.33	144
Short-term investments and cash equivalents	0.37	11	0.88	1	0.39	12
Other investments	5.48	65	10.30	45	6.77	110

Gross investment income before investment expenses	4.10	2,304	5.70	846	4.43	3,150
Investment expenses	(0.11)	(53)	(0.24)	(36)	(0.14)	(89)

Investment income after investment expenses	3.99%	2,251	5.46%	810	4.29%	3,061

Investment results of other entities and operations(3)		57		0		57

Total investment income		$2,308		$810		$3,118

	Three Months Ended March 31, 2010
	Financial Services		Closed Block
	Businesses		Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.27%	$1,437	5.86%	$587	4.63%	$2,024
Trading account assets supporting insurance liabilities	4.59	187	0.00	0	4.59	187
Equity securities	6.31	53	2.59	17	4.67	70
Commercial mortgage and other loans	5.70	299	6.43	132	5.91	431
Policy loans	4.77	57	6.34	85	5.60	142
Short-term investments and cash equivalents	0.26	8	0.42	1	0.26	9
Other investments	3.77	40	2.90	12	3.52	52

Gross investment income before investment expenses	4.24	2,081	5.69	834	4.57	2,915
Investment expenses	(0.12)	(50)	(0.23)	(34)	(0.15)	(84)

Investment income after investment expenses	4.12%	2,031	5.46%	800	4.42%	2,831

Investment results of other entities and operations(3)		41		0		41

Total investment income		$2,072		$800		$2,872

(1)

Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short- term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

(2)	Yields are weighted for one month of income and assets related to the Star and Edison Businesses.
(3)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. There was no change in the net investment income yield attributable to the Closed Block Business for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, as investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, offset the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.38%	$1,057	5.46%	$1,032
Trading account assets supporting insurance liabilities	4.42	181	4.76	179
Equity securities	8.12	41	9.36	42
Commercial mortgage and other loans	6.16	272	5.95	257
Policy loans	5.60	45	5.38	41
Short-term investments and cash equivalents	0.31	7	0.25	7
Other investments	3.75	19	1.72	8

Gross investment income before investment expenses	5.04	1,622	4.99	1,566
Investment expenses	(0.12)	(27)	(0.11)	(24)

Investment income after investment expenses	4.92%	1,595	4.88%	1,542

Investment results of other entities and operations(2)		57		41

Total investment income		$1,652		$1,583

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese insurance operations’ portfolio for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in other investment yields driven by favorable joint venture and limited partnership earnings driven by appreciation on the underlying assets partially offset by a decrease in fixed maturity yields as a result of lower interest rates on floating rate investments from rate resets and lower fixed maturity reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese insurance operations’ general account for the periods indicated.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Yield(1)(2)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.70%	$541	2.75%	$405
Trading account assets supporting insurance liabilities	2.80	11	2.66	8
Equity securities	2.29	13	2.76	11
Commercial mortgage and other loans	4.27	48	4.56	42
Policy loans	3.40	19	3.74	16
Short-term investments and cash equivalents	0.59	4	0.33	1
Other investments	6.84	46	5.50	32

Gross investment income before investment expenses	2.83	682	2.91	515
Investment expenses	(0.11)	(26)	(0.14)	(26)

Total investment income	2.72%	$656	2.77%	$489

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields are weighted for one month of income and assets related to the Star and Edison Businesses.

The decrease in the net investment income yield on the Japanese insurance portfolio for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the impact of the acquisition of the Star and Edison Businesses and lower fixed maturity reinvestment rates.

The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average amortized cost of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2011 and 2010, was approximately $17.1 billion and $10.7 billion, respectively. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

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

As of March 31, 2011, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was in aggregate approximately $588 million, based on amortized cost, substantially all within the Financial Services Businesses and primarily representing Italian government securities owned by Prudential's Italian insurance operations.

As of March 31, 2011, our consolidated direct investment exposure in Turkey, United Arab Emirates, Israel, Saudi Arabia, Bahrain, Qatar, Kuwait, and Tunisia was in aggregate approximately $480 million, based on amortized cost, primarily within the Financial Services Businesses, and included approximately $138 million representing investment exposure in Israel. We had no direct investment exposure in Egypt or Libya as of March 31, 2011.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$25,146	$1,431	$607	$25,970	$21,590	$1,538	$539	$22,589
Utilities	13,953	785	205	14,533	11,153	851	179	11,825
Finance	21,082	491	334	21,239	11,213	385	331	11,267
Services	11,452	613	356	11,709	10,170	612	333	10,449
Energy	6,619	332	189	6,762	5,356	364	168	5,552
Transportation	4,863	217	66	5,014	3,625	240	62	3,803
Retail and wholesale	5,076	194	154	5,116	4,110	214	138	4,186
Other	1,676	32	71	1,637	1,359	62	62	1,359

Total corporate securities	89,867	4,095	1,982	91,980	68,576	4,266	1,812	71,030
Foreign government(3)	61,919	2,336	173	64,082	48,016	2,915	86	50,845
Residential mortgage-backed	7,251	341	55	7,537	7,504	397	51	7,850
Asset-backed securities(4)	9,480	160	834	8,806	8,790	168	969	7,989
Commercial mortgage-backed	9,576	587	57	10,106	8,142	592	63	8,671
U.S. government	5,613	407	160	5,860	4,807	464	67	5,204
State & municipal(5)	1,701	19	66	1,654	1,601	24	52	1,573

Total(6)(7)	$185,407	$7,945	$3,327	$190,025	$147,436	$8,826	$3,100	$153,162

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	Includes $255 million of gross unrealized gains and $74 million of gross unrealized losses as of March 31, 2011, compared to $319 million of gross unrealized gains and $68 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(3)	As of March 31, 2011 and December 31, 2010, based on amortized cost, 84% and 83%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% and 8%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010, to March 31, 2011, was primarily due to a net increase in interest rates, mainly the result of risk-free rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$7,870	$701	$51	$8,520	$7,940	$754	$66	$8,628
Utilities	5,417	475	34	5,858	5,566	510	42	6,034
Services	4,526	377	27	4,876	4,562	377	35	4,904
Finance	2,894	141	35	3,000	2,723	125	53	2,795
Energy	1,772	168	6	1,934	1,887	184	6	2,065
Retail and wholesale	1,612	156	16	1,752	1,641	166	21	1,786
Transportation	1,378	105	10	1,473	1,349	102	19	1,432
Other	30	2	0	32	29	2	0	31

Total corporate securities	25,499	2,125	179	27,445	25,697	2,220	242	27,675
Asset-backed securities(2)	4,684	65	633	4,116	4,570	60	701	3,929
Commercial mortgage-backed	3,578	164	3	3,739	3,615	170	6	3,779
U.S. government	6,339	136	295	6,180	6,066	197	228	6,035
Residential mortgage-backed	2,075	122	15	2,182	2,311	129	15	2,425
Foreign government(3)	579	83	8	654	596	90	9	677
State & municipal	638	14	12	640	651	19	13	657

Total(4)	$43,392	$2,709	$1,145	$44,956	$43,506	$2,885	$1,214	$45,177

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.

(3)	As of March 31, 2011 and December 31, 2010, based on amortized cost, no individual foreign country represented more than 8% of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010, to March 31, 2011, was primarily due to a net increase in interest rates, mainly the result of risk-free rates.

Asset-Backed Securities

Included within asset-backed securities attributable to the Financial Services Businesses are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, higher unemployment levels, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. Recently there has been significant attention given to potential deficiencies in lenders' foreclosure documentation, causing delays in the foreclosure process. Many lenders have indicated that the issues are administrative and they do not expect significant delays in their foreclosure proceedings. From the perspective of an investor in securities backed by sub-prime collateral, any significant delays in foreclosure proceedings could result in increased servicing costs which could negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are evaluating our legal options with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices. The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2010
	AAA	AA	A	BBB	BB and below
Vintage
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011— 2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	3	5	307	316	338
2006	1	7	10	30	308	356	424
2005	0	0	0	0	9	9	9
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	2	7	13	35	624	681	771
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	3	0	0	0	229	232	266
2006	10	71	35	19	829	964	1,066
2005	1	20	24	34	295	374	436
2004 & Prior	22	45	69	59	648	843	885

Total all other portfolios	36	136	128	112	2,001	2,413	2,653

Total collateralized by sub-prime mortgages(2)	38	143	141	147	2,625	3,094	3,424
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	550	0	550	588
Collateralized by auto loans	912	2	6	6	0	926	931
Collateralized by credit cards	610	0	8	405	3	1,026	1,014
Collateralized by non-sub-prime mortgages	1,704	123	22	37	22	1,908	1,373
Other asset-backed securities(3)	641	887	133	109	206	1,976	1,460

Total asset-backed securities(4)	$3,905	$1,155	$310	$1,254	$2,856	$9,480	$8,790

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2011
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2010
	AAA	AA	A	BBB	BB and below
Vintage
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	2	5	228	236	255
2006	1	6	10	30	252	299	360
2005	0	0	0	0	8	8	8
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	2	6	12	35	488	543	623
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	3	0	0	0	136	139	158
2006	7	61	25	17	595	705	764
2005	1	19	22	26	230	298	338
2004 & Prior	21	38	60	48	490	657	671

Total all other portfolios	32	118	107	91	1,451	1,799	1,931

Total collateralized by sub-prime mortgages	34	124	119	126	1,939	2,342	2,554
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	574	0	574	619
Collateralized by auto loans	914	2	6	6	0	928	933
Collateralized by credit cards	644	0	8	396	3	1,051	1,039
Collateralized by non-sub-prime mortgages	1,747	124	22	34	21	1,948	1,421
Other asset-backed securities(3)	647	884	133	110	189	1,963	1,423

Total asset-backed securities(4)	$3,986	$1,134	$288	$1,246	$2,152	$8,806	$7,989

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $3.1 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2011 are $173 million of securities collateralized by second-lien exposures.
(3)	As of March 31, 2011, includes collateralized debt obligations with amortized cost of $159 million and fair value of $170 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2011, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $3.424 billion as of December 31, 2010 to $3.094 billion as of March 31, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $762 million as of March 31, 2011 and $882 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of March 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2011, based on amortized cost, approximately 64% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $3.094 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2011 were $703 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	4	0	3	5	229	241	258
2006	1	10	12	36	269	328	390
2005	1	1	0	0	9	11	12
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	6	11	15	41	507	580	660
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	5	0	19	7	203	234	256
2006	96	0	0	0	740	836	868
2005	12	91	60	15	132	310	343
2004 & Prior	2	56	52	81	421	612	630

Total all other portfolios	115	147	131	103	1,496	1,992	2,097

Total collateralized by sub-prime mortgages(2)	121	158	146	144	2,003	2,572	2,757
Other asset-backed securities:
Collateralized by credit cards	426	0	36	194	2	658	642
Collateralized by auto loans	488	0	0	0	0	488	396
Externally-managed investments in the European market	0	0	0	221	0	221	212
Collateralized by education loans	300	20	0	0	0	320	201
Other asset-backed securities(3)	171	150	52	3	49	425	362

Total asset-backed securities	$1,506	$328	$234	$562	$2,054	$4,684	$4,570

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	4	0	3	5	175	187	202
2006	1	9	12	35	225	282	339
2005	1	1	0	0	8	10	10
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	6	10	15	40	408	479	551
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	4	0	15	5	130	154	169
2006	86	0	0	0	491	577	585
2005	11	85	49	12	100	257	276
2004 & Prior	2	50	43	69	336	500	509

Total all other portfolios	103	135	107	86	1,057	1,488	1,539

Total collateralized by sub-prime mortgages	109	145	122	126	1,465	1,967	2,090
Other asset-backed securities:
Collateralized by credit cards	437	0	36	194	2	669	649
Collateralized by auto loans	489	0	0	0	0	489	397
Externally-managed investments in the European market	0	0	0	250	0	250	243
Collateralized by education loans	303	14	0	0	0	317	196
Other asset-backed securities(3)	174	152	53	2	43	424	354

Total asset-backed securities(4)	$1,512	$311	$211	$572	$1,510	$4,116	$3,929

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.6 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2011 are $23 million of securities collateralized by second-lien exposures.
(3)	As of March 31, 2011, includes collateralized debt obligations with amortized cost of $34 million and fair value of $35 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.757 billion as of December 31, 2010 to $2.572 billion as of March 31, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $612 million as of March 31, 2011 and $673 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of March 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2011, based on amortized cost, approximately 69% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.572 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2011 were $699 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of March 31, 2011.

Residential Mortgage-Backed Securities at Amortized Cost

	March 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,193	99.2%	$1,830	88.2%
Collateralized mortgage obligations(2)(3)	58	0.8	245	11.8

Total residential mortgage-backed securities	$7,251	100.0%	$2,075	100.0%

Portion rated Aaa/AAA (4)	$7,161	98.8%	$1,847	89.0%

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,442	99.2%	$2,055	88.9%
Collateralized mortgage obligations(2)(3)	62	0.8	256	11.1

Total residential mortgage-backed securities	$7,504	100.0%	$2,311	100.0%

Portion rated Aaa/AAA(4)	$7,413	98.8%	$2,074	89.7%

(1)	As of March 31, 2011, of these securities, for the Financial Services Businesses, $5.616 billion are supported by U.S. government and $1.576 billion are supported by foreign government. As of December 31, 2010, of these securities, for the Financial Services Businesses, $5.954 billion were supported by the U.S. government and $1.488 billion were supported by foreign government. For the Closed Block Business all of the securities are supported by the U.S. government as of March 31, 2011 and December 31, 2010.
(2)	Includes alternative residential mortgage loans of $44 million and $46 million in the Financial Services Businesses, and $104 million and $108 million in the Closed Block Business, for March 31, 2011 and December 31, 2010, respectively.

(3)	As of March 31, 2011, of these collateralized mortgage obligations, for the Financial Services Businesses, 25% have credit ratings of A or above, 1% have BBB credit ratings and the remaining 74% have below investment grade ratings, and as of December 31, 2010, 38% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 55% have below investment grade ratings. As of March 31, 2011, for the Closed Block Business, 22% have A credit ratings or above, 45% have BBB credit ratings, and 33% have below investment grade ratings, and as of December 31, 2010, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

Weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital have led to a very difficult refinancing environment and an increase in the overall delinquency rate on commercial mortgages in the commercial mortgage-backed securities market. Despite an otherwise stabilizing economy, job growth, a key factor in driving demand for commercial real estate, remains weak. However, the pace of deterioration has slowed and prices of commercial real estate appear to have bottomed. There continue to be signs of improvement in commercial real estate fundamentals, such as vacancy rates declining from their peak and positive rent growth that began in 2010. In addition, we have observed several market factors related to commercial mortgage-backed securities issued in 2006 and 2007, including less stringent underwriting, higher levels of leverage and collateral valuations that are generally no longer realizable. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on securities in these vintages. The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0
2010	99	0	0	0	0	99	89
2009	117	0	0	0	0	117	117
2008	176	0	17	16	56	265	263
2007	1,992	0	35	122	58	2,207	1,970
2006	2,893	285	63	71	27	3,339	3,307
2005	1,676	161	145	92	39	2,113	1,643
2004 & Prior	954	239	128	64	51	1,436	753

Total commercial mortgage-backed securities(2)(3)(4)	$7,907	$685	$388	$365	$231	$9,576	$8,142

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2011
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0
2010	99	0	0	0	0	99	90
2009	116	0	0	0	0	116	118
2008	188	0	17	15	48	268	262
2007	2,070	0	36	123	73	2,302	2,070
2006	3,111	312	68	72	28	3,591	3,567
2005	1,810	166	148	100	44	2,268	1,785
2004 & Prior	981	244	127	61	49	1,462	779

Total commercial mortgage-backed securities(2)	$8,375	$722	$396	$371	$242	$10,106	$8,671

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of March 31, 2011 are downgraded super senior securities with amortized cost of $330 million in AA and $63 million in A.
(4)	Included in the table above as of March 31, 2011 are agency commercial mortgage-backed securities with amortized cost of $251 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by Non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $12 million in AAA, $4 million in A, $17 million in BBB and $94 million in BB and below as of March 31, 2011 and $12 million in AAA, $3 million in A, $18 million in BBB and $104 million in BB and below as of December 31, 2010.

Included in the table above are commercial mortgage-backed securities collateralized by U.S. properties all related to commercial mortgage-backed securities held by the Star and Edison Businesses with an amortized cost of $519 million in AAA, $296 million in AA, $259 million in A, $332 million in BBB and $135 million in BB and below as of March 31, 2011.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 30% as of March 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of March 31, 2011, based on amortized cost, approximately 88% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 67% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of March 31, 2011, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage — Financial Services Businesses

	March 31, 2011
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008	32%
2007	30%				13%
2006	32%	33%	31%		12%
2005	32%	17%			24%
2004 & Prior	29%	25%	23%	14%	22%

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage — Financial Services Businesses

	March 31, 2011
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008			40%	31%	29%
2007					31%
2006	64%				38%
2005				59%	16%
2004 & Prior					0%

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage - Financial Services Businesses

	March 31, 2011
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0	$0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	177	0	0	0	0	0	0	177
2007	1,957	0	0	0	0	0	0	1,957
2006	1,746	1,134	0	0	0	1	12	2,893
2005	605	1,039	0	16	0	5	10	1,675
2004 & Prior	43	157	0	57	492	201	4	954

Total(1)	$4,528	$2,330	$0	$73	$492	$207	$26	$7,656

(1)	Excludes agency commercial mortgage-backed securities of $251 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2011
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2010
	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	10	0	0	0	0	10	9
2007	690	0	0	0	4	694	705
2006	794	65	11	0	0	870	873
2005	1,210	0	25	0	0	1,235	1,219
2004 & Prior	698	33	29	1	3	764	804

Total commercial mortgage-backed securities(2)	$3,407	$98	$65	$1	$7	$3,578	$3,615

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2011
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	10
2007	711	0	0	0	13	724	731
2006	837	71	12	0	0	920	923
2005	1,263	0	27	0	0	1,290	1,277
2004 & Prior	724	33	30	1	3	791	833

Total commercial mortgage-backed securities	$3,549	$104	$69	$1	$16	$3,739	$3,779

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of March 31, 2011 are downgraded super senior securities with amortized cost of $68 million in AA and $11 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 30% as of March 31, 2011. See above for a definition of this percentage. As of March 31, 2011, based on amortized cost, approximately 64% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more. The following table sets forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of March 31, 2011, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage — Closed Block Business

	March 31, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008	31%
2007	30%				5%
2006	31%	32%	31%
2005	31%		32%
2004 & Prior	31%	26%	44%	10%	67%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage - Closed Block Business

	March 31, 2011
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
Vintage	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0	$0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	9	0	0	0	0	0	0	9
2007	690	0	0	0	0	0	0	690
2006	678	101	0	0	0	0	15	794
2005	943	268	0	0	0	0	0	1,211
2004 & Prior	50	11	0	0	563	73	0	697

Total	$2,370	$380	$0	$0	$563	$73	$15	$3,401

(1)	Excludes agency commercial mortgage-backed securities of $6 million.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC designations as of December 31, 2009, were updated and utilized for reporting as of December 31, 2010 and remain unchanged and were utilized for March 31, 2011. In the fourth quarter of 2010, the NAIC adopted rules which changed the methodology for determining the NAIC designations for commercial mortgage-backed securities, similar to what was done in the fourth quarter of 2009 for residential mortgage-backed securities.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.2 billion, or 4%, of the total fixed maturities as of March 31, 2011 and $8.7 billion, or 6%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 23% and 27% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.1 billion, or 5%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $5.3 billion, or 12%, of the total fixed maturities as of March 31, 2011 and $5.6 billion, or 13%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 40% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2011, and 44% as of December 31, 2010. As of March 31, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $6.4 billion, or 15%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$140,731	$5,454	$1,517	$144,668	$105,068	$6,278	$1,240	$110,106
2	15,815	863	608	16,070	14,129	892	585	14,436

Subtotal High or Highest Quality Securities	156,546	6,317	2,125	160,738	119,197	7,170	1,825	124,542
3	2,405	83	205	2,283	2,753	100	208	2,645
4	1,094	24	204	914	1,067	24	206	885
5	565	31	163	433	630	21	211	440
6	234	25	67	192	271	28	89	210

Subtotal Other Securities (4)	4,298	163	639	3,822	4,721	173	714	4,180

Total Public Fixed Maturities	$160,844	$6,480	$2,764	$164,560	$123,918	$7,343	$2,539	$128,722

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2011 and December 31, 2010, 16 securities with amortized cost of $3 million (fair value, $13 million) and 17 securities with amortized cost of $11 million (fair value, $20 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $213 million of gross unrealized gains and $72 million gross unrealized losses as of March 31, 2011, compared to $272 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2010 on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of March 31, 2011 includes $139 million in emerging market securities and $96 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$22,256	$918	$585	$22,589	$21,965	$1,075	$551	$22,489
2	4,711	416	71	5,056	4,842	423	88	5,177

Subtotal High or Highest Quality Securities	26,967	1,334	656	27,645	26,807	1,498	639	27,666
3	1,540	70	104	1,506	1,547	73	77	1,543
4	852	34	139	747	1,031	27	201	857
5	475	17	155	337	527	17	176	368
6	46	22	7	61	58	20	13	65

Subtotal Other Securities(2)	2,913	143	405	2,651	3,163	137	467	2,833

Total Public Fixed Maturities	$29,880	$1,477	$1,061	$30,296	$29,970	$1,635	$1,106	$30,499

(1)	Includes, as of March 31, 2011 and December 31, 2010, 17 securities with amortized cost of $13 million (fair value, $14 million) and 15 securities with amortized cost of $9 million (fair value, $10 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2011, includes $413 million in securitized bank loans and $223 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities — Financial Services Businesses

(1) (2)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$6,483	$461	$98	$6,846	$6,226	$511	$90	$6,647
2	14,130	820	354	14,596	13,264	792	341	13,715

Subtotal High or Highest Quality Securities	20,613	1,281	452	21,442	19,490	1,303	431	20,362
3	2,485	112	53	2,544	2,467	104	63	2,508
4	861	16	35	842	948	26	44	930
5	493	15	14	494	518	21	17	522
6	111	41	9	143	95	29	6	118

Subtotal Other Securities(4)	3,950	184	111	4,023	4,028	180	130	4,078

Total Private Fixed Maturities	$24,563	$1,465	$563	$25,465	$23,518	$1,483	$561	$24,440

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2011 and December 31, 2010, 161 securities with amortized cost of $1,585 million (fair value, $1,614 million) and 160 securities with amortized cost of $1,776 million (fair value, $1,800 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $42 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2011, compared to $47 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of March 31, 2011 includes $547 million in securitized bank loans and $211 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities — Closed Block Business

(1)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,735	$419	$11	$4,143	$3,702	$447	$11	$4,138
2	7,359	724	25	8,058	7,386	711	35	8,062

Subtotal High or Highest Quality Securities	11,094	1,143	36	12,201	11,088	1,158	46	12,200
3	1,330	73	16	1,387	1,292	67	21	1,338
4	727	10	19	718	803	12	23	792
5	314	5	8	311	307	6	16	297
6	47	1	5	43	46	7	2	51

Subtotal Other Securities(2)	2,418	89	48	2,459	2,448	92	62	2,478

Total Private Fixed Maturities	$13,512	$1,232	$84	$14,660	$13,536	$1,250	$108	$14,678

(1)	Includes, as of March 31, 2011 and December 31, 2010, 89 securities with amortized cost of $1,135 million (fair value, $1,132 million) and 103 securities with amortized cost of $1,523 million (fair value, $1,506 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2011, includes $374 million in securitized bank loans and $368 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities — Financial Services Businesses

(1)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$55,985	$2,231	$798	$57,418	$36,486	$2,413	$645	$38,254
2	27,548	1,577	897	28,228	25,678	1,598	844	26,432

Subtotal High or Highest Quality Securities	83,533	3,808	1,695	85,646	62,164	4,011	1,489	64,686
3	4,201	170	168	4,203	4,253	150	191	4,212
4	1,421	34	83	1,372	1,483	33	99	1,417
5	564	42	23	583	546	33	22	557
6	148	41	13	176	130	39	11	158

Subtotal Other Securities	6,334	287	287	6,334	6,412	255	323	6,344

Total Corporate Fixed Maturities	$89,867	$4,095	$1,982	$91,980	$68,576	$4,266	$1,812	$71,030

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities — Closed Block Business

	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,144	$842	$53	$10,933	$10,064	$951	$65	$10,950
2	11,414	1,088	43	12,459	11,505	1,080	65	12,520

Subtotal High or Highest Quality Securities	21,558	1,930	96	23,392	21,569	2,031	130	23,470
3	2,253	122	22	2,353	2,309	115	31	2,393
4	1,198	41	41	1,198	1,320	35	55	1,300
5	410	18	14	414	422	19	22	419
6	80	14	6	88	77	20	4	93

Subtotal Other Securities	3,941	195	83	4,053	4,128	189	112	4,205

Total Corporate Fixed Maturities	$25,499	$2,125	$179	$27,445	$25,697	$2,220	$242	$27,675

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

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have maturities of ten years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following tables set forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	March 31, 2011
	Single Name		First-to-Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$745	$5	$0	$0	$745	$5
2	25	0	0	0	25	0

Subtotal	770	5	0	0	770	5
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total (2)	$770	$5	$0	$0	$770	$5

	December 31, 2010
	Single Name		First-to-Default Basket(1)		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$3	$0	$0	$290	$3
2	25	0	0	0	25	0

Subtotal	315	3	0	0	315	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total(2)	$315	$3	$0	$0	$315	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.
(2)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	March 31, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$50	$0	$5	$0
2	0	0	0	0

Subtotal	50	0	5	0
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total(1)	$50	$0	$5	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of March 31, 2011 and December 31, 2010, the Financial Services Businesses had $1.676 billion and $1.785 billion of outstanding notional amounts, reported at fair value as a $60 million liability and a $2 million asset, respectively. As of March 31, 2011 and December 31, 2010, the Closed Block Business had $381 million and $399 million of outstanding notional amounts, reported at fair value as a liability of $13 million and $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $11 million and $13 million for the three months ended March 31, 2011 and 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20% – Financial Services Businesses

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$165	$35	$622	$136
Three months or greater but less than six months	1,598	356	751	169
Six months or greater but less than nine months	734	183	1,094	283
Nine months or greater but less than twelve months	979	264	173	52
Greater than twelve months	2,411	821	2,503	908

Total	$5,887	$1,659	$5,143	$1,548

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2011 and December 31, 2010. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $1.659 billion as of March 31, 2011 includes $616 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of March 31, 2011 also include $44 million of gross unrealized losses on securities with amortized cost of $74 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $3 million was included in the six months or greater but less than nine months timeframe, $2 million was included in the nine months or greater but less than twelve months timeframe, and $39 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$58	$13	$173	$37
Three months or greater but less than six months	258	57	149	43
Six months or greater but less than nine months	120	34	70	16
Nine months or greater but less than twelve months	7	2	73	22
Greater than twelve months	1,326	487	1,518	559

Total	$1,769	$593	$1,983	$677

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of March 31, 2011 and December 31, 2010. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $593 million as of March 31, 2011 includes $473 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of March 31, 2011 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $79 million and $216 million for the three months ended March 31, 2011 and 2010, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2011 and 2010, were $31 million and $50 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $25 million and $38 million for the three months ended March 31, 2011 and 2010, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2011 and 2010, were $18 million and $22 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading account assets supporting insurance liabilities

Certain products included in the Retirement and International Insurance segments are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income,” and excluded from adjusted operating income. Investment income for these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of this portfolio as of the dates indicated.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$539	$539	$697	$697
Fixed Maturities:
Corporate securities	9,799	10,296	9,581	10,118
Commercial mortgage-backed securities	2,383	2,427	2,352	2,407
Residential mortgage-backed securities	1,446	1,458	1,350	1,363
Asset-backed securities	1,325	1,216	1,158	1,030
Foreign government bonds	620	625	567	569
U.S. government authorities and agencies and obligations of U.S. states	522	503	467	448

Total fixed maturities	16,095	16,525	15,475	15,935
Equity securities	1,281	1,250	1,156	1,139

Total trading account assets supporting insurance liabilities	$17,915	$18,314	$17,328	$17,771

As a percentage of amortized cost, 76% of the portfolio was publicly traded as of both March 31, 2011, and December 31, 2010. As of March 31, 2011 and December 31, 2010, 93% and 90%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2011, $1.305 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $100 million secured by “ALT-A” mortgages, represented the remaining $141 million of residential mortgage-backed securities, of which 89% have credit ratings of A or better and 11% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category - Trading Account Assets Supporting Insurance Liabilities

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Manufacturing	$3,119	$3,317	$3,084	$3,306
Utilities	1,839	1,946	1,961	2,076
Services	1,804	1,887	1,700	1,783
Finance	1,513	1,531	1,270	1,290
Energy	641	686	704	753
Transportation	455	484	467	495
Retail and Wholesale	411	428	378	398
Other	17	17	17	17

Total Corporate Securities	$9,799	$10,296	$9,581	$10,118

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2010
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	123	123	124
2006	0	0	0	2	93	95	101
2005	0	0	0	0	39	39	50
2004 & Prior	1	9	4	12	43	69	71

Total collateralized by sub-prime mortgages	1	9	4	14	298	326	346
Other asset-backed securities:
Collateralized by auto loans	70	0	0	0	0	70	36
Collateralized by credit cards	364	0	0	54	0	418	443
Other asset-backed securities	217	219	39	21	15	511	333

Total asset-backed securities	$652	$228	$43	$89	$313	$1,325	$1,158

Asset-Backed Securities at Fair Value —Trading Account Assets Supporting Insurance Liabilities

	March 31, 2011
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2010
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	57	57	56
2006	0	0	0	2	60	62	65
2005	0	0	0	0	31	31	36
2004 & Prior	0	8	3	10	29	50	51

Total collateralized by sub-prime mortgages(1)	0	8	3	12	177	200	208
Other asset-backed securities:
Collateralized by auto loans	70	0	0	0	0	70	36
Collateralized by credit cards	381	0	0	54	0	435	460
Other asset-backed securities(2)	221	221	40	17	12	511	326

Total asset-backed securities	$672	$229	$43	$83	$189	$1,216	$1,030

(1)	Included within the $200 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of March 31, 2011 are $2 million of securities collateralized by second-lien exposures at fair value.
(2)	As of March 31, 2011, includes collateralized debt obligations with fair value of $24 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0
2010	103	0	0	0	0	103	65
2009	4	0	0	0	0	4	32
2008	30	0	0	0	0	30	30
2007	152	0	0	0	0	152	128
2006	604	53	0	0	0	657	651
2005 & Prior	1,367	16	27	17	10	1,437	1,446

Total commercial mortgage-backed securities(1)	$2,260	$69	$27	$17	$10	$2,383	$2,352

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0
2010	101	0	0	0	0	101	64
2009	5	0	0	0	0	5	31
2008	31	0	0	0	0	31	31
2007	153	0	0	0	0	153	130
2006	620	54	0	0	0	674	670
2005 & Prior	1,401	16	27	12	7	1,463	1,481

Total commercial mortgage-backed securities	$2,311	$70	$27	$12	$7	$2,427	$2,407

(1)	Included in the table above as of March 31, 2011 are downgraded super senior securities with amortized cost of $53 million in AA.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities — Trading Account Assets Supporting Insurance Liabilities

(1) (2)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$8,416	$277	$89	$8,604	$7,836	$313	$93	$8,056
2	2,812	148	44	2,916	2,768	160	44	2,884

Subtotal High or Highest Quality Securities	11,228	425	133	11,520	10,604	473	137	10,940
3	293	10	29	274	329	12	30	311
4	166	5	33	138	178	3	35	146
5	59	1	21	39	77	1	30	48
6	81	1	46	36	67	0	41	26

Subtotal Other Securities	599	17	129	487	651	16	136	531

Total Public Fixed Maturities	$11,827	$442	$262	$12,007	$11,255	$489	$273	$11,471

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

(1) (2)	March 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$865	$64	$11	$918	$805	$66	$11	$860
2	2,585	192	9	2,768	2,584	187	10	2,761

Subtotal High or Highest Quality Securities	3,450	256	20	3,686	3,389	253	21	3,621
3	635	31	3	663	656	27	6	677
4	115	3	5	113	98	4	5	97
5	58	1	4	55	54	1	4	51
6	10	0	9	1	23	1	6	18

Subtotal Other Securities	818	35	21	832	831	33	21	843

Total Private Fixed Maturities	$4,268	$291	$41	$4,518	$4,220	$286	$42	$4,464

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	March 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$4	$4	$0	$0	$3	$3	$0	$0
Fixed maturities:
Corporate securities	150	149	110	123	161	150	110	118
Commercial mortgage-backed	134	103	0	0	143	103	0	0
Residential mortgage-backed	282	182	0	0	301	181	0	0
Asset-backed securities	576	540	35	36	636	589	36	37
Foreign government	40	41	0	0	25	25	0	0
U.S. government	5	5	0	0	0	0	0	0

Total fixed maturities	1,187	1,020	145	159	1,266	1,048	146	155
Equity securities	179	193	0	0	157	156	1	1
Other	12	12	0	0	12	13	0	0

Total other trading account assets	$1,382	$1,229	$145	$159	$1,438	$1,220	$147	$156

As of March 31, 2011, on an amortized cost basis 84% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 11% have BBB and the remaining 5% have BB and below credit ratings. As of March 31, 2011, on an amortized cost basis 46% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 54% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of March 31, 2011 and December 31, 2010, we held approximately 10% and 11%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $422 million and $435 million allowance for losses as of March 31, 2011 and December 31, 2010, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$20,100	$8,797	$19,796	$8,608
Uncollateralized loans	2,083	0	1,467	0
Residential property loans	1,071	1	891	1
Other collateralized loans	94	0	80	0

Total commercial mortgage and other loans(1)	$23,348	$8,798	$22,234	$8,609

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Residential property loans primarily include Japanese recourse loans. Upon default of these recourse loans we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. These loans are also backed by third party guarantors.

Other collateralized loans attributable to the Financial Services Businesses include $73 million and $75 million of collateralized consumer loans and $4 million of loans collateralized by aviation assets as of March 31, 2011 and December 31, 2010, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The global financial markets have experienced stress since the second half of 2007, though the flow of capital to commercial real estate has improved dramatically starting in 2010. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For certain property types, the market fundamentals appear to be stabilizing, while other property types have farther to go in this recovery. In addition, the commercial banks are selectively more active and there has been an emergence of new loan origination activity by a handful of securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, resulting in a tightening on loan pricing, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans remain relatively stable. For additional information see “— Realized Investment Gains and Losses.”

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	March 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$6,099	30.3%	$2,964	33.7%	$5,845	29.5%	$2,861	33.2%
South Atlantic	4,656	23.2	1,843	21.0	4,612	23.3	1,739	20.2
Middle Atlantic	3,129	15.6	1,964	22.3	3,122	15.8	1,959	22.8
East North Central	1,567	7.8	349	4.0	1,607	8.1	356	4.1
West South Central	1,555	7.7	662	7.5	1,541	7.8	676	7.9
Mountain	1,073	5.3	354	4.0	1,081	5.5	358	4.2
New England	609	3.0	273	3.1	623	3.1	269	3.1
West North Central	517	2.6	186	2.1	516	2.6	183	2.1
East South Central	318	1.6	151	1.7	317	1.6	156	1.8

Subtotal-U.S.	19,523	97.1	8,746	99.4	19,264	97.3	8,557	99.4
Asia	271	1.3	0	0	224	1.1	0	0
Other	306	1.6	51	0.6	308	1.6	51	0.6

Total commercial and agricultural mortgage loans	$20,100	100.0%	$8,797	100.0%	$19,796	100.0%	$8,608	100.0%

	March 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial buildings	$4,717	23.5%	$1,874	21.3%	$4,627	23.4%	$1,910	22.2%
Retail	4,320	21.5	1,974	22.4	4,276	21.6	1,938	22.5
Office buildings	3,742	18.6	1,988	22.6	3,676	18.5	1,900	22.1
Apartments/Multi-Family	2,996	14.9	1,321	15.0	3,004	15.2	1,321	15.3
Other	1,883	9.4	497	5.7	1,882	9.5	452	5.3
Hospitality	1,128	5.6	404	4.6	1,126	5.7	407	4.7
Agricultural properties	1,314	6.5	739	8.4	1,205	6.1	680	7.9

Total commercial and agricultural mortgage loans	$20,100	100.0%	$8,797	100.0%	$19,796	100.0%	$8,608	100.0%

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

As of March 31, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.74 times, and a weighted average loan-to-value ratio of 63%. As of March 31, 2011, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of March 31, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.81 times and a weighted average loan-to-value ratio of 58%. As of March 31, 2011, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2011, the weighted average debt service coverage ratio was 1.85 times and the weighted average loan-to-value ratio was 49%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.7 billion and $0.6 billion of such loans as of March 31, 2011 and December 31, 2010, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.3 billion and $0.2 billion of such loans as of March 31, 2011 and December 31, 2010, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2011, there are $10 million of loan-specific reserves related to these loans attributable to the Financial Services Businesses and no reserves attributable to the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$3,168	$595	$1,050	$860	$268	$95	$6,036
50%-59.99%	1,076	419	696	231	304	8	2,734
60%-69.99%	795	997	1,057	1,469	412	244	4,974
70%-79.99%	143	275	896	1,146	513	554	3,527
80%-89.99%	99	0	267	349	271	386	1,372
90%-100%	20	0	0	41	146	502	709
Greater than 100%	0	61	10	16	185	476	748

Total commercial and agricultural mortgage loans	$5,301	$2,347	$3,976	$4,112	$2,099	$2,265	$20,100

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Business

	March 31, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,784	$314	$511	$439	$188	$53	$3,289
50%-59.99%	359	101	360	136	50	49	1,055
60%-69.99%	306	310	547	677	283	43	2,166
70%-79.99%	105	11	423	455	236	274	1,504
80%-89.99%	34	0	86	79	71	63	333
90%-100%	0	0	0	56	98	37	191
Greater than 100%	0	0	128	0	7	124	259

Total commercial and agricultural mortgage loans	$2,588	$736	$2,055	$1,842	$933	$643	$8,797

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of March 31, 2011.

	March 31, 2011
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2011	$773	3.8%	$374	4.2%
2010	3,330	16.6	1,096	12.5
2009	1,532	7.6	496	5.6
2008	3,205	15.9	1,165	13.2
2007	4,131	20.6	1,588	18.1
2006 and prior	7,129	35.5	4,078	46.4

Total commercial and agricultural mortgage loans	$20,100	100.0%	$8,797	100.0%

Commercial Mortgage and Other Loan Quality

Ongoing review of the portfolio is performed and loans are placed on watch list status based on a predefined set of criteria, where they are assigned to one of the following categories. We place loans on early warning status in cases where, based on our analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, we believe a loss of principal or interest could occur. We classify loans as closely monitored when we determine there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans not in good standing are those loans where we have concluded that there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial mortgage loans.

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

Commercial Mortgage and Other Loans—Financial Services Businesses

	March 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,717	$0	$0	$0	$0	$0	$4,717
Retail	4,303	0	12	0	5	17	4,320
Office	3,731	11	0	0	0	11	3,742
Apartments/Multi-Family	2,995	0	0	0	1	1	2,996
Hospitality	1,057	0	0	0	72	72	1,129
Other	1,839	7	0	0	36	43	1,882

Total commercial mortgage loans	18,642	18	12	0	114	144	18,786

Agricultural property loans	1,282	0	3	0	29	32	1,314
Residential property loans	1,019	21	7	0	24	52	1,071
Other collateralized loans	94	0	0	0	0	0	94
Uncollateralized loans	2,083	0	0	0	0	0	2,083

Total	$23,120	$39	$22	$0	$167	$228	$23,348

Commercial Mortgage and Other Loans—Closed Block Business

	March 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,874	$0	$0	$0	$0	$0	$1,874
Retail	1,974	0	0	0	0	0	1,974
Office	1,966	22	0	0	0	22	1,988
Apartments/Multi-Family	1,321	0	0	0	0	0	1,321
Hospitality	404	0	0	0	0	0	404
Other	480	0	0	0	17	17	497

Total commercial mortgage loans	8,019	22	0	0	17	39	8,058

Agricultural property loans	739	0	0	0	0	0	739
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,759	$22	$0	$0	$17	$39	$8,798

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,627	$0	$0	$0	$0	$0	$4,627
Retail	4,213	58	0	0	5	63	4,276
Office	3,655	21	0	0	0	21	3,676
Apartments/Multi-Family	3,003	0	0	0	1	1	3,004
Hospitality	1,029	11	10	0	76	97	1,126
Other	1,829	17	0	0	36	53	1,882

Total commercial mortgage loans	18,356	107	10	0	118	235	18,591

Agricultural property loans	1,174	1	0	0	30	31	1,205
Residential property loans	847	20	3	0	21	44	891
Other collateralized loans	78	0	0	0	2	2	80
Uncollateralized loans	1,467	0	0	0	0	0	1,467

Total	$21,922	$128	$13	$0	$171	$312	$22,234

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,910	$0	$0	$0	$0	$0	$1,910
Retail	1,934	4	0	0	0	4	1,938
Office	1,900	0	0	0	0	0	1,900
Apartments/Multi-Family	1,321	0	0	0	0	0	1,321
Hospitality	399	0	0	0	8	8	407
Other	436	0	0	0	16	16	452

Total commercial mortgage loans	7,900	4	0	0	24	28	7,928

Agricultural property loans	680	0	0	0	0	0	680
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,581	$4	$0	$0	$24	$28	$8,609

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$333	$102	$410	$124
Addition to/(release of) allowance for losses	(9)	(5)	(78)	(22)
Charge-offs, net of recoveries	0	0	(1)	0
Change in foreign exchange	1	0	2	0

Allowance, end of period	$325	$97	$333	$102

As of March 31, 2011, the $325 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $138 million related to loan specific reserves and $187 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $333 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $143 million related to loan specific reserves and $190 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of March 31, 2011, the $97 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $80 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $102 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $85 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	March 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$348	$21	$15	$354	$249	$19	$14	$254
Non-redeemable preferred stocks	11	4	0	15	9	4	0	13
Mutual fund common stocks(2)	1,620	491	0	2,111	1,592	462	0	2,054
Other common stocks	2,792	195	40	2,947	1,267	112	44	1,335

Total public equity	4,771	711	55	5,427	3,117	597	58	3,656

Private Equity
Perpetual preferred stocks(1)	767	15	17	765	449	15	16	448
Non-redeemable preferred stocks	31	0	0	31	15	0	5	10
Common stock	40	11	1	50	12	10	1	21

Total private equity(3)	838	26	18	846	476	25	22	479

Total equity	$5,609	$737	$73	$6,273	$3,593	$622	$80	$4,135

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	March 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$133	$15	$2	$146	$133	$11	$4	$140
Non-redeemable preferred stocks	0	0	0	0	0	0	0	0
Common stock	2,800	913	38	3,675	2,725	759	37	3,447

Total public equity	2,933	928	40	3,821	2,858	770	41	3,587

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	3	0	0	3	6	0	0	6
Common stock	0	0	0	0	0	0	0	0

Total private equity	3	0	0	3	6	0	0	6

Total equity	$2,936	$928	$40	$3,824	$2,864	$770	$41	$3,593

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$923	$20	$108	$2
Three months or greater but less than six months	28	2	226	13
Six months or greater but less than nine months	187	8	269	19
Nine months or greater but less than twelve months	131	8	20	3
Greater than twelve months(2)	303	19	302	18

Total	$1,572	$57	$925	$55

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of March 31, 2011 and December 31, 2010.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$9	$2	$13	$4
Three months or greater but less than six months	5	2	24	8
Six months or greater but less than nine months	0	0	2	1
Nine months or greater but less than twelve months	0	0	1	1
Greater than twelve months(2)	24	12	24	11

Total	$38	$16	$64	$25

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of March 31, 2011 and December 31, 2010.

The gross unrealized losses as of March 31, 2011 were primarily concentrated in the finance sector compared to December 31, 2010 where the gross unrealized losses were primarily concentrated in the finance and public utilities sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $16 million as of March 31, 2011 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2011. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$317	$15	$253	$10
Three months or greater but less than six months	67	5	76	4
Six months or greater but less than nine months	22	1	107	9
Nine months or greater but less than twelve months	60	6	56	4
Greater than twelve months (2)	32	2	32	4

Total	$498	$29	$524	$31

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of March 31, 2011 and December 31, 2010.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	March 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$20	$6	$12	$3
Three months or greater but less than six months	5	2	11	3
Six months or greater but less than nine months	3	2	10	4
Nine months or greater but less than twelve months	3	1	0	0
Greater than twelve months	0	0	0	0

Total	$31	$11	$33	$10

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of March 31, 2011 were primarily concentrated in the public utilities, manufacturing, and finance services sectors compared to December 31, 2010 where the gross unrealized losses were primarily concentrated in the services, manufacturing and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $11 million as of March 31, 2011 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2011. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $13 million and $66 million for the three months ended March 31, 2011 and 2010, respectively. Impairments of equity securities attributable to the Closed Block Business were $9 million and $3 million for the three months ended March 31, 2011 and 2010, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$320	$384	$163	$361
Non-real estate-related	1,782	1,210	1,070	1,162
Real estate held through direct ownership(1)	1,931	0	1,141	1
Other(2)	681	30	614	58

Total other long-term investments	$4,714	$1,624	$2,988	$1,582

(1)	Primarily includes investment in an office building used by our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$2,044	$2,046
Private, available for sale, at fair value	75	75
Other trading account assets, at fair value	2,370	2,849
Equity securities, available for sale, at fair value	13	13
Commercial mortgage and other loans, at book value(1)	1,236	1,423
Other long-term investments	1,621	1,601
Short-term investments	400	435

Total investments	$7,759	$8,442

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	March 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
Industry(1)	AAA	AA	A	BBB	BB and below
	(in millions)
Residential mortgage-backed	$1,009	$8	$11	$0	$12	$1,040	$1,065
Asset-backed securities	212	25	2	17	27	283	308
Commercial mortgage-backed	147	5	0	0	7	159	165
Corporate securities	53	72	248	96	23	492	515
U.S. government	44	0	19	0	0	63	64
State & municipal	0	0	1	0	0	1	1
Foreign government	1	0	0	0	0	1	1

Total	$1,466	$110	$281	$113	$69	$2,039	$2,119

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group used in a dealer or broker capacity and derivative hedging positions used in a non-broker or non-dealer capacity. The derivative hedging positions used in a non-broker or non-dealer capacity primarily include a portfolio of derivatives primarily intended to hedge the risks related to certain products. Trading positions held by our derivatives trading operations used in a broker or dealer capacity include various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions, forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. On April 6, 2011, we agreed to sell our global commodities business to Jefferies Group, Inc. The transaction is expected to close in June 2011. See Note 3 to our Unaudited Interim Consolidated Financial Statements for further details. Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of March 31, 2011 all of which have AAA credit ratings. An additional $33 million of asset-backed securities held outside the general account as of March 31, 2011 are classified as other trading account assets, and all have AAA credit ratings.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of March 31, 2011 and December 31, 2010, the interim loans had an unpaid principal balance of $1.2 billion and $1.3 billion, respectively, and an allowance for losses or credit related market value losses totaling $159 million and $168 million, respectively. The weighted average loan-to-value ratio was 111% as of March 31, 2011 and 108% as of December 31, 2010, indicating that, in aggregate, the loan amount was greater than the collateral value, and the weighted average debt service coverage ratio was 1.33 times as of March 31, 2011 and 1.24 times as of December 31, 2010. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of March 31, 2011, we also hold $38 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	March 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$10,106	$3,739	$8,671	$3,779
Trading Account Assets Supporting Insurance Liabilities	2,427	0	2,407	0
Other Trading Account Assets	103	0	103	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(1)	20,100	8,797	19,796	8,608
Real estate-related joint ventures and limited partnerships(2)	320	384	163	361
Real estate held through direct ownership(3)	1,931	0	1,141	1

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$165	$0	$167	$0
Other Trading Account Assets	0	0	0	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(5)	1,228	0	1,420	0
Real estate-related joint ventures and limited partnerships(2)	565	0	534	0
Real estate held through direct ownership(3)	501	0	517	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $325 million and $97 million as of March 31, 2011 and $283 million and $102 million as of December 31, 2010, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate-related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $120 million as of March 31, 2011 and December 31, 2010, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable contingencies. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, equity derivatives and other contingent sources of capital.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and its subsidiaries. See “Business—Regulation” in our 2010 Annual Report on Form 10-K for information regarding the potential impact of the Dodd-Frank Act on the Company.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, we completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and certain other AIG subsidiaries pursuant to the stock purchase agreement dated September 30, 2010 with AIG. The total purchase price was approximately $4,709 million, comprised of $4,213 million in cash and $496 million in the assumption of third-party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities.

To partially fund the acquisition purchase price, in November 2010, Prudential Financial completed a public offering and sale of 18,348,624 shares of Common Stock and $1.0 billion of medium-term notes, resulting in aggregate proceeds of approximately $2.0 billion. The remainder of the purchase price was funded with approximately $2.2 billion of cash and short-term investments.

Agreement to Sell the Global Commodities Business to Jefferies Group, Inc.

On April 6, 2011, we signed a definitive agreement to sell our Global Commodities Business to Jefferies Group, Inc., or Jefferies. The price will be approximately equal to the book value of the global commodities business as of the closing date, which was approximately $430 million as of December 31, 2010. The transaction is expected to close in June 2011, following the receipt of regulatory approvals and the satisfaction of other customary conditions to closing.

In the ordinary course of business, Prudential Financial has provided guarantees of the obligations of the global commodities business under commodity, financial and foreign exchange futures, swap and forward contracts. As of March 31, 2011, our exposure under these guarantees was approximately $380 million. We have agreed to keep these guarantees outstanding for a period of 18 months following the closing, and Jefferies agreed to indemnify us for any amounts payable under the guarantees and, under certain conditions, to provide collateral for such obligation. In addition, in order to maintain continuity of funding for the global commodities business, we have agreed to temporarily continue to provide, at Jefferies' option, a line of credit to certain of the transferred global commodities subsidiaries for a period of 90 days following the closing in an amount of up to $1 billion.

The obligations of the transferred subsidiaries under the line of credit, including their obligation to repay drawn amounts no later than 90 days following the closing date, will be guaranteed by Jefferies and secured by certain assets of the transferred subsidiaries. We expect to fund any draws under the line of credit using cash on hand or proceeds from the alternative sources of liquidity described herein.

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

As of March 31, 2011, Prudential Financial had cash and short-term investments of $3,365 million, a decrease of $3,307 million from December 31, 2010, primarily resulting from loans made to our international insurance subsidiaries to fund the acquisition of Star and Edison Businesses, as discussed above. Included in the cash and short-term investments of Prudential Financial is $492 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $987 million, consisting primarily of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Three Months Ended March 31, 2011
(in millions)
Sources:
Repayment of funding agreements from Prudential Insurance	$237
Dividends and/or returns of capital from subsidiaries(1)	152
Proceeds from stock-based compensation and exercise of stock options	100
Proceeds from short-term debt, net of repayments	8

Total sources	497

Uses:
Capital contributions to subsidiaries(2)	265
Net borrowings by subsidiaries(3)	3,208
Payment of income taxes	161
Shareholder dividends	41
Repayment of retail medium-term notes	10
Other, net	119

Total uses	3,804

Net decrease in cash and short-term investments	$3,307

(1)	Includes dividends and/or returns of capital of $90 million from asset management subsidiaries, $17 million from international insurance and investment subsidiaries and $45 million from other subsidiaries.
(2)	Includes capital contributions of $229 million to international insurance and investment subsidiaries and $36 million to asset management subsidiaries.
(3)	Includes net borrowings of $2,875 million by our international insurance subsidiaries primarily to fund the acquisition of Star and Edison Businesses, net repayments of $100 million by Prudential Arizona Reinsurance Term Company (previously funding statutory reserves required under Regulation XXX, as discussed in more detail in “—Financing Activities”) and net repayments of $101 million by our asset management subsidiaries. The remainder represents net borrowings by other subsidiaries as well as net activity in our intercompany liquidity account described above.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of March 31, 2011, the Financial Services Businesses had $40.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of March 31, 2011.

March 31, 2011
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$30,055
Junior subordinated debt (i.e. hybrid securities)	1,519
Capital debt	8,798

Total capital	$40,372

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of March 31, 2011, our capital debt to total capital ratio was 24.6%. The terms of our outstanding junior subordinated debt have certain features that result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities, which is the most restrictive treatment among the rating agencies.

Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Currently, some of our ratings are below these targets. For a description of material rating actions that have occurred from the beginning of 2011 through the date of this filing and a discussion of the potential impacts of ratings downgrades, see “—Ratings.”

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2010, Prudential Insurance’s unassigned surplus was $4,224 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $1,499 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2010, was $8,364 million and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2010, was $1,127 million. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s.

In April 2011, Prudential Insurance notified the Department of its intent to pay an ordinary dividend of $527 million and requested the prior approval of the Department for the payment of an additional “extraordinary” dividend of $704 million. There is no assurance that the Department will approve the extraordinary dividend, and the actual payment of any dividends is subject to declaration by the Board of Directors and could be impacted by market conditions and other factors.

As a result of Gibraltar Life’s reorganization in 2001, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying common stock dividends to Prudential Financial in the near term. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends, which would include any amounts attributable to the Star and Edison Businesses. The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint. The ability of each of our subsidiaries to pay dividends in 2011 depends on market conditions and other factors.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program with an authorized issuance capacity of $3.0 billion. Commercial paper borrowings under this program generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and to provide short-term liquidity at Prudential Financial. As of March 31, 2011, Prudential Financial’s outstanding commercial paper borrowings were $291 million, representing an increase of $8 million from December 31, 2010. As of March 31, 2011, the weighted average maturity of Prudential Financial’s outstanding commercial paper was 47 days, of which 19% was overnight. The daily average commercial paper outstanding for the three months ended March 31, 2011 under this program was $314 million. The weighted average interest rate on these borrowings was 0.44% and 0.39% for the three months ended March 31, 2011 and 2010, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program with an authorized issuance capacity of $7.0 billion. Commercial paper borrowings under this program have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. As of March 31, 2011,

Prudential Funding’s outstanding commercial paper borrowings were $1,168 million, representing an increase of $294 million from December 31, 2010. As of March 31, 2011, the weighted average maturity of Prudential Funding’s outstanding commercial paper was 12 days, of which 41% was overnight. The majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. The daily average commercial paper outstanding for the three months ended March 31, 2011 under this program was $995 million. The weighted average interest rates on these borrowings were 0.27% and 0.30% for the three months ended March 31, 2011 and 2010, respectively.

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

As of March 31, 2011, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.1 billion. These facilities can be used as backup liquidity for our commercial paper programs or for other general corporate purposes. There were no outstanding borrowings under these facilities as of March 31, 2011 or as of the date of this filing. For a further discussion of these lines of credit, see “—Credit Facilities.”

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

As of March 31, 2011, our Financial Services Businesses had liabilities totaling $4.126 billion under asset-based or secured financing programs, including $2.599 billion representing securities sold under agreements to repurchase, $1.522 billion representing cash collateral for loaned securities and $5 million representing securities sold but not yet purchased. Of the $4.126 billion for the Financial Services Businesses as of March 31, 2011, $2.701 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 12 days. The daily weighted average outstanding under such programs for the three months ended March 31, 2011 was $4.153 billion. As of December 31, 2010, our Financial Services Businesses had liabilities totaling $4.172 billion under such programs. In addition, as of March 31, 2011, our Financial Services Businesses had outstanding mortgage dollar rolls under which we are committed to repurchase $16 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of March 31, 2011, our Closed Block Business had liabilities totaling $3.926 billion under asset-based or secured financing programs, including $3.151 billion representing securities sold under agreements to repurchase and $775 million representing cash collateral for loaned securities. Of the $3.926 billion for the Closed Block Business as of March 31, 2011, $2.743 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 56 days. The daily weighted average outstanding under such programs for the three months ended March 31, 2011 was $3.955 billion. As of December 31, 2010, our Closed Block Business had liabilities totaling $3.885 billion under such programs. In addition, as of March 31, 2011, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $428 million of TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of March 31, 2011, our domestic insurance entities had assets eligible for the lending program of $80.2 billion, of which $7.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2011, we believe approximately $25.3 billion of the remaining eligible assets are readily lendable, of which approximately $17.1 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY's financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2010, the 5% limitation equates to a maximum amount of pledged assets of $7.4 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.1 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2011, we had pledged qualifying assets with a fair value of $2.7 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of March 31, 2011.

As of March 31, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. As of March 31, 2011, $650 million of the outstanding FHLBNY proceeds were used to support the operating needs of our businesses, and $350 million were used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston, or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of March 31, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of March 31, 2011, Prudential Bank & Trust, FSB had advances of $139 million outstanding under this facility.

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

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,480	47%	$37,505	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	21,136	26	21,105	26
At market value	1,989	2	1,876	2
At contract value, less surrender charge of 5% or more	2,314	3	2,471	3

Subtotal	62,919	78	62,957	78
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,456	22	17,404	22

Total annuity reserves and deposit liabilities	$80,375	100%	$80,361	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of both March 31, 2011 and December 31, 2010, our domestic insurance operations had liquid assets of $138.5 billion, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $5.1 billion and $5.8 billion as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, $117.9 billion, or 91.1%, of the fixed maturity investments that are not designated as held-to-maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $11.5 billion, or 8.9%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains and losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary, subject to applicable regulatory constraints.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 533% as of December 31, 2010. The RBC ratio is an annual calculation; however, based upon March 31, 2011 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of our Capital Protection Framework, we developed a broad view of the impact of market distress on the statutory capital of the Company. Beginning in the second quarter of 2010, we have entered into equity index-linked derivative transactions that are designed to mitigate the impact of a severe equity market stress event on statutory capital. The program focuses on tail risk in order to protect our capital in a cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through our hedging programs, as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” In our living benefits hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds, which support these living benefits, are invested in assets that contain risk. Consistent with sound risk management practices, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. The capital impact of potentially adverse outcomes resulting from our variable annuities hedging strategy is also incorporated in our Capital Protection Framework.

We reinsure variable annuity living benefit guarantees to our offshore captive reinsurance company. We satisfy the reinsurance reserve credit requirements by funding statutory reserve credit trusts. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. Favorable equity market conditions and higher interest rates in the first quarter of 2011 led to a decline in our need to fund the captive reinsurance trusts by an amount of $63 million.

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

International Insurance and Investments Subsidiaries

On February 1, 2011, we completed our acquisition of the Star and Edison Businesses. Gibraltar Life and Prudential of Japan each contributed $400 million to payment of the acquisition purchase price, with the remaining funding provided by Prudential Financial and other subsidiaries. Although these contributions will reduce local solvency margin ratios in Gibraltar and Prudential of Japan, the solvency margins for these companies remain in excess of our targets. The contributions did not materially impact Gibraltar Life's or Prudential of Japan's liquidity as their investment portfolios were positioned to provide the funding.

Star and Edison solvency margin ratios at acquisition are estimated to be in excess of our solvency margin targets and will continue to be managed to capitalization levels consistent with our “AA” ratings targets. We believe the liquidity profiles of Star and Edison are sufficient to meet their obligations, including under reasonably foreseeable stress scenarios. We seek to further enhance the liquidity and capital profile of Star and Edison by repositioning their asset portfolios.

In our international insurance operations, liquidity is provided through operating cash flows from ongoing operations as well as portfolios of liquid assets. In managing the liquidity, and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios. We also consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

The following table sets forth our international insurance subsidiaries portfolio of liquid assets, including cash and short-term investments, and fixed maturity investments, other than those designated as held to maturity, by NAIC or equivalent rating as of the dates indicated.

	March 31, 2011
	Prudential of Japan	Gibraltar Life	Star and Edison Businesses	All Other(1)	Total	December 31, 2010
		(in billions)
Cash and Short-term investments	$0.8	$1.6	$3.7	$0.8	$6.9	$3.2
Fixed maturity investments:
High or highest quality(2)	24.2	37.0	35.6	10.7	107.5	68.3
Other than high or highest quality	0.3	0.7	0.2	0.2	1.4	1.0

Subtotal	24.5	37.7	35.8	10.9	108.9	69.3

Total	$25.3	$39.3	$39.5	$11.7	$115.8	$72.5

(1)	Represents our international insurance operations, excluding Japan.
(2)	Of the $107.5 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality as of March 31, 2011, $66 billion, or 61%, were invested in government or government agency bonds.

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the total general account insurance-related liabilities (other than dividends payable to policyholders) of our international insurance subsidiaries, as of the periods indicated.

	March 31, 2011	December 31, 2010
	(in billions)
Prudential of Japan	$32.3	$32.2
Gibraltar Life	46.2	42.1
Star and Edison Businesses	43.8	0
All other international insurance subsidiaries	9.2	10.1

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$131.5	$84.4

Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of March 31, 2011 and December 31, 2010. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes are effective for the fiscal year ending March 31, 2012; however, it is anticipated that companies may begin to publicly disclose prior to that date both the old and new solvency margin calculations. While we believe that the solvency margins of our Japanese insurance subsidiaries would continue to satisfy regulatory requirements and our internal targets under the new regime, it is possible that a reduction in our reported ratios arising from the new requirements could affect customer perception of our financial strength. The capital requirements in Korea and Taiwan are also undergoing change.

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. We estimate that the impact of claims as a result of these events will not have a material impact on the capital and liquidity positions of our operating companies. In addition, we have not experienced and do not expect a significant impact to the valuation of our investments or our ability to operate our Japanese businesses as a result of these events.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first quarter of 2011, Prudential Financial funded $66 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of March 31, 2011, the market value of the internal hedges was a liability of $1,041 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of March 31, 2011, the $1,041 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first quarter of 2011, Prudential Financial paid $46 million of net cash flows for international insurance-related external hedge settlements. As of March 31, 2011, the net liability related to external foreign currency hedges was $390 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of all of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies.

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

On April 6, 2011, we signed a definitive agreement to sell our Global Commodities Business to Jefferies Group, Inc. The price will be equal to the book value of the global commodities business as of the closing date, which was approximately $430 million as of December 31, 2010. The transaction is expected to close in June 2011, following the receipt of regulatory approvals and the satisfaction of other customary conditions to closing.

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

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $350 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of March 31, 2011.

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

At March 31, 2011 and December 31, 2010, total outstanding purchase commitments were $4.8 billion and $5.3 billion, respectively. The decrease in total outstanding purchase commitments was primarily driven by debt repayments funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of March 31, 2011. Off-balance sheet commitments include capital commitments in respect of undisbursed loan proceeds and commitments that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations in respect of disbursed loan proceeds which have substantially satisfied pre-conditions of the commitments.

	Contractual Maturity Date
	Remaining 2011	2012	After 2012	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$574	$340	$25	$939
Recourse limited to assets of separate accounts	450	122	20	592

Total Off-Balance Sheet Commitments	1,024	462	45	1,531

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	1,025	155	70	1,250
Recourse limited to assets of separate accounts	1,337	645	14	1,996

Total On-Balance Sheet Commitments	2,362	800	84	3,246

Total Commitments	$3,386	$1,262	$129	$4,777

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.9 billion. As of March 31, 2011, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account.

As of March 31, 2011, these separate account portfolios had combined gross and net asset values of $26.5 billion and $15.1 billion, respectively.

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

As of March 31, 2011 and December 31, 2010, our asset management subsidiaries had cash and cash equivalents and short-term investments of $773 million and $805 million, respectively.

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

As of March 31, 2011 and December 31, 2010, total short- and long-term debt of the Company on a consolidated basis was $26.5 billion and $25.6 billion, respectively, which as shown below, includes $17.5 billion and $17.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated:

	March 31, 2011	December 31, 2010

	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$291	$283
Current portion of long-term debt	505	486

Total general obligation short-term debt	796	769

General obligation long-term debt:
Senior debt	12,576	12,654
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,639	2,668

Total general obligation long-term debt	16,734	16,841

Total borrowings	$17,530	$17,610

The following table presents, as of March 31, 2011, Prudential Financial’s contractual maturities of its general obligation long-term debt:

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- term Notes
	(in millions)
2012	$850	$0	$78
2013	1,581	0	165
2014	1,473	0	80
2015	2,148	0	81
2016 and thereafter	6,524	1,519	2,235

Total	$12,576	$1,519	$2,639

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of March 31, 2011 approximately $9.4 billion remained available. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.33% and 5.23% for the three months ended March 31, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of March 31, 2011 approximately $2.8 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.76% and 5.69% for the three months ended March 31, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors, and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

In 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. See Note 14 to our Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for additional information concerning these junior subordinated notes.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of March 31, 2011, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2011	December 31, 2010

	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,432	$1,982

General obligation long-term debt:
Senior debt	15,899	15,517
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,142
Other(4)	725	725

Total general obligation long-term debt	22,283	21,903

Total general obligations	24,715	23,885

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	26,465	25,635

Total asset-based financing	8,052	8,057

Total borrowings and asset-based financings	$34,517	$33,692

(1)	As of both March 31, 2011 and December 31, 2010, includes $0.3 billion of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both March 31, 2011 and December 31, 2010, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million and $942 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of March 31, 2011, the $4.1 billion of surplus notes outstanding is net of $250 million of assets under set-off arrangements, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of off-set exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both March 31, 2011 and December 31, 2010, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.

(6)	Does not include $3.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of both March 31, 2011 and December 31, 2010 or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both March 31, 2011 and December 31, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $0.8 billion from December 31, 2010 to March 31, 2011, primarily reflecting the assumption of Star and Edison debt and an increase in working capital needs of our affiliates. In conjunction with the acquisition of Star and Edison, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion is scheduled to mature in 2014 and 2026, respectively, and ¥10 billion of debt that does not have a stated maturity date. At March 31, 2011, the carrying value of this debt was $489 million.

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

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2011	December 31, 2010

	(in millions)
General obligations:
Capital debt(1)	$10,317	$8,763
Investment-related	8,908	9,569
Securities business-related	1,925	2,230
Specified other businesses	3,565	3,323

Total general obligations	24,715	23,885
Limited and non-recourse debt(2)	1,750	1,750

Total borrowings	$26,465	$25,635

Short-term debt	$2,432	$1,982
Long-term debt	24,033	23,653

Total borrowings	$26,465	$25,635

Borrowings of Financial Services Businesses	$24,715	$23,885
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$26,465	$25,635

(1)	Includes $1,519 million of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both March 31, 2011, and December 31, 2010, $1,750 million of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of March 31, 2011, the Company’s contractual maturities of its long-term debt:

Long-term Debt
(in millions)
Calendar Year:
2012	$944
2013	1,825
2014	2,023
2015	3,169
2016 and thereafter	16,072

Total	$24,033

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

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes for the purpose of financing reserves required under Regulation XXX. Total outstanding notes under this facility were $2.7 billion as of March 31, 2011. In 2007, another subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to unaffiliated financial institutions for the purpose of financing reserves required under Guideline AXXX. In connection with each of these financing arrangements, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Also in each case, concurrent with the issuance of the surplus notes, Prudential Financial entered into arrangements, which are accounted for as derivative instruments, that require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of March 31, 2011, there were no collateral postings made under these derivative instruments.

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes for the purpose of financing reserves required under Regulation XXX. At March 31, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security, with a principal amount equal to the outstanding surplus notes, which is redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt security will be settled on a net basis, and the surplus notes will be reflected in the Company’s total consolidated borrowings on a net basis. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts.

Surplus notes issued under these facilities are subordinated to policyholder obligations, and the payment of interest and principal on the surplus notes may only be made with prior regulatory approval. As we continue to underwrite term and universal life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. Based on current expectations for sales and reserve growth, we believe that our remaining financing need in 2011 could be up to $400 million. We continue to evaluate both internal and external solutions to fund this growth.

On September 18, 2009, Prudential Insurance issued in a private placement $500 million of surplus notes due September 2019, with an interest rate of 5.36% per annum, that are exchangeable by the holders for shares of Prudential Financial Common Stock. See Note 14 to our Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for additional information regarding these exchangeable surplus notes.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of both March 31, 2011 and December 31, 2010, the outstanding aggregate principal amount of such notes totaled $3.5 billion, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $555 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities, asset sales, new liability origination and internal sources of funds.

Credit Facilities

As of March 31, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4.108 billion of unsecured committed credit facilities. There were no outstanding borrowings under these credit facilities as of March 31, 2011 or as of the date of this filing. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

This $4.108 billion of committed credit facilities consists of three separate five-year credit facilities: Prudential Financial, Prudential Insurance and Prudential Funding are parties to a $698 million five-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.16 billion credit facility, of which $180 million expires in December 2011 and $1.98 billion expires in December 2012, which includes 19 financial institutions. Prudential Financial is the sole borrower party to a separate $1.25 billion five-year credit facility that expires in November 2015, which includes 21 financial institutions. Prudential Financial expects to borrow loans under the $1.25 billion facility from time to time for general corporate purposes.

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

As of March 31, 2011, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. Our ability to borrow under the facilities is not contingent on our credit ratings nor subject to material adverse change clauses.

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

	A.M. Best(1)	S&P(2)	Moody's(3)		Fitch(4)
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
PRUCO Life Insurance Company	A+	AA-	A2		A+
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A2		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa3		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	Includes the retail medium-term notes program.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2011 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $153 million as of March 31, 2011. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $16 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P, Moody’s and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Except as noted below, A.M. Best, S&P, Moody’s and Fitch currently have all of the Company’s ratings on stable outlook.

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

The following is a summary of the significant changes in our ratings and rating outlooks that have occurred from the beginning of 2011 through the date of this filing.

On April 27, 2011, S&P assigned a negative outlook to the ratings of The Prudential Life Insurance Company Ltd. and Gibraltar Life Insurance Company, Ltd. as part of its decision to put the sovereign debt ratings of Japan on negative outlook.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to whom we may be contingently required to make payments now or in the future. See “Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

Other Off-Balance Sheet Arrangements

We do not have retained assets or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product. There have been no material changes in our market risk exposures from December 31, 2010, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2010, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. Although the acquisition of the Star and Edison Businesses during the first quarter of 2011 increased the size of our overall portfolio, it did not materially change the overall risk profile of our portfolio. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of how the difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2011, a preliminary settlement, subject to court approval, was reached in Bauer v. Prudential Financial, et al.

In April 2011, Schultz v. Aviall, Inc. Long Term Disability Plan, was dismissed and Koehn v. Fireman’s Fund Insurance Company Long Term Disability Plan settled in principle. The Company had indemnified the defendant plans.

In March 2011, the four purported nationwide class actions challenging the use of retained assets accounts to pay death benefits to beneficiaries of a group life policy insuring members of the armed forces and veterans, were consolidated as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation in the United States District Court for the Western District of Massachusetts. In March 2011, the Company’s motion to dismiss was denied. In April 2011, the Company withdrew its motion to dismiss the complaint in Huffman v. The Prudential Insurance Company, a nationwide class action alleging that the use of retained asset accounts to settle death claims in employee welfare plans violates ERISA. In March 2011, an amended complaint was filed in the Illinois state class action challenging the use of retained asset accounts to pay death benefits from individual policies under Illinois law adding Pruco Life Insurance Company as a defendant.

In March and April 2011, 188 of the 235 plaintiffs settled and their claims were dismissed in Lederman v. Prudential Financial, Inc. The remaining plaintiffs will participate in a court-ordered proceeding in June 2011 before any further actions may be taken. Amounts paid in settlement were within existing reserves for this matter.

In March 2011, a settlement in principle was reached in Prudential Global Funding LLC v. Lehman Brothers Holdings Inc. Under the terms of the settlement, the Company will make a payment in return for Lehman’s release of the demand for the return of collateral. In addition, the Company will pursue certain allowed claims in the bankruptcy proceedings.

In March 2011, in Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims.

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Illinois, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed.

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

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2011, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2011 through January 31, 2011	19,522	$61.91	—
February 1, 2011 through February 28, 2011	263,048	$64.80	—
March 1, 2011 through March 31, 2011	2,176	$63.85	—

Total	284,746	$64.59	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

Item 6.	Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: May 6, 2011

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