Form 10-Q
period 2011-06-30
PRUDENTIAL FINANCIAL INC
filed 2011-08-05
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 484 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the acquisition of certain insurance operations in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2011 and December 31, 2010 (in millions, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2011—$229,152; 2010—$187,754)(1)	$238,087	$194,983
Fixed maturities, held to maturity, at amortized cost (fair value: 2011—$5,342; 2010—$5,477)(1)	5,091	5,226
Trading account assets supporting insurance liabilities, at fair value(1)	18,563	17,771
Other trading account assets, at fair value	3,779	4,225
Equity securities, available for sale, at fair value (cost: 2011—$8,410; 2010—$6,469)	9,671	7,741
Commercial mortgage and other loans (includes $266 and $364 measured at fair value under the fair value option at June 30, 2011 and December 31, 2010, respectively)(1)	33,528	31,831
Policy loans	11,372	10,667
Other long-term investments (includes $261 and $258 measured at fair value under the fair value option at June 30, 2011 and December 31, 2010, respectively)(1)	7,819	6,171
Short-term investments(1)	7,599	5,297

Total investments	335,509	283,912
Cash and cash equivalents(1)	13,909	12,915
Accrued investment income(1)	2,737	2,377
Deferred policy acquisition costs	17,289	16,435
Other assets(1)	21,041	16,439
Separate account assets(1)	222,892	207,776

TOTAL ASSETS	$613,377	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$160,241	$133,874
Policyholders’ account balances	130,999	106,441
Policyholders’ dividends	4,043	3,378
Securities sold under agreements to repurchase	6,379	5,885
Cash collateral for loaned securities	3,169	2,171
Income taxes	6,542	6,353
Short-term debt	2,152	1,982
Long-term debt	24,578	23,653
Other liabilities(1)	16,746	15,413
Separate account liabilities(1)	222,892	207,776

Total liabilities	577,741	506,926

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,110,831 and 660,110,810 shares issued at June 30, 2011 and December 31, 2010, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	0	0
Additional paid-in capital	24,239	24,223
Common Stock held in treasury, at cost (173,990,560 and 176,312,047 shares at June 30, 2011 and December 31, 2010, respectively)	(11,027)	(11,173)
Accumulated other comprehensive income (loss)	4,014	2,978
Retained earnings	17,811	16,381

Total Prudential Financial, Inc. equity	35,043	32,415

Noncontrolling interests	593	513

Total equity	35,636	32,928

TOTAL LIABILITIES AND EQUITY	$613,377	$539,854

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Premiums	$6,279	$4,604	$11,800	$8,846
Policy charges and fee income	1,005	859	1,953	1,675
Net investment income	3,327	2,912	6,445	5,784
Asset management fees and other income	1,168	826	1,817	1,754
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(629)	(514)	(1,204)	(1,763)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	476	375	947	1,370
Other realized investment gains (losses), net	621	1,925	675	2,568

Total realized investment gains (losses), net	468	1,786	418	2,175

Total revenues	12,247	10,987	22,433	20,234

BENEFITS AND EXPENSES
Policyholders’ benefits	6,035	4,887	11,468	9,130
Interest credited to policyholders’ account balances	1,191	1,231	2,014	2,466
Dividends to policyholders	734	518	1,282	1,035
Amortization of deferred policy acquisition costs	643	992	1,102	1,418
General and administrative expenses	2,472	1,853	4,691	3,670

Total benefits and expenses	11,075	9,481	20,557	17,719

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,172	1,506	1,876	2,515

Income tax expense	332	426	522	777

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	840	1,080	1,354	1,738
Equity in earnings of operating joint ventures, net of taxes	11	9	116	19

INCOME FROM CONTINUING OPERATIONS	851	1,089	1,470	1,757
Income from discontinued operations, net of taxes	16	15	30	18

NET INCOME	867	1,104	1,500	1,775
Less: Income attributable to noncontrolling interests	29	27	54	1

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$838	$1,077	$1,446	$1,774

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.67	$1.69	$2.86	$2.84
Income from discontinued operations, net of taxes	0.03	0.03	0.06	0.04

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.70	$1.72	$2.92	$2.88

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.65	$1.66	$2.83	$2.81
Income from discontinued operations, net of taxes	0.03	0.04	0.06	0.04

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$1.68	$1.70	$2.89	$2.85

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(0.50)	$134.50	$4.50	$210.00
Income from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(0.50)	$134.50	$4.50	$210.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Six Months Ended June 30, 2011 and 2010 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Contributions from noncontrolling interests							8	8
Distributions to noncontrolling interests							(5)	(5)
Consolidations/deconsolidations of noncontrolling interests		0				0	0	0
Stock-based compensation programs		16	(16)	146		146		146
Comprehensive income:
Net income			1,446			1,446	54	1,500
Other comprehensive income, net of tax					1,036	1,036	23	1,059

Total comprehensive income						2,482	77	2,559

Balance, June 30, 2011	$6	$24,239	$17,811	$(11,027)	$4,014	$35,043	$593	$35,636

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests						0	6	6
Distributions to noncontrolling interests						0	(18)	(18)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(34)	(6)	154		114		114
Comprehensive income:
Net income			1,774			1,774	1	1,775
Other comprehensive income, net of tax					2,643	2,643	23	2,666

Total comprehensive income						4,417	24	4,441

Balance, June 30, 2010	$6	$23,199	$15,555	$(11,236)	$2,200	$29,724	$545	$30,269

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,500	$1,775
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(418)	(2,175)
Policy charges and fee income	(625)	(553)
Interest credited to policyholders’ account balances	2,014	2,466
Depreciation and amortization	167	(39)
Gains on trading account assets supporting insurance liabilities, net	(157)	(332)
Change in:
Deferred policy acquisition costs	(792)	(44)
Future policy benefits and other insurance liabilities	3,119	2,179
Other trading account assets	290	(490)
Income taxes	190	(1,273)
Other, net	(114)	1,037

Cash flows from operating activities	5,174	2,551

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	20,062	14,051
Fixed maturities, held to maturity	267	224
Trading account assets supporting insurance liabilities and other trading account assets	9,913	27,156
Equity securities, available for sale	1,614	1,436
Commercial mortgage and other loans	1,900	1,631
Policy loans	981	826
Other long-term investments	634	246
Short-term investments	9,046	11,276
Payments for the purchase/origination of:
Fixed maturities, available for sale	(23,088)	(18,726)
Fixed maturities, held to maturity	(38)	(81)
Trading account assets supporting insurance liabilities and other trading account assets	(10,345)	(27,196)
Equity securities, available for sale	(1,278)	(1,345)
Commercial mortgage and other loans	(2,708)	(1,673)
Policy loans	(852)	(757)
Other long-term investments	(539)	(451)
Short-term investments	(9,354)	(10,936)
Acquisition of Subsidiaries, net of cash acquired.	(2,321)	0
Other, net	(201)	361

Cash flows used in investing activities	(6,307)	(3,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	11,552	11,554
Policyholders’ account withdrawals	(11,422)	(11,885)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,491	(404)
Cash dividends paid on Common Stock	(49)	(40)
Net change in financing arrangements (maturities 90 days or less)	160	384
Common Stock reissued for exercise of stock options	69	60
Proceeds from the issuance of debt (maturities longer than 90 days)	1,036	2,438
Repayments of debt (maturities longer than 90 days)	(565)	(2,455)
Excess tax benefits from share-based payment arrangements	9	11
Other, net	(233)	72

Cash flows from (used in) financing activities	2,048	(265)

Effect of foreign exchange rate changes on cash balances	79	(140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	994	(1,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,915	13,164

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,909	$11,352

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$58	$69

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations and the recently acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of June 30, 2011, include the assets and liabilities of Gibraltar Life and the Star and Edison Businesses as of May 31, 2011 and the results of operations for Gibraltar Life for the three and six months ended May 31, 2011. The Consolidated Financial Statements as of June 30, 2011, include the result of operations for the Star and Edison Businesses from February 1, 2011, the acquisition date, through May 31, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Out of Period Adjustment

In the first quarter of 2011, the Company recorded an out of period adjustment that decreased “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” by $95 million. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by the Gibraltar Life Insurance Company, Ltd. consolidated operations (“Gibraltar Life operations”), which were reclassified from available for sale to held to maturity in December 2008. The adjustment, which had no impact on the carrying value of these securities, resulted from using the contractual maturities of the securities rather than the expected effective duration of the securities as the basis for the amortization of the unrealized losses that existed when the securities were reclassified. The adjustment had no impact on adjusted operating income, the Company’s measure of segment performance, and is not material to any previously reported quarterly or annual financial statements. For further information on the presentation of segment results and a definition of adjusted operating income, see Note 11.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 13 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions, used in a non-broker-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.” Interest and dividend income from these investments is reported in “Net investment income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. Historical credit migration, loss rates and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives are also used in a derivative broker-dealer capacity in the Company’s global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Income from discontinued operations, net of taxes” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for business combinations that modifies the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to have a significant impact on its financial statement presentation but no impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. The new guidance is expected to result in a lower level of costs relating to the acquisition of new or renewal insurance contracts qualifying for deferral than would have qualified under the prior guidance. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. If the Company chooses to adopt the new guidance through retrospective application, upon adoption, the amount of the “deferred policy acquisition costs” asset would be reduced with a corresponding reduction to retained earnings (and total equity), on an after-tax basis, as a result of acquisition costs previously deferred that are not eligible for deferral under the new guidance. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities are Japanese corporations and their businesses are in Japan.

The Star and Edison Businesses primarily distribute individual life insurance, fixed annuities and certain health products with fixed benefits through captive agents, independent agents, and banks. The addition of these

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

operations to the Company’s existing businesses increases its scale in the Japanese insurance market and provides complementary distribution opportunities.

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

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired (“VOBA”)(2)	3,813
Goodwill(2)	206
Other assets(1)(4)	873

Total assets acquired	50,156
Future policy benefits(2)(3)	22,178
Policyholders’ account balances(2)(3)(5)	22,898
Long-term debt	496
Other liabilities	371
Total liabilities assumed	45,943

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Reflects revisions to prior period presentation for correction of treatment of certain acquired policies.
(3)	Reflects reclassifications to prior period presentation for correction of classification of certain acquired policies.
(4)	Includes $696 million of deferred taxes representing the difference between U.S. GAAP and local tax basis. In accordance with U.S. GAAP, the utilization of deferred tax assets recorded on the statements of financial position as of the acquisition date for Star and Edison are estimated to result in additional tax expense in the future of approximately $450 million.
(5)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

VOBA

Value of business acquired (“VOBA”), which is established in accordance with purchase accounting guidance, is an intangible asset associated with the acquired in force insurance contracts representing the difference between the fair value and carrying value of the liabilities, determined as of the acquisition date. The fair value of the liabilities, and hence VOBA, reflects the cost of the capital attributable to the acquired insurance contracts. VOBA will be amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits will include both actual experience as it arises and estimates of gross profits for future periods. The Company will regularly evaluate and adjust the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. VOBA is reported as a component of “Other

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

assets” and the amortization of VOBA is reported in “General and administrative expenses.” The proportion of the VOBA balance attributable to each of the product groups associated with this acquisition are as follows: 48% related to accident and health insurance products, 45% related to individual life insurance, and 7% related to fixed annuities.

The following table provides estimated future amortization of VOBA, net of interest, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
Remainder of 2011	$227
2012	$412
2013	$356
2014	$309
2015	$265
2016 and thereafter	$2,072

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of February 1, 2011	$3,813
Amortization	(192)
Interest	12
Foreign currency translation	8

Balance as of June 30, 2011	$3,641

Goodwill

As a result of the acquisition of the Star and Edison Businesses, the Company recognized an asset for goodwill representing the excess of the acquisition cost over the net fair value of the assets acquired and liabilities assumed. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $206 million. As a result of the intended Section 338(g) election and the assumed repatriation of U.S. GAAP earnings, the Company currently estimates 100% of this amount to be U.S. tax deductible in the future. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The test will be performed at the reporting unit level which for this acquisition is the International Insurance segment’s Gibraltar Life and Other operations.

Results of the Star and Edison Businesses since the Acquisition Date

The Star and Edison Businesses use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Due to this one month reporting lag, the Company’s Unaudited Interim Consolidated Financial Statements as of June 30, 2011 include the results for the Star and Edison Businesses from February 1, 2011 through May 31, 2011. The following table presents selected financial information reflecting results for the Star and Edison Businesses for the three months ended May 31, 2011 and from February 1, 2011 through May 31, 2011 that are included in the Company’s Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2011, respectively.

	Three Months Ended May 31, 2011	February 1, 2011 through May 31, 2011
	(in millions)
Total revenues	$1,305	$1,609
Income from continuing operations	62	45

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The results of the Star and Edison Businesses in the table above include a pre-tax charge of $31 million for estimated claims and expenses arising from the earthquake and tsunami in Japan on March 11, 2011. The results of the Star and Edison Businesses in the table above do not reflect the impact of transaction and integration costs on the Company’s results. Transaction costs represent costs directly related to effecting the acquisition. Integration costs are costs associated with the integration of the core operations of the Star and Edison Businesses with the Gibraltar Life operations. Both transaction and integration costs are expensed as incurred and are included in “General and administrative expenses.” For the three months ended June 30, 2011, the Company incurred $29 million of integration costs reflected in the International Insurance segment. For the six months ended June 30, 2011, the Company incurred $76 million of transaction and integration costs reflected in the International Insurance segment and $8 million of costs related to the acquisition reflected in Corporate and Other operations.

Supplemental Unaudited Pro Forma Information

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2010. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods. The pro forma information does not reflect the impact of future events that may occur, including but not limited to, expense efficiencies arising from the acquisition and also does not give effect to certain one-time charges that the Company expects to incur, such as restructuring and integration costs.

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2011	2010
	(in millions, except per share amounts)
Total revenues	$11,730	$23,753	$21,598
Income from continuing operations	891	1,635	1,297
Net income attributable to Prudential Financial, Inc.	879	1,611	1,313

Earnings per share-Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.21	$3.20	$1.78
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.24	3.26	1.82
Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.20	$3.16	$1.77
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.23	3.22	1.80

Earnings per share-Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$134.50	$4.50	$210.00
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	134.50	4.50	210.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Global commodities business	$3	$22	$18	$29
Real estate investments sold or held for sale	4	2	18	4
Korean asset management operations	0	31	0	32
Other	(1)	0	0	(1)

Income from discontinued operations before income taxes	6	55	36	64
Income tax expense (benefit)	(10)	40	6	46

Income from discontinued operations, net of taxes	$16	$15	$30	$18

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale are Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale for a purchase price equal to book value less certain adjustments. Proceeds of $420 million, based on a preliminary purchase price calculation, were received with additional changes to proceeds expected in the third quarter of 2011, when the purchase price is finalized. Included in the table above for the three and six months ended June 30, 2011, is an after-tax loss of $1 million recorded in connection with the sale of these operations, consisting of a pre-tax loss of $12 million and income tax benefit of $11 million.

In the first quarter of 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprise the Company’s Korean asset management operations. This transaction closed in the second quarter of 2010. Included in the table above for the three and six months ended June 30, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million. Also included in the table above are amounts related to currency hedging activities related to these operations.

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

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Total assets	$5,645	$7,068
Total liabilities	$5,222	$6,646

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,314	$730	$311	$12,733	$0
Obligations of U.S. states and their political subdivisions	2,360	88	26	2,422	0
Foreign government bonds	64,952	3,361	77	68,236	0
Corporate securities	115,191	7,473	1,986	120,678	(19)
Asset-backed securities(1)	13,231	229	1,612	11,848	(1,233)
Commercial mortgage-backed securities	11,971	692	54	12,609	6
Residential mortgage-backed securities(2)	9,133	498	70	9,561	(12)

Total fixed maturities, available for sale	$229,152	$13,071	$4,136	$238,087	$(1,258)

Equity securities, available for sale	$8,410	$1,463	$202	$9,671

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $419 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,202	$81	$0	$1,283	$0
Corporate securities(1)	1,074	23	59	1,038	0
Asset-backed securities(2)	1,202	50	0	1,252	0
Commercial mortgage-backed securities	453	91	0	544	0
Residential mortgage-backed securities(3)	1,160	65	0	1,225	0

Total fixed maturities, held to maturity(1)	$5,091	$310	$59	$5,342	$0

(1)	Excludes notes with amortized cost of $250 million (fair value, $252 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,930	$663	$295	$11,298	$0
Obligations of U.S. states and their political subdivisions	2,254	43	66	2,231	0
Foreign government bonds	47,414	2,920	95	50,239	0
Corporate securities	93,703	6,503	1,989	98,217	(30)
Asset-backed securities(1)	12,459	214	1,682	10,991	(1,413)
Commercial mortgage-backed securities	11,443	663	69	12,037	1
Residential mortgage-backed securities(2)	9,551	491	72	9,970	(13)

Total fixed maturities, available for sale	$187,754	$11,497	$4,268	$194,983	$(1,455)

Equity securities, available for sale	$6,469	$1,393	$121	$7,741

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $606 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,199	$84	$0	$1,283	$0
Corporate securities	1,059	12	67	1,004	0
Asset-backed securities(1)	1,179	48	1	1,226	0
Commercial mortgage-backed securities	475	106	0	581	0
Residential mortgage-backed securities(2)	1,314	69	0	1,383	0

Total fixed maturities, held to maturity	$5,226	$319	$68	$5,477	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2011 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$9,777	$9,977	$0	$0
Due after one year through five years	46,168	47,978	56	57
Due after five years through ten years	52,232	54,881	206	215
Due after ten years(1)	86,640	91,233	2,014	2,049
Asset-backed securities	13,231	11,848	1,202	1,252
Commercial mortgage-backed securities	11,971	12,609	453	544
Residential mortgage-backed securities	9,133	9,561	1,160	1,225

Total(1)	$229,152	$238,087	$5,091	$5,342

(1)	Excludes notes with amortized cost of $250 million (fair value, $252 million) which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$7,788	$4,151	$10,929	$6,399
Proceeds from maturities/repayments	5,327	4,319	9,258	7,776
Gross investment gains from sales, prepayments, and maturities	244	178	442	267
Gross investment losses from sales and maturities	(112)	(61)	(181)	(119)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	131	110	270	224

Equity securities, available for sale
Proceeds from sales	$1,206	$556	$1,686	$1,448
Gross investment gains from sales	212	77	309	211
Gross investment losses from sales	(57)	(13)	(70)	(37)

Fixed maturity and equity security impairments
Writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(153)	$(139)	$(257)	$(393)
Writedowns for impairments on equity securities	(37)	(7)	(59)	(76)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in millions)
Balance, beginning of period	$1,392	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(237)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(30)	(31)
Credit loss impairment recognized in the current period on securities not previously impaired	9	26
Additional credit loss impairments recognized in the current period on securities previously impaired	112	158
Increases due to the passage of time on previously recorded credit losses	13	27
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(17)

Balance, end of period	$1,419	$1,419

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in millions)
Balance, beginning of period	$1,753	$1,752
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(56)	(253)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	(8)
Credit loss impairment recognized in the current period on securities not previously impaired	16	130
Additional credit loss impairments recognized in the current period on securities previously impaired	50	131
Increases due to the passage of time on previously recorded credit losses	34	63
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(21)	(40)

Balance, end of period	$1,775	$1,775

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$637	$637	$697	$697

Fixed maturities:
Corporate securities	9,889	10,503	9,581	10,118
Commercial mortgage-backed securities	2,358	2,425	2,352	2,407
Residential mortgage-backed securities(1)	1,463	1,499	1,350	1,363
Asset-backed securities(2)	1,445	1,327	1,158	1,030
Foreign government bonds	624	634	567	569
U.S. government authorities and agencies and obligations of U.S. states	544	537	467	448

Total fixed maturities	16,323	16,925	15,475	15,935
Equity securities	1,052	1,001	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,012	$18,563	$17,328	$17,771

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains and losses from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” included $152 million and $63 million of gains during the three months ended June 30, 2011 and 2010, respectively, and $108 million and $303 million of gains during the six months ended June 30, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$3	$3

Fixed Maturities:
Asset-backed securities	616	588	706	661
Residential mortgage-backed securities	237	165	301	181
Corporate securities	288	309	319	318
Commercial mortgage-backed securities	123	101	144	103
U.S. government authorities and agencies and obligations of U.S. states	281	283	212	214
Foreign government bonds	43	43	25	25

Total fixed maturities	1,588	1,489	1,707	1,502

Other	17	23	16	20
Equity securities	455	463	548	561

Subtotal	$2,063	$1,978	$2,274	$2,086

Derivative instruments		1,801		2,139

Total other trading account assets	$2,063	$3,779	$2,274	$4,225

The net change in unrealized gains and losses from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” included $103 million of gains and $72 million of losses during the three months ended June 30, 2011 and 2010, respectively, and $52 million of gains and $26 million of losses during the six months ended June 30, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of June 30, 2011 and December 31, 2010, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$53,403	$55,684	$38,647	$40,752
Fixed maturities, held to maturity	1,202	1,283	1,199	1,283
Trading account assets supporting insurance liabilities	449	457	418	424
Other trading account assets	38	38	23	24
Short-term investments	185	185	0	0
Cash equivalents	0	0	0	0

Total	$55,277	$57,647	$40,287	$42,483

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$4,667	$5,070	$3,963	$4,238
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	1	2	1	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$4,685	$5,090	$3,981	$4,258

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office buildings	$6,012	19.6%	$5,803	19.5%
Retail	6,695	21.8	6,388	21.4
Apartments/Multi-Family	5,040	16.4	5,140	17.2
Industrial buildings	6,829	22.3	6,576	22.1
Hospitality	1,562	5.1	1,584	5.3
Other	2,479	8.1	2,440	8.2

Total commercial mortgage loans	28,617	93.3	27,931	93.7

Agricultural property loans	2,041	6.7	1,893	6.3

Total commercial and agricultural mortgage loans by property type	30,658	100.0%	29,824	100.0%

Valuation allowance	(398)		(505)

Total net commercial and agricultural mortgage loans by property type	30,260		29,319

Other loans
Uncollateralized loans	2,053		1,468
Residential property loans	1,055		891
Other collateralized loans	217		223

Total other loans	3,325		2,582
Valuation allowance	(57)		(70)

Total net other loans	3,268		2,512

Total commercial mortgage and other loans(1)	$33,528		$31,831

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (10%) and Texas (7%) at June 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(113)	7	(1)	5	(2)	(104)
Charge-offs, net of recoveries	(1)	0	0	(2)	(14)	(17)
Change in foreign exchange	0	0	0	0	1	1

Total Ending Balance	$383	$15	$16	$23	$18	$455

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$639	$0	$18	$20	$21	$698
Addition to / (release of) allowance of losses	(125)	8	(2)	1	11	(107)
Charge-offs, net of recoveries	(17)	0	0	(1)	0	(18)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance	$497	$8	$17	$20	$33	$575

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$162	$6	$0	$23	$1	$192
Ending Balance: collectively evaluated for impairment	221	9	16	0	17	263
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$383	$15	$16	$23	$18	$455

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,845	$44	$0	$145	$7	$2,041
Ending balance gross of reserves: collectively evaluated for impairment	26,772	1,997	1,055	72	2,046	31,942
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$28,617	$2,041	$1,055	$217	$2,053	$33,983

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$264	$0	$0	$20	$16	$300
Ending Balance: collectively evaluated for impairment	233	8	17	0	17	275
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$497	$8	$17	$20	$33	$575

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,279	$39	$0	$147	$36	$2,501
Ending balance gross of reserves: collectively evaluated for impairment	25,652	1,854	891	76	1,432	29,905
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$27,931	$1,893	$891	$223	$1,468	$32,406

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

	As of June 30, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(3)	Interest Income Recognized(2)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$5	$5	$0	$2	$0
Retail	0	0	0	0	0
Office	0	0	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	48	48	0	38	2
Other	9	9	0	6	0

Total commercial mortgage loans	62	62	0	47	2

Agricultural property loans	1	1	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	12	0	6	0

Total with no related allowance	$69	$75	$0	$54	$2

With an allowance recorded:
Commercial mortgage loans:
Industrial	$46	$46	$20	$30	$1
Retail	144	144	20	148	4
Office	59	135	11	46	1
Apartments/Multi-Family	133	133	31	259	2
Hospitality	188	250	66	204	2
Other	94	94	15	104	2

Total commercial mortgage loans	664	802	163	791	12

Agricultural property loans	17	17	6	12	0
Residential property loans	0	0	0	9	0
Other collateralized loans	39	39	22	31	0
Uncollateralized loans	1	1	1	20	0

Total with related allowance	$720	$858	$192	$863	$12

Total:
Commercial mortgage loans	$726	$864	$163	$838	$14
Agricultural property loans	18	18	6	13	0
Residential property loans	0	0	0	9	0
Other collateralized loans	39	39	22	31	0
Uncollateralized loans	7	13	1	26	0

Total	$790	$934	$192	$917	$14

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	The interest income recognized reflects the related year-to-date income, regardless of the impairment timing.
(3)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0
Retail	0	0	0
Office	0	0	0
Apartments/Multi-Family	0	0	0
Hospitality	64	64	0
Other	0	0	0

Total commercial mortgage loans	64	64	0

Agricultural property loans	1	1	0
Residential property loans	0	0	0
Other collateralized loans	0	0	0
Uncollateralized loans	0	12	0

Total with no related allowance	$65	$77	$0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$18	$18	$18
Retail	155	155	23
Office	43	43	10
Apartments/Multi-Family	323	323	103
Hospitality	218	218	89
Other	95	96	21

Total commercial mortgage loans	852	853	264

Agricultural property loans	0	0	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	38	16

Total with related allowance	$942	$951	$300

Total:
Commercial mortgage loans	$916	$917	$264
Agricultural property loans	1	1	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	50	16

Total	$1,007	$1,028	$300

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in impaired loans with an allowance recorded, before the allowance for losses, was $750 million at December 31, 2010. Net investment income recognized on these loans totaled $35 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for commercial mortgage and other loans.

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2011 and December 31, 2010 was $112 million and $136 million, respectively. As of June 30, 2011 and December 31, 2010, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings. In certain transactions, the Company pre-arranges that it will sell the loan to an investor. As of June 30, 2011 and December 31, 2010, $112 million and $136 million, respectively, of loans held for sale are subject to such arrangements.

The following tables set forth the credit quality indicators as of June 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$715	$227	$234	$199	$74	$28	$1,477
50%-59.99%	420	125	204	210	2	44	1,005
60%-69.99%	233	447	425	378	428	109	2,020
70%-79.99%	71	0	521	440	285	124	1,441
80%-89.99%	0	0	70	153	145	118	486
90%-100%	0	0	0	22	0	206	228
Greater than 100%	16	0	0	0	26	130	172

Total Industrial	$1,455	$799	$1,454	$1,402	$960	$759	$6,829

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,006	$146	$485	$67	$52	$1	$1,757
50%-59.99%	630	167	417	47	164	0	1,425
60%-69.99%	353	424	807	330	41	21	1,976
70%-79.99%	81	0	413	450	98	24	1,066
80%-89.99%	0	31	23	95	17	17	183
90%-100%	0	0	20	22	66	32	140
Greater than 100%	0	0	0	29	24	95	148

Total Retail	$2,070	$768	$2,165	$1,040	$462	$190	$6,695

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,460	$300	$179	$263	$10	$45	$2,257
50%-59.99%	446	151	363	210	46	22	1,238
60%-69.99%	157	362	110	427	7	27	1,090
70%-79.99%	19	19	32	53	210	586	919
80%-89.99%	0	0	22	137	71	20	250
90%-100%	0	0	0	5	79	62	146
Greater than 100%	0	17	0	62	0	33	112

Total Office	$2,082	$849	$706	$1,157	$423	$795	$6,012

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$583	$263	$249	$250	$242	$91	$1,678
50%-59.99%	129	38	127	116	22	63	495
60%-69.99%	78	17	250	220	94	76	735
70%-79.99%	136	137	69	519	153	69	1,083
80%-89.99%	0	0	115	31	196	141	483
90%-100%	20	0	0	0	51	55	126
Greater than 100%	0	0	8	32	73	327	440

Total Apartments/Multi-Family	$946	$455	$818	$1,168	$831	$822	$5,040

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$268	$36	$111	$7	$25	$0	$447
50%-59.99%	0	35	0	10	0	0	45
60%-69.99%	117	0	0	228	69	0	414
70%-79.99%	0	6	93	31	119	61	310
80%-89.99%	0	0	77	0	27	36	140
90%-100%	0	0	19	0	0	15	34
Greater than 100%	0	59	19	0	4	90	172

Total Hospitality	$385	$136	$319	$276	$244	$202	$1,562

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$292	$18	$13	$101	$5	$1	$430
50%-59.99%	39	6	21	0	22	0	88
60%-69.99%	57	328	61	521	119	7	1,093
70%-79.99%	124	11	201	184	13	0	533
80%-89.99%	0	0	45	16	6	15	82
90%-100%	0	133	18	9	9	15	184
Greater than 100%	0	0	0	0	27	42	69

Total Other	$512	$496	$359	$831	$201	$80	$2,479

Agricultural property loans

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$350	$114	$416	$470	$76	$0	$1,426
50%-59.99%	65	124	15	34	0	0	238
60%-69.99%	160	0	180	0	0	0	340
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	37	37
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$575	$238	$611	$504	$76	$37	$2,041

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$4,674	$1,104	$1,687	$1,357	$484	$166	$9,472
50%-59.99%	1,729	646	1,147	627	256	129	4,534
60%-69.99%	1,155	1,578	1,833	2,104	758	240	7,668
70%-79.99%	431	173	1,329	1,677	878	864	5,352
80%-89.99%	0	31	352	432	462	347	1,624
90%-100%	20	133	57	58	205	422	895
Greater than 100%	16	76	27	123	154	717	1,113

Total Commercial Mortgage and Agricultural	$8,025	$3,741	$6,432	$6,378	$3,197	$2,885	$30,658

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	As of June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,829	$0	$0	$0	$0	$0	$6,829
Retail	6,675	7	0	0	13	20	6,695
Office	6,007	5	0	0	0	5	6,012
Apartments/Multi-Family	4,949	0	18	0	73	91	5,040
Hospitality	1,562	0	0	0	0	0	1,562
Other	2,465	8	0	0	6	14	2,479

Total commercial mortgage loans	28,487	20	18	0	92	130	28,617

Agricultural property loans	1,998	0	0	0	43	43	2,041
Residential property loans	1,010	17	6	0	22	45	1,055
Other collateralized loans	209	2	0	0	6	8	217
Uncollateralized loans	2,053	0	0	0	0	0	2,053

Total	$33,757	$39	$24	$0	$163	$226	$33,983

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,576	$0	$0	$0	$0	$0	$6,576
Retail	6,298	71	0	0	19	90	6,388
Office	5,774	22	0	0	7	29	5,803
Apartments/Multi-Family	4,907	33	15	0	185	233	5,140
Hospitality	1,467	11	10	0	96	117	1,584
Other	2,370	17	0	0	53	70	2,440

Total commercial mortgage loans	27,392	154	25	0	360	539	27,931

Agricultural property loans	1,853	1	0	0	39	40	1,893
Residential property loans	847	19	3	0	22	44	891
Other collateralized loans	212	0	0	0	11	11	223
Uncollateralized loans	1,468	0	0	0	0	0	1,468

Total	$31,772	$174	$28	$0	$432	$634	$32,406

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	June 30, 2011	December 31, 2010
	(in millions)
Commercial mortgage loans:
Industrial	$51	$43
Retail	148	146
Office	80	65
Apartments/Multi-Family	202	410
Hospitality	233	290
Other	131	151

Total commercial mortgage loans	845	1,105

Agricultural property loans	45	39
Residential property loans	21	22
Other collateralized loans	43	50
Uncollateralized loans	7	35

Total	$961	$1,251

The following table sets forth the commercial mortgage and other loans sold and acquired during the three months ended June 30, 2011:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Acquired(1)	$0	$0	$0	$0	$0	$0
Sold(2)	145	0	0	0	23	168

(1)	Reported at purchase price of commercial mortgage and other loans acquired.
(2)	Reported at book value of commercial mortgage and other loans sold.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2011 and 2010 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available for sale	$2,374	$2,066	$4,557	$4,120
Fixed maturities, held to maturity	31	34	68	68
Equity securities, available for sale	108	78	181	148
Trading account assets	208	194	419	397
Commercial mortgage and other loans	473	462	949	917
Policy loans	149	140	293	282
Broker-dealer related receivables	0	0	0	0
Short-term investments and cash equivalents	18	12	31	22
Other long-term investments	70	24	149	28

Gross investment income	3,431	3,010	6,647	5,982
Less: investment expenses	(104)	(98)	(202)	(198)

Net investment income	$3,327	$2,912	$6,445	$5,784

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2011 and 2010 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities	$(21)	$(22)	$4	$(245)
Equity securities	118	58	180	99
Commercial mortgage and other loans	23	14	34	7
Investment real-estate	(9)	1	(12)	1
Joint ventures and limited partnerships	59	(22)	58	(24)
Derivatives(1)	297	1,754	136	2,330
Other	1	3	18	7

Realized investment gains (losses), net	$468	$1,786	$418	$2,175

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$(849)	$22	$(5)	$334	$174	$(324)
Net investment gains (losses) on investments arising during the period	224				(76)	148
Reclassification adjustment for (gains) losses included in net income	(175)				62	(113)
Reclassification adjustment for OTTI losses excluded from net income(1)	(42)				15	(27)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(13)			5	(8)
Impact of net unrealized investment (gains) losses on future policy benefits			5		(1)	4
Impact of net unrealized investment (gains) losses on policyholders’ dividends				208	(71)	137

Balance, June 30, 2011	$(842)	$9	$0	$542	$108	$(183)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$9,261	$(923)	$(901)	$(2,454)	$(1,514)	$3,469
Net investment gains (losses) on investments arising during the period	1,524				(523)	1,001
Reclassification adjustment for (gains) losses included in net income	4				(1)	3
Reclassification adjustment for OTTI losses excluded from net income(2)	42				(15)	27
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(75)			27	(48)
Impact of net unrealized investment (gains) losses on future policy benefits			(53)		19	(34)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(542)	195	(347)

Balance, June 30, 2011	$10,831	$(998)	$(954)	$(2,996)	$(1,812)	$4,071

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2011	December 31, 2010
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(842)	$(849)
Fixed maturity securities, available for sale—all other	9,777	8,078
Equity securities, available for sale	1,261	1,272
Derivatives designated as cash flow hedges(1)	(359)	(262)
Other investments(2)	152	173

Net unrealized gains (losses) on investments	$9,989	$8,412

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of June 30, 2011, includes $132 million of net unrealized losses on held to maturity securities that were previously transferred from available for sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,719	$219	$414	$92	$4,133	$311
Obligations of U.S. states and their political subdivisions	710	23	57	3	767	26
Foreign government bonds	2,476	59	112	18	2,588	77
Corporate securities	15,364	539	8,656	1,506	24,020	2,045
Commercial mortgage-backed securities	900	9	257	45	1,157	54
Asset-backed securities	1,140	15	4,823	1,597	5,963	1,612
Residential mortgage-backed securities	733	15	379	55	1,112	70

Total	$25,042	$879	$14,698	$3,316	$39,740	$4,195

(1)	Includes $556 million of fair value and $59 million of gross unrealized losses at June 30, 2011 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,677	$207	$422	$88	$4,099	$295
Obligations of U.S. states and their political subdivisions	1,273	60	53	6	1,326	66
Foreign government bonds	2,599	76	125	19	2,724	95
Corporate securities	12,385	460	9,982	1,596	22,367	2,056
Commercial mortgage-backed securities	552	9	350	60	902	69
Asset-backed securities	1,365	16	5,499	1,667	6,864	1,683
Residential mortgage-backed securities	897	17	447	55	1,344	72

Total	$22,748	$845	$16,878	$3,491	$39,626	$4,336

(1)	Includes $590 million of fair value and $68 million of gross unrealized losses at December 31, 2010 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at June 30, 2011 and December 31, 2010 are composed of $2,953 million and $2,950 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $1,242 million and $1,386 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2011, $2,466 million of the gross unrealized losses represented declines in value of greater than 20%, $567 million of which had been in that position for less than six months, as compared to $2,238 million at December 31, 2010, that represented declines in value of greater than 20%, $386 million of which had been in that position for less than six months. At June 30, 2011, the $3,316 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, services, and finance sectors of the Company’s corporate securities. At December 31, 2010, the $3,491 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At June 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$2,096	$171	$318	$31	$2,414	$202

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,098	$87	$326	$34	$1,424	$121

At June 30, 2011, $61 million of the gross unrealized losses represented declines of greater than 20%, $47 million of which had been in that position for less than six months. At December 31, 2010, $35 million of the gross unrealized losses represented declines of greater than 20%, $18 million of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011, and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2011 or December 31, 2010.

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

Consolidated Variable Interest Entities for which the Company is the Investment Manager

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the proprietary investing activity of the Company’s asset management businesses. Additionally, the Company may invest in debt or equity securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant and thus is the primary beneficiary. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The Company is not required to provide, and has not provided, material financial or other support to any VIE for which it is the investment manager.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has determined that it is the primary beneficiary of certain VIEs for which it is the asset manager, including one CDO and certain other investment structures, as it meets both conditions listed above. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the investment manager are reported. The assets of these VIE’s are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	June 30, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$54	$49
Commercial mortgage and other loans	333	341
Other long-term investments	18	17
Short-term investments	10	0
Cash and cash equivalents	86	84
Accrued investment income	1	1
Other assets	3	3
Separate account assets	0	4

Total assets of consolidated VIEs	$505	$499

Other liabilities	$380	$379
Separate account liabilities	0	4

Total liabilities of consolidated VIEs	$380	$383

The Company also consolidates a VIE whose beneficial interests are wholly owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Consolidated Variable Interest Entities

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities. Included among these structured investments are structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s involvement in the structuring of these investments combined with its economic interest indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is not the investment manager are reported. These liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	June 30, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$126	$136
Fixed maturities, held to maturity	1,135	1,130
Trading account assets supporting insurance liabilities	9	9
Other long-term investments	296	(119)
Cash and cash equivalents	0	(2)
Accrued investment income	5	5
Other assets	0	0

Total assets of consolidated VIEs	$1,571	$1,159

Other liabilities	$55	$0

Total liabilities of consolidated VIEs	$55	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,246 million and $3,509 million at June 30, 2011 and December 31, 2010, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $520 million and $506 million at June 30, 2011 and December 31, 2010, respectively. These investments are reflected in “Fixed maturities, available for sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,104 million and $8,979 million as of June 30, 2011 and December 31, 2010, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,487 million and $3,535 million as of June 30, 2011 and December 31, 2010, respectively.

In addition, in the normal course of its activities, the Company will invest in structured investments including VIEs for which it is not the investment manager. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. See Note 4 for details regarding the carrying amounts and classification of these assets. The Company has not provided material financial or other support that was not contractually required to these structures. The Company has determined that it is not the primary beneficiary of these structures due to the fact that it does not control these entities.

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $5.0 billion as of both June 30, 2011 and December 31, 2010, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $782 million and $754 million at June 30, 2011 and December 31, 2010, respectively, which includes the fair value of the embedded derivatives.

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

As of June 30, 2011 and December 31, 2010, the Company recognized a policyholder dividend obligation of $362 million and $126 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $2,450 million and $2,117 million at June 30, 2011 and December 31, 2010, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,475	$51,632
Policyholders’ dividends payable	908	909
Policyholders’ dividend obligation	2,812	2,243
Policyholders’ account balances	5,505	5,536
Other Closed Block liabilities	4,693	4,637

Total Closed Block Liabilities	65,393	64,957

Closed Block Assets
Fixed maturities, available for sale, at fair value	40,949	41,044
Other trading account assets, at fair value	156	150
Equity securities, available for sale, at fair value	3,600	3,545
Commercial mortgage and other loans	8,144	7,827
Policy loans	5,326	5,377
Other long-term investments	1,666	1,662
Short-term investments	1,049	1,119

Total investments	60,890	60,724
Cash and cash equivalents	553	345
Accrued investment income	583	600
Other Closed Block assets	363	275

Total Closed Block Assets	62,389	61,944

Excess of reported Closed Block Liabilities over Closed Block Assets	3,004	3,013
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	2,431	2,092
Allocated to policyholder dividend obligation	(2,450)	(2,117)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,985	$2,988

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2011
(in millions)
Balance, January 1	$2,243
Impact from earnings allocable to policyholder dividend obligation	236
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	333

Balance, June 30	$2,812

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues
Premiums	$771	$796	$1,462	$1,507
Net investment income	742	740	1,490	1,475
Realized investment gains (losses), net	222	422	252	700
Other income	16	(5)	32	2

Total Closed Block revenues	1,751	1,953	3,236	3,684

Benefits and Expenses
Policyholders’ benefits	915	921	1,729	1,761
Interest credited to policyholders’ account balances	35	35	69	70
Dividends to policyholders	692	491	1,209	982
General and administrative expenses	131	135	263	274

Total Closed Block benefits and expenses	1,773	1,582	3,270	3,087

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(22)	371	(34)	597
Income tax expense (benefit)	(23)	183	(37)	157

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	1	188	3	440
Income from discontinued operations, net of taxes	0	0	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$1	$188	$3	$440

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(2.3)	2.3	0.0

Balance, June 30, 2011	660.1	174.0	486.1	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of June 30, 2011, no shares were repurchased under the program. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any repurchases under the share repurchase program, including increased capital needs of the Company’s businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$867	$1,104	$1,500	$1,775
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	162	(59)	293	(94)
Change in net unrealized investments gains (losses)(1)	1,293	1,644	743	2,722
Change in pension and postretirement unrecognized net periodic benefit	12	18	23	38

Other comprehensive income(2)	1,467	1,603	1,059	2,666

Comprehensive income	2,334	2,707	2,559	4,441

Comprehensive (income) loss attributable to noncontrolling interests	(46)	(50)	(77)	(24)

Comprehensive income attributable to Prudential Financial, Inc.	$2,288	$2,657	$2,482	$4,417

(1)	Includes cash flow hedges of $(25) million and $95 million for the three months ended June 30, 2011 and 2010, respectively, and $(64) million and $135 million for the six months ended June 30, 2011 and 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense of $744 million and $899 million for the three months ended June 30, 2011 and 2010, respectively, and $437 million and $1,423 million for the six months ended June 30, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2011 and 2010 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Change in component during period	270	743	23	1,036

Balance, June 30, 2011	$1,415	$3,888	$(1,289)	$4,014

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1628)	$(443)
Change in component during period	(117)	2,722	38	2,643

Balance, June 30, 2010	$557	$3,233	$(1,590)	$2,200

(1)	Includes cash flow hedges of $(233) million and $(169) million as of June 30, 2011 and December 31, 2010, respectively, and $(70) million and $(205) million as of June 30, 2010 and December 31, 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$844			$810
Direct equity adjustment	8			10
Less: Income attributable to noncontrolling interests	29			27
Less: Earnings allocated to participating unvested share-based payment awards	11			10

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$812	486.0	$1.67	$783	464.3	$1.69

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$11			$10
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	11			10
Stock options		3.3			3.6
Deferred and long-term compensation programs		0.4			0.3
Exchangeable Surplus Notes	5	5.1		5	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$817	494.8	$1.65	$788	473.3	$1.66

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,444			$1,317
Direct equity adjustment	17			20
Less: Income attributable to noncontrolling interests	54			1
Less: Earnings allocated to participating unvested share-based payment awards	19			17

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,388	485.4	$2.86	$1,319	463.7	$2.84

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$19			$17
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	19			17
Stock options		3.4			3.2
Deferred and long-term compensation programs		0.5			0.4
Exchangeable Surplus Notes	9	5.1		9	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,397	494.4	$2.83	$1,328	472.4	$2.81

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2011 and 2010 were based on 6.8 million and 6.3 million of such awards, respectively, weighted for the period they were outstanding. Undistributed earnings allocated to participating unvested share-based payment awards for the six months ended June 30, 2011 and 2010 were based on 6.7 million and 6.1 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended June 30, 2011 and 2010, 9.9 million and 8.8 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $74.82 and $74.59 per share, respectively, were excluded from the computation of diluted earnings per share because the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2011 and 2010, 9.4 million and 9.9 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $75.42 and $72.77 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The exchange rate used in the diluted earnings per share calculation for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock for the three and six months ended June 30, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended June 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$7			$279
Less: Direct equity adjustment	8			10

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$(1)	2.0	$(0.50)	$269	2.0	$134.50

	Six Months Ended June 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$26			$440
Less: Direct equity adjustment	17			20

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$9	2.0	$4.50	$420	2.0	$210.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At June 30, 2011 and December 31, 2010, the weighted average maturity of total commercial paper outstanding was 24 and 34 days, respectively.

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

Prudential Funding, LLC, a wholly-owned subsidiary of Prudential Insurance has a commercial paper program with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings generally have served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	June 30, 2011	December 31, 2010
	(in millions)
Prudential Financial	$273	$283
Prudential Funding, LLC	859	874

Total outstanding commercial paper borrowings	$1,132	$1,157

Medium-term Notes

On May 12, 2011, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 3% notes due May 2016 and $300 million of 5.625% notes due May 2041.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of June 30, 2011, Prudential Insurance had pledged qualifying assets with a fair value of $2.7 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.9 billion as of June 30, 2011.

As of June 30, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of June 30, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of June 30, 2011, Prudential Bank & Trust, FSB had no advances outstanding under this facility.

Credit Facilities

As of June 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4,108 million of unsecured committed credit facilities, which includes a $1,250 million credit facility on which Prudential Financial is the sole borrower party. These facilities have remaining terms ranging from 6 months to 4.5 years. There were no outstanding borrowings under these credit facilities as of June 30, 2011. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. For additional information on these credit facilities, see Note 14 to the Company’s Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Star and Edison Acquisition

On February 1, 2011, the Company completed the acquisition of the Star and Edison Businesses from AIG. In conjunction with this acquisition, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion of debt has no stated maturity date. The carrying value of the debt at June 30, 2011 was $498 million. The Star and Edison Businesses hold $79 million of the Company’s medium-term notes. As a result, the consolidation of the Star and Edison Businesses with the Company effects a $79 million reduction of the Company’s consolidated long-term debt.

Surplus Notes

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes. At June 30, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security that is redeemable under certain circumstances including upon the occurrence of specified stress events affecting the subsidiary issuer. Interest and principal payments on the surplus notes and on the debt security are settled on a net basis because valid rights of set-off exist. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Arizona Department of Insurance.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Components of net periodic (benefit) cost
Service cost	$55	$44	$3	$3
Interest cost	122	117	27	28
Expected return on plan assets	(179)	(186)	(24)	(27)
Amortization of prior service cost	6	6	(3)	(3)
Amortization of actuarial (gain) loss, net	10	10	9	10
Curtailments	0	(6)	0	0
Special termination benefits	1	1	0	0

Net periodic (benefit) cost(1)(2)	$15	$(14)	$12	$11

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Service cost	$105	$89	$6	$6
Interest cost	242	234	54	56
Expected return on plan assets	(359)	(372)	(48)	(54)
Amortization of prior service cost	12	12	(6)	(6)
Amortization of actuarial (gain) loss, net	20	20	18	20
Curtailments	0	(6)	0	0
Special termination benefits	2	2	0	0

Net periodic (benefit) cost(1)(2)	$22	$(21)	$24	$22

(1)	Includes net periodic (benefit) cost for pensions of $12 million for the three months ended June 30, 2011 and $16 million for the six months ended June 30, 2011, related to the Star and Edison acquisition.
(2)	Includes net periodic (benefit) cost for pensions of ($5) million for the three months ended June 30, 2010 and ($4) million for the six months ended June 30, 2010 that have been classified as discontinued operations.

As a result of the acquisition of the Star and Edison Businesses, the divestiture of the Global Commodities business and other benefit payment changes, the Company expects that it will increase its cash contribution to the pension plans in 2011 by $140 million, from approximately $110 million to $250 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. This sale was completed on July 1, 2011. As a result, the Company has reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. In addition, the remaining business activities in the Company’s International Investments segment have been reclassified and included in the International Insurance segment. The reclassification of the remaining international investment business activities to the International Insurance segment had no impact on total adjusted operating income or net income of the Financial Services Businesses or the Closed Block Business.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $39 million and $12 million for the three months ended June 30, 2011 and 2010, respectively, and net losses of $77 million and $31 million for the six months ended June 30, 2011 and 2010, respectively). As of June 30, 2011 and December 31, 2010, the fair value of open contracts used for this purpose were net liabilities of $200 million and $252 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $59 million and $61 million for the three months ended June 30, 2011 and 2010, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $24 million and $8 million, respectively, related to certain derivative contracts that were terminated or offset in prior periods. Adjusted operating income includes net gains of $123 million and $131 million for the six months ended June 30, 2011 and 2010, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $12 million and $15 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of June 30, 2011, related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)	(in years)
Segment:
International Insurance	$686	29
Asset Management	23	9
Corporate and Other	(44)	6

Total deferred gain (loss)	$665

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $76 million and $31 million for the three months ended June 30, 2011 and 2010, respectively, and net gains of $104 million and $10 million for the six months ended June 30, 2011 and 2010, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $10 million and losses of $44 million, for the three months ended June 30, 2011 and 2010, respectively, and net gains of $57 million and losses of $5 million for the six months ended June 30, 2011 and 2010, respectively.

The Company has certain assets and liabilities for which, under GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these foreign currency related and certain other adjustments was to exclude from adjusted operating income net losses of $9 million, and net gains of $14 million for the three months ended June 30, 2011 and 2010, respectively, and net losses of $214 million and $43 million for the six months ended June 30, 2011 and 2010, respectively.

In the first quarter of 2011, the Company recorded an out of period adjustment that decreased income from continuing operations before equity in earnings of operating joint ventures by $95 million. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar-denominated collateralized mortgage-backed securities held by the Gibraltar Life operations that were reclassified from available for sale to held-to-maturity in December 2008. The adjustment, which had no impact on the carrying value of the U.S. dollar denominated collateralized mortgage-backed securities, resulted from amortizing the unrealized losses that existed when the securities were reclassified over a period greater than the expected effective duration of the securities. The adjustment does not impact current or prior period adjusted operating income of any segments and is included as a component of the foreign currency related and certain other adjustments discussed above.

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc. as described in Note 15, the Company has recorded additional losses of $65 million in the first quarter of 2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. This loss is recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and is excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net,” which is consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” Any subsequent recoveries arising from this settlement will also be excluded from adjusted operating income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$221	$(131)	$513	$113
Retirement	173	137	345	306
Asset Management	227	124	381	207

Total U.S. Retirement Solutions and Investment Management Division	621	130	1,239	626

Individual Life	130	88	226	179
Group Insurance	49	32	89	85

Total U.S. Individual Life and Group Insurance Division	179	120	315	264

International Insurance	590	466	1,262	957

Total International Insurance Division	590	466	1,262	957

Corporate Operations	(231)	(190)	(493)	(393)
Real Estate and Relocation Services	0	10	(10)	3

Total Corporate and Other	(231)	(180)	(503)	(390)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,159	536	2,313	1,457

Reconciling items:
Realized investment gains (losses), net, and related adjustments	158	1,252	(198)	1,319
Charges related to realized investment gains (losses), net	(169)	(632)	(173)	(759)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	177	79	160	331
Change in experience-rated contractholder liabilities due to asset value changes	(178)	(144)	(144)	(464)
Divested businesses	(2)	(7)	(3)	(14)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	18	18	(115)	(18)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,163	1,102	1,840	1,852

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	9	404	36	663

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,172	$1,506	$1,876	$2,515

The U.S. Retirement Solutions and Investment Management Division and U.S. Individual Life and Group Insurance Division results reflect deferred policy acquisition costs as if the individual annuity business and group

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Financial Services Businesses:
Individual Annuities	$933	$768	$1,831	$1,527
Retirement	1,248	1,370	2,454	2,499
Asset Management	656	494	1,204	873

Total U.S. Retirement Solutions and Investment Management Division	2,837	2,632	5,489	4,899

Individual Life	763	751	1,488	1,438
Group Insurance	1,486	1,316	2,992	2,627

Total U.S. Individual Life and Group Insurance Division	2,249	2,067	4,480	4,065

International Insurance	5,049	2,958	9,377	5,905

Total International Insurance Division	5,049	2,958	9,377	5,905

Corporate Operations	(33)	(41)	(87)	(106)
Real Estate and Relocation Services	48	60	92	101

Total Corporate and Other	15	19	5	(5)

Total	10,150	7,676	19,351	14,864

Reconciling items:
Realized investment gains (losses), net, and related adjustments	158	1,252	(198)	1,319
Charges related to realized investment gains (losses), net	(33)	(29)	(67)	(73)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	177	79	160	331
Divested businesses	2	0	5	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(11)	(9)	(169)	(19)

Total Financial Services Businesses	10,443	8,969	19,082	16,424

Closed Block Business	1,804	2,018	3,351	3,810

Total per Unaudited Interim Consolidated Financial Statements	$12,247	$10,987	$22,433	$20,234

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Asset Management segment intersegment revenues	$119	$98	$231	$188

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation within Corporate and Other operations.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	June 30, 2011	December 31, 2010
	(in millions)
Individual Annuities	$119,522	$108,879
Retirement	132,272	130,854
Asset Management	35,063	32,920

Total U.S. Retirement Solutions and Investment Management Division	286,857	272,653

Individual Life	42,257	41,131
Group Insurance	36,928	35,490

Total U.S. Individual Life and Group Insurance Division	79,185	76,621

International Insurance	160,502	103,097

Total International Insurance Division	160,502	103,097

Corporate Operations	17,961	19,090
Real Estate and Relocation Services	638	685

Total Corporate and Other	18,599	19,775

Total Financial Services Businesses	545,143	472,146

Closed Block Business	68,234	67,708

Total	$613,377	$539,854

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or the first six months of 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s 2010 or first six months of 2011 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. During 2004 through 2006, the Company entered into two transactions that involved, among other things, the payment of foreign income taxes that were credited against the Company’s U.S. tax liability. On May 23, 2011, the IRS issued notices of proposed adjustments disallowing the foreign tax credits claimed and related transaction expenses. The total amount of the proposed adjustments for the transactions is approximately $200 million of tax and penalties. The Company believes that the tax benefits associated with the transactions were consistent with IRS published guidance existing at the time the transactions were entered into and with various judicial decisions. Accordingly, the Company disagrees with the proposed adjustments and intends to contest the disallowance. These activities had no impact on the Company’s 2010 or first six months of 2011 results.

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

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2010 or first six months of 2011 results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,733	$0	$		$12,733
Obligations of U.S. states and their political subdivisions	0	2,422	0			2,422
Foreign government bonds	0	68,209	27			68,236
Corporate securities	6	119,394	1,278			120,678
Asset-backed securities	0	8,915	2,933			11,848
Commercial mortgage-backed securities	0	12,504	105			12,609
Residential mortgage-backed securities	0	9,541	20			9,561

Subtotal	6	233,718	4,363			238,087

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	310	0			310
Obligations of U.S. states and their political subdivisions	0	227	0			227
Foreign government bonds	0	634	0			634
Corporate securities	0	10,419	84			10,503
Asset-backed securities	0	917	410			1,327
Commercial mortgage-backed securities	0	2,411	14			2,425
Residential mortgage-backed securities	0	1,497	2			1,499
Equity securities	810	133	58			1,001
Short-term investments and cash equivalents	587	50	0			637

Subtotal	1,397	16,598	568			18,563

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	137	0			137
Obligations of U.S. states and their political subdivisions	146	0	0			146
Foreign government bonds	1	42	0			43
Corporate securities	7	262	40			309
Asset-backed securities	0	511	77			588
Commercial mortgage-backed securities	0	83	18			101
Residential mortgage-backed securities	0	150	15			165
Equity securities	264	34	165			463
All other	62	7,670	94		(5,999)	1,827

Subtotal	480	8,889	409		(5,999)	3,779

Equity securities, available for sale	5,829	2,181	1,661			9,671
Commercial mortgage and other loans	0	112	144			256
Other long-term investments	47	(12)	1,230			1,265
Short-term investments	4,264	2,972	0			7,236
Cash equivalents	2,599	6,073	0			8,672
Other assets	2,554	81	9		(2)	2,642

Subtotal excluding separate account assets	17,176	270,612	8,384		(6,001)	290,171
Separate account assets(1)	45,467	159,889	17,536			222,892

Total assets	$62,643	$430,501	$25,920		$(6,001)	$513,063

Future policy benefits	$0	$0	$(423)	$		$(423)
Other liabilities	2	6,561	2		(5,723)	842

Total liabilities	$2	$6,561	$(421)		$(5,723)	$419

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,298	$0	$		$11,298
Obligations of U.S. states and their political subdivisions	0	2,231	0			2,231
Foreign government bonds	0	50,212	27			50,239
Corporate securities	5	97,025	1,187			98,217
Asset-backed securities	0	9,238	1,753			10,991
Commercial mortgage-backed securities	0	11,907	130			12,037
Residential mortgage-backed securities	0	9,947	23			9,970

Subtotal	5	191,858	3,120			194,983

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	269	35			318
Asset-backed securities	0	607	54			661
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	393	142	26			561
All other	33	7,899	134		(5,904)	2,162

Subtotal	559	9,284	286		(5,904)	4,225

Equity securities, available for sale	4,458	2,928	355			7,741
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	129	768			934
Short-term investments	3,307	1,669	0			4,976
Cash equivalents	2,475	6,661	0			9,136
Other assets	2,785	0	9			2,794

Subtotal excluding separate account assets	15,167	228,560	5,085		(5,904)	242,908
Separate account assets(1)	43,273	148,711	15,792			207,776

Total assets	$58,440	$377,271	$20,877		$(5,904)	$450,684

Future policy benefits	$0	$0	$(204)	$		$(204)
Other liabilities	1	6,736	3		(5,712)	1,028

Total liabilities	$1	$6,736	$(201)		$(5,712)	$824

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by the customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2011 generally ranged from 60 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Transfers between Levels 1 and 2—There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2011. During the three months ended June 30, 2010, $2.3 billion of separate account assets transferred from Level 1 to Level 2. The assets that transferred were foreign common stocks. This transfer was the result of an adjustment being made at June 30, 2010 to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets on that day. At March 31, 2010, no such adjustment was made. However, at December 31, 2009 this type of adjustment was made. Therefore, for the six months ended June 30, 2010, the transfers between Level 1 and Level 2 for these types of separate account assets were minimal.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,697	$2,756	$143	$21
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(10)	2	(33)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	8	8	16	0
Net investment income	0	3	7	6	0
Purchases	0	64	581	5	0
Sales	0	(58)	(228)	0	0
Issuances	0	1	0	0	0
Settlements	0	(175)	(86)	(33)	(1)
Foreign currency translation	0	1	7	1	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	77	12	0	0
Transfers out of Level 3(2)	0	(330)	(126)	0	0

Fair Value, end of period	$27	$1,278	$2,933	$105	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(23)	$2	$(33)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$11	$11	$15	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$109	$386	$5	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	3	1	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	1	0	0
Purchases	4	75	10	0
Sales	0	(23)	0	0
Issuances	1	0	0	0
Settlements	(23)	(30)	(1)	(1)
Foreign currency translation	0	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(15)	0	0	0

Fair Value, end of period	$84	$410	$14	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$1	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$81	$38	$83	$21	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	2	1	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	1	1
Purchases	3	3	0	0	0
Sales	(26)	(2)	(7)	(3)	(1)
Issuances	0	0	0	0	0
Settlements	0	0	(4)	(2)	(1)
Foreign currency translation	0	0	1	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	1	2	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$58	$40	$77	$18	$15

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$1	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$164	$103	$1,655	$178	$804
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(5)	(6)	6	1
Asset management fees and other income	0	2	0	0	36
Included in other comprehensive income (loss)	0	0	6	0	0
Net investment income	0	0	0	0	0
Purchases	0	0	31	0	123
Sales	(2)	0	(37)	0	(2)
Issuances	0	0	0	0	0
Settlements	0	(6)	0	(40)	(2)
Foreign currency translation	3	0	15	0	3
Other(1)	0	0	0	0	267
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	0	(3)	0	0

Fair Value, end of period	$165	$94	$1,661	$144	$1,230

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(6)	$(15)	$6	$1
Asset management fees and other income	$0	$2	$0	$0	$17
Included in other comprehensive income (loss)	$0	$0	$14	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$16,632	$694	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(146)	1
Asset management fees and other income	0	0	0	0
Interest credited to policyholders’ account balances	0	767	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	971	(125)	0
Sales	0	(115)	1	0
Issuances	0	1	0	0
Settlements	0	(742)	(1)	0
Foreign currency translation	0	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	0	120	0	0
Transfers out of Level 3(2)	0	(98)	0	0

Fair Value, end of period	$9	$17,536	$423	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(146)	$0
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$592	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

(1)	Amount reflected for Other Long-term Investments represents assets acquired through the Star and Edison acquisition and have been identified as being carried at fair value through review of the portfolio.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	Six Months Ended June 30, 2011
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	26	(35)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(2)	34	15	0
Net investment income	0	6	15	5	0
Purchases	0	424	1,005	5	0
Sales	0	(65)	(333)	(16)	0
Issuances	0	4	0	0	0
Settlements	0	(238)	(137)	(33)	(2)
Foreign currency translation	0	3	16	3	0
Other(1)	0	146	502	31	(1)
Transfers into Level 3(2)	0	185	233	0	0
Transfers out of Level 3(2)	0	(345)	(181)	0	0

Fair Value, end of period	$27	$1,278	$2,933	$105	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(36)	$4	$(41)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$4	$42	$19	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(1)	4	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	2	0	0
Purchases	49	253	10	0
Sales	(11)	(23)	0	0
Issuances	1	0	0	0
Settlements	(31)	(47)	(1)	(1)
Foreign currency translation	0	0	0	0
Other(1)	0	15	0	(15)
Transfers into Level 3(2)	10	0	0	0
Transfers out of Level 3(2)	(15)	(20)	0	0

Fair Value, end of period	$84	$410	$14	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(1)	$4	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	1	0	7	5	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	1	1
Purchases	4	8	0	0	0
Sales	(27)	(4)	(10)	(6)	(6)
Issuances	0	0	0	0	0
Settlements	0	0	(6)	(2)	(1)
Foreign currency translation	0	0	2	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	76	1	39	2	1
Transfers out of Level 3(2)	0	0	(10)	(1)	(1)

Fair Value, end of period	$58	$40	$77	$18	$15

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$4	$2	$2
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(37)	(15)	6	4
Asset management fees and other income	13	4	0	0	67
Included in other comprehensive income (loss)	0	0	28	0	0
Net investment income	0	0	0	0	1
Purchases	1	0	41	0	133
Sales	(2)	0	(45)	0	(6)
Issuances	0	0	0	0	0
Settlements	(2)	(7)	(1)	(74)	(7)
Foreign currency translation	3	0	29	0	3
Other(1)	0	0	449	0	267
Transfers into Level 3(2)	126	0	824	0	0
Transfers out of Level 3(2)	0	0	(4)	0	0

Fair Value, end of period	$165	$94	$1,661	$144	$1,230

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(37)	$(25)	$6	$4
Asset management fees and other income	$13	$4	$0	$0	$38
Included in other comprehensive income (loss)	$0	$0	$37	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	456	(7)
Asset management fees and other income	0	0	0	0
Interest credited to policyholders’ account balances	0	1,635	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	1,802	(236)	0
Sales	0	(137)	0	0
Issuances	0	2	0	0
Settlements	0	(1,254)	(1)	8
Foreign currency translation	0	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	0	146	0	0
Transfers out of Level 3(2)	0	(450)	0	0

Fair Value, end of period	$9	$17,536	$423	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$449	$(8)
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$1,202	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

(1)	Other primarily represents assets acquired through the Star and Edison acquisition. Other also includes reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale, Trading Account Assets Supporting Insurance Liabilities – Equity Securities and Other Trading Account Assets—Equity Securities. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	Three Months Ended June 30, 2010
	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$46	$955	$6,023	$245	$26
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(7)	1	(18)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(1)	25	6	(3)	0
Net investment income	0	0	5	(2)	0
Purchases, sales, issuances and settlements	0	(116)	57	(11)	(1)
Foreign currency translation	0	0	(2)	(2)	0
Other(1)	0	9	9	(8)	0
Transfers into Level 3(2)	0	64	129	0	0
Transfers out of Level 3(2)	0	(87)	(4,984)	(31)	0

Fair Value, end of period	$45	$843	$1,244	$170	$25

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(8)	$1	$(20)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$(1)	$27	$6	$(3)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$95	$277	$48	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(3)	2	(2)	1
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases, sales, issuances and settlements	(10)	38	0	(1)
Other(1)	0	9	(9)	0
Transfers into Level 3(2)	19	9	0	0
Transfers out of Level 3(2)	(33)	(222)	(32)	0

Fair Value, end of period	$68	$113	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(4)	$1	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$36	$54	$22	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	1	0	3	4	(2)
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	1	0
Purchases, sales, issuances and settlements	0	1	(11)	(2)	(2)
Foreign currency translation	0	0	0	0	1
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	(1)	4	6	4
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$5	$34	$55	$29	$23

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$1	$0	$(1)	$3	$(2)
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$25	$185	$355	$331	$478
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	96	7	14	2
Asset management fees and other income	0	0	0	0	56
Included in other comprehensive income (loss)	0	0	4	0	0
Net investment income	0	0	0	0	(1)
Purchases, sales, issuances and settlements	1	(12)	(9)	(49)	228
Foreign currency translation	0	0	(6)	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	1	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$26	$266	$352	$296	$763

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$96	$0	$14	$1
Asset management fees and other income	$1	$1	$0	$0	$32
Included in other comprehensive income (loss)	$0	$0	$10	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$20	$12,800	$166	$(2)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,084)	(4)
Asset management fees and other income	1	0	0	0
Interest credited to policyholders’ account balances	0	795	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases, sales, issuances and settlements	0	596	(71)	0
Transfers into Level 3(2)	0	27	0	0
Transfers out of Level 3(2)	0	(224)	0	0

Fair Value, end of period	$21	$13,994	$(989)	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,056)	$(4)
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$550	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

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

Transfers—Transfers out of Level 3 for Fixed Maturities Available for Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

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

	As of June 30, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$11	$5,388	$0	$		$5,399
Currency	0	858	0			858
Credit	0	24	2			26
Currency/Interest Rate	0	372	0			372
Equity	0	270	82			352
Commodity	22	518	0			540
Netting(1)					(6,001)	(6,001)

Total derivative assets	$33	$7,430	$84		$(6,001)	$1,546

Derivative liabilities:
Interest Rate	$14	$4,014	$7	$		$4,035
Currency	2	974	0			976
Credit	0	115	0			115
Currency/Interest Rate	0	1,016	0			1,016
Equity	0	128	0			128
Commodity	0	371	0			371
Netting(1)					(5,723)	(5,723)

Total derivative liabilities	$16	$6,618	$7		$(5,723)	$918

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$17	$5,268	$0	$		$5,285
Currency	7	1,054	0			1,061
Credit	0	91	0			91
Currency/Interest Rate	0	544	0			544
Equity	1	392	126			519
Commodity	144	235	0			379
Netting(1)					(5,904)	(5,904)

Total derivative assets	$169	$7,584	$126		$(5,904)	$1,975

Derivative liabilities:
Interest Rate	$18	$4,038	$12	$		$4,068
Currency	0	1,108	0			1,108
Credit	0	116	0			116
Currency/Interest Rate	0	1,068	0			1,068
Equity	0	174	0			174
Commodity	0	314	0			314
Netting(1)					(5,712)	(5,712)

Total derivative liabilities	$18	$6,818	$12		$(5,712)	$1,136

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$92	$2	$(8)	$127	$0	$(12)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(6)	0	1	(40)	2	5
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Settlements	(4)	0	0	(5)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$82	$2	$(7)	$82	$2	$(7)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(6)	$0	$1	$(40)	$2	$5
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$181	$(4)	$(5)	$297	$(6)	$(2)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	87	0	2	18	1	(1)
Asset management fees and other income	0	0	0	0	0	0
Purchases, sales, issuances and settlements	(9)	(1)	0	(56)	0	0
Foreign currency translation	0	0	0	0	0	0
Other(1)	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$259	$(5)	$(3)	$259	$(5)	$(3)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$93	$(1)	$2	$24	$1	$(1)
Asset management fees and other income	$(6)	$0	$0	$(6)	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $1 million and $7 million of net losses being recorded for the three and six months ended June 30, 2011 on certain commercial mortgage loans, respectively. The carrying value of these loans as of June 30, 2011 was $186 million. Similar commercial mortgage loan reserve adjustments of $33 million and $44 million in net losses were recorded for the three and six months ended June 30, 2010, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $11 million and $14 million were recorded for the three and six months ended June 30, 2011, respectively, on real estate held for investment. The impairments are based on appraised value and were classified as Level 3 in the valuation hierarchy. Impairments of $1 million and $0 million were recorded for the three months ended June 30, 2011 and 2010, respectively, and $1 million and $4 million for the six months ended June 30, 2011 and 2010, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses. Impairments of $3 million and $4 million were recorded for the three and six months ended June 30, 2011, respectively, on mortgage servicing rights. These were based on internal models and classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and other long-term investments where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$(2)	$10	$(1)	$5
Other changes in fair value	$5	$5	$3	$3
Other long-term investments:
Changes in fair value	$0	$0	$4	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $3 million and $8 million for the three months ended June 30, 2011 and 2010, respectively, and $7 million and $14 million for the six months ended June 30, 2011 and 2010, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $266 million and $277 million, respectively, as of June 30, 2011, and $364 million and $393 million, respectively, as of December 31, 2010. As of June 30, 2011, loans that were in nonaccrual status had fair values of $71 million and aggregate contractual principal amounts of $79 million, respectively.

The fair value of other long-term investments was $261 million as of June 30, 2011 and $258 million as of December 31, 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,091	$5,342	$5,226	$5,477
Commercial mortgage and other loans(1)	33,528	35,194	31,831	33,129
Policy loans	11,372	13,452	10,667	12,781

Liabilities:
Policyholders’ account balances—investment contracts	$100,535	$101,290	$77,254	$78,757
Short-term and long-term debt	26,730	28,377	25,635	27,094
Debt of consolidated VIEs	382	260	382	265
Bank customer liabilities	1,705	1,729	1,754	1,775

(1)	Includes items carried at fair value under the fair value option.

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

Commercial Mortgage and Other Loans

The fair value of commercial mortgage loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for appropriate credit spread. The credit spreads, a significant component of the pricing input, are based on internally-developed methodology which takes into account, among other factors, credit quality of the loans, property type of the collateral, competitive pricing feedback and market indicators.

The fair value of certain commercial mortgage loans, for which a discounted cash flow model is not appropriate, is based on internally-developed values that incorporate various factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates, and credit risk.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the other loans, which include collateralized and uncollateralized loans, is primarily based upon the present value of the expected future cash flows discounted at the appropriate Japanese Government Bond rate or other observable inputs, such as local market swap rates and credit default swap spreads, adjusted for an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon, and the weighted average life of the loans.

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen LIBOR. For group corporate-, bank- and trust-owned life insurance contracts and group universal life contracts, the fair value of the policy loans is the amount due, excluding interest, as of the reporting date.

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

Interest Rate Contracts

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

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

Foreign Exchange Contracts

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

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investments operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 15 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Other Contracts

TBA’s. The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs can provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

Loan Commitments. In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 15 for a further discussion of these loan commitments.

Embedded Derivatives. The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

Synthetic Guarantees. The Company sells synthetic guaranteed investment contracts which are investment-only, fee-based stable value products, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives, recorded at fair value and classified as interest rate derivatives.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedge Relationships
Interest Rate	$5,434	$87	$(378)	$6,436	$109	$(428)
Currency	990	4	(17)	1,087	25	(6)
Currency/Interest Rate	4,029	83	(543)	3,521	83	(449)

Total Qualifying Hedge Relationships	$10,453	$174	$(938)	$11,044	$217	$(883)

Non-Qualifying Hedge Relationships
Interest Rate	$147,528	$3,900	$(2,205)	$124,700	$3,746	$(2,124)
Currency	16,651	183	(312)	10,645	219	(396)
Credit	3,375	25	(116)	3,004	91	(114)
Currency/Interest Rate	5,728	202	(403)	5,047	192	(381)
Equity	27,856	360	(129)	26,004	528	(175)

Total Non-Qualifying Hedge Relationships	$201,138	$4,670	$(3,165)	$169,400	$4,776	$(3,190)

Total Derivatives(1)	$211,591	$4,844	$(4,103)	$180,444	$4,993	$(4,073)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net asset of $192 million as of June 30, 2011 and a net liability of $70 million as of December 31, 2010, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(34)	$(112)	$(4)	$(125)
Net investment income	(30)	(38)	(60)	(81)
Interest expense-(increase)/decrease	2	3	4	6
Interest credited to policyholder account balances-(increase)/decrease	14	17	30	35
Currency
Realized investment gains (losses), net	(3)	60	(32)	93
Net investment income	(1)	(1)	(2)	(2)

Total fair value hedges	(52)	(71)	(64)	(74)

Cash flow hedges
Interest Rate
Interest expense-(increase)/decrease	(5)	(5)	(10)	(10)
Interest credited to policyholder account balances-(increase)/decrease	0	0	(1)	(1)
Accumulated other comprehensive income (loss)(1)	(3)	(14)	7	(21)
Currency/Interest Rate
Net investment income	(3)	(3)	(6)	(6)
Other income	0	(2)	3	(6)
Accumulated other comprehensive income (loss)(1)	(35)	160	(105)	228

Total cash flow hedges	(46)	136	(112)	184

Net investment hedges
Currency
Realized investment gains (losses), net	(9)	0	(9)	0
Accumulated other comprehensive income (loss)(1)	3	(35)	(6)	(29)
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(12)	(41)	26	(3)

Total net investment hedges	(18)	(76)	11	(32)

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	740	1,989	403	2,398
Currency	(150)	42	(168)	120
Currency/Interest Rate	(43)	121	(46)	207
Credit	(6)	(17)	(39)	(63)
Equity	(92)	769	(481)	479
Embedded Derivatives (Interest/Equity/Credit)	(140)	(1,122)	495	(795)

Total non-qualifying hedges	$309	$1,782	$164	$2,346

Total Derivative Impact	$193	$1,771	$(1)	$2,424

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and six months ended June 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2010	$(261)
Net deferred losses on cash flow hedges from January 1 to June 30, 2011	(112)
Amount reclassified into current period earnings	14

Balance, June 30, 2011	$(359)

Using June 30, 2011 values, it is anticipated that a pre-tax loss of approximately $33 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2012, offset by amounts pertaining to the hedged items. As of June 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” are $(54) million and $(73) million as of June 30, 2011 and December 31, 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives Written

The following tables set forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$795	$4	$0	$0	$795	$4
2	25	0	0	0	25	0

Subtotal	820	4	0	0	820	4
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$820	$4	$0	$0	$820	$4

	December 31, 2010
	Single Name		First to Default Basket		Total
NAIC Designation(1)	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$3	$0	$0	$295	$3
2	25	0	0	0	25	0

Subtotal	320	3	0	0	320	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$320	$3	$0	$0	$320	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

	June 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$40	$0
Utilities	0	0	0	0
Finance	500	2	0	0
Services	25	0	25	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0
Other(1)	190	2	190	3
First to Default Baskets(2)	0	0	0	0

Total Credit Derivatives	$820	$4	$320	$3

(1)	Includes the following industries: food/beverage, aerospace/defense, chemical and others.
(2)	Credit default baskets may include various industry categories.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of June 30, 2011 and December 31, 2010 was a liability of $30 million and $26 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $782 million and $754 million at June 30, 2011 and December 31, 2010, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2011 and December 31, 2010, the Company had $2.055 billion and $2.184 billion, respectively, of outstanding notional amounts reported at fair value as a liability of $65 million and an asset of less than $1 million, respectively.

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions are recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes.”

The following table sets forth the pre-tax income statement impact of derivatives used in a dealer or broker capacity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(in millions)
Interest Rate	$(2)	$(2)	$0	$(4)
Commodity	26	23	50	35
Currency	4	21	16	28
Equity	1	3	2	6

Total	$29	$45	$68	$65

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $552 million as of June 30, 2011. In the normal course of business the Company has posted collateral related to these instruments of $335 million as of June 30, 2011. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2011, the Company estimates that it would be required to post a maximum of $217 million of additional collateral to its certain counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of June 30, 2011
(in millions)
Total outstanding mortgage loan commitments	$2,883
Portion of commitment where prearrangement to sell to investor exists	$1,288

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to governmental sponsored entities as discussed below, after the Company funds the loan.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of June 30, 2011
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$6,000
Expected to be funded from separate accounts	$1,565
Portion of separate account commitments with recourse to Prudential Insurance	$913

(1)	Includes a remaining commitment of $450 million related to the Company’s agreement with the Fosun Group (Fosun) to create a private equity fund, to be managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. Some of the separate account commitments have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

Guarantees of Investee Debt

As of June 30, 2011
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,557
Amount of above guarantee that is limited to separate account assets	$2,487
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fifteen years. At June 30, 2011, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Guarantee of Retail Development Project Costs

Previously, the Company had provided a guarantee to a syndication of lenders in connection with a retail development project in Singapore that was 50% co-owned by the Company and an unconsolidated real estate fund managed by the Company. The principal provisions in the guarantee required that the loan-to-value ratio of the retail development project be maintained at a specified level. If that loan-to-value ratio was not maintained, the Company and its co-owner would be required to jointly and severally pay down the loan balance to obtain the required loan-to-value ratio. Other obligations under the guarantee included guaranteeing the interest-servicing on the loan on a proportionate basis and undertaking to complete the project and fund all development costs, including cost overruns. On October 20, 2010, the Company entered into a contract to sell the majority of its ownership interest in the project. During the first quarter of 2011, the loan was refinanced and, as a result, the Company’s obligations under the guarantee have expired. The sale was completed during the second quarter of 2011.

Indemnification of Securities Lending Transactions

As of June 30, 2011
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$13,169
Fair value of related collateral associated with above indemnifications	$13,408
Accrued liability associated with guarantee	$0

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

Credit Derivatives Written

As of June 30, 2011
(in millions)
Credit derivatives written—maximum amount at risk	$820
Asset associated with guarantee, carried at fair value	$4

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

Guarantees of Asset Values

As of June 30, 2011
(in millions)
Guaranteed value of third parties assets	$34,280
Fair value of collateral supporting these assets	$35,307
Liability associated with guarantee, carried at fair value	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of June 30, 2011
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$221
Fair value of properties and associated tax credits that secure the guarantee	$281
Accrued liability associated with guarantee	$0

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

Indemnification of Serviced Mortgage Loans

As of June 30, 2011
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,089
First-loss exposure portion of above	$355
Accrued liability associated with guarantees	$25

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,502 million of mortgages subject to these loss-sharing arrangements as of June 30, 2011, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2011, these mortgages had an average debt service coverage ratio of 1.71 times and an average loan-to-value ratio of 69%. The Company’s total share of losses related to indemnifications that were settled was $1 million and $2 million, for the six months ended June 30, 2011 and 2010, respectively.

Contingent Consideration

As of June 30, 2011
(in millions)
Maximum potential contingent consideration associated with acquisitions	$108

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two years. Any such payments would result in increases in intangible assets, such as goodwill.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Guarantees

As of June 30, 2011
(in millions)
Other guarantees where amount can be determined	$176
Accrued liability for other guarantees and indemnifications	$8

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company has received market conduct exam notices and additional inquiries from insurance regulators in states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits will result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which will impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Individual Life and Group Insurance

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In April 2011, a motion to dismiss the amended complaint was filed.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. The Company moved to dismiss the complaint. In April 2011, the Company withdrew its motion to dismiss the complaint. In May 2011, the Company filed a motion for judgment on the pleadings. In July 2011, the court denied the motion.

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

In April 2009, a purported nationwide class action, Schultz v. The Prudential Insurance Company of America, was filed in the United States District Court for the Northern District of Illinois. In January 2010, the court dismissed the complaint without prejudice. In February 2010, plaintiff sought leave to amend the complaint to add another plaintiff and to name the ERISA welfare plans in which they were participants individually and as representatives of a purported defendant class of ERISA welfare plans for which Prudential offset benefits. The proposed amended complaint alleged that Prudential Insurance and the welfare plans violated ERISA by offsetting family Social Security benefits against Prudential contract benefits and seeks a declaratory judgment that the offsets are unlawful as they are not “loss of time” benefits and recovery of the amounts by which the challenged offsets reduced the disability payments. In August 2010, the court denied leave to amend as to Prudential and plaintiffs subsequently filed a third amended complaint asserting claims on behalf of a purported nationwide class against a purported defendant class of ERISA welfare plans for which Prudential offset family Social Security benefits. The action, now captioned Schultz v. Aviall, Inc. Long Term Disability Plan, asserts the same ERISA violations. In December 2010, an action alleging substantially similar ERISA violations as in the Schultz action, Koehn v. Fireman’s Fund Insurance Company Long Term Disability Plan, was filed in the United

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

States District Court for the Northern District of California. The Koehn complaint, naming only the plan as defendant, asserts that the defendant plan’s long term disability benefits are insured by Prudential and that the terms of the plan were violated by offsetting family Social Security benefits against Prudential contract benefits. The Company has indemnified the defendant plans in both Schultz and Koehn. In March 2011, Koehn settled in principle. In April 2011, a final order approving the settlement was entered in Koehn. In April 2011, Schultz was dismissed and plaintiffs filed a motion to vacate the order dismissing their complaint and to reinstate their claims.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In June 2007, Prudential Financial and Prudential Insurance moved to dismiss the complaint. In November 2007, the court granted the motion, in part, and dismissed the commercial bribery and conspiracy to commit malpractice claims, and denied the motion with respect to other claims. In January 2008, plaintiffs filed a demand pursuant to New Jersey law stating that they were seeking damages in the amount of $6.5 billion. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 192 of the 235 plaintiffs. The amounts paid to the 192 plaintiffs were within existing reserves for this matter.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to sub-prime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement (approximately $8.4 million) cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”), a subsidiary of the Company, for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor) or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The declaratory judgment action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely claims against LBSF and LBHI in the Lehman Chapter 11 Cases for any amounts due under the swap agreements, depending on the results of the declaratory judgment action. In October 2009, LBSF and LBHI answered in the declaratory judgment action and asserted counterclaims that PGF breached the swap agreement, seeking a declaratory judgment that PGF had a perfected lien on only $178 million of the collateral that could be applied only to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations, as well as the return of collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI. LBSF and LBHI also asserted cross-claims against Lehman Switzerland seeking return of the collateral. In December 2009, PGF filed a motion for judgment on the pleadings to resolve the matter in its favor. In February 2010, LBSF and LBHI cross-moved for judgment on the pleadings. In March 2011, the matter settled in principle. Under the terms of the settlement, the Company made a payment in return for Lehman’s release of the demand for the return of collateral. In June 2011, the United States Bankruptcy Court for the Southern District of New York approved the dismissal of the adversary proceeding and the allowance of the $200 million unsecured claim in the LBHI bankruptcy. See “Segment Information” within Note 11 to the Unaudited Interim Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly-owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolved the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. The plan has been accepted and distribution of the Fair Fund is substantially complete. In addition, as part of the settlements, PEG agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures.

Corporate

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with sub-prime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage-backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. In June 2010, the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied the motion with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim and, in September 2010, defendants moved to dismiss the restated claim. In April 2011, the matter settled in principle. The settlement is subject to court approval.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2011 and December, 2010 (in millions)

	June 30, 2011			December 31, 2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$192,902	$45,185	$238,087	$149,806	$45,177	$194,983
Fixed maturities, held to maturity, at amortized cost	5,091	0	5,091	5,226	0	5,226
Trading account assets supporting insurance liabilities, at fair value	18,563	0	18,563	17,771	0	17,771
Other trading account assets, at fair value	3,616	163	3,779	4,069	156	4,225
Equity securities, available for sale, at fair value	6,022	3,649	9,671	4,148	3,593	7,741
Commercial mortgage and other loans	24,712	8,816	33,528	23,324	8,507	31,831
Policy loans	6,046	5,326	11,372	5,290	5,377	10,667
Other long-term investments	6,239	1,580	7,819	4,589	1,582	6,171
Short-term investments	6,497	1,102	7,599	4,133	1,164	5,297

Total investments	269,688	65,821	335,509	218,356	65,556	283,912
Cash and cash equivalents	13,234	675	13,909	12,447	468	12,915
Accrued investment income	2,111	626	2,737	1,734	643	2,377
Deferred policy acquisition costs	16,563	726	17,289	15,672	763	16,435
Other assets	20,655	386	21,041	16,161	278	16,439
Separate account assets	222,892	0	222,892	207,776	0	207,776

TOTAL ASSETS	$545,143	$68,234	$613,377	$472,146	$67,708	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$108,766	$51,475	$160,241	$82,242	$51,632	$133,874
Policyholders’ account balances	125,494	5,505	130,999	100,905	5,536	106,441
Policyholders’ dividends	323	3,720	4,043	226	3,152	3,378
Securities sold under agreements to repurchase	2,830	3,549	6,379	2,557	3,328	5,885
Cash collateral for loaned securities	2,415	754	3,169	1,614	557	2,171
Income taxes	6,939	(397)	6,542	6,736	(383)	6,353
Short-term debt	2,152	0	2,152	1,982	0	1,982
Long-term debt	22,828	1,750	24,578	21,903	1,750	23,653
Other liabilities	16,288	458	16,746	14,660	753	15,413
Separate account liabilities	222,892	0	222,892	207,776	0	207,776

Total liabilities	510,927	66,814	577,741	440,601	66,325	506,926

COMMITMENTS AND CONTINGENT LIABILITIES
EQUITY
Accumulated other comprehensive income (loss)	3,940	74	4,014	2,932	46	2,978
Other attributed equity	29,683	1,346	31,029	28,100	1,337	29,437

Total attributed equity	33,623	1,420	35,043	31,032	1,383	32,415

Noncontrolling interests	593	0	593	513	0	513

Total equity	34,216	1,420	35,636	31,545	1,383	32,928

TOTAL LIABILITIES AND EQUITY	$545,143	$68,234	$613,377	$472,146	$67,708	$539,854

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2011 and 2010 (in millions)

	Three Months Ended June 30,
	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,508	$771	$6,279	$3,808	$796	$4,604
Policy charges and fee income	1,005	0	1,005	859	0	859
Net investment income	2,525	802	3,327	2,106	806	2,912
Asset management fees and other income	1,152	16	1,168	831	(5)	826
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(392)	(237)	(629)	(383)	(131)	(514)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	263	213	476	260	115	375
Other realized investment gains (losses), net	382	239	621	1,488	437	1,925

Total realized investment gains (losses), net	253	215	468	1,365	421	1,786

Total revenues	10,443	1,804	12,247	8,969	2,018	10,987

BENEFITS AND EXPENSES
Policyholders’ benefits	5,120	915	6,035	3,966	921	4,887
Interest credited to policyholders’ account balances	1,156	35	1,191	1,196	35	1,231
Dividends to policyholders	42	692	734	27	491	518
Amortization of deferred policy acquisition costs	631	12	643	968	24	992
General and administrative expenses	2,331	141	2,472	1,710	143	1,853

Total benefits and expenses	9,280	1,795	11,075	7,867	1,614	9,481

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,163	9	1,172	1,102	404	1,506

Income tax expense	330	2	332	301	125	426

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	833	7	840	801	279	1,080
Equity in earnings of operating joint ventures, net of taxes	11	0	11	9	0	9

INCOME FROM CONTINUING OPERATIONS	844	7	851	810	279	1,089
Income from discontinued operations, net of taxes	16	0	16	15	0	15

NET INCOME	860	7	867	825	279	1,104
Less: Income attributable to noncontrolling interests	29	0	29	27	0	27

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$831	$7	$838	$798	$279	$1,077

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2011 and 2010 (in millions)

	Six Months Ended June 30,
	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$10,338	$1,462	$11,800	$7,339	$1,507	$8,846
Policy charges and fee income	1,953	0	1,953	1,675	0	1,675
Net investment income	4,833	1,612	6,445	4,178	1,606	5,784
Asset management fees and other income	1,785	32	1,817	1,752	2	1,754
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(729)	(475)	(1,204)	(1,141)	(622)	(1,763)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	521	426	947	802	568	1,370
Other realized investment gains (losses), net	381	294	675	1,819	749	2,568

Total realized investment gains (losses), net	173	245	418	1,480	695	2,175

Total revenues	19,082	3,351	22,433	16,424	3,810	20,234

BENEFITS AND EXPENSES
Policyholders’ benefits	9,739	1,729	11,468	7,369	1,761	9,130
Interest credited to policyholders’ account balances	1,945	69	2,014	2,396	70	2,466
Dividends to policyholders	73	1,209	1,282	53	982	1,035
Amortization of deferred policy acquisition	1,074	28	1,102	1,370	48	1,418
General and administrative expenses	4,411	280	4,691	3,384	286	3,670

Total benefits and expenses	17,242	3,315	20,557	14,572	3,147	17,719

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,840	36	1,876	1,852	663	2,515

Income tax expense	512	10	522	554	223	777

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,328	26	1,354	1,298	440	1,738
Equity in earnings of operating joint ventures, net of taxes	116	0	116	19	0	19

INCOME FROM CONTINUING OPERATIONS	1,444	26	1,470	1,317	440	1,757
Income from discontinued operations, net of taxes	30	0	30	18	0	18

NET INCOME	1,474	26	1,500	1,335	440	1,775
Less: Income attributable to noncontrolling interests	54	0	54	1	0	1

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,420	$26	$1,446	$1,334	$440	$1,774

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2011, compared with December 31, 2010, and its consolidated results of operations for the three and six months ended June 30, 2011 and 2010. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $883 billion of assets under management as of June 30, 2011, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or “Star”, AIG Edison Life Insurance Company, or “Edison”, and certain other AIG subsidiaries (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—International Insurance” for more information on this acquisition.

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. Our results include a pre-tax charge of $50 million and $69 million for the three and six months ended June 30, 2011, respectively, associated primarily with estimated claims from our operations in Japan arising from these events. We have not experienced and do not expect a significant impact to the valuation of our investments or our ability to operate our Japanese businesses as a result of these events.

On April 6, 2011, Prudential Financial entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of its subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. This sale was completed on July 1, 2011. As a result, we have reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. In addition, the remaining business activities that comprised our International Investments segment have been reclassified to the International Insurance segment. The reclassification of the remaining international investment business activities to the International Insurance segment had no impact on total adjusted operating income or net income of the Financial Services Businesses or the Closed Block Business.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of June 30, 2011, no shares were repurchased under the program. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, Prudential Financial, as a savings and loan holding company, became subject to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”), effective as of July 21, 2011. We have been advised that the Federal Reserve Bank of Boston has been designated as the Responsible Reserve Bank for Prudential Financial and will be accountable for all aspects of supervision of the Company for which the FRB has supervisory oversight responsibility. See “Business—Regulation” in our 2010 Annual Report on Form 10-K for information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of regulation by the FRB.

Our financial condition and results of operations as of, and for the six months ended, June 30, 2011 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and six months ended June 30, 2011 was $831 million and $1,420 million, respectively.

•

Pre-tax net realized investment losses and related charges and adjustments of the Financial Services Businesses for the three and six months ended June 30, 2011 were $11 million and $371 million, respectively. Net losses for the three months ended June 30, 2011 primarily reflect other-than-temporary impairments of fixed maturity and equity securities, partially offset by net increases in the market value of derivatives used to manage investment portfolio duration and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts. Net losses for the six months ended June 30, 2011 primarily reflect other-than-temporary impairments of fixed maturity and equity securities and the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure, partially offset by net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $7.037 billion as of June 30, 2011, compared to net unrealized gains of $5.726 billion as of December 31, 2010. Gross unrealized gains increased from $8.826 billion as of December 31, 2010 to $10.130 billion as of June 30, 2011 and gross unrealized losses decreased from $3.100 billion to $3.093 billion for the same period primarily due to a decrease in risk-free rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $2.055 billion as of June 30, 2011, compared to net unrealized gains of $1.671 billion as of December 31, 2010.

•

Individual Annuity total account values reached a record high of $116.0 billion as of June 30, 2011. Gross sales in the first six months of 2011 were $11.4 billion compared to $10.2 billion in the corresponding prior year period, and net sales in the first six months of 2011 were $7.4 billion compared to $6.7 billion in the corresponding prior year period.

•

Full Service Retirement account values reached a record high of $146.6 billion as of June 30, 2011. Institutional Investment Products Retirement account values also reached a record high of $74.1 billion as of June 30, 2011.

•

Asset Management total institutional and retail net flows were $4.8 billion in the second quarter of 2011, contributing to a record high $583.5 billion in the segment’s assets under management as of June 30, 2011.

•

International Insurance constant dollar basis annualized new business premiums were a record high of $737 million in the second quarter of 2011, including $193 million from the acquired Star and Edison Businesses, compared to $419 million in the prior year quarter. International Insurance constant dollar basis annualized new business premiums were $1,370 million for the first six months of 2011, including $278 million from the acquired Star and Edison Businesses, compared to $825 million in the prior year period.

•

Individual Life annualized new business premiums were $68 million in the second quarter of 2011 and $133 million for the first six months of 2011, compared to $61 million in the second quarter of 2010 and $129 million for the first six months of 2010.

•

Group Insurance annualized new business premiums were $52 million in the second quarter of 2011 and $552 million for the first six months of 2011, compared to $42 million in the second quarter of 2010 and $388 million for the first six months of 2010.

•	As of June 30, 2011, Prudential Financial, the parent holding company, had cash and short-term investments of $5.276 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2011 and 2010 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$221	$(131)	$513	$113
Retirement	173	137	345	306
Asset Management	227	124	381	207

Total U.S. Retirement Solutions and Investment Management Division	621	130	1,239	626

Individual Life	130	88	226	179
Group Insurance	49	32	89	85

Total U.S. Individual Life and Group Insurance Division	179	120	315	264

International Insurance	590	466	1,262	957

Total International Insurance Division	590	466	1,262	957

Corporate and Other	(231)	(180)	(503)	(390)

Adjusted operating income before income taxes for the Financial Services Businesses	1,159	536	2,313	1,457
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	158	1,252	(198)	1,319
Charges related to realized investment gains (losses), net	(169)	(632)	(173)	(759)
Investment gains on trading account assets supporting insurance liabilities, net	177	79	160	331
Change in experience-rated contractholder liabilities due to asset value changes	(178)	(144)	(144)	(464)
Divested businesses	(2)	(7)	(3)	(14)
Equity in earnings of operating joint ventures	18	18	(115)	(18)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,163	1,102	1,840	1,852
Income from continuing operations before income taxes for Closed Block Business	9	404	36	663

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,172	$1,506	$1,876	$2,515

Results for the three and six months ended June 30, 2011 presented above reflect the following:

•

Individual Annuities segment results for the second quarter and first six months of 2011 increased in comparison to the prior year periods, reflecting favorable variances from adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to the amortization of deferred policy acquisition and other costs in relation to the prior year periods, primarily driven by unfavorable market performance in the first half of 2010. Higher fee income resulting from the impact of market appreciation and positive net flows on variable annuity account values also contributed to the increases compared to the prior year periods.

•

Retirement segment results for the second quarter and first six months of 2011 increased in comparison to the prior year periods driven by higher fees due to an increase in average full service fee-based retirement account values resulting primarily from market appreciation and higher fee-based investment-only stable value account values in our institutional investment products business resulting primarily from net additions. Improved net investment spread results also contributed to the increase compared to the prior year periods.

•

Asset Management segment results improved in both the second quarter and first six months of 2011, in comparison to the prior year periods, primarily reflecting improved results from the segment’s proprietary investing activities due to a gain on a partial sale of our investment in a real estate seed investment, increased asset management fees, and improved results from the segment’s commercial mortgage activities.

•

Individual Life segment results for the second quarter and first six months of 2011 increased in comparison to the prior year periods primarily driven by lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting the impact of unfavorable equity markets on separate account fund performance in the prior year periods, as well as more favorable mortality experience in 2011.

•

Group Insurance segment results increased in both the second quarter of 2011 and the first six months of 2011, compared to the prior year periods. Results in both periods primarily reflect more favorable underwriting results in our group life business, partially offset by less favorable claims experience in our group disability business.

•

International Insurance segment results for the second quarter of 2011 increased in comparison to the second quarter of 2010. Results from the segment’s Life Planner operations increased in comparison to the second quarter of 2010 reflecting the continued growth of our Japanese Life Planner operation, more favorable mortality experience and a $6 million benefit primarily resulting from a decrease in estimated claims associated with the March 2011 earthquake and tsunami in Japan. Results from the segment’s Gibraltar Life and Other operations included $113 million of earnings from the acquired Star and Edison Businesses, excluding estimated claims resulting from the March 2011 earthquake and tsunami. This benefit was partially offset by $29 million of Star and Edison integration-related expenses and $56 million of charges primarily resulting from estimated claims associated with the earthquake and tsunami in Japan. The remainder of the improvements in results compared to the prior year quarter came primarily from a greater contribution from investment results, reflecting business growth including higher earnings from our fixed annuities business. International Insurance segment results for the first six months of 2011 increased in comparison to the first six months of 2010. Results from the segment’s Life Planner operations increased in the 2011 period, reflecting the continued growth of our Japanese Life Planner operations and more favorable mortality experience, partially offset by a charge of $13 million primarily associated with estimated claims resulting from the March 2011 earthquake and tsunami. Results from the segment’s Gibraltar Life and Other operations included a pre-tax gain of $153 million related to shares sold by a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd., and $147 million of earnings from the acquired Star and Edison Businesses, excluding estimated claims resulting from the March 2011 earthquake and tsunami. These benefits were partially offset by $76 million of Star and Edison acquisition- and integration-related expenses and $56 million of charges primarily resulting from estimated claims associated with the earthquake and tsunami in Japan. The remainder of the improvements in results compared to the prior year quarter came primarily from a greater contribution from investment results, reflecting business growth including higher earnings from our fixed annuities business.

•

Corporate and Other operations resulted in an increased loss for both the second quarter and first six months of 2011 compared to the prior year periods primarily due to a higher level of expenses in other corporate activities and increased interest expense on capital debt, primarily reflecting financing of the acquisition of the Star and Edison Businesses, offset by improved investment results.

•

Pre-tax net realized investment losses and related charges and adjustments of the Financial Services Businesses for the second quarter and first six months of 2011 were $11 million and $371 million, respectively. Net losses for the second quarter of 2011 primarily reflect other-than-temporary impairments of fixed maturity and equity securities, partially offset by net increases in the market value of derivatives used to manage investment portfolio duration and net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts. Net losses for the first six months of 2011 primarily reflect other-than-temporary impairments of fixed maturity and equity securities and the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure, partially offset by net gains related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $395 million in the second quarter of 2011 compared to the second quarter of 2010, and decreased $627 million for the first six months of 2011 compared to the first six months of 2010, primarily reflecting lower net realized investment gains in both periods. In addition, the policyholder dividend obligation expense increased by $206 million in the second quarter of 2011 and $236 million in the first six months of 2011, compared to no policyholder dividend obligation expense in the prior year periods as actual cumulative earnings were below expected cumulative earnings.

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

Future Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly issued accounting pronouncements, including new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Financial Services Businesses by segment:
Individual Annuities	$376	$292	$643	$541
Retirement	227	327	336	577
Asset Management	259	168	420	235

Total U.S. Retirement Solutions and Investment Management Division	862	787	1,399	1,353

Individual Life	102	7	224	77
Group Insurance	59	65	93	123

Total U.S. Individual Life and Group Insurance Division	161	72	317	200

International Insurance	398	493	607	701

Total International Insurance Division	398	493	607	701

Corporate and Other	(258)	(250)	(483)	(402)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,163	1,102	1,840	1,852
Income tax expense	330	301	512	554

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	833	801	1,328	1,298
Equity in earnings of operating joint ventures, net of taxes	11	9	116	19

Income from continuing operations for Financial Services Businesses	844	810	1,444	1,317
Income from discontinued operations, net of taxes	16	15	30	18

Net income – Financial Services Businesses	860	825	1,474	1,335
Less: Income attributable to noncontrolling interests	29	27	54	1

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$831	$798	$1,420	$1,334

Basic income from continuing operations attributable to Prudential Financial, Inc. per share – Common Stock	$1.67	$1.69	$2.86	$2.84
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share – Common Stock	$1.65	$1.66	$2.83	$2.81
Basic net income attributable to Prudential Financial, Inc. per share – Common Stock	$1.70	$1.72	$2.92	$2.88
Diluted net income attributable to Prudential Financial, Inc. per share – Common Stock	$1.68	$1.70	$2.89	$2.85

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$9	$404	$36	$663
Income tax expense	2	125	10	223

Income from continuing operations for Closed Block Business	7	279	26	440
Income from discontinued operations, net of taxes	0	0	0	0

Net income – Closed Block Business	7	279	26	440
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$7	$279	$26	$440

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share – Class B Stock	$(0.50)	$134.50	$4.50	$210.00
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share – Class B Stock	$(0.50)	$134.50	$4.50	$210.00

Consolidated:

Net income attributable to Prudential Financial, Inc.	$838	$1,077	$1,446	$1,774

Results of Operations – Financial Services Businesses

2011 to 2010 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $34 million, from $810 million in the second quarter of 2010 to $844 million in the second quarter of 2011. Results in the second quarter of 2011 reflect a favorable variance in the adjustments to the deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. In addition, the second quarter of 2011 includes a net increase in premiums and policy charges and fee income reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations.

Partially offsetting these items are lower net pre-tax gains associated with our general account portfolio and hedging programs reflecting the impact of financial market conditions in each period and lower gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changing interest rates. In addition, an unfavorable variance resulted in the market value adjustments of embedded derivatives and related hedge positions associated with certain variable annuities. Policyholder’s benefits, including changes in reserves increased in our International Insurance operations in line with increases in premiums and policy charges and fee income, as discussed above.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended June 30, 2011 of $1.65 per share of Common Stock decreased from $1.66 per share of Common Stock for the three months ended June 30, 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $8 million for the three months ended June 30, 2011, compared to $10 million for the three months ended June 30, 2010. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2011 to 2010 Six Month Comparison. Income from continuing operations for the Financial Services Businesses increased $127 million, from $1,317 million in the first six months of 2010 to $1,444 million in the first six months of 2011. Results in the first six months of 2011 include a $153 million pre-tax gain on the sale of a portion of our indirect interest in China Pacific Insurance (Group) Co., Ltd. In addition, the first six months of 2011 reflects a favorable variance in the adjustments to the deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. Also, the first six months of 2011 includes a net increase in premiums and policy charges and fee income reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations.

Partially offsetting these items are lower net pre-tax gains associated with our general account portfolio and hedging programs reflecting the impact of financial market conditions in each period, the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposures and lower gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changing interest rates. In addition, an unfavorable variance resulted in the market value adjustments of embedded derivatives and related hedge positions associated with certain variable annuities. Policyholder’s benefits, including changes in reserves increased in our International Insurance operations in line with increases in premiums and policy charges and fee income, as discussed above.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the six months ended June 30, 2011 of $2.83 per share of Common Stock increased from $2.81 per share of Common Stock for the six months ended June 30, 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $17 million for the six months ended June 30, 2011, compared to $20 million for the six months ended June 30, 2010.

Results of Operations – Closed Block Business

2011 to 2010 Three Month Comparison. Income from continuing operations for the Closed Block Business for the three months ended June 30, 2011, was $7 million, or ($0.50) per share of Class B Stock, compared to $279 million, or $134.50 per share of Class B Stock, for the three months ended June 30, 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $8 million for the three months ended June 30, 2011, compared to $10 million for the three months ended June 30, 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2011 to 2010 Six Month Comparison. Income from continuing operations for the Closed Block Business for the six months ended June 30, 2011, was $26 million, or $4.50 per share of Class B Stock, compared to $440 million, or $210.00 per share of Class B Stock, for the six months ended June 30, 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $17 million for the six months ended June 30, 2011, compared to $20 million for the six months ended June 30, 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$933	$768	$1,831	$1,527
Benefits and expenses	712	899	1,318	1,414

Adjusted operating income	221	(131)	513	113
Realized investment gains (losses), net, and related adjustments(1)	320	1,058	303	1,196
Related charges(2)	(165)	(635)	(173)	(768)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$376	$292	$643	$541

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $352 million, from a loss of $131 million in the second quarter of 2010 to income of $221 million in the second quarter of 2011. The increase in adjusted operating income was primarily driven by a $248 million lower charge related to adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products and to amortization of deferred policy acquisition costs (“DAC”) and other costs. These adjustments primarily reflect updates to the estimated profitability of the business resulting from market performance and current period experience, and are discussed in more detail below. Also contributing to the increase in adjusted operating income was higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to net market appreciation and positive net flows over the past twelve months. See “—Account Values” below for a further discussion of our account values and sales. Partially offsetting these increases in adjusted operating income were higher general and administrative expenses, net of capitalization, reflecting business growth.

As shown in the following table, adjusted operating income for the second quarter of 2011 included $36 million of charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs, compared to $284 million of charges included in the second quarter of 2010.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(17)	$(16)	$(33)	$(88)	$(172)	$(260)
Quarterly adjustment for current period experience and other updates(3)	1	(4)	(3)	0	(24)	(24)

Total	$(16)	$(20)	$(36)	$(88)	$(196)	$(284)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $33 million and $260 million of charges in the second quarters of 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	Second Quarter 2011	Second Quarter 2010
Actual rate of return	0.8%	(5.2)%
Expected rate of return	1.7%	1.9%

Lower than expected returns in the second quarter of 2011 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Lower than expected returns in the second quarter of 2010 had similar, more significant impacts resulting from a greater variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.1% per annum as of June 30, 2011, or approximately 1.8% per quarter.

For some contract groups, the near-term future projected annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.7% as of June 30, 2011. Included in the near-term blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% maximum annual rate of return on equity investments. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned near-term future projected four year return of 7.1% per annum, but less than the near-term blended maximum future rate of return of 9.7%, may still result in increases in the amortization of DAC and other costs, and the costs relating to the reserves for the GMDB and GMIB features of our variable annuity products.

The $3 million and $24 million of charges in the second quarters of 2011 and 2010, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustment for reserves related to the GMDB and GMIB features of our variable annuity products in the second quarter of 2011 primarily reflects a reserve increase driven by lower than expected lapses. The experience true-up adjustment for reserves related to the GMDB and GMIB features of our variable annuity products in the second quarter of 2010 primarily reflects a reserve increase driven by lower than expected lapses, higher than expected actual contract guarantee claim costs and a reserve adjustment related to certain contracts with GMIB features.

2011 to 2010 Six Month Comparison. Adjusted operating income increased $400 million, from $113 million in the first six months of 2010 to $513 million in the first six months of 2011. The increase in adjusted operating income was primarily from higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to net market appreciation and positive net flows. See “—Account Values” below for a further discussion of our account values and sales. Also contributing to the increase in adjusted operating income was a $233 million benefit related to adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs. These adjustments primarily reflect updates to the estimated profitability of the business resulting from market performance and current period experience, and are discussed in more detail below. Partially offsetting the increase in adjusting operating income were higher general and administrative expenses, net of capitalization, reflecting business growth and the impact of a $25 million benefit in 2010 from refinements based on a review and settlement of reinsurance contracts related to acquired business.

As shown in the following table, adjusted operating income for the six months ended June 30, 2011 included $23 million of benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs, compared to $210 million of charges for the six months ended June 30, 2010.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$1	$16	$17	$(74)	$(143)	$(217)
Quarterly adjustment for current period experience and other updates(3)	2	4	6	7	0	7

Total	$3	$20	$23	$(67)	$(143)	$(210)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $17 million benefit and $217 million charge for the first six months of 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011		2010
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	3.7%	0.8%	3.4%	(5.2)%
Expected rate of return	1.7%	1.7%	2.0%	1.9%

Overall higher than expected returns in the first six months of 2011 increased our estimates of total gross profits used as a basis for amortizing DAC and other costs and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall lower than expected returns in the first six months of 2010 had an opposite impact, resulting in a decrease to our estimates of total gross profits used as a basis for amortizing DAC and other costs and an increase to our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $165 million, from $768 million in the second quarter of 2010 to $933 million in the second quarter of 2011. Policy charges and fees and asset management fees and other income increased $196 million driven by higher average variable annuity account values invested in separate accounts due to net market appreciation, positive net flows, and net transfers of balances from the general account to the separate accounts over the past twelve months. Partially offsetting the increase in revenues was a decrease in net investment income of $19 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts primarily driven by an automatic rebalancing element in some of our optional living benefit features.

2011 to 2010 Six Month Comparison. Revenues increased $304 million, from $1,527 million in the first six months of 2010 to $1,831 million in the first six months of 2011. Policy charges and fees and asset management fees and other income increased $356 million driven by higher average variable annuity account values invested in separate accounts due to net market appreciation, positive net flows, and net transfers of balances from the general account to the separate accounts. Partially offsetting the increase in revenues was a decrease in net investment income of $42 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts primarily driven by an automatic rebalancing element in some of our optional living benefit features.

See “—Account Values” below for a further discussion of our account values and sales, and “—Variable Annuity Net Amount at Risk” below for a further discussion of the automatic rebalancing element in some of our optional living benefit features.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $187 million, from $899 million in the second quarter of 2010 to $712 million in the second quarter of 2011. Absent the net $248 million decrease related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $61 million. Excluding these adjustments, general and administrative expenses, net of capitalization, increased $64 million primarily driven by higher distribution and asset management costs, reflecting business and account value growth. Also excluding the adjustments noted above, the amortization of DAC increased $26 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $13 million driven by higher intercompany borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $29 million primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits.

2011 to 2010 Six Month Comparison. Benefits and expenses decreased $96 million, from $1,414 million in the first six months of 2010 to $1,318 million in the first six months of 2011. Absent the net $233 million decrease related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $137 million. Excluding these adjustments, general and administrative expenses, net of capitalization, increased $119 million primarily driven by higher distribution and asset management costs, reflecting business and account value growth. Also excluding the adjustments noted above, the amortization of DAC increased $49 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $25 million driven by higher intercompany borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $51 million primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Variable Annuities(1):
Beginning total account value	$109,969	$85,379	$102,348	$80,519
Sales	4,531	5,308	11,346	10,175
Surrenders and withdrawals	(1,933)	(1,714)	(3,900)	(3,384)

Net sales	2,598	3,594	7,446	6,791
Benefit payments	(290)	(203)	(544)	(469)

Net flows	2,308	3,391	6,902	6,322
Change in market value, interest credited and other activity(2)	493	(4,784)	4,045	(2,496)
Policy charges	(568)	(393)	(1,093)	(752)

Ending total account value(3)	$112,202	$83,593	$112,202	$83,593

Fixed Annuities:
Beginning total account value	$3,841	$3,739	$3,837	$3,452
Sales	20	32	38	62
Surrenders and withdrawals	(45)	(78)	(93)	(126)

Net redemptions	(25)	(46)	(55)	(64)
Benefit payments	(65)	(80)	(132)	(137)

Net flows	(90)	(126)	(187)	(201)
Interest credited and other activity(2)	74	153	176	516
Policy charges	0	0	(1)	(1)

Ending total account value	$3,825	$3,766	$3,825	$3,766

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $267 million for the six months ended June 30, 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of June 30, 2011, variable annuity account values are invested in equity funds ($63 billion or 56%), bond funds ($32 billion or 29%), market value adjusted or fixed-rate accounts ($8 billion or 7%) and other ($9 billion or 8%).

2011 to 2010 Three Month Comparison. Total account values for variable and fixed annuities amounted to $116.0 billion as of June 30, 2011, representing an increase of $2.2 billion from March 31, 2011 and an increase of $28.7 billion from June 30, 2010. The increases in total account values were driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable investment performance. Individual variable annuity gross sales reflect our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value, as well as the further expansion of our distribution networks. Although we have implemented product modifications in 2011 and gross sales of our variable annuities have declined compared to the prior year quarter, we believe that our current product offerings remain competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include the automatic rebalancing element described below. The increase in variable annuity surrenders and withdrawals reflects the overall impact of higher account values in the current period.

2011 to 2010 Six Month Comparison. Total account values for variable and fixed annuities amounted to $116.0 billion as of June 30, 2011, representing an increase of $9.8 billion from December 31, 2010 and an increase of $28.7 billion from June 30, 2010. The increases in total account values were driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable equity markets. Individual variable annuity gross sales reflect our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value, as well as the further expansion of our distribution networks. The increase in variable annuity surrenders and withdrawals reflects the overall impact of higher account values in the current period.

Variable Annuity Net Amount at Risk

The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Changes in the global financial markets can create volatility in the net amounts at risk embedded in our variable annuity products with riders that include optional living benefit and GMDB features. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with these products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, all offerings of optional living benefit features associated with currently-sold variable annuity products include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	June 30, 2011		December 31, 2010		June 30, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$68,273	$1,438	$57,336	$1,217	$42,166	$2,200
No automatic rebalancing element	17,219	1,622	17,735	1,825	16,068	3,384

Total variable annuity account values with living benefit features	$85,492	$3,060	$75,071	$3,042	$58,234	$5,584

	(% of total)
Automatic rebalancing element	80%	47%	76%	40%	72%	39%
No automatic rebalancing element	20	53	24	60	28	61

Total variable annuity account values with living benefit features	100%	100%	100%	100%	100%	100%

(1)	As of June 30, 2011, December 31, 2010 and June 30, 2010 asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 9% or $6.4 billion of the $68.3 billion total account value, 12% or $6.7 billion of the $57.3 billion total account value and 26% or $10.8 billion of the $42.1 billion total account value, respectively.

The increase in account values that included an automatic rebalancing element as of June 30, 2011 compared to prior periods reflects sales of our latest product offerings which include this feature, as well as the impact on account values of favorable equity markets since the prior periods. Favorable market conditions over the past twelve months drove a decline in the net amount at risk compared to June 30, 2010, while market volatility during the second quarter of 2011 resulted in a slight increase in the net amount at risk compared to December 31, 2010.

Our GMDBs guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. Certain of these account values are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. An additional $23.4 billion, $23.9 billion, and $22.3 billion of variable annuity account values, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	June 30, 2011		December 31, 2010		June 30, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$68,273	$591	$57,336	$592	$42,166	$1,342
No automatic rebalancing element	40,666	4,285	41,693	4,867	38,355	8,552

Total variable annuity account values with death benefit features	$108,939	4,876	$99,029	$5,459	$80,521	$9,894

	(% of total)
Automatic rebalancing element	63%	12%	58%	11%	52%	14%
No automatic rebalancing element	37	88	42	89	48	86

Total variable annuity account values with death benefit features	100%	100%	100%	100%	100%	100%

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market’s perception of our own non-performance risk (“NPR”), with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings. In addition, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported through Corporate and Other operations.

The net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges.” The following table shows the net impact of changes in the embedded derivative liabilities, as defined by GAAP, and hedge positions, as well as the related amortization of DAC and other costs, for the three and six months ended June 30, 2011 and 2010 for the Individual Annuities segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Change in the fair value of the embedded derivatives(1)	$(484)	$(2,083)	$237	$(1,853)
Change in fair value of hedge positions	338	2,031	(229)	1,917
Less: Gain/(loss) reported in Corporate and Other operations(2)	(86)	0	(31)	0

Subtotal	(60)	(52)	39	64

Decrease in the embedded derivative liabilities resulting from the impact of NPR(3)(4)	341	1,012	216	1,064

Net benefit from the mark-to-market of embedded derivatives and related hedge positions(5)	$281	$960	$255	$1,128

Related benefit/(charge) to amortization of DAC and other costs(6)	$(136)	$(598)	$(116)	$(696)

Net benefit from the mark-to-market of embedded derivatives and related hedge positions, after the impact of DAC and other costs	$145	$362	$139	$432

(1)	Represents the change in the fair value of the embedded derivatives as defined by GAAP, excluding the change in the fair value of the embedded derivative liabilities resulting from the impact of NPR. Positive amount represents income; negative amount represents a loss.
(2)	Represents the impact from temporarily hedging to an amount that differs from our hedge target definition.
(3)	As of June 30, 2011, the fair value of the embedded derivatives in a liability position were $1,618 million, before the impact of NPR. The cumulative adjustment for NPR resulted in a $939 million decrease to these embedded derivative liabilities as of June 30, 2011.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position.
(5)	Net benefit from the mark-to-market of embedded derivatives and related hedge positions are excluded from adjusted operating income and included in operating results in “Realized investment gains (losses), net, and related adjustments.”
(6)	Related benefit/(charge) to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

2011 to 2010 Three Month Comparison. The net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment was a benefit of $281 million and $960 million for the second quarters of 2011 and 2010, respectively, partially offset by an increase of $136 million and $598 million, respectively, in the amortization of DAC and other costs resulting from the corresponding impact to current period gross profits. Excluding the impact of NPR in the valuation of the embedded derivatives, which is discussed below, and excluding the related amortization of DAC and other costs, the hedging activities resulted in a $60 million and $52 million net charge in the second quarters of 2011 and

2010, respectively, for the Individual Annuities segment. The $60 million net charge in the second quarter of 2011 is comprised of an $82 million charge attributable to the risk margins that are included in the valuation of the embedded derivatives as defined by GAAP which we choose not to hedge, partially offset by a $22 million benefit driven by basis risk. The $52 million net charge in the second quarter of 2010 is primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy.

As shown in the table above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the second quarters of both 2011 and 2010 also include an adjustment to the embedded derivative liabilities to reflect NPR. This adjustment was a benefit of $341 million and $1,102 million for the second quarters of 2011 and 2010, respectively, driven by widening NPR spreads and a higher base of embedded derivative liabilities in both periods.

2011 to 2010 Six Month Comparison. The net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment was a benefit of $255 million and $1,128 million for the first six months of 2011 and 2010, respectively, partially offset by an increase of $116 million and $696 million, respectively, in the amortization of DAC and other costs resulting from the corresponding impact to current period gross profits. Excluding the impact of NPR in the valuation of the embedded derivatives, which is discussed below, and excluding the related amortization of DAC and other costs, the hedging activities resulted in a $39 million and $64 million net benefit in the first six months of 2011 and 2010, respectively, for the Individual Annuities segment. The $39 million net benefit in the first six months of 2011 is comprised of an $83 million benefit attributable to the risk margins that are included in the valuation of the embedded derivative as defined by GAAP which we choose not to hedge, partially offset by a $44 million charge driven by basis risk. The $64 million benefit in the first six months of 2010 is primarily driven by differences in the actual performance of the underlying separate account funds relative to the performance of the market indices we utilize as a basis for developing our hedging strategy.

As shown in the table above, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the first six months of both 2011 and 2010 also include an adjustment to the embedded derivative liabilities to reflect NPR. This adjustment was a benefit of $216 million and $1,064 million for the first six months of 2011 and 2010, respectively, driven by widening NPR spreads and a higher base of embedded derivative liabilities in both periods.

For additional information regarding the methodologies used in determining the fair value of the embedded derivatives associated with our living benefit features as defined by GAAP, and for calculating the impact of NPR, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

Capital hedge program

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of that program are reported within Corporate and Other operations. Consequently, see “—Corporate and Other” for a discussion of the results of the current program. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion of the capital hedge program. The results of the Individual

Annuities segment for the three and six months ended June 30, 2010 included $55 million and $1 million, respectively, of mark-to-market gains on these capital hedges driven by unfavorable market conditions during the second quarter of 2010 which resulted in a decrease in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. We continue to assess the composition of the hedging program on an ongoing basis.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$1,248	$1,370	$2,454	$2,499
Benefits and expenses	1,075	1,233	2,109	2,193

Adjusted operating income	173	137	345	306
Realized investment gains (losses), net, and related adjustments(1)	56	257	(19)	410
Related charges(2)	(1)	(2)	(6)	(6)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	191	186	187	382
Change in experience-rated contractholder liabilities due to asset value changes(4)	(192)	(251)	(171)	(515)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$227	$327	$336	$577

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $36 million, from $137 million in the second quarter of 2010 to $173 million in the second quarter of 2011, primarily reflecting higher fee income and improved net investment spread results. Higher fee income was driven by an increase in average full service fee-based retirement account values primarily from market appreciation and higher fee-based investment-only stable value account values in our institutional investment products business primarily resulting from net additions.

Improved net investment spread results were driven by lower crediting rates and higher general account stable value account values in our full service business, partially offset by lower income from equity method investments due to lower mark-to-market gains and decreased net settlements on interest rate swaps in our institutional investment products business. Lower crediting rates on general account liabilities in our full service business resulted from rate resets in the first quarter of 2011. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Higher net investment spread results from the impact of increases in balances in our full service general account stable value products and net additions in our structured settlement product were partially offset by lower balances from guaranteed investment product scheduled withdrawals in our institutional investment products business. For further discussion of our sales, see “—Sales Results and Account Values.” The decreased net settlements on floating rate to fixed rate interest rate swaps used to manage the duration of the investment portfolio resulted primarily from lower notional amounts of these swaps, which have decreased as we continue to manage the duration gap between our assets and liabilities.

2011 to 2010 Six Month Comparison. Adjusted operating income increased $39 million, from $306 million in the first six months of 2010 to $345 million in the first six months of 2011, primarily reflecting higher fee income and improved net investment spread results, partially offset by an increase in general and administrative expenses, net of capitalization, driven by higher costs related to legal matters and strategic initiatives. Higher fee income was driven by an increase in average full service fee-based retirement account values primarily from market appreciation and higher fee-based investment-only stable value account values in our institutional investment products business primarily resulting from net additions.

Improved net investment spread results were driven by lower crediting rates and higher general account stable value account values in our full service business, partially offset by lower fixed income reinvestment rates and decreased net settlements on interest rate swaps in our institutional investment products business. Lower crediting rates on general account liabilities in our full service business resulted from rate resets in the first quarter of 2011. Our ability to maintain current net spreads in our full service business in future periods is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing, and the minimum guaranteed crediting rates on our general account stable value products. Higher net investment spread results from the impact of increases in balances in our full service general account stable value products and net additions in our structured settlement product were partially offset by lower balances from guaranteed investment product scheduled withdrawals in our institutional investment products business. For further discussion of our sales, see “—Sales Results and Account Values.” The decreased net settlements on floating rate to fixed rate interest rate swaps used to manage the duration of the investment portfolio resulted primarily from lower notional amounts of these swaps, which have decreased as we continue to manage the duration gap between our assets and liabilities.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $122 million, from $1,370 million in the second quarter of 2010 to $1,248 million in the second quarter of 2011. Premiums decreased $135 million, driven by lower life-contingent structured settlement and single premium annuity sales partially offset by premiums from a non-participating group annuity separate account product introduced in the second quarter of 2011. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Policy charges and fee income and asset management fees and other income increased $13 million, primarily driven by an increase in asset-based fees due to an increase in average full service fee-based retirement account values and an increase in fee-based investment-only stable value account values in our institutional investment products business, partially offset by decreased income from net settlements on interest rate swaps, as discussed above.

2011 to 2010 Six Month Comparison. Revenues decreased $45 million, from $2,499 million in the first six months of 2010 to $2,454 million in the first six months of 2011. Premiums decreased $72 million, driven by lower life-contingent structured settlement sales partially offset by higher sales of non-participating group annuity separate accounts. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income increased $8 million primarily reflecting a larger base of invested assets from increases in balances in our full service general account stable value products and net additions in our structured settlement product, partially offset by the impact of scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business and lower portfolio yields. Policy charges and fee income and asset management fees and other income increased $19 million, primarily driven by an increase in asset-based fees due to an increase in average full service fee-based retirement account values and an increase in fee-based investment-only stable value account values in our institutional investment products business, partially offset by decreased income from net settlements on interest rate swaps, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $158 million, from $1,233 million in the second quarter of 2010 to $1,075 million in the second quarter of 2011. Policyholders’ benefits, including the change in policy reserves, decreased $121 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above. Interest credited to policyholders’ account balances decreased $31 million primarily reflecting lower crediting rates on full service general account stable value account values due to rate resets, and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business. These decreases to interest credited to policyholders’ account balances were partially offset by the impact of higher account values from our full service general account stable value products and our structured settlement product. Also, general and administrative expenses, net of capitalization, decreased $4 million primarily reflecting lower commission expenses driven by lower life contingent structured settlement sales.

2011 to 2010 Six Month Comparison. Benefits and expenses decreased $84 million, from $2,193 million in the first six months of 2010 to $2,109 million in the first six months of 2011. Interest credited to policyholders’ account balances decreased $68 million including a refinement to the methodology applied in calculating reserves for certain structured settlement contracts, with an equally offsetting impact to amortization of deferred policy acquisition costs. Also contributing to the decrease in interest credited to policyholders’ account balances were lower crediting rates on full service general account stable value account values due to rate resets and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business, partially offset by increases from the impact of higher account values from our full service general account stable value products and our structured settlement product. Policyholders’ benefits, including the change in policy reserves, decreased $51 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above. The amortization of deferred policy acquisition costs increased $23 million primarily driven by a refinement to the methodology applied in calculating the amortization of deferred policy acquisition costs for certain structured settlement contracts, as mentioned above. Also, general and administrative expenses, net of capitalization, increased $13 million primarily driven by higher costs related to legal matters and strategic initiatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Full Service(1):
Beginning total account value	$145,977	$131,147	$141,313	$126,345
Deposits and sales	4,128	4,037	8,976	9,642
Withdrawals and benefits	(4,214)	(3,751)	(9,141)	(8,251)
Change in market value, interest credited and interest income	689	(6,257)	5,432	(2,560)

Ending total account value	$146,580	$125,176	$146,580	$125,176

Net additions (withdrawals)	$(86)	$286	$(165)	$1,391

Institutional Investment Products(2):
Beginning total account value	$68,892	$52,768	$64,183	$51,908
Additions	5,592	3,692	11,377	5,568
Withdrawals and benefits(3)	(1,437)	(2,002)	(2,565)	(4,141)
Change in market value, interest credited and interest income	1,190	1,448	1,672	2,247
Other(4)	(106)	59	(536)	383

Ending total account value	$74,131	$55,965	$74,131	$55,965

Net additions	$4,155	$1,690	$8,812	$1,427

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $6.1 billion and $5.4 billion as of June 30, 2011 and 2010, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.3 billion and $5.5 billion as of June 30, 2011 and 2010, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of both June 30, 2011 and 2010 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.7 billion and $1.3 billion as of June 30, 2011 and 2010, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Withdrawals and benefits includes $(18) million and $(52) million for the three and six months ended June 30, 2011, respectively, and $(34) million and $(445) million for the three and six months ended June 30, 2010, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(4)	Other includes transfers from (to) the Asset Management segment of $(13) million and $(415) million for the three and six months ended June 30, 2011, respectively, and $(3) million and $(46) million for the three and six months ended June 30, 2010, respectively. Other also includes $18 million and $52 million for the three and six months ended June 30, 2011, respectively, and $34 million and $445 million for the three and six months ended June 30, 2010, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for this transfer. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2011 to 2010 Three Month Comparison. Account values in our full service business amounted to $146.6 billion as of June 30, 2011, an increase of $0.6 billion from March 31, 2011 and an increase of $21.4 billion from June 30, 2010 primarily driven by an increase in the market value of customer funds due to equity market appreciation. Net additions (withdrawals) decreased $0.4 billion, from net additions of $0.3 billion in the second quarter of 2010 to net withdrawals of $0.1 billion in the second quarter of 2011, primarily reflecting higher participant withdrawals and plan lapses driven by the impact of higher equity markets.

Account values in our institutional investment products business amounted to $74.1 billion as of June 30, 2011, representing an increase of $5.2 billion from March 31, 2011 and an increase of $18.2 billion from June 30, 2010, driven by additions of fee-based investment-only stable value products and, to a lesser extent, increases in the market value of customer funds primarily from declines in fixed income yields. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals and benefit payments. Net additions increased $2.5 billion, from $1.7 billion in the second quarter of 2010 to $4.2 billion in the second quarter of 2011 primarily reflecting higher sales of fee-based investment-only stable value products and lower general account guaranteed investment product scheduled withdrawals.

2011 to 2010 Six Month Comparison. Account values in our full service business amounted to $146.6 billion as of June 30, 2011, an increase of $5.3 billion from December 31, 2010 and an increase of $21.4 billion from June 30, 2010 primarily driven by an increase in the market value of customer funds due to equity market appreciation. Net additions (withdrawals) decreased $1.6 billion, from net additions of $1.4 billion in the first six months of 2010 to net withdrawals of $0.2 billion in the first six months of 2011, primarily reflecting lower new plan sales as the first six months of 2010 included more large plan sales and reflecting higher participant withdrawals and plan lapses in the first six months of 2011. New plan sales in the first six months of 2011 included three client sales over $100 million totaling $631 million compared to seven client sales over $100 million in the first six months of 2010, which totaled $1.1 billion.

Account values in our institutional investment products business amounted to $74.1 billion as of June 30, 2011, representing an increase of $9.9 billion from December 31, 2010 and an increase of $18.2 billion from June 30, 2010, driven by additions of fee-based investment-only stable value products and, to a lesser extent, increases in the market value of customer funds primarily from declines in fixed income yields. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals and benefit payments. Net additions increased $7.4 billion, from $1.4 billion in the first six months of 2010 to $8.8 billion in the first six months of 2011 primarily reflecting higher sales of fee-based investment-only stable value products and lower general account guaranteed investment product scheduled withdrawals.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$656	$494	$1,204	$873
Expenses	429	370	823	666

Adjusted operating income	227	124	381	207
Realized investment gains (losses), net, and related adjustments(1)	5	15	(15)	18
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	27	29	54	10

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$259	$168	$420	$235

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $103 million, from $124 million in the second quarter of 2010 to $227 million in the second quarter of 2011, primarily reflecting more favorable investment results from proprietary investing activities, increased asset management fees, and more favorable results from commercial mortgage activities.

Results from the segment’s proprietary investing activities, net of direct expenses, increased $67 million, from $5 million in the second quarter 2010 to $72 million in the second quarter of 2011, primarily from the segment’s real estate proprietary investing activities, due principally to a $61 million gain in the second quarter of 2011 on a partial sale of a real estate seed investment that was made in 2008. Also contributing to the increase in the segment’s adjusted operating income was a $57 million increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows.

Results from the segment’s commercial mortgage activities increased $13 million primarily driven by a net benefit in the second quarter of 2011 from credit and valuation-related adjustments resulting from loan payoffs in the segment’s interim loan portfolio compared to a net charge in the second quarter of 2010. As of June 30, 2011, the principal balance of interim loans outstanding totaled $938 million, which excludes both $16 million of commitments for future fundings that would need to be disbursed if the borrowers meet the conditions for these fundings, as well as $35 million of commercial real estate held for sale related to foreclosed interim loans. As of June 30, 2011, these interim loans outstanding had a weighted average loan-to-value ratio of 98%. As of June 30, 2011, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $82 million. The interim loans had a weighted average debt service coverage ratio of 1.43 times. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $67 million as of June 30, 2011.

These above increases were partially offset by increased expenses, largely related to compensation.

2011 to 2010 Six Month Comparison. Adjusted operating income increased $174 million, from $207 million in the first six months of 2010 to $381 million in the first six months of 2011. Results in the first six months of 2011 reflect an increase in asset management fees, before associated expenses, of $109 million primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results of the segment’s proprietary investing activities, net of direct expenses, increased $82 million, from $10 million in the first six months of 2010 to $92 million in the first six months of 2011, primarily due to improved results from real estate proprietary investing and fixed income investments. Real estate proprietary investing results increased $70 million, primarily due to a $61 million gain resulting from the partial sale of a real estate seed investment in 2011 and the appreciation in real estate values of co-investments in 2011. In addition, proprietary investing fixed income investment results increased $9 million primarily reflecting gains on the sales of our equity position in collateralized debt obligations during the first six months of 2011.

Also contributing to the increase in adjusted operating income was an increase in results from the segment’s commercial mortgage activities of $59 million primarily driven by lower net credit and valuation-related charges on interim loans of $49 million resulting primarily from loan payoffs in the first six months of 2011 and $9 million of higher gains on sales of foreclosed commercial real estate assets in the first six months of 2011.

These increases were partially offset by increased expenses, primarily related to compensation

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type, asset management fees by source, assets under management and proprietary investments for the periods indicated. In managing our business we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal sources of revenues are fees based on assets under management.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010(4)	2011	2010(4)
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$178	$152	$352	$304
Retail customers(1)	108	87	212	168
General account	82	72	160	143

Total asset management fees	368	311	724	615

Incentive fees	20	27	13	39
Transaction fees	10	1	21	7
Proprietary investing	76	10	100	20
Commercial mortgage(2)	43	31	72	14

Total incentive, transaction, proprietary investing and commercial mortgage revenues	149	69	206	80

Service, distribution and other revenues(3)	139	114	274	178

Total revenues	$656	$494	$1,204	$873

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $15 million in the three months ended June 30, 2011 and 2010, respectively, and $36 million and $31 million in the six months ended June 30, 2011 and 2010, respectively.
(4)	Reflects reclassifications to conform to current year presentation.

The following table sets forth the assets under management by source as of the dates indicated.

	June 30,
	2011	2010
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$256.2	$203.5
Retail customers(2)	109.3	84.2
General account	218.0	196.6

Total	$583.5	$484.3

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2011	2010
	(in millions)
Co-Investments:
Real Estate	$469	$350
Fixed Income	31	23
Seed Investments:
Real Estate	22	208
Public Equity	145	76
Fixed Income	181	28
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	19	14
Private Equity secured by Investor Equity	19	0
Real Estate secured by Fund Assets	143	240

Total	$1,029	$939

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $162 million, from $494 million in the second quarter of 2010 to $656 million in the second quarter of 2011. Proprietary investing revenues increased $66 million primarily resulting from a $61 million gain on a partial sale of a real estate seed investment in the second quarter of 2011. Asset management fees increased $57 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Service, distribution and other revenues increased $25 million, primarily from higher mutual fund service fees, a portion of which are offset with a corresponding increase in expense. Commercial mortgage revenues increased $12 million primarily reflecting the favorable change in net credit and valuation-related charges on interim loans, as discussed above.

2011 to 2010 Six Month Comparison. Revenues increased $331 million, from $873 million in the first six months of 2010 to $1,204 million in the first six months of 2011. Asset management fees increased $109 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Service, distribution and other revenues increased $96 million, which includes higher revenues for certain consolidated real estate funds, which were fully offset by higher expenses related to the noncontrolling interest in these funds. Service, distribution and other revenues also includes higher mutual fund service fees, a portion of which are offset with a corresponding increase in expenses. Proprietary investing revenues increased $80 million primarily resulting from a $61 million gain on a partial sale of a real estate seed investment in the second quarter of 2011. Commercial mortgage revenues increased $58 million primarily reflecting lower net credit and valuation-related charges on interim loans and higher gains on sales of foreclosed real estate assets as discussed above. Partially offsetting these increases was a decrease in incentive fees of $26 million primarily driven by lower net asset values of institutional real estate funds reflecting the impact of foreign currency fluctuations on these funds in the prior year, a portion of which has been hedged since late 2010. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2011, $146 million in cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2011 to 2010 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $59 million, from $370 million in the second quarter of 2010 to $429 million in the second quarter of 2011, driven by increased compensation costs, in line with increased revenues, as discussed above.

2011 to 2010 Six Month Comparison. Expenses increased $157 million, from $666 million in the first six months of 2010 to $823 million in the first six months of 2011, primarily driven by increased compensation costs, in line with increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate and mutual funds increased.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$763	$751	$1,488	$1,438
Benefits and expenses	633	663	1,262	1,259

Adjusted operating income	130	88	226	179
Realized investment gains (losses), net, and related adjustments(1)	(28)	(81)	(2)	(102)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$102	$7	$224	$77

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $42 million, from $88 million in the second quarter of 2010 to $130 million in the second quarter of 2011, including a $31 million decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This decrease in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods. The increase in adjusted operating income also reflects higher net investment spread income driven by higher asset balances supporting growth in our universal life insurance products, as well as the impact from mortality experience, net of reinsurance, which was $8 million more favorable relative to expected levels, compared to the second quarter of 2010. These increases to adjusted operating income were partially offset by a slight decline in earnings from our variable products primarily due to the runoff of variable policies in force.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimate of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the second quarter of 2011 and 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	Second Quarter 2011	Second Quarter 2010
Actual rate of return	0.4%	(7.4)%
Expected rate of return	2.1%	2.6%

Lower than expected market returns in the second quarters of 2011 and 2010 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits resulted in a net expense of $1 million in the second quarter of 2011 compared to a net expense of $32 million in the second quarter of 2010 reflecting a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. The second quarter of 2010 increase in amortization also reflects the impact of using the near-term maximum future rate of return assumption for most variable policies, as described below.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. In the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As of the fourth quarter of 2010 and continuing into the second quarter of 2011, the projected near-term future annual rate of return calculated using the reversion to the mean approach for variable policies was lower than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the projected near-term future rate of return over the four year period which was 8.2% as of June 30, 2011.

2011 to 2010 Six Month Comparison. Adjusted operating income increased $47 million, from $179 million in the first six months of 2010 to $226 million in the first six months of 2011, including a $25 million decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This decrease in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods. Additionally, mortality experience, net of reinsurance, was favorable relative to expected levels in the first six months of 2011 compared to unfavorable mortality, relative to expected levels, in the first six months of 2010, resulting in a $16 million increase in adjusted operating income. Higher net investment spread income driven by higher asset balances supporting growth in our universal life insurance products also contributed to the increase in adjusted operating income. These increases to adjusted operating income were partially offset by a decline in earnings from our variable insurance products, primarily due to the runoff of variable policies in force.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimate of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the first and second quarters of 2011 and 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	2011		2010
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	4.4%	0.4%	3.8%	(7.4)%
Expected rate of return	2.0%	2.1%	2.6%	2.6%

The overall higher than expected market returns in the first six months of 2011 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits resulted in a $2 million net benefit in the first six months of 2011 reflecting a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. The overall actual rate of return on separate account funds for the first six months of 2010 was lower than our expected rate of return resulting in a $23 million net expense in the first six months of 2010. The increase in amortization for the first six months of 2010 also reflects the impact of using the near-term maximum future rate of return assumption for most variable policies, as described above.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $12 million, from $751 million in the second quarter of 2010 to $763 million in the second quarter of 2011. Net investment income increased $22 million reflecting higher asset balances supporting growth in our universal life insurance products including higher account balances from increased policyholder deposits and higher regulatory capital requirements associated with statutory reserves from certain term and universal life insurance policies. Premiums also increased reflecting higher renewal premiums on higher term life insurance in force balances. Policy charges and fees and asset management fees and other income decreased $16 million driven by a decrease in amortization of unearned revenue reserves primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

2011 to 2010 Six Month Comparison. Revenues increased $50 million, from $1,438 million in the first six months of 2010 to $1,488 million in the first six months of 2011. Net investment income increased $45 million reflecting higher asset balances supporting growth in our universal life insurance products including higher account balances from increased policyholder deposits and higher regulatory capital requirements associated with statutory reserves from certain term and universal life insurance policies. Policy charges and fees and asset management fees and other income increased $3 million driven by an increase in amortization of unearned revenue reserves and an increase in asset management fees resulting from higher separate account fund balances due to market appreciation. The net increase in amortization of unearned revenue reserves reflects the impact of higher actual gross profits on current period amortization, partially offset by the impact of unfavorable market conditions on separate account fund performance in the first six months of 2010. A decline in revenue from our variable insurance products, primarily due to the runoff of variable policies in force was also a partial offset.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $30 million, from $663 million in the second quarter of 2010 to $633 million in the second quarter of 2011. Amortization of deferred policy acquisition costs decreased $50 million primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010. This decrease was partially offset by higher interest expense of $11 million primarily reflecting higher interest rates on borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

2011 to 2010 Six Month Comparison. Benefits and expenses increased $3 million, from $1,259 million in the first six months of 2010 to $1,262 million in the first six months of 2011. Interest expense increased $21 million primarily reflecting higher interest rates on borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies. Also contributing was an increase of $9 million in general and administrative expenses, net of capitalization. Partially offsetting these items was a decrease of $19 million in amortization of deferred policy acquisition costs reflecting the impact of unfavorable market conditions on separate account fund performance in the first six months of 2010, partially offset by the impact of higher actual gross profits on current period amortization. In addition, policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $9 million primarily reflecting more favorable mortality experience.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$6	$5	$13	$10
Universal Life	22	17	45	37
Term Life	40	39	75	82

Total	$68	$61	$133	$129

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$21	$22	$41	$42
Third party	47	39	92	87

Total	$68	$61	$133	$129

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2011 to 2010 Three Month Comparison. Sales of new life insurance, measured as described above, increased $7 million, from $61 million in the second quarter of 2010 to $68 million in the second quarter of 2011 primarily driven by increased sales in the third party distribution channel reflecting a $5 million increase in sales of universal life insurance products. A change in the competitive position of our products contributed to the increase in universal life insurance sales.

2011 to 2010 Six Month Comparison. Sales of new life insurance, measured as described above, increased $4 million, from $129 million in the first six months of 2010 to $133 million in the first six months of 2011 primarily driven by increased sales in the third party distribution channel reflecting an $11 million increase in sales of universal and variable life insurance products, partially offset by a $7 million decrease in term life insurance product sales. A change in the competitive position of our products contributed to the increase in universal life insurance sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions)
Cash value of surrenders	$286	$172	$475	$342

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	4.7%	3.1%	3.9%	3.1%

2011 to 2010 Three Month Comparison. The total cash value of surrenders increased $114 million, from $172 million in the second quarter of 2010 to $286 million in the second quarter of 2011, driven by the surrenders of two large variable corporate-owned life insurance policies in the second quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.1% in the second quarter of 2010 to 4.7% in the second quarter of 2011 as a result of these large surrenders.

2011 to 2010 Six Month Comparison. The total cash value of surrenders increased $133 million, from $342 million in the first six months of 2010 to $475 million in the first six months of 2011, driven by the surrenders of two large variable corporate-owned life insurance policies during the second quarter of 2011 and a single large policy during the first quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.1% in the first six months of 2010 to 3.9% in the first six months of 2011 as a result of these large surrenders.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$1,486	$1,316	$2,992	$2,627
Benefits and expenses	1,437	1,284	2,903	2,542

Adjusted operating income	49	32	89	85
Realized investment gains (losses), net, and related adjustments(1)	11	33	5	38
Related charges(2)	(1)	0	(1)	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$59	$65	$93	$123

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $17 million, from $32 million in the second quarter of 2010 to $49 million in the second quarter of 2011, reflecting more favorable underwriting results in the second quarter of 2011 in our group life business primarily related to favorable claims experience, as well as growth in our non-retrospectively experience-rated business. This was partially offset by less favorable underwriting results in our group disability business primarily related to an increase in the severity of long-term disability claims. In addition, operating expenses were higher driven by business growth, partially offset by the favorable impact from the refinement of a premium tax estimate.

2011 to 2010 Six Month Comparison. Adjusted operating income increased $4 million, from $85 million in the first six months of 2010 to $89 million in the first six months of 2011, reflecting more favorable underwriting results in the first six months of 2011 in our group life business related to favorable claims experience, as well as growth in our non-retrospectively experience-rated business. In addition, the first quarter of 2011 reflected a $9 million benefit from cumulative premiums relating to prior periods on a large group life non-retrospectively experience-rated case. This was partially offset by less favorable underwriting results in our group disability business primarily related to an increase in the severity of long-term disability claims, as well as higher operating expenses driven by business growth, partially offset by the favorable impact from the refinement of a premium tax estimate.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $170 million, from $1,316 million in the second quarter of 2010 to $1,486 million in the second quarter of 2011. Group life premiums and policy charges and fee income increased by $139 million, from $853 million in the second quarter of 2010 to $992 million in the second quarter of 2011. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth of the business and strong persistency of 96.6% in the second quarter of 2011 compared to 92.5% in the second quarter of 2010, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $24 million, from $272 million in the second quarter of 2010 to $296 million in the second quarter of 2011 primarily reflecting growth of business in force from new sales.

2011 to 2010 Six Month Comparison. Revenues increased by $365 million, from $2,627 million in the first six months of 2010 to $2,992 million in the first six months of 2011. Group life premiums and policy charges and fee income increased by $308 million, from $1,694 million in the first six months of 2010 to $2,002 million in the first six months of 2011. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth of business in force from new sales and continued strong persistency, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. The first six months of 2011 also include an increase of $9 million from a premium adjustment on a large group life non-retrospectively experience-rated case, as discussed above. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $42 million, from $553 million in the first six months of 2010 to $595 million in the first six months of 2011 primarily reflecting growth of business in force from new sales.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Benefits ratio(1):
Group life	90.4%	92.2%	91.4%	91.9%
Group disability	97.0%	93.0%	95.6%	89.7%
Administrative operating expense ratio(2):
Group life	7.9%	9.3%	8.0%	9.0%
Group disability	21.4%	23.4%	21.5%	22.4%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $153 million, from $1,284 million in the second quarter of 2010 to $1,437 million in the second quarter of 2011. This increase reflects a $147 million increase in policyholders’ benefits, including the change in policy reserves, from $1,038 million in the second quarter of 2010 to $1,185 million in the second quarter of 2011. Our group life business reflected greater benefit costs from growth in the business, partially offset by favorable claims experience, as well as an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected greater benefit costs from unfavorable claims experience, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth, partially offset by the favorable impact from the refinement of a premium tax estimate.

The group life benefits ratio improved 1.8 percentage points from the second quarter of 2010 to the second quarter of 2011, primarily due to favorable claims experience on both non-retrospectively and retrospectively experience-rated business. The group disability benefits ratio deteriorated 4.0 percentage points from the second quarter of 2010 to the second quarter of 2011 primarily due to unfavorable long-term disability claims experience. The group life and group disability administrative operating expense ratios improved 1.4 percentage points and 2.0 percentage points, respectively, from the second quarter of 2010 to the second quarter of 2011 primarily reflecting the favorable impact from the refinement of a premium tax estimate.

2011 to 2010 Six Month Comparison. Benefits and expenses increased by $361 million, from $2,542 million in the first six months of 2010 to $2,903 million in the first six months of 2011. This increase reflects a $346 million increase in policyholders’ benefits, including the change in policy reserves, from $2,052 million in the first six months of 2010 to $2,398 million in the first six months of 2011. Our group life business reflected greater benefit costs from growth in the business, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected unfavorable long-term disability claims experience, as well as growth in the business. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth, partially offset by the favorable impact from the refinement of a premium tax estimate.

The group life benefits ratio improved 0.5 percentage points from the first six months of 2010 to the first six months of 2011, primarily due to a premium adjustment on a non-retrospectively experience-rated case in the first quarter of 2011. The group disability benefits ratio deteriorated 5.9 percentage points from the first six months of 2010 to the first six months of 2011 primarily due to unfavorable long-term disability claims experience. The group life administrative operating expense ratio improved 1.0 percentage points from the first six months of 2010 to the first six months of 2011 reflecting the favorable impact for refinement of a premium tax estimate, as well as premium growth without a corresponding increase in expenses. The group disability administrative operating expense ratio improved 0.9 percentage points from the first six months of 2010 to the first six months of 2011 primarily due to the favorable impact from the refinement of a premium tax estimate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Annualized new business premiums(1):
Group life	$22	$23	$414	$280
Group disability(2)	30	19	138	108

Total	$52	$42	$552	$388

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2011 to 2010 Three Month Comparison. Total annualized new business premiums increased $10 million, from $42 million in the second quarter of 2010 to $52 million in the second quarter of 2011. Group disability sales, which include long-term care and dental products, increased $11 million primarily due to higher long-term care sales. Group life sales were relatively unchanged from the second quarter of 2010.

2011 to 2010 Six Month Comparison. Total annualized new business premiums increased $164 million, from $388 million in the first six months of 2010 to $552 million in the first six months of 2011. Group life sales increased $134 million driven by higher large case sales to new customers. Group disability sales, which include long-term care and dental products, increased $30 million primarily due to higher sales across all products.

International Insurance Division

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent earnings or equity in foreign subsidiaries. We seek to mitigate this impact through various hedging strategies including the use of derivative contracts and through holding U.S. dollar denominated assets in certain of our foreign subsidiaries.

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect their U.S. dollar earnings from period to period even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan including Star and Edison, net of expected integration-related costs, as well as Korea and Taiwan. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For further information on the various hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings, see “—Impact of foreign currency exchange rate movements on earnings.”

We also seek to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries through various hedging strategies. In our Japanese insurance subsidiaries, we hedge a portion of the estimated available economic capital of the business using a variety of instruments including U.S. dollar denominated assets financed by the combination of GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. We continue to refine our capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar denominated investments. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies. For further information on the various instruments used to mitigate the risks of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries, see “—Impact of foreign currency exchange rate movement on equity.”

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent earnings and U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	June 30, 2011	December 31, 2010
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.7	$2.5
Dual currency and synthetic dual currency investments(2)	0.9	0.9

	3.6	3.4

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar denominated assets held in yen-based entities(3)	6.6	6.2
Yen denominated liabilities held in U.S.-based entities(4)	0.8	0.8

	7.4	7.0

Total hedges	$11.0	$10.4

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$9.6	$5.7

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar denominated basis.
(3)	Excludes $23.2 billion and $10.2 billion as of June 30, 2011 and December 31, 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese insurance operations, of which $11.5 billion as of June 30, 2011 supports U.S. dollar denominated products issued by Star and Edison.
(4)	The effects of the yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

The U.S. dollar denominated investments that hedge the U.S. GAAP equity exposure in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield of our U.S. dollar denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investment, as well as interest rate environments in the U.S. and Japan at the time of the investment. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar denominated earnings in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. In establishing the level of yen-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, both of which are discussed in greater detail below.

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segment and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings as a result of projected earnings differing from actual earnings. The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance segment and for Corporate and Other operations, reflecting the impact of this intercompany arrangement, net of the gains or losses recorded from the forward currency contracts that settled during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
International Insurance Segment	$(47)	$(9)	$(86)	$(23)
Corporate and Other operations	7	(2)	7	(8)

Net impact on revenues and adjusted operating income	$(40)	$(11)	$(79)	$(31)

The notional amounts of these forward currency contracts were $3.3 billion and $3.0 billion as of June 30, 2011 and December 31, 2010, respectively, of which $2.7 billion and $2.5 billion as of June 30, 2011 and December 31, 2010, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar denominated interest income. Our Japanese insurance operations, excluding Star and Edison, also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of June 30, 2011 and December 31, 2010, the notional amount of these investments was ¥355 billion, or $3.2 billion, and ¥357 billion, or $3.2 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 2.9% for both the three and six months ended June 30, 2011, and 2.6% for both the three and six months ended June 30, 2010.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	June 30, 2011	December 31, 2010
	(in millions)
Cross-currency coupon swap agreements	$(110)	$(132)
Foreign exchange component of interest on dual currency investments	(117)	(114)

Total	$(227)	$(246)

The table below presents as of June 30, 2011, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates applicable at the time these investments were acquired.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of 2011	¥1.1	¥1.9	¥3.0	81.4
2012	3.2	2.9	6.1	82.6
2013	2.9	2.5	5.4	81.6
2014	2.8	2.5	5.3	81.7
2015-2034	28.2	48.6	76.8	79.1

Total	¥38.2	¥58.4	¥96.6	79.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $0.9 billion as of June 30, 2011.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments in corresponding currencies, including a significant portion designated as available-for-sale, and other related non-yen denominated net assets, including accrued investment income, to support these products. These assets and liabilities are impacted by foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, available-for-sale investments under U.S. GAAP are carried at fair value with changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Investments designated as held to maturity under U.S. GAAP results, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of the non-yen denominated assets and related liabilities associated with these products is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	June 30, 2011	December 31, 2010
	(in billions)
U.S. dollar denominated products(1)	$22.1	$9.7
Australian dollar denominated products(2)	5.4	2.0
Euro denominated products	0.2	0.1

Total	$27.7	$11.8

(1)	As of June 30, 2011, includes $11.3 billion of insurance liabilities for U.S. denominated products issued by Star and Edison, all of which are supported by U.S. dollar denominated assets.
(2)	As of June 30, 2011, includes $2.7 billion of insurance liabilities for Australian dollar denominated products issued by Star and Edison, all of which are supported by Australian dollar denominated assets.

As of June 30, 2011 and December 31, 2010, $4.0 billion and $3.5 billion, respectively, of insurance liabilities for U.S. dollar denominated products presented in the table above are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar denominated liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion designated as available for sale, and other related U.S. dollar denominated net assets, including accrued investment income, to support these products.

Impact of foreign currency exchange rate movements on equity

As discussed above, we seek to mitigate the impact of future foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries through various hedging strategies. In our Japanese insurance subsidiaries, we currently seek to hedge a portion of estimated available economic capital, including the amount attributable to the U.S. GAAP equity of these Japanese insurance subsidiaries.

The table below presents the composition of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	June 30, 2011	December 31, 2010
	(in billions)
Available-for-sale U.S. dollar denominated investments, at amortized cost	$6.1	$5.6
Held-to-maturity U.S. dollar denominated investments, at amortized cost	0.4	0.5
Other(1)	0.1	0.1

U.S. dollar denominated assets held in yen-based entities(2)	6.6	6.2
Yen denominated liabilities held in U.S.-based entities(3)	0.8	0.8

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	$7.4	$7.0

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(4)	$9.6	$5.7

(1)	Primarily reflects accrued investment income on U.S. dollar denominated investments.
(2)	Excludes $23.2 billion and $10.2 billion as of June 30, 2011 and December 31, 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese insurance operations.
(3)	The effects of the yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

Available for sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss).” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment,” and can serve as an offset to the unrealized changes in fair value of the available for sale investments. For the portion of available for sale investments that support our Japanese insurance operations’ U.S. GAAP equity, this offset creates a “natural equity hedge.” If U.S. dollar denominated investments, including available for sale investments, supporting the hedge are in excess of our U.S. GAAP equity, then there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment.”

The investments designated as held to maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded within “Asset management fees and other income.” The remeasurement related to the change in value for foreign currency exchange rate movements for these investments is excluded from adjusted operating income.

We also incorporate the impact of foreign currency exchange rate movements on the remaining U.S. dollar denominated net asset position of our Japanese insurance operations, which primarily relates to accrued investment income, as part of our overall application of the hedge strategy. These U.S. dollar denominated assets and liabilities are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” As these U.S. dollar denominated assets and liabilities are included in the determination of the Japanese insurance operations’ level of available economic capital, we exclude all remeasurement related to these items from adjusted operating income.

For U.S. dollar denominated investments recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar denominated investments will decrease. Upon the ultimate sale or maturity of the U.S. dollar denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and excluded from adjusted operating income. Similarly, changes in the foreign currency exchange rates that result in other-than-temporary impairments on these investments will be included in “Realized investment gains (losses), net” within the income statement and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance and Investments Subsidiaries” for a discussion of our internal hedging strategies.

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including, for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 92 yen per U.S. dollar and Korean won at a rate of 1190 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues:
Life Planner operations	$1,947	$1,696	$4,049	$3,529
Gibraltar Life and Other operations	3,102	1,262	5,328	2,376

	5,049	2,958	9,377	5,905

Benefits and expenses:
Life Planner operations	1,601	1,405	3,373	2,911
Gibraltar Life and Other operations	2,858	1,087	4,742	2,037

	4,459	2,492	8,115	4,948

Adjusted operating income:
Life Planner operations	346	291	676	618
Gibraltar Life and Other operations	244	175	586	339

	590	466	1,262	957

Realized investment gains (losses), net, and related adjustments(1)	(171)	39	(488)	(244)
Related charges(2)	(11)	(3)	1	7
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(14)	(107)	(27)	(51)
Change in experience-rated contractholder liabilities due to asset value changes(4)	14	107	27	51
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(10)	(9)	(168)	(19)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$398	$493	$607	$701

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. As a result, we have reflected the results of the Global Commodities Business, which historically have been presented in the International Investments segment, as discontinued operations for all periods presented. This sale was completed on July 1, 2011. In addition, the remaining business activities previously reported in the International Investments segment have been reclassified and included in the International Insurance segment as part of the Gibraltar Life and Other operations for all periods presented.

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

The Gibraltar Life operations, including the Star and Edison Businesses, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, operating results presented in the table above includes results for Gibraltar Life for the three and six months ended May 31, 2011 and 2010, and include earnings for the Star and Edison Businesses from the February 1, 2011 acquisition date through May 31, 2011.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $55 million, from $291 million in the second quarter of 2010 to $346 million in the second quarter of 2011, including a net favorable impact of $2 million from currency fluctuations. Results for the second quarter of 2011 include a benefit of $6 million primarily resulting from a decrease in estimated claims associated with the March 2011 earthquake and tsunami in Japan. Excluding the impact of this benefit and currency fluctuations, adjusted operating income increased $47 million driven by growth of business in force driven by sales results and continued strong persistency, and more favorable mortality experience in our Japanese Life Planner operations, as well as lower administrative expenses due in part to the absence of certain costs incurred in the prior year quarter.

Adjusted operating income from our Gibraltar Life and Other operations increased $69 million, from $175 million in the second quarter of 2010 to $244 million in the second quarter of 2011, including a favorable impact of $7 million from currency fluctuations. Results for the current quarter benefited from $113 million of earnings from the Star and Edison Businesses, excluding the impact of estimated claims associated with the earthquake and tsunami in Japan, partially offset by $29 million of integration costs relating to the acquisition. Current quarter results also include $56 million of charges associated with estimated claims and expenses arising from the earthquake and tsunami in Japan, of which $31 million was attributable to Star and Edison. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $34 million, reflecting business growth, including expanding bank channel sales of protection products, and improved investment results including a greater contribution from our fixed annuity products reflecting growth of that business and lower amortization of deferred policy acquisition costs. The lower amortization of deferred policy acquisition costs associated with our fixed annuity products was primarily driven by lower amortization rates reflecting an increase in investment results included in total gross profits used as a basis for determining amortization rates. These favorable variances were partially offset by higher development costs supporting bank and agency distribution channel growth and less favorable mortality experience. Results from our international investment operations improved $2 million, from $7 million in the second quarter of 2010 to $9 million in the second quarter of 2011.

2011 to 2010 Six Month Comparison. Adjusted operating income from Life Planner operations increased $58 million, from $618 million in the first six months of 2010 to $676 million in the first six months of 2011, including a net favorable impact of $2 million from currency fluctuations. Results for 2011 include a charge of $13 million associated with estimated claims and expenses arising from the earthquake and tsunami in Japan. Excluding the impact of this charge and currency fluctuations, adjusted operating income increased $69 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, and more favorable mortality experience in our Japanese Life Planner operations, as well as lower administrative expenses due in part to the absence of certain costs incurred in the prior year period.

Adjusted operating income from our Gibraltar Life and Other operations increased $247 million, from $339 million in the first six months of 2010 to $586 million in the first six months of 2011, including a favorable impact of $13 million from currency fluctuations. In February 2011, a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd sold approximately 30% of its original holdings, which contributed a pre-tax gain of $153 million to our results. Prudential’s participation in the consortium is viewed as part of its strategic approach to China. Results for the first six months of 2011 benefited from $147 million of earnings from the Star and Edison Businesses, excluding the impact of estimated claims associated with the earthquake and tsunami in Japan. This benefit was largely offset by $76 million of transaction and integration costs relating to the acquisition and $56 million of charges associated with estimated claims and expenses arising from the earthquake and tsunami in Japan. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $66 million, reflecting business growth, including expanding bank channel sales of protection products, and improved investment results including a greater contribution from our fixed annuity products reflecting growth of that business and lower amortization of deferred policy acquisition costs. Partially offsetting these favorable variances were higher development costs supporting bank and agency distribution channel growth and less favorable mortality experience. Results from our international investment operations improved $5 million, from $14 million in the first six months of 2010 to $19 million in the first six months of 2011.

In the third quarter of 2011, the consortium of investors, discussed above, sold approximately 30% of their current holdings in China Pacific Insurance (Group) Co., Ltd. The impact of this sale will be reflected in our third quarter 2011 results.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $2,091 million, from $2,958 million in the second quarter of 2010 to $5,049 million in the second quarter of 2011, including a net favorable impact of $403 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,688 million, from $2,991 million in the second quarter of 2010 to $4,679 million in the second quarter of 2011.

Revenues from our Life Planner operations increased $251 million, from $1,696 million in the second quarter of 2010 to $1,947 million in the second quarter of 2011, including a net favorable impact of $131 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $120 million, from $1,704 million in the second quarter of 2010 to $1,824 million in the second quarter of 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $82 million, from $1,386 million in the second quarter of 2010 to $1,468 million in the second quarter of 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $77 million, from $1,029 million in the second quarter of 2010 to $1,106 million in the second quarter of 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income also increased $29 million, from $291 million in the second quarter of 2010 to $320 million in the second quarter of 2011, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $1,840 million, from $1,262 million in the second quarter of 2010 to $3,102 million in the second quarter of 2011, including a favorable impact of $272 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,568 million, from $1,287 million in the second quarter of 2010 to $2,855 million in the second quarter of 2011. This increase reflects a $1,237 million increase in premiums, from $920 million in the second quarter of 2010 to $2,157 million in the second quarter of 2011, as premiums benefited from $879 million of premiums from the acquisition of the Star and Edison Businesses and $218 million in higher bank channel sales of single premium whole life. Also contributing to the increase in revenues is favorable investment income primarily reflecting $270 million of income on the acquired assets from Star and Edison and continued growth of our fixed annuity products.

2011 to 2010 Six Month Comparison. Revenues increased $3,472 million, from $5,905 million in the first six months of 2010 to $9,377 million in the first six months of 2011, including a net favorable impact of $652 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,820 million, from $5,937 million in the first six months of 2010 to $8,757 million in the first six months of 2011.

Revenues from our Life Planner operations increased $520 million, from $3,529 million in the first six months of 2010 to $4,049 million in the first six months of 2011, including a net favorable impact of $238 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $282 million, from $3,526 million in the first six months of 2010 to $3,808 million in the first six months of 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $197 million, from $2,887 million in the first six months of 2010 to $3,084 million in the first six months of 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $175 million, from $2,198 million in the first six months of 2010 to $2,373 million in the first six months of 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income also increased $65 million, from $583 million in the first six months of 2010 to $648 million in the first six months of 2011, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $2,952 million, from $2,376 million in the first six months of 2010 to $5,328 million in the first six months of 2011, including a favorable impact of $414 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,538 million, from $2,411 million in the first six months of 2010 to $4,949 million in the first six months of 2011. This increase reflects a $1,939 million increase in premiums, from $1,678 million in the first six months of 2010 to $3,617 million in the first six month of 2011, as premiums benefited from $1,137 million of premiums from the acquisition of the Star and Edison Businesses and $508 million in higher bank channel sales of single premium whole life due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011. Higher first year premiums of $109 million due to stronger sales of protection products was partially offset by a $63 million decrease in premiums reflecting the absence of the special dividend arrangement completed in 2010 established as part of Gibraltar Life’s reorganization in 2001. Substantially all of the premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also contributing to the increase in revenues is favorable investment income primarily reflecting $345 million of income on the acquired assets from Star and Edison and continued growth of our fixed annuity products, as well as higher other income reflecting the pre-tax gain of $153 million related to the partial sale of our indirect investment in China Pacific Insurance (Group) Co., Ltd., discussed above.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended June 30, 2011 and 2010, we recognized gains of $13 million and $9 million, respectively, and for the six months ended June 30, 2011 and 2010, we recognized gains of $26 million and $17 million, respectively, in adjusted operating income related to these realized investment gains. As of June 30, 2011, $686 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 29 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and may implement hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the interest rate environment at that time.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,967 million, from $2,492 million in the second quarter of 2010 to $4,459 million in the second quarter of 2011, including a net unfavorable impact of $394 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,573 million, from $2,486 million in the second quarter of 2010 to $4,059 million in the second quarter of 2011.

Benefits and expenses of our Life Planner operations increased $196 million, from $1,405 million in the second quarter of 2010 to $1,601 million in the second quarter of 2011, including a net unfavorable impact of $129 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $67 million, from $1,402 million in the second quarter of 2010 to $1,469 million in the second quarter of 2011. Benefits and expenses of our Japanese Life Planner operations increased $60 million, from $995 million in the second quarter of 2010 to $1,055 million in the second quarter of 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force, partially offset by a benefit of $6 million, primarily resulting from a decrease in estimated claims associated with the March 2011 earthquake and tsunami in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $1,771 million, from $1,087 million in the second quarter of 2010 to $2,858 million in the second quarter of 2011, including an unfavorable impact of $265 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,506 million, from $1,084 million in the second quarter of 2010 to $2,590 million in the second quarter of 2011. This increase reflects an increase in policyholder benefits, including changes in reserves, of $1,013 million reflecting the acquisition of the Star and Edison Businesses, higher single premium whole life sales in the second quarter of 2011 and less favorable mortality experience including $47 million of charges associated with estimated claims resulting from the March 2011 earthquake and tsunami in Japan. General and administrative expenses, net of capitalization, increased $322 million primarily driven by the impact of the Star and Edison acquisition including $29 million of acquisition-related expenses, higher development costs supporting bank and agency distribution channel growth and $9 million of expenses resulting from the earthquake and tsunami discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs primarily reflecting the impact of the Star and Edison acquisition.

2011 to 2010 Six Month Comparison. Benefits and expenses increased $3,167 million, from $4,948 million in the first six months of 2010 to $8,115 million in the first six months of 2011, including a net unfavorable impact of $637 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,530 million, from $4,909 million in the first six months of 2010 to $7,439 million in the first six months of 2011.

Benefits and expenses of our Life Planner operations increased $462 million, from $2,911 million in the first six months of 2010 to $3,373 million in the first six months of 2011, including a net unfavorable impact of $236 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $226 million, from $2,886 million in the first six months of 2010 to $3,112 million in the first six months of 2011. Benefits and expenses of our Japanese Life Planner operations increased $191 million, from $2,099 million in the first six months of 2010 to $2,290 million in the first six months of 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force and charges of $13 million associated with estimated claims resulting from the March 2011 earthquake and tsunami in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $2,705 million, from $2,037 million in the first six months of 2010 to $4,742 million in the first six months of 2011, including an unfavorable impact of $401 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,304 million, from $2,023 million in the first six months of 2010 to $4,327 million in the first six months of 2011. This increase reflects an increase in policyholder benefits, including changes in reserves, of $1,627 million reflecting the acquisition of the Star and Edison Businesses, higher single premium whole life sales in the first six months of 2011, and less favorable mortality experience including $47 million of charges associated with estimated claims resulting from the March 2011 earthquake and tsunami in Japan, offset by the absence of the effects of the special dividend arrangement discussed above. General and administrative expenses, net of capitalization, increased $472 million primarily driven by the impact of the Star and Edison acquisition including $76 million of acquisition-related expenses, higher development costs supporting bank and agency distribution channel growth and $9 million of expenses resulting from the earthquake and tsunami discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs primarily reflecting the impact of the Star and Edison acquisition.

Sales Results

In managing our international insurance business, we analyze revenues, as well as annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the segment, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts. The following table sets forth annualized new business premiums on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$258	$198	$565	$446
Gibraltar Life(1)	544	221	917	384

Total	$802	$419	$1,482	$830

On a constant exchange rate basis:
Life Planner operations	$238	$197	$524	$441
Gibraltar Life(1)	499	222	846	384

Total	$737	$419	$1,370	$825

(1)	The six months ended June 30, 2011 includes four months of annualized new business premiums for the Star and Edison Businesses, acquired February 1, 2011.

With a diversified product mix supporting the growing demand for retirement and savings products, our international insurance operations offer various traditional whole life, term and endowment policies (which provide for payment on the earlier of death or maturity), retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature, as well as certain health products that combine an insurance protection element with a high savings element. In most of our operations, we also offer certain health products with fixed benefits, as well as annuity products, which are primarily represented by U.S. and Australian dollar denominated fixed annuities in our Gibraltar Life operations.

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers whereas Gibraltar’s Life Advisors have primarily sold individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Life Advisor distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, as well as fixed annuity products primarily denominated in U.S. dollars, and increasingly, Australian dollars. The addition of the Star and Edison Businesses, with historical product offerings primarily comprised of individual life insurance, fixed annuities and certain health products with fixed benefits, significantly increases our scale in the Japanese insurance marketplace and also provides complementary distribution capabilities through an increased captive agency force, expanded bank channel distribution, as well as the addition of an established independent agency channel.

The tables below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended June 30, 2011					Three Months Ended June 30, 2010
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$93	$34	$101	$10	$238	$88	$32	$70	$7	$197
Gibraltar Life:
Life Advisors	106	50	22	69	247	66	16	14	42	138
Banks(3)	74	14	6	40	134	37	13	8	20	78
Independent Agency	50	48	5	15	118	1	5	0	0	6

Subtotal	230	112	33	124	499	104	34	22	62	222

Total	$323	$146	$134	$134	$737	$192	$66	$92	$69	$419

(1)	Includes medical insurance, cancer insurance and Accident & Sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 25% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2011, and 1% and 58%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2010.

2011 to 2010 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $318 million, from $419 million in the second quarter of 2010 to $737 million in the second quarter of 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $41 million, from $197 million in the second quarter of 2010 to $238 million in the second quarter of 2011, primarily due to higher sales of both Yen denominated and U.S. dollar denominated retirement income products in Japan and higher sales of retirement products in Korea and Taiwan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $277 million, from $222 million in the second quarter of 2010 to $499 million in the second quarter of 2011, with Star and Edison contributing $193 million to this increase. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $47 million, primarily due to increased sales of protection products including $23 million from single premium whole life sales and $16 million in whole life products. Independent agency distribution sales increased $31 million with the vast majority from sales of cancer insurance products.

	Six Months Ended June 30, 2011					Six Months Ended June 30, 2010
	Life	Accident & Health(1)	Retirement (2)	Annuity	Total	Life	Accident & Health(1)	Retirement (2)	Annuity	Total
	(in millions)
Life Planners	$202	$78	$225	$19	$524	$192	$73	$160	$16	$441
Gibraltar Life:
Life Advisors	182	78	39	96	395	122	32	31	57	242
Banks(3)	166	23	11	62	262	68	13	21	32	134
Independent Agency	68	95	7	19	189	3	5	0	0	8

Subtotal	416	196	57	177	846	193	50	52	89	384

Total	$618	$274	$282	$196	$1,370	$385	$123	$212	$105	$825

(1)	Includes medical insurance, cancer insurance and Accident & Sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 30% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2011, and 1% and 59%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2010.

2011 to 2010 Six Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $545 million, from $825 million in the first six months of 2010 to $1,370 million in the first six months of 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $83 million, from $441 million in the first six months of 2010 to $524 million in the first six months of 2011, primarily due to higher sales of both Yen denominated and U.S. dollar denominated retirement income products in Japan and higher sales of retirement products in Korea and Taiwan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $462 million, from $384 million in the first six months of 2010 to $846 million in the first six months of 2011, with Star and Edison contributing $278 million to this increase. Annualized new business premiums for Star and Edison include independent agency sales of $23 million for the renewal of a large 10-year medical contract. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $117 million, primarily due to increased sales of protection products including $59 million from single premium whole life sales due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011 and $40 million in whole life products. Independent agency distribution sales increased $62 million with the vast majority from sales of cancer insurance products.

The number of Life Planners decreased by 37 from 6,605 as of June 30, 2010 to 6,568 as of June 30, 2011, driven by decreases of 57 in Poland, 45 in Taiwan and 25 in Argentina, reflecting lower recruitment due to high competition and stringent selection standards, as well as resignations and terminations due in part to failure to meet minimum sales production standards. These decreases were partially offset by increases of 56 in Italy and 53 in Brazil. The number of Life Planners in Japan decreased by 16 over the past twelve months, reflecting the 53 Japanese Life Planners transferred to Gibraltar Life, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Japanese Life Planners would have increased by 37, from June 30, 2010 to June 30, 2011. Prior to June 30, 2010, an additional 364 Japanese Life Planners were transferred to Gibraltar Life.

The number of Life Advisors increased by 7,252 from 6,101 as of June 30, 2010 to 13,353 as of June 30, 2011. Excluding the addition of 7,258 Life Advisors from the acquisition of Star and Edison, Gibraltar’s Life Advisors were relatively unchanged as new hires and the effect of 22 Life Planners that transferred to Gibraltar Life as Life Advisors over the last twelve months were offset by resignations and terminations due in part to failure to meet minimum sales production standards. The remaining 31 Life Planners transferred to Gibraltar Life over the past twelve months, as discussed above, are not considered Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2011 and 2010 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$8	$(8)	$4	$(28)
Capital debt interest expense	(155)	(137)	(304)	(272)
Pension income and employee benefits	48	52	84	97
Other corporate activities	(132)	(97)	(277)	(190)

Total Corporate Operations(1)	(231)	(190)	(493)	(393)
Real Estate and Relocation Services	0	10	(10)	3

Adjusted operating income	(231)	(180)	(503)	(390)

Realized investment gains (losses), net, and related adjustments(2)	(35)	(69)	18	3
Related charges(3)	9	8	6	8
Divested businesses(4)	(2)	(7)	(3)	(14)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	1	(2)	(1)	(9)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(258)	$(250)	$(483)	$(402)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.

(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2011 to 2010 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $51 million, from $180 million in the second quarter of 2010 to $231 million in the second quarter of 2011. The loss from corporate operations increased $41 million, from $190 million in the second quarter of 2010 to $231 million in the second quarter of 2011. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses, including corporate advertising, contributed to the increased loss. In addition, capital debt interest expense increased $18 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Investment income, net of interest expense, excluding capital debt interest expense, increased $16 million reflecting the disposal of certain tax credit investments that resulted in equity method losses during the year-ago quarter and higher income in our corporate investment portfolio. Higher levels of short-term liquidity have been maintained throughout 2010 and into 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. On February 1, 2011, we used a portion of cash and short-term investments in corporate operations to partially fund the purchase price related to our recent acquisition of the Star and Edison Businesses. Also, in June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012, which may impact the amount of cash and short term investments in corporate operations. See “—Liquidity and Capital Resources” for additional details.

Results from corporate operations pension income and employee benefits decreased $4 million primarily due to a decrease in income from our qualified pension plan. Income from our qualified pension plan decreased $7 million, from $80 million in the second quarter of 2010 to $73 million in the second quarter of 2011.

Adjusted operating income of our real estate and relocation services business decreased $10 million, from $10 million in the second quarter of 2010 to $0 million in the second quarter of 2011. The decrease in adjusted operating income is primarily due to a decrease in real estate franchise revenue reflecting lower transaction volume and average home sale prices, driven primarily by the unusual market activity in 2010 from the first time home-buyers tax credit.

2011 to 2010 Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $113 million, from $390 million in the first six months of 2010 to $503 million in the first six months of 2011. The loss from corporate operations increased $100 million, from $393 million in the first six months of 2010 to $493 million in the first six months of 2011. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses, including corporate advertising, contributed to the increased loss. In addition, capital debt interest expense increased $32 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Investment income, net of interest expense, excluding capital debt interest expense, increased $32 million due to higher income in our corporate investment portfolio including higher income on equity method investments. Higher levels of short-term liquidity have been maintained throughout 2010 and into 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. On February 1, 2011, we used a portion of cash and short-term investments in corporate operations to partially fund the purchase price related to our recent acquisition of the Star and Edison Businesses. Also, in June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012, which may impact the amount of cash and short term investments in corporate operations. See “—Liquidity and Capital Resources” for additional details.

Results from corporate operations pension income and employee benefits decreased $13 million primarily due to a decrease in income from our qualified pension plan. Income from our qualified pension plan decreased $15 million, from $160 million in the first six months of 2010 to $145 million in the first six months of 2011.

Adjusted operating income of our real estate and relocation services business decreased $13 million, from income of $3 million in the first six months of 2010 to a loss of $10 million in the first six months of 2011. The decrease in adjusted operating income is primarily due to a decrease in real estate franchise revenue reflecting lower transaction volume and average home sale prices, driven primarily by the unusual market activity in 2010 from the first time home-buyers tax credit.

Capital hedge program

Corporate and Other operations includes the results of our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $4 million and $8 million for the three months and six months ended June 30, 2011, respectively.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. For the three months and six months ended June 30, 2011, “Realized investment gains (losses), net and related adjustments” includes losses of $86 million and $31 million, respectively, representing the impact of hedging to an amount that differed from our hedge target definition.

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

As of June 30, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $362 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,450 million at June 30, 2011, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S. GAAP results:
Revenues	$1,804	$2,018	$3,351	$3,810
Benefits and expenses	1,795	1,614	3,315	3,147

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$9	$404	$36	$663

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2011 to 2010 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $395 million, from $404 million in the second quarter of 2010 to $9 million in the second quarter of 2011. Results for the second quarter of 2011 include a decrease of $206 million in net realized investment gains, from $421 million in the second quarter of 2010 to $215 million in the second quarter of 2011, primarily due to changes in value of derivatives, including currency derivatives and interest rate swaps. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The impact of this item contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $206 million, from the second quarter of 2010 to the second quarter of 2011. In the second quarter of 2010, there was no policyholder dividend obligation expense as actual cumulative earnings were below expected cumulative earnings. As noted above, as of June 30, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $362 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

2011 to 2010 Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $627 million, from $663 million in the first six months of 2010 to $36 million in the first six months of 2011. Results for the first six months of 2011 include a decrease of $450 million in net realized investment gains, from $695 million in the second quarter of 2010 to $245 million in the first six months of 2011, primarily due to changes in value of derivatives, including currency derivatives and interest rate swaps. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” The impact of this item contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $236 million, from the first six months of 2010 to the first six months of 2011. In the first six months of 2010, there was no policyholder dividend obligation expense as actual cumulative earnings were below expected cumulative earnings.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $214 million, from $2,018 million in the second quarter of 2010 to $1,804 million in the second quarter of 2011, principally driven by the $206 million decrease in net realized investment gains, as discussed above.

2011 to 2010 Six Month Comparison. Revenues decreased $459 million, from $3,810 million in the first six months of 2010 to $3,351 million in the first six months of 2011, principally driven by the $450 million decrease in net realized investment gains, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $181 million, from $1,614 million in the second quarter of 2010 to $1,795 million in the second quarter of 2011. This increase included a $201 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $206 million, partially offset by a decrease in dividends paid and accrued to policyholders of $5 million, primarily due to a decline in policies in force. In the second quarter of 2010, there was no change in benefits and expenses resulting from changes in the policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. Partially offsetting these items was a decrease in amortization of deferred policy acquisition costs of $12 million, reflecting the impact of lower investment gains in the calculation of actual gross profits for the period compared to the prior period.

2011 to 2010 Six Month Comparison. Benefits and expenses increased $168 million, from $3,147 million in the first six months of 2010 to $3,315 million in the first six months of 2011. This increase included a $227 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $236 million, partially offset by a decrease in dividends paid and accrued to policyholders of $9 million, primarily due to a decline in policies in force. In the first six months of 2010, there was no change in benefits and expenses resulting from changes in the policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. Partially offsetting these items was a $32 million decline in policyholders’ benefits, including changes in reserves, driven by the expected in force decline as policies terminate. Also, amortization of deferred policy acquisition costs decreased $20 million, reflecting the impact of lower investment gains in the calculation of actual gross profits for the period compared to the prior period.

Income Taxes

Our income tax provision amounted to an income tax expense of $332 million in the second quarter of 2011 compared to an expense of $426 million in the second quarter of 2010. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the second quarter of 2010 to the second quarter of 2011.

Our income tax provision amounted to an income tax expense of $522 million in the first six months of 2011 compared to an expense of $777 million in the first six months of 2010. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first six months of 2010 to the first six months of 2011. In addition, income tax expense for the first six months of 2010 includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D. The decrease in income tax expense was partially offset by $26 million of an additional U.S. tax expense included in the first six months of 2011 related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities, creates the effect of a “double tax” for U.S. GAAP purposes.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $16 million and $15 million for the three months ended June 30, 2011 and 2010, respectively, and $30 million and $18 million for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Financial Advisory	$(2)	$(5)	$(4)	$(8)
Other(1)	0	(2)	1	(6)

Total divested businesses excluded from adjusted operating income	$(2)	$(7)	$(3)	$(14)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

Results for the three months ended June 30, 2011 and 2010 include the recognition of net investment gains of $177 million and $79 million, respectively, and for the six months ended June 30, 2011 and 2010 include the recognition of net investment gains of $160 million and $331 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended June 30, 2011 and 2010 include net investment losses of $14 million and gains of $46 million, respectively, and for the six months ended June 30, 2011 and 2010 include net investment losses of $33 million and gains of $86 million, respectively, primarily related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2011 and 2010 include increases of $178 million and $144 million, respectively, and for the six months ended June 30, 2011 and 2010 include increases of $144 million and $464 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $15 million and $19 million for the three months ended June 30, 2011 and 2010, respectively, and net losses of $17 million and $47 million for the six months ended June 30, 2011 and 2010, respectively. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million and $10 million as of June 30, 2011 and 2010, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $13 million and $29 million, for the three months ended June 30, 2011 and 2010, respectively, and increases of $14 million and $78 million for the six months ended June 30, 2011 and 2010, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2011 and December 31, 2010, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of June 30, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,017	$0	$		$7,017
Obligations of U.S. states and their political subdivisions	0	1,762	0			1,762
Foreign government bonds	0	67,560	13			67,573
Corporate securities	6	91,787	783			92,576
Asset-backed securities	0	5,396	2,178			7,574
Commercial mortgage-backed securities	0	8,774	105			8,879
Residential mortgage-backed securities	0	7,503	18			7,521

Subtotal	6	189,799	3,097			192,902
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	310	0			310
Obligations of U.S. states and their political subdivisions	0	227	0			227
Foreign government bonds	0	634	0			634
Corporate securities	0	10,419	84			10,503
Asset-backed securities	0	917	410			1,327
Commercial mortgage-backed securities	0	2,411	14			2,425
Residential mortgage-backed securities	0	1,497	2			1,499
Equity securities	810	133	58			1,001
Short-term investments and cash equivalents	587	50	0			637

Subtotal	1,397	16,598	568			18,563
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	137	0			137
Obligations of U.S. states and their political subdivisions	146	0	0			146
Foreign government bonds	1	42	0			43
Corporate securities	7	136	40			183
Asset-backed securities	0	475	77			552
Commercial mortgage-backed securities	0	83	18			101
Residential mortgage-backed securities	(1)	150	15			164
Equity securities	264	34	165			463
All other	62	7,670	94		(5,999)	1,827

Subtotal	479	8,727	409		(5,999)	3,616
Equity securities, available for sale	2,366	2,180	1,476			6,022
Commercial mortgage and other loans	0	112	144			256
Other long-term investments	54	136	1,230			1,420
Short-term investments	3,298	2,836	0			6,134
Cash equivalents	2,508	5,502	0			8,010
Other assets(4)	2,554	(27)	9		(2)	2,534

Subtotal excluding separate account assets	12,662	225,863	6,933		(6,001)	239,457
Separate account assets(3)	45,467	159,889	17,536			222,892

Total assets	$58,129	$385,752	$24,469		$(6,001)	$462,349

Future policy benefits	$0	$0	$(423)	$		$(423)
Long-term debt	0	0	0			0
Other liabilities	2	6,561	2		(5,723)	842

Total liabilities	$2	$6,561	$(421)		$(5,723)	$419

	Closed Block Business as of June 30, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,716	$0	$		$5,716
Obligations of U.S. states and their political subdivisions	0	660	0			660
Foreign government bonds	0	649	14			663
Corporate securities	0	27,607	495			28,102
Asset-backed securities	0	3,519	755			4,274
Commercial mortgage-backed securities	0	3,730	0			3,730
Residential mortgage-backed securities	0	2,038	2			2,040

Subtotal	0	43,919	1,266			45,185
Trading account assets supporting insurance liabilities	0	0	0			0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0			0
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	0	0	0			0
Corporate securities	0	126	0			126
Asset-backed securities	0	36	0			36
Commercial mortgage-backed securities	0	0	0			0
Residential mortgage-backed securities	1	0	0			1
Equity securities	0	0	0			0
All other	0	0	0			0

Subtotal	1	162	0			163
Equity securities, available for sale	3,463	1	185			3,649
Commercial mortgage and other loans	0	0	0			0
Other long-term investments	(7)	(148)	0			(155)
Short-term investments	966	136	0			1,102
Cash equivalents	91	571	0			662
Other assets	0	108	0			108

Subtotal excluding separate account assets	4,514	44,749	1,451			50,714
Separate account assets(3)	0	0	0			0

Total assets	$4,514	$44,749	$1,451	$		$50,714

Future policy benefits	$0	$0	$0		$0	$0
Long-term debt	0	0	0		0	0
Other liabilities	0	0	0		0	0

Total liabilities	$0	$0	$0		$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 3% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	The negative Other Assets amounts for Financial Services Businesses reflect the impact of inter-company eliminations.

	Financial Services Businesses as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,264	$0	$		$5,264
Obligations of U.S. states and their political subdivisions	0	1,574	0			1,574
Foreign government bonds	0	49,549	13			49,562
Corporate securities	5	69,843	694			70,542
Asset-backed securities	0	5,713	1,348			7,061
Commercial mortgage-backed securities	0	8,128	130			8,258
Residential mortgage-backed securities	0	7,525	20			7,545

Subtotal	5	147,596	2,205			149,806
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	151	35			200
Asset-backed securities	0	574	50			624
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	392	142	26			560
All other	33	7,899	134		(5,904)	2,162

Subtotal	558	9,133	282		(5,904)	4,069
Equity securities, available for sale	1,038	2,788	322			4,148
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	169	768			974
Short-term investments	2,171	1,641	0			3,812
Cash equivalents	2,332	6,359	0			8,691
Other assets	2,785	(107)	(2)			2,676

Subtotal excluding separate account assets	10,467	183,610	4,122		(5,904)	192,295
Separate account assets(3)	43,273	148,711	15,792			207,776

Total assets	$53,740	$332,321	$19,914		$(5,904)	$400,071

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,736	2		(5,712)	1,027

Total liabilities	$1	$6,736	$(202)		$(5,712)	$823

	Closed Block Business as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,034	$0	$	$6,034
Obligations of U.S. states and their political subdivisions	0	657	0		657
Foreign government bonds	0	663	14		677
Corporate securities	0	27,182	493		27,675
Asset-backed securities	0	3,525	405		3,930
Commercial mortgage-backed securities	0	3,779	0		3,779
Residential mortgage-backed securities	0	2,422	3		2,425

Subtotal	0	44,262	915		45,177
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	118	0		118
Asset-backed securities	0	33	4		37
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	1	0	0		1
All other	0	0	0		0

Subtotal	1	151	4		156
Equity securities, available for sale	3,420	140	33		3,593
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	(40)	0		(40)
Short-term investments	1,136	28	0		1,164
Cash equivalents	143	302	0		445
Other assets	0	107	11		118

Subtotal excluding separate account assets	4,700	44,950	963		50,613
Separate account assets(3)	0	0	0		0

Total assets	$4,700	$44,950	$963	$	$50,613

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	1		1

Total liabilities	$0	$0	$1	$	$1

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

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

Level 3 fixed maturity securities included approximately $3.4 billion as of June 30, 2011 and $2.1 billion as of December 31, 2010 of public fixed maturities, with values primarily based on non-binding broker quotes, and approximately $1.7 billion as of June 30, 2011 and $1.4 billion as of December 31, 2010 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of June 30, 2011 and December 31, 2010, respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.3 billion as of both June 30, 2011 and December 31, 2010.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. Derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $84 million and $2 million, respectively, as of June 30, 2011 and $126 million and $3 million, respectively, as of December 31, 2010, without giving consideration to the impact of netting.

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

We are also required to incorporate the market-perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of June 30, 2011 generally ranged from 60 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position. As of June 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for the market’s perception of our own non-performance risk, was a net liability of $530 million. This net liability was comprised of $1,618 million of embedded derivative liabilities net of $1,088 million of assets. For the second quarter of 2011, our adjustment for the market’s perception of our own non-performance risk increased $341 million for the Individual Annuities segment primarily driven by widening non-performance spreads and a higher base of embedded derivative liabilities. At June 30, 2011, our adjustment for the market’s perception of our own non-performance risk resulted in a $939 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of those embedded derivatives in a liability position.

The change in fair value of the GMAB, GMWB and GMIWB resulted in an increase in the net asset of $219 million, from $204 million as of December 31, 2010 to $423 million as of June 30, 2011. The increase primarily reflects widening non-performance spreads on those embedded derivatives in a liability position, primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months and six months ended June 30, 2011 related to foreign currency translation losses on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities that reflected adverse financial conditions of the respective issuers. Other-than-temporary impairments for the three months and six months ended June 30, 2010 primarily related to asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities that reflected adverse financial conditions of the respective issuers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$253	$1,365	$173	$1,480
Closed Block Business	215	421	245	695

Consolidated realized investment gains (losses), net	$468	$1,786	$418	$2,175

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(33)	$(60)	$(37)	$(277)
Equity securities	(19)	10	(16)	0
Commercial mortgage and other loans	20	8	26	(7)
Derivative instruments	233	1,424	135	1,782
Other	52	(17)	65	(18)

Total	$253	$1,365	$173	$1,480

Related adjustments(1)	(95)	(113)	(371)	(161)

Realized investment gains (losses), net, and related adjustments	158	1,252	(198)	1,319

Related charges(2)	(169)	(632)	(173)	(759)

Realized investment gains (losses), net, and related charges and adjustments	$(11)	$620	$(371)	$560

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$12	$38	$41	$32
Equity securities	137	48	196	99
Commercial mortgage and other loans	3	6	8	14
Derivative instruments	64	330	1	548
Other	(1)	(1)	(1)	2

Total	$215	$421	$245	$695

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “Other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2011 to 2010 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the second quarter of 2011 were $253 million, compared to net realized investment gains of $1,365 million in the second quarter of 2010.

Net realized losses on fixed maturity securities were $33 million in the second quarter of 2011, compared to net realized losses of $60 million in the second quarter of 2010, as set forth in the following table:

	Three Months Ended June 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net-Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$171	$123
Private bond prepayment premiums	6	1

Total gross realized investment gains	177	124

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(129)	(123)
Gross losses on sales and maturities(1)	(79)	(41)
Credit related losses on sales	(2)	(20)

Total gross realized investment losses	(210)	(184)

Realized investment gains (losses), net-Fixed Maturity Securities	$(33)	$(60)

Net gains (losses) on sales and maturities-Fixed Maturity Securities(1)	$92	$82

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $92 million in the second quarter of 2011 and were primarily due to sales within our Individual Annuities and Retirement segments. Net gains on sales and maturities in the second quarter of 2011 included $4 million related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the second quarter of 2010 were $82 million primarily due to sales within our Individual Annuities and Retirement segments. Net gains on sales and maturities in the second quarter of 2010 included $3 million related to asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both 2011 and 2010 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarters of 2011 and 2010.

Net realized losses on equity securities were $19 million in the second quarter of 2011, which included other-than-temporary impairments of $32 million, partially offset by net trading gains on sales of equity securities of $13 million. Net trading gains in the second quarter of 2011 were primarily due to sales within our Individual Life business and our Corporate and Other operations. Net realized gains on equity securities were $10 million in the second quarter of 2010, of which net trading gains on sales of equity securities were $15 million, partially offset by other-than-temporary impairments of $5 million. Net trading gains in the second quarter of 2010 were due to sales within our Corporate and Other and International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarters of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the second quarter of 2011 were $20 million, primarily related to a net decrease in the loan loss reserve of $92 million, which was partially offset by realized losses on related restructurings and sales, primarily within our commercial mortgage operations and International Insurance business. Net realized gains on commercial mortgage and other loans in the second quarter of 2010 were $8 million primarily related to a net decrease in the loan loss reserve of $35 million, partially offset by mark-to-market losses on our interim loan portfolio within our commercial mortgage operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $233 million in the second quarter of 2011, compared to net realized gains of $1,424 million in the second quarter of 2010. The net derivative gains in the second quarter of 2011 primarily reflect net gains of $198 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to the net derivative gains were net mark-to-market gains of $143 million on interest rate derivatives used to manage duration as interest rates declined. Partially offsetting these gains were net losses of $76 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily due to the weakening of the U.S. dollar against the Japanese yen, and $32 million on currency derivatives used to hedge foreign denominated investments. The net derivative gains in the second quarter of 2010 primarily reflect net gains of $960 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains were net derivative gains of $370 million on interest rate derivatives used to manage duration and net gains of $112 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains were net losses of $88 million on currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen.

Net realized gains on other investments were $52 million in the second quarter of 2011, which included a $61 million gain on a partial sale of a real estate seed investment, partially offset by other-than-temporary impairments of $13 million on real estate and joint ventures and partnerships investments. Net realized losses on other investments were $17 million in the second quarter of 2010, which included $21 million of other other-than-temporary impairments on joint ventures and partnerships investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net negative adjustment of $95 million in the second quarter of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $96 million driven by $76 million of gains that represent a principal source of earnings for certain of our businesses, including $61 million from the partial sale of a real estate seed investment, and $59 million of gains primarily from settlements on interest rate and currency swaps, partially offset by $39 million of losses related to the termination of swaps used to hedge foreign-denominated earnings. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details on these adjustments.

Related adjustments to realized investment gains (losses) were a net negative adjustment of $113 million in the second quarter of 2010. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $83 million driven by $61 million of gains primarily from settlements on interest rate and currency swaps and $31 million of gains that represent principal source of earnings for certain of our businesses, partially offset by $12 million of losses related to the termination of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” that are excluded from adjusted operating income were a net negative adjustment of $30 million, driven by $44 million of losses on other trading account assets, partially offset by $14 million of gains related to changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and certain other adjustments. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details on these adjustments.

During the second quarter of 2011, we recorded other-than-temporary impairments of $174 million in earnings, compared to other-than-temporary impairments of $149 million recorded in earnings in the second quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Financial Services Businesses(1)
Public fixed maturity securities	$63	$93
Private fixed maturity securities	66	30

Total fixed maturity securities	129	123
Equity securities	32	5
Other invested assets(2)	13	21

Total	$174	$149

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$28	$43	$71
Due to other accounting guidelines(3)	0	58	58

Total	$28	$101	$129

	Three Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$38	$29	$67
Due to other accounting guidelines(3)	0	56	56

Total	$38	$85	$123

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity.

Fixed maturity other-than-temporary impairments in the second quarter of 2011 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the energy and services sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, impairments would be recorded in earnings. As of June 30, 2011, gross unrealized losses related to those securities maturing between July 1, 2011 and December 31, 2013 are $266 million. Based on June 30, 2011 fair values, absent a change in currency rates, impairments of approximately $82 million would be recorded in earnings over the remaining six months of 2011 and approximately $74 million in 2012. During the second quarter of 2011, we recorded other-than-temporary impairments of $57 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the second quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, the services sector of our corporate securities and Japanese commercial mortgage-backed securities. These other-than-temporary impairments were primarily driven by impairment of securities with unrealized foreign currency translation losses that are approaching maturity or liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarters of both 2011 and 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the second quarter of 2011 were $215 million, compared to net realized investment gains of $421 million in the second quarter of 2010.

Net realized gains on fixed maturity securities were $12 million in the second quarter of 2011, compared to net realized gains of $38 million in the second quarter of 2010, as set forth in the following table:

	Three Months Ended June 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$66	$51
Private bond prepayment premiums	1	3

Total gross realized investment gains	67	54

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(24)	(16)
Gross losses on sales and maturities(1)	(29)	0
Credit related losses on sales	(2)	0

Total gross realized investment losses	(55)	(16)

Realized investment gains (losses), net–Fixed Maturity Securities	$12	$38

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$37	$51

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $37 million in the second quarter of 2011. Net gains on sales and maturities in the second quarter of 2011 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities were $51 million in the second quarter of 2010. Net gains on sales and maturities in the second quarter of 2010 included $4 million related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarters of 2011 and 2010.

Net realized gains on equity securities were $137 million in the second quarter of 2011, which included net trading gains on sales of equity securities of $142 million, partially offset by other-than-temporary impairments of $5 million. Net realized gains on equity securities were $48 million in the second quarter of 2010, which included net trading gains on sales of equity securities of $50 million, partially offset by other-than-temporary impairments of $2 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarters of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the second quarter of 2011 were $3 million primarily related to a net decrease in the loan loss reserve, which was partially offset by realized losses on related foreclosures. Commercial mortgage and other loans net realized gains in the second quarter of 2010 were $6 million primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $64 million in the second quarter of 2011, compared to net realized gains of $330 million in the second quarter of 2010. Derivative gains in the second quarter of 2011 primarily reflect net mark-to-market gains of $109 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net losses of $44 million related to currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro. Derivative gains in the second quarter of 2010 primarily reflect net mark-to-market gains of $180 million on interest rate derivatives used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $143 million on currency derivatives used to hedge foreign denominated investments.

During the second quarter of 2011, we recorded other-than-temporary impairments of $29 million in earnings, compared to other-than-temporary impairments of $19 million recorded in earnings in the second quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Closed Block Business(1)
Public fixed maturity securities	$20	$15
Private fixed maturity securities	4	1

Total fixed maturity securities	24	16
Equity securities	5	2
Other invested assets(2)	0	1

Total	$29	$19

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$17	$3	$20
Due to other accounting guidelines	3	1	4

Total	$20	$4	$24

	Three Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$10	$3	$13
Due to other accounting guidelines	0	3	3

Total	$10	$6	$16

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the second quarters of 2011 and 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarters of 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2011 to 2010 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first six months of 2011 were $173 million, compared to net realized investment gains of $1,480 million in the first six months of 2010.

Net realized losses on fixed maturity securities were $37 million in the first six months of 2011, compared to net realized losses of $277 million in the first six months of 2010, as set forth in the following table:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$294	$166
Private bond prepayment premiums	16	8

Total gross realized investment gains	310	174

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(208)	(339)
Gross losses on sales and maturities(1)	(136)	(88)
Credit related losses on sales	(3)	(24)

Total gross realized investment losses	(347)	(451)

Realized investment gains (losses), net–Fixed Maturity Securities	$(37)	$(277)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$158	$78

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2011 were $158 million primarily due to sales within our Retirement and Individual Annuities segments. Net gains on sales and maturities in the first six months of 2011 included $32 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2010 were $78 million primarily due to sales within our Individual Annuities and

Retirement segments. Net gains on sales and maturities in the first six months of 2010 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both 2011 and 2010 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2011 and 2010.

Net realized losses on equity securities were $16 million in the first six months of 2011. The first six months of 2011 included other-than-temporary equity securities impairments of $45 million, partially offset by net trading gains on sales of equity securities of $29 million. Net trading gains in the first six months of 2011 were primarily due to sales within our International Insurance business, Individual Life business, and our Corporate and Other operations. The first six months of 2010 included other-than-temporary equity securities impairments of $71 million, offset by net trading gains on sales of equity securities of $71 million. Net trading gains in the first six months of 2010 were due to private equity sales within our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first six months of 2011 were $26 million, primarily related to a net decrease in the loan loss reserve of $104 million, which was partially offset by realized losses on related restructurings and sales within our commercial mortgage operations and International Insurance business. Net realized losses on commercial mortgage and other loans in the first six months of 2010 were $7 million primarily related to mark-to-market losses on our interim loan portfolio within our commercial mortgage operations, partially offset by a net decrease in the loan loss reserve of $64 million. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $135 million in the first six months of 2011, compared to net realized gains of $1,782 million in the first six months of 2010. The net derivative gains in the first six months of 2011 primarily reflect net gains of $226 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to these gains are net gains of $23 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net losses of $63 million on currency derivatives used to hedge foreign denominated investments, net losses of $32 million on credit derivatives as credit spreads tightened, and net losses of $23 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen. The net derivative gains in the first six months of 2010 primarily reflect net gains of $1,128 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $492 million on interest rate derivatives used to manage duration, and net gains of $150 million on currency derivatives used to hedge foreign denominated investments. Partially offsetting these gains were net losses of $84 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen.

Net realized gains on other investments were $65 million in the first six months of 2011, which included a $61 million gain on the partial sale of a real estate seed investment, partially offset by other other-than-temporary impairments of $16 million on real estate and joint venture and partnership investments. Net realized losses on other investments were $18 million in the first six months of 2010, which included $27 million of other other-than-temporary impairments on joint ventures and partnerships investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net negative adjustment of $371 million for the first six months of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $150 million, driven by $123 million of gains primarily from settlements on interest rate and currency swaps and $104 million of gains that represent a principal source of earnings for certain of our businesses, including $61 million from the partial sale of a real estate seed investment, partially offset by $77 million of losses related to the termination of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” that are excluded from adjusted operating income were a net negative adjustment of $221 million, driven by $214 million of losses related to changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and certain other adjustments, including a $95 million loss from an out of period adjustment related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by our Gibraltar Life operations. Also contributing to these adjustments for the first six months of 2011 was a $65 million loss related to our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. Any subsequent recoveries of this settlement will also be included as a related adjustment to realized investment gains (losses), net. See Note 15 to the Unaudited Interim Consolidated Financial Statements for further details. These losses were partially offset by $57 million of gains on other trading account assets. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details on these adjustments.

Related adjustments to realized investment gains (losses) were a net negative adjustment of $161 million in the first six months of 2010. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $113 million, driven by $131 million of gains primarily from settlements on interest rate and currency swaps and $10 million of gains that represent principal source of earnings for certain of our businesses, partially offset by $31 million of losses related to the termination of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” that are excluded from adjusted operating income were a net negative adjustment of $48 million, driven by $43 million of losses related to changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and certain other adjustments. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details on these adjustments.

During the first six months of 2011, we recorded other-than-temporary impairments of $269 million in earnings, compared to total other-than-temporary impairments of $437 million recorded in earnings in the first six months of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Financial Services Businesses(1)
Public fixed maturity securities	$128	$223
Private fixed maturity securities	80	116

Total fixed maturity securities	208	339
Equity securities	45	71
Other invested assets(2)	16	27

Total	$269	$437

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Six Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$49	$66	$115
Due to other accounting guidelines(3)	10	83	93

Total	$59	$149	$208

	Six Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$79	$154	$233
Due to other accounting guidelines(3)	9	97	106

Total	$88	$251	$339

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first six months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the services and energy sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings. As of June 30, 2011, gross unrealized losses related to those securities, maturing between July 1, 2011 and December 31, 2013 are $266 million. Based on June 30, 2011 fair values, absent a change in currency rates, impairments of approximately $82 million would be recorded in earnings over the remaining six months of 2011 and approximately $74 million in 2012. During the first six months of 2011 we recorded other-than-temporary impairments of $77 million related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first six months of 2010 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities. These other-than-temporary impairments were primarily driven by impairment of securities with unrealized foreign currency translation losses that are approaching maturity or liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater. Equity security other-than-temporary impairments in the first six months of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2011 were $245 million, compared to net realized investment gains of $695 million in the first six months of 2010.

Net realized gains on fixed maturity securities were $41 million in the first six months of 2011, compared to net realized gains of $32 million in the first six months of 2010, as set forth in the following table:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$127	$89
Private bond prepayment premiums	5	4

Total gross realized investment gains	132	93

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(49)	(54)
Gross losses on sales and maturities(1)	(40)	(6)
Credit related losses on sales	(2)	(1)

Total gross realized investment losses	(91)	(61)

Realized investment gains (losses), net–Fixed Maturity Securities	$41	$32

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$87	$83

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2011 were $87 million. Net gains on sales and maturities in the first six months of 2011 included $1 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $83 million in the first six months of 2010 were primarily due to sales related to our total return strategy. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2011 and 2010.

Net realized gains on equity securities were $196 million in the first six months of 2011, which included net trading gains on sales of equity securities of $210 million, partially offset by other-than-temporary impairments of $14 million. Net realized gains on equity securities were $99 million in the first six months of 2010, which included net trading gains on sales of equity securities of $104 million, partially offset by other-than-temporary impairments of $5 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first six months of 2011 were $8 million, primarily related to a net decrease in the loan loss reserve of $17 million which was partially offset by realized losses on related foreclosures. Net realized gains on commercial mortgage and other loans of $14 million in the first six months of 2010 were primarily related to a net decrease in the loan loss reserve of $19 million. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1 million in the first six months of 2011, compared to net realized gains of $548 million in the first six months of 2010. Derivative gains in the first six months of 2011 primarily reflect net gains of $109 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net gains of $9 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net derivative losses of $111 million on foreign currency forward contracts used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro, and net losses of $6 million on credit derivatives as credit spreads generally tightened. Derivative gains in the first six months of 2010 primarily reflect net mark-to-market gains of $313 million on interest rate derivatives used to manage duration. Also contributing to the net derivative gains in 2010 were net derivative gains of $224 million on currency derivatives used to hedge foreign denominated investments.

Net realized losses on other investments were $1 million in the first six months of 2011, which included $1 million of trading losses related to the sale of investments. Net realized gains on other investments were $2 million in the first six months of 2010, which included $5 million of other-than-temporary impairments on joint ventures and partnerships investments.

During the first six months of 2011, we recorded other-than-temporary impairments of $63 million in earnings, compared to other-than-temporary impairments of $64 million recorded in earnings in the first six months of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Closed Block Business(1)
Public fixed maturity securities	$43	$45
Private fixed maturity securities	6	9

Total fixed maturity securities	49	54
Equity securities	14	5
Other invested assets(2)	0	5

Total	$63	$64

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$35	$10	$45
Due to other accounting guidelines	3	1	4

Total	$38	$11	$49

	Six Months Ended June 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$32	$18	$50
Due to other accounting guidelines	0	4	4

Total	$32	$22	$54

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first six months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first six months of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

On February 1, 2011, Prudential Financial completed the acquisition from AIG of the Star and Edison Businesses. Our Financial Services Businesses’ general account portfolio as of June 30, 2011 includes $43,486 million of invested assets at carrying value of the Star and Edison Businesses, which consists of $37,155 million of fixed maturity securities, $1,785 million of other long-term investments, $1,713 million of equity securities, $1,243 million of short-term investments, $822 million of commercial mortgage and other loans, $559 million of policy loans, and $209 million of trading account assets, primarily supporting insurance liabilities. The portfolio for the Star and Edison Businesses is in the process of being repositioned in order to improve the interest rate exposure profile relative to liabilities, diversify credit and risk asset exposures, and reduce unhedged currency positions. We expect to substantially complete the repositioning by year-end 2011.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	June 30, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$165,761	$29,829	$195,590	59.7%
Public, held to maturity, at amortized cost	3,781	0	3,781	1.2
Private, available for sale, at fair value	25,078	15,356	40,434	12.3
Private, held to maturity, at amortized cost	1,310	0	1,310	0.4
Trading account assets supporting insurance liabilities, at fair value	18,563	0	18,563	5.7
Other trading account assets, at fair value	1,177	163	1,340	0.4
Equity securities, available for sale, at fair value	6,009	3,649	9,658	2.9
Commercial mortgage and other loans, at book value	23,606	8,816	32,422	9.9
Policy loans, at outstanding balance	6,046	5,326	11,372	3.5
Other long-term investments(1)	4,813	1,580	6,393	1.9
Short-term investments(2)	5,659	1,102	6,761	2.1

Total general account investments	261,803	65,821	327,624	100.0%

Invested assets of other entities and operations(3)	7,885	0	7,885

Total investments	$269,688	$65,821	$335,509

	December 31, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$124,577	$30,499	$155,076	56.3%
Public, held to maturity, at amortized cost	3,940	0	3,940	1.4
Private, available for sale, at fair value	23,108	14,678	37,786	13.7
Private, held to maturity, at amortized cost	1,286	0	1,286	0.5
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	6.5
Other trading account assets, at fair value	1,220	156	1,376	0.5
Equity securities, available for sale, at fair value	4,135	3,593	7,728	2.8
Commercial mortgage and other loans, at book value	21,901	8,507	30,408	11.0
Policy loans, at outstanding balance	5,290	5,377	10,667	3.9
Other long-term investments(1)	2,988	1,582	4,570	1.6
Short-term investments(2)	3,698	1,164	4,862	1.8

Total general account investments	209,914	65,556	275,470	100.0%

Invested assets of other entities and operations(3)	8,442	0	8,442

Total investments	$218,356	$65,556	$283,912

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of June 30, 2011, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first six months of 2011 was primarily due to the acquisition of the Star and Edison Businesses, portfolio growth as a result of reinvestment of net investment income, and a net increase in fair value driven by a decrease in risk-free rates. The general account investments attributable to the Closed Block Business remained relatively constant in the first six months of 2011 primarily due to portfolio growth as a result of reinvestment of net investment income and an increase in fair value driven by a decrease in risk-free rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 49% and 38% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of June 30, 2011 and December 31, 2010, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$100,644	$60,115
Public, held to maturity, at amortized cost	3,781	3,940
Private, available for sale, at fair value	4,322	3,304
Private, held to maturity, at amortized cost	1,310	1,286
Trading account assets supporting insurance liabilities, at fair value	1,749	1,518
Other trading account assets, at fair value	702	702
Equity securities, available for sale, at fair value	3,351	1,612
Commercial mortgage and other loans, at book value	5,253	4,202
Policy loans, at outstanding balance	2,707	2,083
Other long-term investments (1)	3,083	1,320
Short-term investments	1,691	211

Total Japanese general account investments (2)	$128,593	$80,293

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of June 30, 2011, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 9 years. The increase in general account investments related to our Japanese insurance operations in the first six months of 2011 was primarily attributable to the impact of the acquisition of the Star and Edison Businesses and portfolio growth as a result of business inflows.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2011, our Japanese insurance operations had $34.1 billion, at fair value, of investments denominated in U.S. dollars, including $3.3 billion that were hedged to yen through third party derivative contracts and $23.8 billion that support liabilities denominated in U.S. dollars. As of December 31, 2010, our Japanese insurance operations had $18.2 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.7 billion that support liabilities denominated in U.S. dollars. The $15.9 billion increase of U.S. dollar investments at fair value from December 31, 2010 is primarily driven by $11.7 billion from the Star and Edison Businesses’ U.S. dollar denominated assets supporting U.S. dollar liabilities. For additional information regarding U.S. dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.87%	$1,791	5.57%	$559	4.17%	$2,350
Trading account assets supporting insurance liabilities	4.21	193	0.00	0	4.21	193
Equity securities	5.95	82	3.62	26	5.15	108
Commercial mortgage and other loans	5.48	317	6.28	136	5.70	453
Policy loans	4.61	69	6.09	81	5.31	150
Short-term investments and cash equivalents	0.48	14	0.58	1	0.49	15
Other investments	4.56	69	8.16	36	5.38	105

Gross investment income before investment expenses	3.96	2,535	5.67	839	4.28	3,374
Investment expenses	(0.12)	(60)	(0.25)	(37)	(0.14)	(97)

Investment income after investment expenses	3.84%	2,475	5.42%	802	4.14%	3,277

Investment results of other entities and operations(2)		50		0		50

Total investment income		$2,525		$802		$3,327

	Three Months Ended June 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.28%	$1,457	5.78%	$579	4.62%	$2,036
Trading account assets supporting insurance liabilities	4.40	183	0.00	0	4.40	183
Equity securities	6.71	56	3.17	22	5.11	78
Commercial mortgage and other loans	5.76	303	6.49	133	5.96	436
Policy loans	4.77	57	6.20	83	5.52	140
Short-term investments and cash equivalents	0.31	9	0.78	1	0.32	10
Other investments	3.94	40	4.70	23	4.18	63

Gross investment income before investment expenses	4.27	2,105	5.73	841	4.60	2,946
Investment expenses	(0.12)	(50)	(0.23)	(35)	(0.15)	(85)

Investment income after investment expenses	4.15%	2,055	5.50%	806	4.45%	2,861

Investment results of other entities and operations(2)		51		0		51

Total investment income		$2,106		$806		$2,912

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, partially offset by higher income from our investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account, for the periods indicated.

	Six Months Ended June 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.96%	$3,389	5.61%	$1,123	4.27%	$4,512
Trading account assets supporting insurance liabilities	4.27	385	0.00	0	4.27	385
Equity securities	5.61	136	3.14	45	4.69	181
Commercial mortgage and other loans	5.66	637	6.40	273	5.86	910
Policy loans	4.67	133	6.09	161	5.35	294
Short-term investments and cash equivalents	0.42	25	0.65	2	0.42	27
Other investments	5.00	134	9.39	81	6.07	215

Gross investment income before investment expenses	4.03	4,839	5.72	1,685	4.37	6,524
Investment expenses	(0.12)	(113)	(0.25)	(73)	(0.14)	(186)

Investment income after investment expenses	3.91%	4,726	5.47%	1,612	4.23%	6,338

Investment results of other entities and operations(2)		107		0		107

Total investment income		$4,833		$1,612		$6,445

	Six Months Ended June 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.30%	$2,894	5.87%	$1,166	4.66%	$4,060
Trading account assets supporting insurance liabilities	4.54	370	0.00	0	4.54	370
Equity securities	6.55	109	2.89	39	4.91	148
Commercial mortgage and other loans	5.76	602	6.49	265	5.96	867
Policy loans	4.80	114	6.31	168	5.60	282
Short-term investments and cash equivalents	0.27	17	0.53	2	0.28	19
Other investments	3.86	80	3.82	35	3.85	115

Gross investment income before investment expenses	4.27	4,186	5.75	1,675	4.61	5,861
Investment expenses	(0.12)	(100)	(0.23)	(69)	(0.15)	(169)

Investment income after investment expenses	4.15%	4,086	5.52%	1,606	4.46%	5,692

Investment results of other entities and operations(2)		92		0		92

Total investment income		$4,178		$1,606		$5,784

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’ portfolio for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, partially offset by higher income from joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.38%	$1,059	5.44%	$1,039
Trading account assets supporting insurance liabilities	4.51	187	4.65	178
Equity securities	9.81	51	9.89	46
Commercial mortgage and other loans	5.89	265	6.00	261
Policy loans	5.65	46	5.39	40
Short-term investments and cash equivalents	0.27	5	0.30	8
Other investments	6.31	34	5.02	23

Gross investment income before investment expenses	5.12	1,647	5.07	1,595
Investment expenses	(0.10)	(18)	(0.11)	(25)

Investment income after investment expenses	5.02%	1,629	4.96%	1,570

Investment results of other entities and operations (2)		50		51

Total investment income		$1,679		$1,621

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services and asset management operations.

The net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio for the three months ended June 30, 2011, is higher than net investment income yield for the three months ended June 30, 2010 as the impact of higher income from our joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, was partially offset by lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.42%	$2,116	5.50%	$2,071
Trading account assets supporting insurance liabilities	4.74	368	4.74	357
Equity securities	9.08	92	9.75	88
Commercial mortgage and other loans	6.06	537	6.00	518
Policy loans	5.66	91	5.43	81
Short-term investments and cash equivalents	0.27	12	0.27	15
Other investments	5.00	53	3.28	31

Gross investment income before investment expenses	5.13	3,269	5.06	3,161
Investment expenses	(0.11)	(45)	(0.11)	(49)

Investment income after investment expenses	5.02%	3,224	4.95%	3,112

Investment results of other entities and operations(2)		107		92

Total investment income		$3,331		$3,204

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, is primarily the result of higher income from our joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets, partially offset by lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.75%	$732	2.80%	$418
Trading account assets supporting insurance liabilities	1.30	6	1.49	5
Equity securities	3.62	31	2.85	10
Commercial mortgage and other loans	4.04	52	4.61	42
Policy loans	3.35	23	3.73	17
Short-term investments and cash equivalents	0.87	9	0.32	1
Other investments	3.61	35	3.07	17

Gross investment income before investment expenses	2.78	888	2.86	510
Investment expenses	(0.13)	(42)	(0.14)	(25)

Total investment income	2.65%	$846	2.72%	$485

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, is primarily attributable to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, partially offset by higher income from our investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average amortized cost of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2011, and 2010, was approximately $24.8 billion and $11.6 billion, respectively. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Yield(1)(2)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.73%	$1,273	2.78%	$823
Trading account assets supporting insurance liabilities	2.01	17	2.08	13
Equity securities	3.13	44	2.80	21
Commercial mortgage and other loans	4.17	100	4.60	84
Policy loans	3.38	42	3.74	33
Short-term investments and cash equivalents	0.77	13	0.31	2
Other investments	5.01	81	4.35	49

Gross investment income before investment expenses	2.81	1,570	2.89	1,025
Investment expenses	(0.12)	(68)	(0.14)	(54)

Total investment income	2.69%	$1,502	2.75%	$971

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields are weighted for four months of income and assets related to the Star and Edison Businesses.

The decrease in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, is primarily attributable to lower fixed maturity reinvestment rates and lower risk-free rates in both the U.S. and Japan. The impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates was partially offset by higher income from our investments in joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average amortized cost of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2011 and 2010 was approximately $21.3 billion and $11.4 billion, respectively. For additional information regarding U.S. dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

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

As of June 30, 2011, our consolidated direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece and Spain was in aggregate approximately $595 million, based on amortized cost, substantially all within the Financial Services Businesses and primarily representing Italian government securities owned by our Italian insurance operations.

As of June 30, 2011, our consolidated direct investment exposure in Turkey, United Arab Emirates, Israel, Saudi Arabia, Bahrain, Qatar, Kuwait and Tunisia was in aggregate approximately $500 million, based on amortized cost, primarily within the Financial Services Businesses, and included approximately $135 million of investment exposure in Israel. We had no material direct investment exposure in Egypt or Libya as of June 30, 2011.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$25,890	$1,692	$559	$27,023	$21,590	$1,538	$539	$22,589
Utilities	14,023	893	343	14,573	11,153	851	179	11,825
Finance	20,013	759	276	20,496	11,213	385	331	11,267
Services	11,544	729	325	11,948	10,170	612	333	10,449
Energy	6,979	396	155	7,220	5,356	364	168	5,552
Transportation	5,036	261	59	5,238	3,625	240	62	3,803
Retail and wholesale	5,020	238	130	5,128	4,110	214	138	4,186
Other	1,528	43	64	1,507	1,359	62	62	1,359

Total corporate securities	90,033	5,011	1,911	93,133	68,576	4,266	1,812	71,030
Foreign government(3)	65,581	3,348	73	68,856	48,016	2,915	86	50,845
Residential mortgage- backed	7,337	399	51	7,685	7,504	397	51	7,850
Asset-backed securities(4)	9,245	173	881	8,537	8,790	168	969	7,989
Commercial mortgage- backed	8,707	604	53	9,258	8,142	592	63	8,671
U.S. government	6,410	533	101	6,842	4,807	464	67	5,204
State & municipal(5)	1,831	62	23	1,870	1,601	24	52	1,573

Total(6)(7)	$189,144	$10,130	$3,093	$196,181	$147,436	$8,826	$3,100	$153,162

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $310 million of gross unrealized gains and $60 million of gross unrealized losses as of June 30, 2011, compared to $319 million of gross unrealized gains and $68 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(3)	As of June 30, 2011 and December 31, 2010, based on amortized cost, 83% represents Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% and 8%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010 to June 30, 2011 was primarily due to a net decrease in risk-free rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$7,840	$811	$36	$8,615	$7,940	$754	$66	$8,628
Utilities	5,458	549	26	5,981	5,566	510	42	6,034
Services	4,523	443	25	4,941	4,562	377	35	4,904
Finance	2,997	163	27	3,133	2,723	125	53	2,795
Energy	1,817	191	3	2,005	1,887	184	6	2,065
Retail and wholesale	1,557	177	6	1,728	1,641	166	21	1,786
Transportation	1,559	118	9	1,668	1,349	102	19	1,432
Other	28	3	0	31	29	2	0	31

Total corporate securities	25,779	2,455	132	28,102	25,697	2,220	242	27,675
Asset-backed securities(2)	4,923	68	717	4,274	4,570	60	701	3,929
Commercial mortgage- backed	3,558	174	2	3,730	3,615	170	6	3,779
U.S. government	5,734	192	210	5,716	6,066	197	228	6,035
Residential mortgage- backed	1,929	127	16	2,040	2,311	129	15	2,425
Foreign government(3)	573	95	5	663	596	90	9	677
State & municipal	634	29	3	660	651	19	13	657

Total(4)	$43,130	$3,140	$1,085	$45,185	$43,506	$2,885	$1,214	$45,177

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of June 30, 2011 and December 31, 2010, based on amortized cost, no individual foreign country represented more than 8% of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010 to June 30, 2011 was primarily due to a net decrease in interest rates, mainly the result of risk-free rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	2	5	294	301	338
2006	1	4	8	24	274	311	424
2005	0	0	0	0	8	8	9
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	1	4	10	29	576	620	771
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	3	0	0	0	226	229	266
2006	10	69	35	16	736	866	1,066
2005	1	18	24	33	288	364	436
2004 & Prior	19	32	72	56	641	820	885

Total all other portfolios	33	119	131	105	1,891	2,279	2,653

Total collateralized by sub-prime mortgages(2)	34	123	141	134	2,467	2,899	3,424
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	546	0	546	588
Collateralized by auto loans	935	1	6	4	0	946	931
Collateralized by credit cards	514	0	8	352	3	877	1,014
Collateralized by non-sub-prime mortgages	1,678	137	10	50	35	1,910	1,373
Other asset-backed securities(3)	801	867	224	96	79	2,067	1,460

Total asset-backed securities(4)	$3,962	$1,128	$389	$1,182	$2,584	$9,245	$8,790

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	2	4	208	214	255
2006	1	4	8	24	212	249	360
2005	0	0	0	0	7	7	8
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	1	4	10	28	427	470	623
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	3	0	0	0	111	114	158
2006	7	57	23	15	497	599	764
2005	1	17	21	25	219	283	338
2004 & Prior	17	29	61	44	470	621	671

Total all other portfolios	28	103	105	84	1,297	1,617	1,931

Total collateralized by sub-prime mortgages	29	107	115	112	1,724	2,087	2,554
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	574	0	574	619
Collateralized by auto loans	938	1	6	4	0	949	933
Collateralized by credit cards	543	0	8	351	3	905	1,039
Collateralized by non-sub-prime mortgages	1,730	138	11	48	35	1,962	1,421
Other asset-backed securities(3)	812	867	209	98	74	2,060	1,423

Total asset-backed securities(4)	$4,052	$1,113	$349	$1,187	$1,836	$8,537	$7,989

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.9 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2011 are $96 million of securities collateralized by second-lien exposures.
(3)	As of June 30, 2011, includes collateralized debt obligations with amortized cost of $113 million and fair value of $123 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2011, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $3.424 billion as of December 31, 2010 to $2.899 billion as of June 30, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $820 million as of June 30, 2011 and $882 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of June 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2011, based on amortized cost, approximately 64% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.899 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2011 were $647 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	3	0	0	4	219	226	258
2006	1	7	9	25	241	283	390
2005	1	1	0	0	8	10	12
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	5	8	9	29	468	519	660
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	5	0	22	8	198	233	256
2006	96	0	0	4	717	817	868
2005	11	87	60	14	132	304	343
2004 & Prior	2	39	67	80	411	599	630

Total all other portfolios	114	126	149	106	1,458	1,953	2,097

Total collateralized by sub-prime mortgages(2)	119	134	158	135	1,926	2,472	2,757
Other asset-backed securities:
Collateralized by credit cards	426	0	36	191	2	655	642
Collateralized by auto loans	569	0	0	0	0	569	396
Externally-managed investments in the European market	0	0	0	220	0	220	212
Collateralized by education loans	479	20	0	0	0	499	201
Other asset-backed securities(3)	178	231	59	3	37	508	362

Total asset-backed securities	$1,771	$385	$253	$549	$1,965	$4,923	$4,570

Asset-Backed Securities at Fair Value—Closed Block Business

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	3	0	0	4	162	169	202
2006	1	7	9	25	192	234	339
2005	1	1	0	0	8	10	10
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	5	8	9	29	362	413	551
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	5	0	17	6	112	140	169
2006	83	0	1	3	422	509	585
2005	10	79	47	13	94	243	276
2004 & Prior	2	33	54	66	318	473	509

Total all other portfolios	100	112	119	88	946	1,365	1,539

Total collateralized by sub-prime mortgages	105	120	128	117	1,308	1,778	2,090
Other asset-backed securities:
Collateralized by credit cards	438	0	36	192	2	668	649
Collateralized by auto loans	569	0	0	0	0	569	397
Externally-managed investments in the European market	0	0	0	252	0	252	243
Collateralized by education loans	483	15	0	0	0	498	196
Other asset-backed securities(3)	181	233	61	3	31	509	354

Total asset-backed securities(4)	$1,776	$368	$225	$564	$1,341	$4,274	$3,929

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.5 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2011 are $14 million of securities collateralized by second-lien exposures.
(3)	As of June 30, 2011, includes collateralized debt obligations with amortized cost of $49 million and fair value of $51 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.757 billion as of December 31, 2010 to $2.472 billion as of June 30, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $698 million as of June 30, 2011 and $673 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 30% as of June 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2011, based on amortized cost, approximately 68% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.472 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2011 were $643 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	June 30, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,281	99.2%	$1,693	87.8%
Collateralized mortgage obligations(2)(3)	56	0.8	236	12.2

Total residential mortgage-backed securities	$7,337	100.0%	$1,929	100.0%

Portion rated AAA(4)	$7,247	98.8%	$1,693	87.8%

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,442	99.2%	$2,055	88.9%
Collateralized mortgage obligations(2)(3)	62	0.8	256	11.1

Total residential mortgage-backed securities	$7,504	100.0%	$2,311	100.0%

Portion rated AAA(4)	$7,413	98.8%	$2,074	89.7%

(1)	As of June 30, 2011, of these securities, for the Financial Services Businesses, $5.586 billion are supported by U.S. government and $1.695 billion are supported by foreign government. As of December 31, 2010, of these securities, for the Financial Services Businesses, $5.954 billion were supported by the U.S. government and $1.488 billion were supported by foreign government. For the Closed Block Business all of the securities are supported by the U.S. government as of June 30, 2011 and December 31, 2010.

(2)	Includes alternative residential mortgage loans of $42 million and $46 million in the Financial Services Businesses, and $101 million and $108 million in the Closed Block Business, for June 30, 2011 and December 31, 2010, respectively.
(3)	As of June 30, 2011, of these collateralized mortgage obligations, for the Financial Services Businesses, 22% have credit ratings of A or above, 4% have BBB credit ratings and the remaining 74% have below investment grade ratings, and as of December 31, 2010, 38% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 55% have below investment grade ratings. As of June 30, 2011, for the Closed Block Business, 16% have A credit ratings or above, 52% have BBB credit ratings, and 32% have below investment grade ratings, and as of December 31, 2010, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession. However, market fundamentals appear to have bottomed and are showing signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive for certain sectors, and prices of commercial real estate appear to be stabilizing and improving in some sectors. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market is slowing and refinancing activity has increased dramatically, at least partially reflecting the improvement in these fundamentals. The loans included in new issues seem to reflect better underwriting and lower levels of leverage compared to 2007.

Although there are some positive signs in commercial real estate, there are still some significant challenges for this market, including numerous future loan workouts, a large wave of refinancings for over-leveraged properties and numerous legislative changes. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on commercial mortgage-backed securities.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$5	$0	$0	$0	$0	$5	$0
2010	99	0	0	0	0	99	89
2009	118	0	0	0	0	118	117
2008	170	0	4	16	23	213	263
2007	1,922	0	48	0	10	1,980	1,970
2006	2,772	285	63	0	3	3,123	3,307
2005	1,688	141	80	16	0	1,925	1,643
2004 & Prior	953	192	59	30	10	1,244	753

Total commercial mortgage-backed securities(2)(3)(4)	$7,727	$618	$254	$62	$46	$8,707	$8,142

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$5	$0	$0	$0	$0	$5	$0
2010	101	0	0	0	0	101	90
2009	119	0	0	0	0	119	118
2008	182	0	4	15	21	222	262
2007	1,999	0	48	0	32	2,079	2,070
2006	2,999	315	68	0	4	3,386	3,567
2005	1,832	142	82	16	0	2,072	1,785
2004 & Prior	983	197	58	28	8	1,274	779

Total commercial mortgage-backed securities(2)	$8,220	$654	$260	$59	$65	$9,258	$8,671

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of June 30, 2011 are downgraded super senior securities with amortized cost of $330 million in AA and $143 million in A.
(4)	Included in the table above as of June 30, 2011 are agency commercial mortgage-backed securities with amortized cost of $256 million all rated AAA.

Included in the table above are commercial mortgage-backed securities collateralized by non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $12 million in AAA, $4 million in A, $16 million in BBB and $37 million in BB and below as of June 30, 2011 and $12 million in AAA, $3 million in A, $18 million in BBB and $104 million in BB and below as of December 31, 2010.

Included in the table above are commercial mortgage-backed securities collateralized by U.S. properties all related to commercial mortgage-backed securities held by the Edison Business with an amortized cost of $507 million in AAA, $237 million in AA, $136 million in A and $30 million in BBB as of June 30, 2011.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 30% as of June 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of June 30, 2011, based on amortized cost, approximately 91% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more and 65% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of June 30, 2011, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2011
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
Vintage
2011
2010
2009
2008	32%
2007	30%
2006	32%	33%	31%
2005	32%	17%
2004 & Prior	29%	25%	23%	14%	19%

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	June 30, 2011
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
Vintage
2011
2010
2009
2008			41%	31%	24%
2007					9%
2006	64%				29%
2005					15%
2004 & Prior

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	June 30, 2011
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0	$0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	170	0	0	0	0	0	0	170
2007	1,887	0	0	0	0	0	0	1,887
2006	1,624	1,136	0	0	0	0	12	2,772
2005	604	1,056	0	15	0	5	8	1,688
2004 & Prior	36	157	0	73	461	222	4	953

Total(1)	$4,321	$2,349	$0	$88	$461	$227	$24	$7,470

(1)	Excludes agency commercial mortgage-backed securities of $257 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	9
2007	694	0	6	0	4	704	705
2006	764	65	11	0	0	840	873
2005	1,245	0	25	0	0	1,270	1,219
2004 & Prior	665	34	27	1	3	730	804

Total commercial mortgage-backed securities(2)	$3,382	$99	$69	$1	$7	$3,558	$3,615

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below

	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	10
2007	716	0	7	0	12	735	731
2006	810	72	12	0	0	894	923
2005	1,302	0	27	0	0	1,329	1,277
2004 & Prior	692	35	27	1	3	758	833

Total commercial mortgage-backed securities	$3,534	$107	$73	$1	$15	$3,730	$3,779

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above as of June 30, 2011 are downgraded super senior securities with amortized cost of $68 million in AA and $42 million in A.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of June 30, 2011. See above for a definition of this percentage. As of June 30, 2011, based on amortized cost, approximately 97% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 64% have estimated credit subordination percentages of 30% or more. The following table sets forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of June 30, 2011, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	June 30, 2011
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
Vintage
2011
2010
2009
2008	31%
2007	30%		30%		6%
2006	31%	32%	34%
2005	32%		33%
2004 & Prior	32%	31%	55%	12%	69%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	June 30, 2011
	Super Senior AAA Structures				Other AAA			Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other

Vintage	(in millions)
2011	$0	$0	$0	$0	$0	$0	$0	$0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	8	0	0	0	0	0	0	8
2007	694	0	0	0	0	0	0	694
2006	650	101	0	0	0	0	14	765
2005	894	351	0	0	0	0	0	1,245
2004 & Prior	50	11	0	0	532	72	0	665

Total(1)	$2,296	$463	$0	$0	$532	$72	$14	$3,377

(1)	Excludes agency commercial mortgage-backed securities of $5 million.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under the new rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC Designations as of December 31, 2009 were updated and utilized for reporting as of December 31, 2010. In the fourth quarter of 2010, the NAIC adopted rules which changed the methodology for determining the NAIC Designations for commercial mortgage-backed securities, similar to what was done in the fourth quarter of 2009 for residential mortgage-backed securities. Both methodologies remained unchanged and were utilized for June 30, 2011.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.1 billion, or 4%, of the total fixed maturities as of June 30, 2011 and $8.7 billion, or 6%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 25% and 27% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.5 billion, or 6%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $4.8 billion, or 11%, of the total fixed maturities as of June 30, 2011 and $5.6 billion, or 13%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 42% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2011, and 44% as of December 31, 2010. As of June 30, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $6.1 billion, or 14%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value

	(in millions)
1	$143,529	$7,203	$1,248	$149,484	$105,068	$6,278	$1,240	$110,106
2	16,190	966	687	16,469	14,129	892	585	14,436

Subtotal High or Highest Quality Securities	159,719	8,169	1,935	165,953	119,197	7,170	1,825	124,542
3	2,606	91	266	2,431	2,753	100	208	2,645
4	988	20	171	837	1,067	24	206	885
5	511	28	167	372	630	21	211	440
6	212	20	82	150	271	28	89	210

Subtotal Other Securities(4)	4,317	159	686	3,790	4,721	173	714	4,180

Total Public Fixed Maturities	$164,036	$8,328	$2,621	$169,743	$123,918	$7,343	$2,539	$128,722

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2011 and December 31, 2010, 16 securities with amortized cost of $2 million (fair value, $14 million) and 17 securities with amortized cost of $11 million (fair value, $20 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $259 million of gross unrealized gains and $59 million gross unrealized losses as of June 30, 2011, compared to $272 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2010 on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of June 30, 2011 includes $162 million in emerging market securities and $84 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$22,035	$1,079	$527	$22,587	$21,965	$1,075	$551	$22,489
2	4,642	470	88	5,024	4,842	423	88	5,177

Subtotal High or Highest Quality Securities	26,677	1,549	615	27,611	26,807	1,498	639	27,666
3	1,288	67	87	1,268	1,547	73	77	1,543
4	714	23	147	590	1,031	27	201	857
5	459	16	171	304	527	17	176	368
6	47	17	8	56	58	20	13	65

Subtotal Other Securities(2)	2,508	123	413	2,218	3,163	137	467	2,833

Total Public Fixed Maturities	$29,185	$1,672	$1,028	$29,829	$29,970	$1,635	$1,106	$30,499

(1)	Includes, as of June 30, 2011 and December 31, 2010, 18 securities with amortized cost of $35 million (fair value, $32 million) and 15 securities with amortized cost of $9 million (fair value, $10 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2011, includes $341 million in securitized bank loans and $189 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1) (2)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost(3)	Gross Unrealized Gains	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$6,764	$568	$76	$7,256	$6,226	$511	$90	$6,647
2	14,568	1,023	303	15,288	13,264	792	341	13,715

Subtotal High or Highest Quality Securities	21,332	1,591	379	22,544	19,490	1,303	431	20,362
3	2,422	143	50	2,515	2,467	104	63	2,508
4	844	14	22	836	948	26	44	930
5	403	14	15	402	518	21	17	522
6	107	40	6	141	95	29	6	118

Subtotal Other Securities(4)	3,776	211	93	3,894	4,028	180	130	4,078

Total Private Fixed Maturities	$25,108	$1,802	$472	$26,438	$23,518	$1,483	$561	$24,440

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2011 and December 31, 2010, 133 securities with amortized cost of $1,168 million (fair value, $1,226 million) and 160 securities with amortized cost of $1,776 million (fair value, $1,800 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $51 million of gross unrealized gains and $1 million of gross unrealized losses as of June 30, 2011, compared to $47 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(4)	On an amortized cost basis, as June 30, 2011 includes $551 million in securitized bank loans and $193 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities — Closed Block Business

(1)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,717	$485	$5	$4,197	$3,702	$447	$11	$4,138
2	7,891	874	14	8,751	7,386	711	35	8,062

Subtotal High or Highest Quality Securities	11,608	1,359	19	12,948	11,088	1,158	46	12,200
3	1,308	90	15	1,383	1,292	67	21	1,338
4	685	12	13	684	803	12	23	792
5	278	6	6	278	307	6	16	297
6	66	0	3	63	46	7	2	51

Subtotal Other Securities(2)	2,337	108	37	2,408	2,448	92	62	2,478

Total Private Fixed Maturities	$13,945	$1,467	$56	$15,356	$13,536	$1,250	$108	$14,678

(1)	Includes, as of June 30, 2011 and December 31, 2010, 74 securities with amortized cost of $1,342 million (fair value, $1,360 million) and 103 securities with amortized cost of $1,523 million (fair value, $1,506 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2011, includes $361 million in securitized bank loans and $337 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$54,428	$2,807	$663	$56,572	$36,486	$2,413	$645	$38,254
2	29,068	1,893	941	30,020	25,678	1,598	844	26,432

Subtotal High or Highest Quality Securities	83,496	4,700	1,604	86,592	62,164	4,011	1,489	64,686
3	4,449	197	201	4,445	4,253	150	191	4,212
4	1,434	29	70	1,393	1,483	33	99	1,417
5	526	40	26	540	546	33	22	557
6	128	45	10	163	130	39	11	158

Subtotal Other Securities	6,537	311	307	6,541	6,412	255	323	6,344

Total Corporate Fixed Maturities	$90,033	$5,011	$1,911	$93,133	$68,576	$4,266	$1,812	$71,030

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,333	$976	$40	$11,269	$10,064	$951	$65	$10,950
2	11,869	1,283	27	13,125	11,505	1,080	65	12,520

Subtotal High or Highest Quality Securities	22,202	2,259	67	24,394	21,569	2,031	130	23,470
3	2,073	136	19	2,190	2,309	115	31	2,393
4	1,025	31	26	1,030	1,320	35	55	1,300
5	377	18	13	382	422	19	22	419
6	102	11	7	106	77	20	4	93

Subtotal Other Securities	3,577	196	65	3,708	4,128	189	112	4,205

Total Corporate Fixed Maturities	$25,779	$2,455	$132	$28,102	$25,697	$2,220	$242	$27,675

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we sell credit protection on an identified name and, in return, receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have maturities of ten years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $3 million for the three and six months ended June 30, 2011 respectively, and $2 million and $4 million for the three and six months ended June 30, 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	June 30, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$745	$4	$290	$3
2	25	0	25	0

Subtotal	770	4	315	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total(1)	$770	$4	$315	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	June 30, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$50	$0	$5	$0
2	0	0	0	0

Subtotal	50	0	5	0
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total(1)	$50	$0	$5	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of June 30, 2011 and December 31, 2010, the Financial Services Businesses had $1.675 billion and $1.785 billion of outstanding notional amounts, reported at fair value as a $53 million liability and a $2 million asset, respectively. As of June 30, 2011 and December 31, 2010, the Closed Block Business had $381 million and $399 million of outstanding notional amounts, reported at fair value as a liability of $12 million and $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $11 million and $22 million for the three and six months ended June 30, 2011, respectively, and $13 million and $26 million for the three and six months ended June 30, 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$956	$252	$622	$136
Three months or greater but less than six months	969	217	751	169
Six months or greater but less than nine months	550	131	1,094	283
Nine months or greater but less than twelve months	893	225	173	52
Greater than twelve months	2,754	962	2,503	908

Total	$6,122	$1,787	$5,143	$1,548

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2011 and December 31, 2010. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $1.787 billion as of June 30, 2011 include $717 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, as of June 30, 2011 also include $33 million of gross unrealized losses on securities with amortized cost of $54 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $1 million was included in the less than three months timeframe and $32 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to foreign currency movements, general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$279	$61	$173	$37
Three months or greater but less than six months	153	36	149	43
Six months or greater but less than nine months	18	5	70	16
Nine months or greater but less than twelve months	99	28	73	22
Greater than twelve months	1,244	536	1,518	559

Total	$1,793	$666	$1,983	$677

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of June 30, 2011, and December 31, 2010. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $666 million as of June 30, 2011, include $587 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, as of June 30, 2011, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $129 million and $123 million for the three months ended June 30, 2011 and 2010, respectively, and $208 million and $339 million for the six months ended June 30, 2011 and 2010, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2011 and 2010, were $28 million and $38 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2011 and 2010 include $59 million and $88 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $24 million and $16 million for the three months ended June 30, 2011, and 2010, respectively, and $49 million and $54 million for the six months ended June 30, 2011 and 2010, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2011, and 2010, were $20 million and $10 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2011 and 2010 include $38 million and $32 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$637	$637	$697	$697
Fixed maturities:
Corporate securities	9,889	10,503	9,581	10,118
Commercial mortgage-backed securities	2,358	2,425	2,352	2,407
Residential mortgage-backed securities	1,463	1,499	1,350	1,363
Asset-backed securities	1,445	1,327	1,158	1,030
Foreign government bonds	624	634	567	569
U.S. government authorities and agencies and obligations of U.S. states	544	537	467	448

Total fixed maturities	16,323	16,925	15,475	15,935
Equity securities	1,052	1,001	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,012	$18,563	$17,328	$17,771

As a percentage of amortized cost, 75% and 76% of the portfolio was publicly traded as of June 30, 2011, and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, 91% and 90%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2011, $1.328 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $96 million secured by “ALT-A” mortgages, represented the remaining $136 million of residential mortgage-backed securities, of which 89% have credit ratings of A or better and 11% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Manufacturing	$3,074	$3,306	$3,084	$3,306
Utilities	1,869	2,005	1,961	2,076
Services	1,826	1,932	1,700	1,783
Finance	1,488	1,516	1,270	1,290
Energy	648	705	704	753
Transportation	559	591	467	495
Retail and Wholesale	407	429	378	398
Other	18	19	17	17

Total Corporate Securities	$9,889	$10,503	$9,581	$10,118

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	122	122	124
2006	0	0	0	2	89	91	101
2005	0	0	0	0	37	37	50
2004 & Prior	0	8	4	11	43	66	71

Total collateralized by sub-prime mortgages	0	8	4	13	291	316	346
Other asset-backed securities:
Collateralized by auto loans	178	0	0	18	0	196	36
Collateralized by credit cards	391	0	0	49	0	440	443
Other asset-backed securities	211	212	35	21	14	493	333

Total asset-backed securities	$780	$220	$39	$101	$305	$1,445	$1,158

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	47	47	56
2006	0	0	0	2	55	57	65
2005	0	0	0	0	29	29	36
2004 & Prior	0	8	3	9	28	48	51

Total collateralized by sub-prime mortgages(1)	0	8	3	11	159	181	208
Other asset-backed securities:
Collateralized by auto loans	179	0	0	17	0	196	36
Collateralized by credit cards	407	0	0	50	0	457	460
Other asset-backed securities(2)	216	213	36	17	11	493	326

Total asset-backed securities	$802	$221	$39	$95	$170	$1,327	$1,030

(1)	Included within the $181 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of June 30, 2011 are $3 million of securities collateralized by second-lien exposures at fair value.
(2)	As of June 30, 2011, includes collateralized debt obligations with fair value of $18 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$10	$0	$0	$0	$0	$10	$0
2010	103	0	0	0	0	103	65
2009	5	0	0	0	0	5	32
2008	30	0	0	0	0	30	30
2007	197	0	0	0	0	197	128
2006	583	53	0	0	0	636	651
2005 & Prior	1,312	12	27	17	9	1,377	1,446

Total commercial mortgage-backed securities(1)	$2,240	$65	$27	$17	$9	$2,358	$2,352

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$10	$0	$0	$0	$0	$10	$0
2010	103	0	0	0	0	103	64
2009	5	0	0	0	0	5	31
2008	31	0	0	0	0	31	31
2007	200	0	0	0	0	200	130
2006	607	55	0	0	0	662	670
2005 & Prior	1,356	12	27	12	7	1,414	1,481

Total commercial mortgage-backed securities	$2,312	$67	$27	$12	$7	$2,425	$2,407

(1)	Included in the table above as of June 30, 2011 are downgraded super senior securities with amortized cost $53 million in AA.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$8,578	$327	$71	$8,834	$7,836	$313	$93	$8,056
2	2,690	167	25	2,832	2,768	160	44	2,884

Subtotal High or Highest Quality Securities	11,268	494	96	11,666	10,604	473	137	10,940
3	283	9	35	257	329	12	30	311
4	142	3	31	114	178	3	35	146
5	54	0	22	32	77	1	30	48
6	72	0	41	31	67	0	41	26

Subtotal Other Securities	551	12	129	434	651	16	136	531

Total Public Fixed Maturities	$11,819	$506	$225	$12,100	$11,255	$489	$273	$11,471

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	June 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$924	$78	$10	$992	$805	$66	$11	$860
2	2,732	236	8	2,960	2,584	187	10	2,761

Subtotal High or Highest Quality Securities	3,656	314	18	3,952	3,389	253	21	3,621
3	645	37	4	678	656	27	6	677
4	143	4	3	144	98	4	5	97
5	49	0	0	49	54	1	4	51
6	11	0	9	2	23	1	6	18

Subtotal Other Securities	848	41	16	873	831	33	21	843

Total Private Fixed Maturities	$4,504	$355	$34	$4,825	$4,220	$286	$42	$4,464

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	June 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$0	$0	$3	$3	$0	$0
Fixed maturities:
Corporate securities	135	138	110	126	161	150	110	118
Commercial mortgage-backed	122	101	0	0	143	103	0	0
Residential mortgage-backed	237	165	0	0	301	181	0	0
Asset-backed securities	550	521	35	36	636	589	36	37
Foreign government	43	44	0	0	25	25	0	0
U.S. government	4	4	0	0	0	0	0	0

Total fixed maturities	1,091	973	145	162	1,266	1,048	146	155
Equity securities	177	188	1	1	157	156	1	1
Other	13	13	0	0	12	13	0	0

Total other trading account assets	$1,284	$1,177	$146	$163	$1,438	$1,220	$147	$156

As of June 30, 2011, on an amortized cost basis 82% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 12% have BBB and the remaining 6% have BB and below credit ratings. As of June 30, 2011, on an amortized cost basis 47% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 53% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of June 30, 2011 and December 31, 2010, we held approximately 10% and 11%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $387 million and $435 million allowance for losses as of June 30, 2011 and December 31, 2010, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$20,726	$8,900	$19,796	$8,608
Uncollateralized loans	2,052	0	1,467	0
Residential property loans	1,055	1	891	1
Other collateralized loans	75	0	80	0

Total commercial mortgage and other loans(1)	$23,908	$8,901	$22,234	$8,609

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $69 million and $75 million of collateralized consumer loans and $3 million and $4 million of loans collateralized by aviation assets as of June 30, 2011 and December 31, 2010, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has improved dramatically starting in 2010. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For certain property types, the market fundamentals appear to be stabilizing, while other property types have farther to go in this recovery. In addition, the commercial banks are selectively more active and there has been an emergence of new loan origination activity by a handful of securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, resulting in a tightening on loan pricing, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals, delinquency rates on our commercial mortgage loans remain relatively stable. For additional information see “— Realized Investment Gains and Losses.”

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	June 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$6,618	31.9%	$2,991	33.6%	$5,845	29.5%	$2,861	33.2%
South Atlantic	4,615	22.3	1,871	21.0	4,612	23.3	1,739	20.2
Middle Atlantic	3,156	15.2	1,977	22.2	3,122	15.8	1,959	22.8
East North Central	1,556	7.5	345	3.9	1,607	8.1	356	4.1
West South Central	1,657	8.0	720	8.1	1,541	7.8	676	7.9
Mountain	1,077	5.2	336	3.8	1,081	5.5	358	4.2
New England	633	3.1	277	3.1	623	3.1	269	3.1
West North Central	520	2.5	183	2.0	516	2.6	183	2.1
East South Central	315	1.5	150	1.7	317	1.6	156	1.8

Subtotal-U.S.	20,147	97.2	8,850	99.4	19,264	97.3	8,557	99.4
Asia	275	1.3	0	0.0	224	1.1	0	0.0
Other	304	1.5	50	0.6	308	1.6	51	0.6

Total commercial and agricultural mortgage loans	$20,726	100.0%	$8,900	100.0%	$19,796	100.0%	$8,608	100.0%

	June 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial buildings	$4,916	23.7%	$1,884	21.2%	$4,627	23.4%	$1,910	22.2%
Retail stores	4,470	21.6	2,056	23.1	4,276	21.6	1,938	22.5
Office buildings	3,822	18.4	2,023	22.7	3,676	18.5	1,900	22.1
Apartments/Multi-Family	3,193	15.4	1,310	14.7	3,004	15.2	1,321	15.3
Other	1,889	9.1	508	5.7	1,882	9.5	452	5.3
Agricultural properties	1,316	6.4	717	8.1	1,205	6.1	680	7.9
Hospitality	1,120	5.4	402	4.5	1,126	5.7	407	4.7

Total commercial and agricultural mortgage loans	$20,726	100.0%	$8,900	100.0%	$19,796	100.0%	$8,608	100.0%

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

As of June 30, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.79 times, and a weighted average loan-to-value ratio of 61%. As of June 30, 2011, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of June 30, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.82 times and a weighted average loan-to-value ratio of 56%. As of June 30, 2011, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2011, the weighted average debt service coverage ratio was 2.29 times and the weighted average loan-to-value ratio was 58%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.8 billion and $0.6 billion of such loans as of June 30, 2011 and December 31, 2010, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.3 billion and $0.2 billion of such loans as of June 30, 2011 and December 31, 2010, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2011, there are $9 million of loan-specific reserves related to these loans attributable to the Financial Services Businesses and no reserves attributable to the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$2,964	$825	$1,167	$898	$300	$95	$6,249
50%-59.99%	1,152	572	740	388	243	79	3,174
60%-69.99%	826	1,227	1,192	1,337	585	119	5,286
70%-79.99%	310	153	889	1,057	444	598	3,451
80%-89.99%	0	0	222	326	439	314	1,301
90%-100%	20	99	19	48	99	381	666
Greater than 100%	16	76	19	20	2	466	599

Total commercial and agricultural mortgage loans	$5,288	$2,952	$4,248	$4,074	$2,112	$2,052	$20,726

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,703	$279	$519	$459	$184	$68	$3,212
50%-59.99%	514	74	375	239	13	50	1,265
60%-69.99%	257	352	630	742	176	112	2,269
70%-79.99%	121	0	432	531	433	265	1,782
80%-89.99%	0	0	28	67	3	29	127
90%-100%	0	34	0	0	55	27	116
Greater than 100%	0	0	0	23	7	99	129

Total commercial and agricultural mortgage loans	$2,595	$739	$1,984	$2,061	$871	$650	$8,900

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of June 30, 2011.

Commercial and Agricultural Mortgage Loans by Year of Origination

	June 30, 2011
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2011	$1,830	8.8%	$739	8.3%
2010	3,318	16.0	1,093	12.3
2009	1,524	7.4	494	5.6
2008	3,091	14.9	1,151	12.9
2007	4,090	19.7	1,566	17.6
2006 and prior	6,873	33.2	3,857	43.3

Total commercial and agricultural mortgage loans	$20,726	100.0%	$8,900	100.0%

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

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be impaired as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for an impaired loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above, as well as property type diversification, our past loan experience and other relevant factors. Together with historical credit migration and loss statistics, the internal quality ratings are used to determine a loss probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, loss rates and loss severity factors are updated each quarter based on our actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors. The following tables set forth the aging schedule of our general account investments in commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Commercial Mortgage and Other Loans—Financial Services Businesses

	June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,915	$0	$0	$0	$0	$0	$4,915
Retail	4,463	7	0	0	0	7	4,470
Office	3,818	5	0	0	0	5	3,823
Apartments/Multi-Family	3,174	0	18	0	1	19	3,193
Hospitality	1,120	0	0	0	0	0	1,120
Other	1,875	8	0	0	6	14	1,889

Total commercial mortgage loans	19,365	20	18	0	7	45	19,410

Agricultural property loans	1,281	0	0	0	34	34	1,315
Residential property loans	1,011	17	6	0	21	44	1,055
Other collateralized loans	73	2	0	0	0	2	75
Uncollateralized loans	2,053	0	0	0	0	0	2,053

Total	$23,783	$39	$24	$0	$62	$125	$23,908

Commercial Mortgage and Other Loans—Closed Block Business

	June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,884	$0	$0	$0	$0	$0	$1,884
Retail	2,056	0	0	0	0	0	2,056
Office	2,023	0	0	0	0	0	2,023
Apartments/Multi-Family	1,310	0	0	0	0	0	1,310
Hospitality	402	0	0	0	0	0	402
Other	508	0	0	0	0	0	508

Total commercial mortgage loans	8,183	0	0	0	0	0	8,183

Agricultural property loans	717	0	0	0	0	0	717
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,901	$0	$0	$0	$0	$0	$8,901

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,627	$0	$0	$0	$0	$0	$4,627
Retail	4,213	58	0	0	5	63	4,276
Office	3,655	21	0	0	0	21	3,676
Apartments/Multi-Family	3,003	0	0	0	1	1	3,004
Hospitality	1,029	11	10	0	76	97	1,126
Other	1,829	17	0	0	36	53	1,882

Total commercial mortgage loans	18,356	107	10	0	118	235	18,591

Agricultural property loans	1,174	1	0	0	30	31	1,205
Residential property loans	847	20	3	0	21	44	891
Other collateralized loans	78	0	0	0	2	2	80
Uncollateralized loans	1,467	0	0	0	0	0	1,467

Total	$21,922	$128	$13	$0	$171	$312	$22,234

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,910	$0	$0	$0	$0	$0	$1,910
Retail	1,934	4	0	0	0	4	1,938
Office	1,900	0	0	0	0	0	1,900
Apartments/Multi-Family	1,321	0	0	0	0	0	1,321
Hospitality	399	0	0	0	8	8	407
Other	436	0	0	0	16	16	452

Total commercial mortgage loans	7,900	4	0	0	24	28	7,928

Agricultural property loans	680	0	0	0	0	0	680
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,581	$4	$0	$0	$24	$28	$8,609

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$333	$102	$410	$124
Addition to/(release of) allowance for losses	(18)	(17)	(78)	(22)
Charge-offs, net of recoveries	(14)	0	(1)	0
Change in foreign exchange	1	0	2	0

Allowance, end of period	$302	$85	$333	$102

As of June 30, 2011, the $302 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $117 million related to loan specific reserves and $185 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $333 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $143 million related to loan specific reserves and $190 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of June 30, 2011, the $85 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $7 million related to loan specific reserves and $78 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $102 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $85 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	June 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$349	$20	$14	$355	$249	$19	$14	$254
Non-redeemable preferred stocks	11	4	0	15	9	4	0	13
Mutual fund common stocks(2)	1,658	470	0	2,128	1,592	462	0	2,054
Other common stocks	2,651	136	110	2,677	1,267	112	44	1,335

Total public equity	4,669	630	124	5,175	3,117	597	58	3,656

Private Equity
Perpetual preferred stocks(1)	761	12	22	751	449	15	16	448
Non-redeemable preferred stocks	43	2	1	44	15	0	5	10
Common stock	31	10	2	39	12	10	1	21

Total private equity(3)	835	24	25	834	476	25	22	479

Total equity	$5,504	$654	$149	$6,009	$3,593	$622	$80	$4,135

(1)	These securities have characteristics of both debt and equity securities.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	June 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$133	$14	$2	$145	$133	$11	$4	$140
Non-redeemable preferred stocks	3	1	0	4	0	0	0	0
Common stock	2,753	792	50	3,495	2,725	759	37	3,447

Total public equity	2,889	807	52	3,644	2,858	770	41	3,587

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	4	1	0	5	6	0	0	6
Common stock	0	0	0	0	0	0	0	0

Total private equity	4	1	0	5	6	0	0	6

Total equity	$2,893	$808	$52	$3,649	$2,864	$770	$41	$3,593

(1)	These securities have characteristics of both debt and equity securities.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,250	$78	$108	$2
Three months or greater but less than six months	270	11	226	13
Six months or greater but less than nine months	9	0	269	19
Nine months or greater but less than twelve months	0	0	20	3
Greater than twelve months(2)	296	18	302	18

Total	$1,825	$107	$925	$55

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of June 30, 2011 and December 31, 2010.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$92	$27	$13	$4
Three months or greater but less than six months	3	2	24	8
Six months or greater but less than nine months	4	1	2	1
Nine months or greater but less than twelve months	0	0	1	1
Greater than twelve months(2)	24	12	24	11

Total	$123	$42	$64	$25

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of June 30, 2011 and December 31, 2010.

The gross unrealized losses as of June 30, 2011, were primarily concentrated in the finance, manufacturing, and public utilities sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the finance and public utilities sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $42 million as of June 30, 2011, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$423	$20	$253	$10
Three months or greater but less than six months	84	8	76	4
Six months or greater but less than nine months	11	3	107	9
Nine months or greater but less than twelve months	3	0	56	4
Greater than twelve months(2)	29	2	32	4

Total	$550	$33	$524	$31

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of June 30, 2011 and December 31, 2010.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	June 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$49	$15	$12	$3
Three months or greater but less than six months	13	4	11	3
Six months or greater but less than nine months	1	0	10	4
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$63	$19	$33	$10

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2011, were primarily concentrated in the services, finance, and transportation sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the services, manufacturing, and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $19 million as of June 30, 2011 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $32 million and $5 million for the three months ended June 30, 2011, and 2010, respectively, and $45 million and $71 million for the six months ended June 30, 2011, and 2010, respectively. Impairments of equity securities attributable to the Closed Block Business were $5 million and $2 million for the three months ended June 30, 2011, and 2010, respectively, and $14 million and $5 million for the six months ended June 30, 2011, and 2010, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$326	$383	$163	$361
Non-real estate-related	1,871	1,243	1,070	1,162
Real estate held through direct ownership(1)	1,902	10	1,141	1
Other(2)	714	(56)	614	58

Total other long-term investments	$4,813	$1,580	$2,988	$1,582

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$2,005	$2,046
Private, available for sale, at fair value	58	75
Other trading account assets, at fair value	2,439	2,849
Equity securities, available for sale, at fair value	13	13
Commercial mortgage and other loans, at book value(1)	1,106	1,423
Other long-term investments	1,426	1,601
Short-term investments	838	435

Total investments	$7,885	$8,442

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	June 30, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Industry(1)
Residential Mortgage-Backed	$1,009	$7	$0	$0	$12	$1,028	$1,062
Asset-Backed Securities	193	24	2	18	27	264	288
Commercial Mortgage-Backed	148	5	0	0	7	160	166
Corporate Securities	53	65	247	87	0	452	480
U.S. Government	45	0	18	0	0	63	65
State & Municipal	0	0	1	0	0	1	1
Foreign Government	0	1	0	0	0	1	1

Total	$1,448	$102	$268	$105	$46	$1,969	$2,063

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations and our global commodities group used in a dealer or broker capacity and derivative hedging positions used in a non-broker or non-dealer capacity. The derivative hedging positions used in a non-broker or non-dealer capacity primarily include a portfolio of derivatives primarily intended to hedge the risks related to certain products. Trading positions held by our derivatives trading operations used in a broker or dealer capacity include various foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. We seek to use short security positions, forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks associated with these positions. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts. Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. On July 1, 2011, we sold our global commodities business to Jefferies Group, Inc. See Note 3 to our Unaudited Interim Consolidated Financial Statements for further details.

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of June 30, 2011, all of which have AAA credit ratings. An additional $31 million of asset-backed securities held outside the general account as of June 30, 2011 are classified as other trading account assets, and all have AAA credit ratings.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of June 30, 2011 and December 31, 2010, the interim loans had an unpaid principal balance of $0.9 billion and $1.3 billion, respectively, and an allowance for losses or credit related market value losses totaling $67 million and $168 million, respectively. The weighted average loan-to-value ratio was 98% as of June 30, 2011 and 108% as of December 31, 2010, and the weighted average debt service coverage ratio was 1.43 times as of June 30, 2011 and 1.24 times as of December 31, 2010. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of June 30, 2011, we also hold $35 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	June 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$9,258	$3,730	$8,671	$3,779
Trading Account Assets Supporting Insurance Liabilities	2,425	0	2,407	0
Other Trading Account Assets	101	0	103	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(1)	20,726	8,900	19,796	8,608
Real estate-related joint ventures and limited partnerships(2)	326	383	163	361
Real estate held through direct ownership(3)	1,902	10	1,141	1

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$166	$0	$167	$0
Other Trading Account Assets	0	0	0	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(5)	1,032	0	1,420	0
Real estate-related joint ventures and limited partnerships(2)	407	0	534	0
Real estate held through direct ownership(3)	537	0	517	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $302 million and $85 million as of June 30, 2011 and $283 million and $102 million as of December 31, 2010, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate-related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $47 million and $120 million as of June 30, 2011 and December 31, 2010, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, equity derivatives and other contingent sources of capital.

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

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, we completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and certain other AIG subsidiaries. The total purchase price was approximately $4,709 million, comprised of $4,213 million in cash and $496 million in the assumption of third-party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. To partially fund the acquisition purchase price, in November 2010, Prudential Financial completed a public offering and sale of 18,348,624 shares of Common Stock and $1.0 billion of medium-term notes, resulting in aggregate proceeds of approximately $2.0 billion. The remainder of the purchase price was funded with approximately $2.2 billion of cash and short-term investments.

Sale of the Global Commodities Business to Jefferies Group, Inc.

On July 1, 2011, we completed the sale of our Global Commodities Business to Jefferies Group, Inc., or Jefferies, for a price equal to book value less certain adjustments. The Company received cash proceeds from the sale of $420 million. However, the purchase price is subject to post-closing adjustments that are expected to be finalized in the third quarter of 2011. Of the total sale proceeds, $412.8 million was received by Prudential Securities Group LLC, a subsidiary of Prudential Insurance and the former parent company of the Global Commodities’ U.S. and U.K. based entities. The remaining proceeds were received by Pramerica Hong Kong Holdings Limited, the former parent company of the Bache Hong Kong-based business. In addition, immediately prior to closing, Prudential Bache Commodities, LLC, paid a dividend of $111.7 million to Prudential Securities Group.

In the ordinary course of business, Prudential Financial provided guarantees of the obligations of the Global Commodities Business under commodity, financial and foreign exchange futures, swap and forward contracts. As of June 30, 2011, our exposure under these guarantees was approximately $315 million. We have agreed to keep these guarantees outstanding for a period of 18 months following the closing, and Jefferies has agreed to indemnify us for any amounts payable under the guarantees and, under certain conditions, to provide collateral for such obligation. In addition, to maintain continuity of funding for the Global Commodities Business, we have agreed to temporarily continue to provide, at Jefferies’ option, a line of credit to certain of the transferred Global

Commodities subsidiaries for a period of 90 days following the closing in an amount of up to $1 billion. The obligations of the transferred subsidiaries under the line of credit, including their obligation to repay drawn amounts no later than 90 days following the closing date, are guaranteed by Jefferies and secured by certain assets of the transferred subsidiaries. We expect to fund any draws under the line of credit using cash on hand or proceeds from the alternative sources of liquidity described herein.

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

As of June 30, 2011, Prudential Financial had cash and short-term investments of $5,276 million, a decrease of $1,396 million from December 31, 2010, primarily resulting from the funding of a portion of the purchase price for the acquisition of the Star and Edison Businesses. Included in the cash and short-term investments of Prudential Financial is $489 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $872 million, consisting primarily of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Six Months Ended June 30, 2011
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,664
Proceeds from the issuance of long-term senior debt	792
Repayment of funding agreements from Prudential Insurance	306
Proceeds from stock-based compensation and exercise of stock options	156

Total sources	2,918

Uses:
Capital contributions to subsidiaries(2)	610
Capital transactions to fund Star and Edison acquisition	2,922
Net borrowings by subsidiaries(3)	374
Shareholder dividends	49
Repayment of retail medium-term notes	34
Repayment of short-term debt, net of issuances	11
Other, net	314

Total uses	4,314

Net decrease in cash and short-term investments	$(1,396)

(1)	Includes dividends and/or returns of capital of $1,073 million from Prudential Insurance, $270 million from Prudential Annuities Life Assurance Corporation, $166 million from asset management subsidiaries, $82 million from international insurance and investment subsidiaries and $73 million from other subsidiaries.
(2)	Includes capital contributions of $513 million to international insurance and investment subsidiaries, $52 million to asset management subsidiaries and $45 million to an investment subsidiary.

(3)	Includes a decrease of $524 million in net borrowings in our intercompany liquidity account, net borrowings of $250 million by Pruco Life Insurance Company of Arizona, offset by net repayments of $100 million by Prudential Arizona Reinsurance Term Company (previously funding statutory reserves required under Regulation XXX) and net repayments of $383 million by our asset management subsidiaries. The remainder represents net borrowings by other subsidiaries.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of June 30, 2011, no shares were repurchased under the program. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of June 30, 2011, the Financial Services Businesses had $41.3 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of June 30, 2011.

June 30, 2011
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$31,096
Junior subordinated debt (i.e., hybrid securities)	1,519
Capital debt	8,682

Total capital	$41,297

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of June 30, 2011, our capital debt to total capital ratio was 23.8%. The terms of our outstanding junior subordinated debt have certain features that result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities, which is the most restrictive treatment among the rating agencies.

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

On May 16, 2011, Prudential Insurance paid an ordinary dividend of $527 million and an extraordinary dividend of $704 million to its parent, Prudential Holdings, LLC, of which $1,073 million was then paid to Prudential Financial. On June 30, 2011, Prudential Annuities Life Assurance Corporation paid an extraordinary dividend of $270 million to Prudential Financial.

Based on fiscal year-end March 31, 2011 results, in June 2011, Prudential of Japan declared a dividend of ¥16 billion to its parent, Prudential Holdings of Japan. We expect this dividend to be paid during the second half of 2011.

As a result of Gibraltar Life’s reorganization in 2001, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying common stock dividends to Prudential Financial in the near term. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay such dividends, which would include any amounts attributable to the Star and Edison Businesses. This, however, does not preclude returns of capital to Prudential Financial through other means such as the repayment of obligations of Gibraltar or the Star and Edison Businesses held by Prudential Financial and its affiliates.

The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint. The ability of each of our subsidiaries to pay additional dividends in 2011 depends on market conditions and other factors.

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

Commercial Paper Programs

Prudential Financial has a commercial paper program with an authorized issuance capacity of $3.0 billion. Commercial paper borrowings under this program generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and to provide short-term liquidity at Prudential Financial. As of June 30, 2011, Prudential Financial’s outstanding commercial paper borrowings were $273 million, representing a decrease of $10 million from December 31, 2010. As of June 30, 2011, the weighted average maturity of Prudential Financial’s outstanding commercial paper was 27 days, of which 27% was overnight. The daily average commercial paper outstanding for the six months ended June 30, 2011 under this program was $315 million. The weighted average interest rate on these borrowings was 0.41% and 0.40% for the six months ended June 30, 2011 and 2010, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program with an authorized issuance capacity of $7.0 billion. Commercial paper borrowings under this program have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the NJDOBI. As of June 30, 2011, Prudential Funding’s outstanding commercial paper borrowings were $859 million, representing a decrease of $15 million from December 31, 2010. The majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. As of June 30, 2011, the weighted average maturity of Prudential Funding’s outstanding commercial paper was 23 days, of which 33% was overnight. The daily average commercial paper outstanding for the six months ended June 30, 2011 under this program was $1,105 million. The weighted average interest rates on these borrowings were 0.23% and 0.29% for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.1 billion. These facilities can be used as backup liquidity for our commercial paper programs or for other general corporate purposes. There were no outstanding borrowings under these facilities as of June 30, 2011 or as of the date of this filing. For a further description of these lines of credit, see “—Credit Facilities.”

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

As of June 30, 2011, our Financial Services Businesses had liabilities totaling $5.327 billion under asset-based or secured financing programs, including $2.830 billion representing securities sold under agreements to repurchase, $2.415 billion representing cash collateral for loaned securities and $82 million representing securities sold but not yet purchased. Of the $5.327 billion for the Financial Services Businesses as of June 30, 2011, $3.677 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 22 days. The daily weighted average outstanding under such programs for the three and six months ended June 30, 2011 was $4.641 billion and $4.372 billion, respectively. As of December 31, 2010, our Financial Services Businesses had liabilities totaling $4.172 billion under such programs. In addition, as of June 30, 2011, our Financial Services Businesses had outstanding mortgage dollar rolls under which we are committed to repurchase $13 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of June 30, 2011, our Closed Block Business had liabilities totaling $4.303 billion under asset-based or secured financing programs, including $3.549 billion representing securities sold under agreements to repurchase and $754 million representing cash collateral for loaned securities. Of the $4.303 billion for the Closed Block Business as of June 30, 2011, $2.847 billion represents securities that may be returned to the company overnight requiring immediate return of the cash collateral, and the remainder generally has maturities ranging from two days to three months with a weighted average maturity of 85 days. The daily weighted average outstanding under such programs for the three and six months ended June 30, 2011 was $4.160 billion and $4.058 billion, respectively. As of December 31, 2010, our Closed Block Business had liabilities totaling $3.885 billion under such programs. In addition, as of June 30, 2011, the Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $896 million of TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of June 30, 2011, our domestic insurance entities had assets eligible for the lending program of $78.2 billion, of which $9.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2011, we believe approximately $23.8 billion of the remaining eligible assets are readily lendable, of which approximately $16.5 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock, and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

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

As of June 30, 2011, we had pledged qualifying assets with a fair value of $2.7 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.9 billion as of June 30, 2011.

As of June 30, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. As of June 30, 2011, $650 million of the outstanding FHLBNY proceeds were used to support the operating needs of our businesses, and $350 million were used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of June 30, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.1 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of June 30, 2011, Prudential Bank & Trust, FSB had no advances outstanding under this facility.

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

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,692	47%	$37,505	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	21,397	26	21,105	26
At market value	2,046	2	1,876	2
At contract value, less surrender charge of 5% or more	2,208	3	2,471	3

Subtotal	63,343	78	62,957	78
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,506	22	17,404	22

Total annuity reserves and deposit liabilities	$80,849	100%	$80,361	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity, and public equity securities. As of June 30, 2011 and December 31, 2010, our domestic insurance operations had liquid assets of $140.6 billion and $138.5 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.4 billion and $5.8 billion as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, $119.5 billion, or 91.7%, of the fixed maturity investments that are not designated as held-to-maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $10.8 billion, or 8.3%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. For a further discussion of realized investment gains and losses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing, and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary, subject to applicable regulatory constraints.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 533% as of December 31, 2010. The RBC ratio is an annual calculation; however, based upon June 30, 2011 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of our Capital Protection Framework, we developed a broad view of the impact of market distress on the statutory capital of the Company. Beginning in the second quarter of 2010, we entered into equity index-linked derivative transactions that are designed to mitigate the impact of a severe equity market stress event on statutory capital. The program focuses on tail risk in order to protect our capital in a cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through our hedging programs, as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” In our living benefits hedging program, we purchase equity options and futures as well as interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe that the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds, which support these living benefits, are invested in assets that contain risk. We evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. The capital impact of potentially adverse outcomes resulting from our variable annuities hedging strategy is also incorporated in our Capital Protection Framework.

We reinsure variable annuity living benefit guarantees to a captive reinsurance company. We satisfy the reinsurance reserve credit requirements by funding statutory reserve credit trusts. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. Lower interest rates in the second quarter of 2011 led to an increase in our need to fund the captive reinsurance trusts by an amount of $171 million.

We review the reinsurance reserve credit requirements and the value of the reinsurance trust assets on a quarterly basis. If we determine that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we would expect to satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to the captive reinsurance company under hedging positions related to our living benefit features. We also continue to evaluate other options to address reserve credit needs such as obtaining letters of credit.

As of July 1, 2011, our offshore captive reinsurance company was redomiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011 we no longer need to fund the statutory reserve credit trust for business reinsured to the captive from our Arizona domiciled life insurance company, Pruco Life Insurance Company. As of June 30, 2011, this statutory trust relating to business sold by Pruco Life Insurance Company was funded at $302 million.

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

Star and Edison solvency margin ratios at acquisition were in excess of our solvency margin targets and will continue to be managed to capitalization levels consistent with our “AA” ratings targets. We believe the liquidity profiles of Star and Edison are sufficient to meet their obligations, including under reasonably foreseeable stress scenarios. We seek to further enhance the capital profile of Star and Edison by repositioning their asset portfolios to reduce risk by using an asset profile similar to Gibraltar’s. We expect to substantially complete the repositioning by year-end 2011.

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

	June 30, 2011					December 31, 2010
	Prudential of Japan	Gibraltar Life	Star and Edison Businesses	All Other(1)	Total
	(in billions)
Cash and Short-term investments	$1.2	$2.1	$3.0	$0.4	$6.7	$3.2
Fixed maturity investments:
High or highest quality(2)	25.5	39.2	36.9	11.4	113.0	68.3
Other than high or highest quality	0.4	0.7	0.3	0.2	1.6	1.0

Subtotal	25.9	39.9	37.2	11.6	114.6	69.3

Total	$27.1	$42.0	$40.2	$12.0	$121.3	$72.5

(1)	Represents our international insurance operations, excluding Japan.
(2)	Of the $113 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality as of June 30, 2011, $71 billion, or 63%, were invested in government or government agency bonds.

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

	June 30, 2011	December 31, 2010
	(in billions)
Prudential of Japan	$33.7	$32.2
Gibraltar Life	44.8	42.1
Star and Edison Businesses	44.3	0
All other international insurance subsidiaries	12.0	10.1

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$134.8	$84.4

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of June 30, 2011 and December 31, 2010. Additionally, we believe that the individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes will be effective for the fiscal year ending March 31, 2012. The following table depicts the solvency margins of our Japanese insurance subsidiaries under the old method as of March 31, 2011 and 2010 and under the new method as of March 31, 2011.

	“New Method”	“Old Method”
	March 31, 2011	March 31, 2011	March 31, 2010
Prudential of Japan	703%	1,134%	1,263%
Gibraltar Life	657%	1,120%	1,136%
Star	979%	1,779%	N/A
Edison	771%	1,363%	N/A

We believe that the solvency margins of our Japanese insurance subsidiaries, under the new method, will continue to satisfy regulatory and other requirements and will not negatively impact our competitive positioning. The capital requirements in Korea and Taiwan are also undergoing change. Korean insurance regulators have refined their RBC calculation effective June 2011 with the most significant change related to the interest rate risk charge. The RBC ratio for Prudential of Korea, or POK, will be lower under the new calculation reflective of the long duration of its liabilities and high policy persistency. Nevertheless, we expect that POK’s RBC ratio under the new calculation will remain one of the highest in the industry and will continue to exceed a level consistent with our “AA” ratings target. Additionally, Taiwanese regulators recently made slight refinements to their RBC calculation effective as of January 2011. The new calculation resulted in a modest increase in the interest rate risk charge and resulted in only a slight decline in Prudential of Taiwan’s RBC ratio with no expected corresponding competitive impact.

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

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. A portion of these U.S. dollar denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into the above inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first half of 2011, Prudential Financial funded $236 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of June 30, 2011, the market value of the internal hedges was a liability of $1,001 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of June 30, 2011, the $1,001 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher net cash outflows from Prudential Financial in excess of our historical experience.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first half of 2011, Prudential Financial paid $38 million of net cash flows for international insurance-related external hedge settlements. As of June 30, 2011, the net liability related to external foreign currency hedges was $523 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of all of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies.

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

On July 1, 2011, we completed the sale of our Global Commodities Business to Jefferies Group, Inc. and received cash proceeds of $420 million. For more information regarding the transaction, see “—Sale of the Global Commodities Business to Jefferies Group, Inc.” above.

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

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $350 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of June 30, 2011.

Certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, Prudential Insurance, on behalf of these separate accounts, may contractually agree to enter into various funding commitments which include commitments to purchase real estate, to invest in real estate partnerships (both existing and to-be-formed), and/or to fund additional construction or other expenditures on previously-acquired real estate investments. Certain commitments to purchase real estate are contingent on the developer’s development of the property according to plans and specifications outlined in a pre-sale agreement or the completed property achieving a certain level of leasing. These contractual commitments are typically entered into by Prudential Insurance on behalf of the particular separate account. Real estate investments that are acquired for a separate account are titled either in the name of Prudential Insurance or an LLC subsidiary specifically formed to hold the titles. In certain cases, the commitments specify that Prudential Insurance’s recourse liability for the obligation is limited to the assets of the separate account.

At June 30, 2011 and December 31, 2010, total outstanding purchase commitments related to such separate account activity were $4.3 billion and $5.3 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last six months was primarily driven by the satisfaction of outstanding commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of June 30, 2011. Off-balance sheet commitments include capital commitments in respect of undisbursed loan proceeds and commitments that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations in respect of disbursed loan proceeds which have substantially satisfied pre-conditions of the commitments.

	Contractual Maturity Date
	Remaining 2011	2012	After 2012	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$491	$396	$26	$913
Recourse limited to assets of separate accounts	395	180	50	625

Total Off-Balance Sheet Commitments	886	576	76	1,538

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	784	236	86	1,106
Recourse limited to assets of separate accounts	836	762	42	1,640

Total On-Balance Sheet Commitments	1,620	998	128	2,746

Total Commitments	$2,506	$1,574	$204	$4,284

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.7 billion. As of June 30, 2011, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of June 30, 2011, these separate account portfolios had combined gross and net asset values of $27 billion and $16 billion, respectively.

At the time of maturity of a funding commitment, Prudential Insurance often endeavors to negotiate extensions, refinancings, or other solutions with counterparties. Management believes that the separate accounts have sufficient resources to ultimately meet their obligations. However, there is a risk that the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancings or from the above-mentioned portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. To date, Prudential Insurance has not been required to provide any such funding.

As of June 30, 2011 and December 31, 2010, our asset management subsidiaries had cash and cash equivalents and short-term investments of $878 million and $805 million, respectively.

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

As of June 30, 2011 and December 31, 2010, total short- and long-term debt of the Company on a consolidated basis was $26.7 billion and $25.6 billion, respectively, which as shown below, includes $18.3 billion and $17.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$273	$283
Current portion of long-term debt	740	486

Total general obligation short-term debt	1,013	769

General obligation long-term debt:
Senior debt	13,123	12,654
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,629	2,668

Total general obligation long-term debt	17,271	16,841

Total borrowings	$18,284	$17,610

The following table presents, as of June 30, 2011, Prudential Financial’s contractual maturities of its general obligation long-term debt.

Calendar Year	Senior Debt	Junior Subordinated Debt		Retail Medium- term Notes
	(in millions)
2012	$600	$		$75
2013	1,581			165
2014	1,473			80
2015	2,148			81
2016 and thereafter	7,321		1,519	2,228

Total	$13,123		$1,519	$2,629

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of June 30, 2011 approximately $8.6 billion remained available. On May 12, 2011 Prudential Financial issued $500 million of 3.0% notes due May 2016 and $300 million of 5.625% notes due May 2041 under the Medium-Term Notes, Series D program, proceeds from which were used to fund operating loans to our businesses and for other general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.30% and 5.22% for the six months ended June 30, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of June 30, 2011 approximately $2.9 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the

Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.79% and 5.77% for the six months ended June 30, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets continue to improve, we may resume new issuances under the program.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of June 30, 2011, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,152	$1,982

General obligation long-term debt:
Senior debt	16,444	15,517
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,142
Other(4)	725	725

Total general obligation long-term debt	22,828	21,903

Total general obligations	24,980	23,885

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	26,730	25,635

Total asset-based financing	9,630	8,057

Total borrowings and asset-based financings	$36,360	$33,692

(1)	As of both June 30, 2011 and December 31, 2010, includes $0.3 billion of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both June 30, 2011 and December 31, 2010, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million and $942 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of June 30, 2011, the $4.1 billion of surplus notes outstanding is net of $250 million of assets under set-off arrangements, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of off-set exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both June 30, 2011 and December 31, 2010, $1.750 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $3.2 billion and $3.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2011 and December 31, 2010, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both June 30, 2011 and December 31, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $1.1 billion from December 31, 2010 to June 30, 2011, primarily reflecting issuances of medium-term notes and the assumption of Star and Edison debt. In conjunction with the acquisition of Star and Edison, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion has no stated maturity date. At June 30, 2011, the carrying value of this debt was $498 million.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate-related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises, and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	June 30, 2011	December 31, 2010
	(in millions)
General obligations:
Capital debt(1)	$10,201	$8,763
Investment-related	9,682	9,569
Securities business-related	1,465	2,230
Specified other businesses	3,632	3,323

Total general obligations	24,980	23,885
Limited and non-recourse debt(2)	1,750	1,750

Total borrowings	$26,730	$25,635

Short-term debt	$2,152	$1,982
Long-term debt	24,578	23,653

Total borrowings	$26,730	$25,635

Borrowings of Financial Services Businesses	$24,980	$23,885
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$26,730	$25,635

(1)	Includes $1,519 million of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both June 30, 2011, and December 31, 2010, $1,750 million of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of June 30, 2011, the Company’s contractual maturities of its long-term debt.

Long-term Debt
(in millions)
Calendar Year:
2012	$690
2013	1,825
2014	2,044
2015	3,159
2016 and thereafter	16,860

Total	$24,578

We may, from time to time, seek to redeem or repurchase our outstanding debt securities through individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position, contractual restrictions and other factors.

The states of domicile of our domestic life insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is non-economic, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business, including actions that are described in more detail below.

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes for the purpose of financing reserves required under Regulation XXX. Total outstanding notes under this facility were $2.7 billion as of June 30, 2011. In 2007, another subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to unaffiliated financial institutions for the purpose of financing reserves required under Guideline AXXX. In connection with each of these financing arrangements, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Also in each case, concurrent with the issuance of the surplus notes, Prudential Financial entered into arrangements (which are accounted for as derivative instruments) that require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of June 30, 2011, there were no collateral postings made under these derivative instruments.

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes for the purpose of financing reserves required under Regulation XXX. At June 30, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security, with a principal amount equal to the outstanding surplus notes, which is redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt security are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts.

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

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of June 30, 2011 and December 31, 2010, the outstanding aggregate principal amount of such notes totaled $3.2 billion and $3.5 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $925 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

Credit Facilities

As of June 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4.108 billion of unsecured committed credit facilities. There were no outstanding borrowings under these credit facilities as of June 30, 2011 or as of the date of this filing. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

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

As of June 30, 2011, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. Our ability to borrow under the facilities is not contingent on our credit ratings nor subject to material adverse change clauses.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors, or trading counterparties thereby potentially negatively affecting our profitability, liquidity, and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2011 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $158 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $18 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P, Moody’s and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Moody’s currently has all of the Company’s ratings on positive outlook. Except as noted below, A.M. Best, S&P, and Fitch currently have the Company’s ratings on stable outlook.

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

On June 8, 2011, A.M. Best affirmed the long-term senior debt rating of Prudential Financial at “a-” and the financial strength ratings of our life insurance subsidiaries at “A+.”

On June 23, 2011, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “Baa2” and the financial strength ratings of our life insurance subsidiaries at “A2,” and revised the outlook from stable to positive.

In July 2011, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of our life insurance subsidiaries at “AA-.”

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2011, a motion to dismiss the amended complaint was filed in Phillips v. Prudential Insurance and Pruco Life Insurance Co., a purported Illinois state class action challenging the use of retained asset accounts to settle individual life insurance death benefit claims.

In April 2011, Schultz v. Aviall, Inc. Long Term Disability Plan was dismissed and plaintiffs filed a motion to vacate the order dismissing their complaint and to reinstate their claims. In April 2011, a final order approving the settlement was entered in Koehn v. Fireman’s Fund Long Term Disability Plan. The Company has indemnified the defendant plans in both cases.

In May 2011, the Company filed a motion for judgment on the pleadings in Huffman v. The Prudential Life Insurance Company, a purported nationwide class action challenging the use of retained asset accounts to settle death benefit claims in ERISA-governed employee welfare plans. In July 2011, the court denied the motion.

In June 2011, the United States Bankruptcy Court for the Southern District of New York approved the dismissal of the adversary proceeding and the allowance of the $200 million unsecured claim in the Lehman Brothers Holdings, Inc. bankruptcy.

See “Contingent Liabilities” within Note 15 to the Unaudited Interim Consolidated Financial Statements for a discussion concerning audits and inquiries relating to the Company’s handling of unclaimed property.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2011, of its Common Stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2011 through April 30, 2011	5,169	$61.00	—
May 1, 2011 through May 31, 2011	2,074	$63.28	—
June 1, 2011 through June 30, 2011	1,425	$58.32	—

Total	8,668	$61.11	—	$—

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of June 30, 2011, no shares were repurchased under the program.

Item 6.	Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: August 5, 2011

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