Form 10-Q
period 2011-09-30
PRUDENTIAL FINANCIAL INC
filed 2011-11-04
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 470 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2011 and December 31, 2010 (in millions, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2011-$238,534; 2010- $187,754)(1)	$252,112	$194,983
Fixed maturities, held to maturity, at amortized cost (fair value: 2011-$5,484; 2010- $5,477)(1)	5,195	5,226
Trading account assets supporting insurance liabilities, at fair value(1)	19,535	17,771
Other trading account assets, at fair value	6,562	4,225
Equity securities, available for sale, at fair value (cost: 2011-$7,082; 2010- $6,469)	7,462	7,741
Commercial mortgage and other loans (includes $219 and $364 measured at fair value under the fair value option at September 30, 2011 and December 31, 2010, respectively)(1)	34,401	31,831
Policy loans	11,483	10,667
Other long-term investments (includes $338 and $258 measured at fair value under the fair value option at September 30, 2011 and December 31, 2010, respectively)(1)	7,903	6,171
Short-term investments	7,907	5,297

Total investments	352,560	283,912
Cash and cash equivalents(1)	15,526	12,915
Accrued investment income(1)	2,820	2,377
Deferred policy acquisition costs	16,278	16,435
Other assets(1)	16,923	16,439
Separate account assets(1)	207,366	207,776

TOTAL ASSETS	$611,473	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$169,391	$133,874
Policyholders’ account balances	134,560	106,441
Policyholders’ dividends	5,420	3,378
Securities sold under agreements to repurchase	6,234	5,885
Cash collateral for loaned securities	3,189	2,171
Income taxes	8,319	6,353
Short-term debt	2,899	1,982
Long-term debt	23,920	23,653
Other liabilities(1)	12,371	15,413
Separate account liabilities(1)	207,366	207,776

Total liabilities	573,669	506,926

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,110,939 and 660,110,810 shares issued at September 30, 2011 and December 31, 2010, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	0	0
Additional paid-in capital	24,257	24,223
Common Stock held in treasury, at cost (188,213,961 and 176,312,047 shares at September 30, 2011 and December 31, 2010, respectively)	(11,738)	(11,173)
Accumulated other comprehensive income (loss)	5,292	2,978
Retained earnings	19,332	16,381

Total Prudential Financial, Inc. equity	37,149	32,415

Noncontrolling interests	655	513

Total equity	37,804	32,928

TOTAL LIABILITIES AND EQUITY	$611,473	$539,854

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Premiums	$6,092	$4,654	$17,892	$13,500
Policy charges and fee income	958	761	2,911	2,436
Net investment income	3,333	3,016	9,778	8,800
Asset management fees and other income	2,006	1,457	3,823	3,211
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(402)	(435)	(1,606)	(2,198)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	286	345	1,233	1,715
Other realized investment gains (losses), net	2,644	119	3,319	2,687

Total realized investment gains (losses), net	2,528	29	2,946	2,204

Total revenues	14,917	9,917	37,350	30,151

BENEFITS AND EXPENSES
Policyholders’ benefits	6,208	4,538	17,676	13,668
Interest credited to policyholders’ account balances	1,463	1,174	3,477	3,640
Dividends to policyholders	679	512	1,961	1,547
Amortization of deferred policy acquisition costs	1,786	(6)	2,888	1,412
General and administrative expenses	2,447	1,949	7,138	5,619

Total benefits and expenses	12,583	8,167	33,140	25,886

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,334	1,750	4,210	4,265

Income tax expense	848	524	1,370	1,301

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,486	1,226	2,840	2,964
Equity in earnings of operating joint ventures, net of taxes	67	14	183	33

INCOME FROM CONTINUING OPERATIONS	1,553	1,240	3,023	2,997
Income (loss) from discontinued operations, net of taxes	(9)	2	21	20

NET INCOME	1,544	1,242	3,044	3,017
Less: Income (loss) attributable to noncontrolling interests	10	(2)	64	(1)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,534	$1,244	$2,980	$3,018

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.12	$2.49	$5.97	$5.34
Income (loss) from discontinued operations, net of taxes	(0.02)	0.01	0.04	0.04

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$3.10	$2.50	$6.01	$5.38

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.08	$2.46	$5.89	$5.27
Income (loss) from discontinued operations, net of taxes	(0.02)	0.00	0.04	0.04

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$3.06	$2.46	$5.93	$5.31

Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$10.50	$33.50	$15.00	$243.50
Income from discontinued operations, net of taxes	0.00	0.50	0.00	0.50

Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$10.50	$34.00	$15.00	$244.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Nine Months Ended September 30, 2011 and 2010 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Common Stock acquired				(750)		(750)	0	(750)
Contributions from noncontrolling interests							10	10
Distributions to noncontrolling interests							(15)	(15)
Consolidations/deconsolidations of noncontrolling interests		0				0	54	54
Stock-based compensation programs		34	(29)	185		190		190
Comprehensive income:
Net income			2,980			2,980	64	3,044
Other comprehensive income, net of tax					2,314	2,314	29	2,343

Total comprehensive income						5,294	93	5,387

Balance, September 30, 2011	$6	$24,257	$19,332	$(11,738)	$5,292	$37,149	$655	$37,804

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Contributions from noncontrolling interests						0	6	6
Distributions to noncontrolling interests						0	(19)	(19)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		(11)	(11)	185		163		163
Comprehensive income:
Net income			3,018			3,018	(1)	3,017
Other comprehensive income, net of tax					5,172	5,172	3	5,175

Total comprehensive income						8,190	2	8,192

Balance, September 30, 2010	$6	$23,222	$16,794	$(11,205)	$4,729	$33,546	$522	$34,068

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (in millions)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,044	$3,017
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,946)	(2,204)
Policy charges and fee income	(826)	(705)
Interest credited to policyholders’ account balances	3,477	3,639
Depreciation and amortization	202	(56)
Gains on trading account assets supporting insurance liabilities, net	(179)	(720)
Change in:
Deferred policy acquisition costs	(12)	(829)
Future policy benefits and other insurance liabilities	4,759	3,115
Other trading account assets	340	(669)
Income taxes	359	(1,539)
Other, net	2,603	1,555

Cash flows from operating activities	10,821	4,604

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	31,857	20,703
Fixed maturities, held to maturity	336	333
Trading account assets supporting insurance liabilities and other trading account assets	18,883	31,169
Equity securities, available for sale	2,823	1,898
Commercial mortgage and other loans	3,138	3,067
Policy loans	1,521	1,263
Other long-term investments	1,556	750
Short-term investments	16,799	16,522
Payments for the purchase/origination of:
Fixed maturities, available for sale	(38,963)	(27,860)
Fixed maturities, held to maturity	(38)	(155)
Trading account assets supporting insurance liabilities and other trading account assets	(20,317)	(31,592)
Equity securities, available for sale	(2,335)	(1,872)
Commercial mortgage and other loans	(4,598)	(3,530)
Policy loans	(1,334)	(1,163)
Other long-term investments	(1,252)	(641)
Short-term investments	(16,858)	(15,436)
Acquisition of Subsidiaries, net of cash acquired.	(2,321)	0
Other, net	119	414

Cash flows used in investing activities	(10,984)	(6,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	18,632	16,840
Policyholders’ account withdrawals	(17,047)	(16,944)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,356	(515)
Cash dividends paid on Common Stock	(51)	(42)
Net change in financing arrangements (maturities 90 days or less)	207	554
Common Stock acquired	(695)	0
Common Stock reissued for exercise of stock options	89	78
Proceeds from the issuance of debt (maturities longer than 90 days)	1,229	2,623
Repayments of debt (maturities longer than 90 days)	(891)	(2,544)
Excess tax benefits from share-based payment arrangements	13	11
Other, net	(249)	197

Cash flows from financing activities	2,593	258

Effect of foreign exchange rate changes on cash balances	181	77

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,611	(1,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,915	13,164

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,526	$11,973

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$73	$70

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations and the recently acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of September 30, 2011, include the assets and liabilities of Gibraltar Life and the Star and Edison Businesses as of August 31, 2011 and the results of operations for Gibraltar Life for the three and nine months ended August 31, 2011. The Consolidated Financial Statements as of September 30, 2011, include the results of operations for the Star and Edison Businesses from February 1, 2011, the acquisition date, through August 31, 2011.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

“Other trading account assets, at fair value” consist primarily of investments, including certain perpetual preferred stock, and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions, used in a non-broker-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.” Interest and dividend income from these investments is reported in “Net investment income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.

In situations where a loan has been restructured in a troubled debt restructuring and the loan has subsequently defaulted, this factor is considered when evaluating the loan for a specific allowance for losses in accordance with the credit review process noted above.

See Note 4 for additional information about commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives are used in a non-broker-dealer capacity in insurance, investment and international businesses, and treasury operations to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of non-broker-dealer related derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives were also used in a derivative broker-dealer capacity in the Company’s global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities. The Company’s global commodities group was sold on July 1, 2011. See Note 3 for further details. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Income from discontinued operations, net of taxes” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In December 2010, the FASB issued authoritative guidance for business combinations that modifies the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing authoritative guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This new guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

December 15, 2010. The required disclosures are included above and in Note 4. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 4.

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

Future Adoption of New Accounting Pronouncements

In September 2011, the FASB issued updated guidance regarding the application of the goodwill impairment test. The updated guidance allows an entity to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it must perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s financial statement disclosures but does not expect it to impact its consolidated financial position or results of operations.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, the FASB proposed a deferral of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. If the deferral is effective, companies would still be required to adopt the other requirements of the updated guidance. This updated guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have an impact on its financial statement disclosures but limited, if any, impact on the Company’s consolidated financial position or results of operations.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. Accordingly upon adoption, “Deferred policy acquisition costs” will be reduced and policy reserves for certain limited payment contracts within “Future policy benefits” will be increased with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of September 30, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $4.0 billion to $5.0 billion, increase “Future policy benefits” by approximately $0.2 billion to $0.3 billion, and reduce “Total equity” by approximately $2.7 billion to $3.3 billion. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, may initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

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

The Star and Edison Businesses primarily distribute individual life insurance, fixed annuities and certain accident and health products with fixed benefits through captive agents, independent agents, and banks. The addition of these operations to the Company’s existing businesses increases its scale in the Japanese insurance market and provides complementary distribution opportunities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired (“VOBA”)(2)	3,769
Goodwill(2)	173
Other assets(1)(2)(4)	880

Total assets acquired	50,086
Future policy benefits(2)(3)	22,202
Policyholders’ account balances(2)(3)(5)	22,785
Long-term debt	496
Other liabilities(2)	390
Total liabilities assumed	45,873

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Reflects revisions to prior period presentation for correction of treatment of certain acquired policies and refinements to certain data.
(3)	Reflects reclassifications to prior period presentation for correction of classification of certain acquired policies.
(4)	Includes $678 million of deferred taxes representing the difference between U.S. GAAP and local tax basis. In accordance with U.S. GAAP, the utilization of deferred tax assets recorded on the statements of financial position as of the acquisition date for Star and Edison are estimated to result in additional tax expense in the future of approximately $440 million.
(5)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

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

(in millions)
Remainder of 2011	$115
2012	$424
2013	$367
2014	$319
2015	$276
2016 and thereafter	$2,174

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of February 1, 2011	$3,769
Amortization	(356)
Interest	29
Foreign currency translation	233

Balance as of September 30, 2011	$3,675

Goodwill

As a result of the acquisition of the Star and Edison Businesses, the Company recognized an asset for goodwill representing the excess of the acquisition cost over the net fair value of the assets acquired and liabilities assumed. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $173 million. As a result of the intended Section 338(g) election and the assumed repatriation of U.S. GAAP earnings, the Company currently estimates 100% of this amount to be U.S. tax deductible in the future. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The test will be performed at the reporting unit level which for this acquisition is the International Insurance segment’s Gibraltar Life and Other operations.

Results of the Star and Edison Businesses since the Acquisition Date

The Star and Edison Businesses use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Due to this one month reporting lag, the Company’s Unaudited Interim Consolidated Financial Statements as of September 30, 2011 include the results for the Star and Edison Businesses from February 1, 2011 through August 31, 2011. The following table presents selected financial information reflecting results for the Star and Edison Businesses for the three months ended August 31, 2011 and from February 1, 2011 through August 31, 2011 that are included in the Company’s Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2011, respectively.

	Three Months Ended August 31, 2011	February 1, 2011 through August 31, 2011
	(in millions)
Total revenues	$2,195	$3,804
Income from continuing operations	675	721

The results of the Star and Edison Businesses in the table above include a pre-tax charge of $30 million for estimated claims and expenses arising from the earthquake and tsunami in Japan on March 11, 2011. The results of the Star and Edison Businesses in the table above do not reflect the impact of transaction and integration costs

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on the Company’s results. Transaction costs represent costs directly related to effecting the acquisition. Integration costs are costs associated with the integration of the core operations of the Star and Edison Businesses with the Gibraltar Life operations. Both transaction and integration costs are expensed as incurred and are included in “General and administrative expenses.” For the three months ended September 30, 2011, the Company incurred $43 million of integration costs reflected in the International Insurance segment. For the nine months ended September 30, 2011, the Company incurred $119 million of transaction and integration costs reflected in the International Insurance segment and $8 million of costs related to the acquisition reflected in Corporate and Other operations.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
	(in millions, except per share amounts)
Total revenues	$12,020	$38,670	$33,618
Income from continuing operations	1,869	3,188	3,166
Net income attributable to Prudential Financial, Inc.	1,873	3,145	3,186

Earnings per share-Financial Services Businesses Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.70	$6.31	$5.49
Net income attributable to Prudential Financial, Inc. per share of Common Stock	3.70	6.36	5.52
Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.65	$6.23	$5.42
Net income attributable to Prudential Financial, Inc. per share of Common Stock	3.65	6.27	5.45

Earnings per share-Closed Block Business Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$33.50	$15.00	$243.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	34.00	15.00	244.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Global commodities business	$(2)	$(10)	$16	$19
Real estate investments sold or held for sale	3	1	21	5
Korean asset management operations	0	3	0	35
Mexican asset management operations	0	6	0	6
Other	0	1	0	0

Income from discontinued operations before income taxes	1	1	37	65
Income tax expense (benefit)	10	(1)	16	45

Income (loss) from discontinued operations, net of taxes	$(9)	$2	$21	$20

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale are Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale and received cash proceeds of $422 million, which includes a final purchase price true-up of $2 million received post closing. Included in the table above for the three and nine months ended September 30, 2011, are after-tax losses of $10 million and $17 million, respectively, recorded in connection with the sale of these operations. This consisted of pre-tax losses of $6 million and $18 million and income tax expense of $4 million and income tax benefit of $1 million, for the three and nine months ended September 30, 2011, respectively.

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

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Total assets	$82	$7,068
Total liabilities	$95	$6,646

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,328	$2,641	$37	$14,932	$0
Obligations of U.S. states and their political subdivisions	2,621	378	18	2,981	0
Foreign government bonds	70,352	4,584	119	74,817	0
Corporate securities	118,895	9,863	3,007	125,751	(26)
Asset-backed securities(1)	12,561	196	1,828	10,929	(1,226)
Commercial mortgage-backed securities	12,002	614	151	12,465	6
Residential mortgage-backed securities(2)	9,775	556	94	10,237	(13)

Total fixed maturities, available for sale	$238,534	$18,832	$5,254	$252,112	$(1,259)

Equity securities, available for sale(3)	$7,082	$861	$481	$7,462

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	As of September 30, 2011, perpetual preferred stocks of $1.3 billion were reclassified to “Other Trading Account Assets.” Prior periods were not restated.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $232 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,257	$122	$0	$1,379	$0
Corporate securities(1)	1,122	25	72	1,075	0
Asset-backed securities(2)	1,250	65	0	1,315	0
Commercial mortgage-backed securities	446	79	0	525	0
Residential mortgage-backed securities(3)	1,120	70	0	1,190	0

Total fixed maturities, held to maturity(1)	$5,195	$361	$72	$5,484	$0

(1)	Excludes notes with amortized cost of $250 million (fair value, $292 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,930	$663	$295	$11,298	$0
Obligations of U.S. states and their political subdivisions	2,254	43	66	2,231	0
Foreign government bonds	47,414	2,920	95	50,239	0
Corporate securities	93,703	6,503	1,989	98,217	(30)
Asset-backed securities(1)	12,459	214	1,682	10,991	(1,413)
Commercial mortgage-backed securities	11,443	663	69	12,037	1
Residential mortgage-backed securities(2)	9,551	491	72	9,970	(13)

Total fixed maturities, available for sale	$187,754	$11,497	$4,268	$194,983	$(1,455)

Equity securities, available for sale	$6,469	$1,393	$121	$7,741

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $606 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$1,199	$84	$0	$1,283	$0
Corporate securities	1,059	12	67	1,004	0
Asset-backed securities(1)	1,179	48	1	1,226	0
Commercial mortgage-backed securities	475	106	0	581	0
Residential mortgage-backed securities(2)	1,314	69	0	1,383	0

Total fixed maturities, held to maturity	$5,226	$319	$68	$5,477	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2011 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$9,108	$9,206	$0	$0
Due after one year through five years	47,158	47,968	76	77
Due after five years through ten years	54,326	57,415	369	379
Due after ten years(1)	93,604	103,892	1,934	1,998
Asset-backed securities	12,561	10,929	1,250	1,315
Commercial mortgage-backed securities	12,002	12,465	446	525
Residential mortgage-backed securities	9,775	10,237	1,120	1,190

Total(1)	$238,534	$252,112	$5,195	$5,484

(1)	Excludes notes with amortized cost of $250 million (fair value, $292 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available for sale
Proceeds from sales	$8,333	$2,562	$19,262	$8,961
Proceeds from maturities/repayments	3,804	3,986	13,062	11,762
Gross investment gains from sales, prepayments, and maturities	188	218	630	485
Gross investment losses from sales and maturities	(74)	(46)	(255)	(165)

Fixed maturities, held to maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	68	108	338	332

Equity securities, available for sale
Proceeds from sales	$1,168	$512	$2,854	$1,960
Gross investment gains from sales	94	67	403	278
Gross investment losses from sales	(106)	(13)	(176)	(49)

Fixed maturity and equity security impairments
Writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(116)	$(90)	$(373)	$(483)
Writedowns for impairments on equity securities	(42)	(25)	(101)	(101)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in millions)
Balance, beginning of period	$1,419	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(57)	(294)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(31)
Credit loss impairment recognized in the current period on securities not previously impaired	8	34
Additional credit loss impairments recognized in the current period on securities previously impaired	34	192
Increases due to the passage of time on previously recorded credit losses	16	43
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7)	(24)

Balance, end of period	$1,413	$1,413

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in millions)
Balance, beginning of period	$1,775	$1,752
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(42)	(295)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(24)	(32)
Credit loss impairment recognized in the current period on securities not previously impaired	4	134
Additional credit loss impairments recognized in the current period on securities previously impaired	26	157
Increases due to the passage of time on previously recorded credit losses	18	81
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(10)	(50)

Balance, end of period	$1,747	$1,747

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,096	$1,096	$697	$697

Fixed maturities:
Corporate securities	10,085	10,770	9,581	10,118
Commercial mortgage-backed securities	2,252	2,320	2,352	2,407
Residential mortgage-backed securities(1)	1,812	1,869	1,350	1,363
Asset-backed securities(2)	1,450	1,318	1,158	1,030
Foreign government bonds	638	648	567	569
U.S. government authorities and agencies and obligations of U.S. states	544	572	467	448

Total fixed maturities	16,781	17,497	15,475	15,935
Equity securities	1,095	942	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,972	$19,535	$17,328	$17,771

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains and losses from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” included $12 million and $363 million of gains during the three months ended September 30, 2011 and 2010, respectively, and $120 million and $666 million of gains during the nine months ended September 30, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$3	$3

Fixed Maturities:
Asset-backed securities	713	673	706	661
Residential mortgage-backed securities	202	116	301	181
Corporate securities	280	284	319	318
Commercial mortgage-backed securities	162	120	144	103
U.S. government authorities and agencies and obligations of U.S. states	66	72	212	214
Foreign government bonds	47	48	25	25

Total fixed maturities	1,470	1,313	1,707	1,502

Other	16	22	16	20
Equity securities(1)	1,736	1,676	548	561

Subtotal	$3,225	$3,014	$2,274	$2,086

Derivative instruments		3,548		2,139

Total other trading account assets	$3,225	$6,562	$2,274	$4,225

(1)	As of September 30, 2011, perpetual preferred stocks of $1.3 billion were reclassified from “Equity securities, available for sale.” Additionally, $17 million was reclassified from OCI into Asset Management Fees and Other Income. Prior periods were not restated.

The net change in unrealized gains and losses from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” included $126 million of losses and $73 million of gains during the three months ended September 30, 2011 and 2010, respectively, and $23 million of losses and $47 million of gains during the nine months ended September 30, 2011 and 2010, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2011 and December 31, 2010, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available for sale	$58,844	$62,232	$38,647	$40,752
Fixed maturities, held to maturity	1,257	1,379	1,199	1,283
Trading account assets supporting insurance liabilities	463	475	418	424
Other trading account assets	41	41	23	24
Short-term investments	162	162	0	0
Cash equivalents	0	0	0	0

Total	$60,767	$64,289	$40,287	$42,483

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available for sale	$4,407	$4,914	$3,963	$4,238
Fixed maturities, held to maturity	0	0	0	0
Trading account assets supporting insurance liabilities	16	17	17	18
Other trading account assets	2	2	1	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$4,425	$4,933	$3,981	$4,258

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office buildings	$6,428	20.4%	$5,803	19.5%
Retail	6,845	21.8	6,388	21.4
Apartments/Multi-Family	5,270	16.7	5,140	17.2
Industrial buildings	6,944	22.1	6,576	22.1
Hospitality	1,539	4.9	1,584	5.3
Other	2,404	7.6	2,440	8.2

Total commercial mortgage loans	29,430	93.5	27,931	93.7

Agricultural property loans	2,052	6.5	1,893	6.3

Total commercial and agricultural mortgage loans by property type	31,482	100.0%	29,824	100.0%

Valuation allowance	(353)		(505)

Total net commercial and agricultural mortgage loans by property type	31,129		29,319

Other loans
Uncollateralized loans	2,040		1,468
Residential property loans	1,075		891
Other collateralized loans	210		223

Total other loans	3,325		2,582
Valuation allowance	(53)		(70)

Total net other loans	3,272		2,512

Total commercial mortgage and other loans(1)	$34,401		$31,831

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (27%), New York (11%) and Texas (7%) at September 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(157)	7	(1)	3	0	(148)
Charge-offs, net of recoveries	0	0	0	(6)	(15)	(21)
Change in foreign exchange	(2)	0	0	0	2	0

Total Ending Balance	$338	$15	$16	$17	$20	$406

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$639	$0	$18	$20	$21	$698
Addition to / (release of) allowance of losses	(125)	8	(2)	1	11	(107)
Charge-offs, net of recoveries	(17)	0	0	(1)	0	(18)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance	$497	$8	$17	$20	$33	$575

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$131	$6	$0	$17	$0	$154
Ending Balance: collectively evaluated for impairment	207	9	16	0	20	252
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$338	$15	$16	$17	$20	$406

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,576	$45	$0	$139	$6	$1,766
Ending balance gross of reserves: collectively evaluated for impairment	27,854	2,007	1,075	71	2,034	33,041
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$29,430	$2,052	$1,075	$210	$2,040	$34,807

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$264	$0	$0	$20	$16	$300
Ending Balance: collectively evaluated for impairment	233	8	17	0	17	275
Ending Balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total Ending Balance	$497	$8	$17	$20	$33	$575

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,279	$39	$0	$147	$36	$2,501
Ending balance gross of reserves: collectively evaluated for impairment	25,652	1,854	891	76	1,432	29,905
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$27,931	$1,893	$891	$223	$1,468	$32,406

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

	As of September 30, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(3)	Interest Income Recognized(2)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$1	$0
Retail	0	0	0	0	0
Office	0	0	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	0	0	0	28	0
Other	17	18	0	9	1

Total commercial mortgage loans	17	18	0	39	1

Agricultural property loans	1	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	12	0	6	0

Total with no related allowance	$24	$30	$0	$46	$1

With an allowance recorded:
Commercial mortgage loans:
Industrial	$37	$37	$19	$32	$0
Retail	38	38	4	120	1
Office	58	140	11	49	0
Apartments/Multi-Family	102	102	19	220	3
Hospitality	151	151	62	191	1
Other	95	95	16	102	3

Total commercial mortgage loans	481	563	131	714	8

Agricultural property loans	18	18	6	13	0
Residential property loans	0	0	0	6	0
Other collateralized loans	39	39	18	33	2
Uncollateralized loans	0	0	0	15	0

Total with related allowance	$538	$620	$155	$781	$10

Total:
Commercial mortgage loans	$498	$581	$131	$753	$9
Agricultural property loans	19	18	6	14	0
Residential property loans	0	0	0	6	0
Other collateralized loans	39	39	18	33	2
Uncollateralized loans	6	12	0	21	0

Total	$562	$650	$155	$827	$11

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	The interest income recognized reflects the related year-to-date income, regardless of the impairment timing.
(3)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0
Retail	0	0	0
Office	0	0	0
Apartments/Multi-Family	0	0	0
Hospitality	64	64	0
Other	0	0	0

Total commercial mortgage loans	64	64	0

Agricultural property loans	1	1	0
Residential property loans	0	0	0
Other collateralized loans	0	0	0
Uncollateralized loans	0	12	0

Total with no related allowance	$65	$77	$0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$18	$18	$18
Retail	155	155	23
Office	43	43	10
Apartments/Multi-Family	323	323	103
Hospitality	218	218	89
Other	95	96	21

Total commercial mortgage loans	852	853	264

Agricultural property loans	0	0	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	38	16

Total with related allowance	$942	$951	$300

Total:
Commercial mortgage loans	$916	$917	$264
Agricultural property loans	1	1	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	50	16

Total	$1,007	$1,028	$300

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in impaired loans with an allowance recorded, before the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

allowance for losses, was $750 million at December 31, 2010. Net investment income recognized on these loans totaled $35 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for commercial mortgage and other loans.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2011 and December 31, 2010 was $120 million and $136 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of September 30, 2011 and December 31, 2010, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

The following tables set forth the credit quality indicators as of September 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$654	$176	$205	$280	$69	$28	$1,412
50%-59.99%	420	84	280	283	66	50	1,183
60%-69.99%	410	414	547	338	448	90	2,247
70%-79.99%	9	10	269	420	296	211	1,215
80%-89.99%	0	0	0	236	97	240	573
90%-100%	19	0	0	0	0	131	150
Greater than 100%	0	16	0	0	18	130	164

Total Industrial	$1,512	$700	$1,301	$1,557	$994	$880	$6,944

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,226	$147	$528	$194	$24	$7	$2,126
50%-59.99%	972	262	179	92	43	4	1,552
60%-69.99%	66	290	919	437	60	17	1,789
70%-79.99%	123	34	379	343	147	26	1,052
80%-89.99%	0	32	0	30	61	29	152
90%-100%	0	0	19	27	44	33	123
Greater than 100%	0	0	0	26	25	0	51

Total Retail	$2,387	$765	$2,024	$1,149	$404	$116	$6,845

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,722	$224	$191	$160	$22	$31	$2,350
50%-59.99%	521	104	209	200	0	37	1,071
60%-69.99%	529	415	60	593	17	54	1,668
70%-79.99%	83	0	31	50	209	589	962
80%-89.99%	0	0	5	138	71	19	233
90%-100%	0	0	17	34	0	9	60
Greater than 100%	0	0	17	42	0	25	84

Total Office	$2,855	$743	$530	$1,217	$319	$764	$6,428

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$619	$175	$366	$198	$194	$119	$1,671
50%-59.99%	50	14	247	130	61	41	543
60%-69.99%	402	18	82	240	54	156	952
70%-79.99%	179	128	78	655	161	22	1,223
80%-89.99%	0	0	118	0	191	138	447
90%-100%	0	0	0	0	2	88	90
Greater than 100%	0	0	7	36	37	264	344

Total Apartments/Multi-Family	$1,250	$335	$898	$1,259	$700	$828	$5,270

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$144	$159	$0	$116	$24	$0	$443
50%-59.99%	0	0	35	9	0	0	44
60%-69.99%	51	5	45	318	58	11	488
70%-79.99%	6	0	0	33	47	61	147
80%-89.99%	0	0	77	0	27	107	211
90%-100%	0	0	19	0	19	15	53
Greater than 100%	0	59	0	0	4	90	153

Total Hospitality	$201	$223	$176	$476	$179	$284	$1,539

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$296	$24	$13	$104	$1	$1	$439
50%-59.99%	0	46	7	7	1	0	61
60%-69.99%	126	313	329	249	119	7	1,143
70%-79.99%	108	11	222	159	13	0	513
80%-89.99%	0	0	45	25	6	6	82
90%-100%	0	0	0	40	34	14	88
Greater than 100%	0	0	0	0	27	51	78

Total Other	$530	$394	$616	$584	$201	$79	$2,404

Agricultural property loans

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$420	$111	$328	$462	$121	$0	$1,442
50%-59.99%	61	120	16	33	0	3	233
60%-69.99%	158	0	180	0	0	0	338
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	39	39
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$639	$231	$524	$495	$121	$42	$2,052

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$5,081	$1,016	$1,631	$1,514	$455	$186	$9,883
50%-59.99%	2,024	630	973	754	171	135	4,687
60%-69.99%	1,742	1,455	2,162	2,175	756	335	8,625
70%-79.99%	508	183	979	1,660	873	909	5,112
80%-89.99%	0	32	245	429	453	539	1,698
90%-100%	19	0	55	101	99	329	603
Greater than 100%	0	75	24	104	111	560	874

Total Commercial Mortgage and Agricultural	$9,374	$3,391	$6,069	$6,737	$2,918	$2,993	$31,482

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

	As of September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,944	$0	$0	$0	$0	$0	$6,944
Retail	6,825	2	0	0	18	20	6,845
Office	6,413	5	8	0	2	15	6,428
Apartments/Multi-Family	5,227	0	0	0	43	43	5,270
Hospitality	1,480	0	0	0	59	59	1,539
Other	2,369	7	0	0	28	35	2,404

Total commercial mortgage loans	29,258	14	8	0	150	172	29,430

Agricultural property loans	2,011	0	0	0	41	41	2,052
Residential property loans	1,030	15	7	0	23	45	1,075
Other collateralized loans	206	0	0	0	4	4	210
Uncollateralized loans	2,040	0	0	0	0	0	2,040

Total	$34,545	$29	$15	$0	$218	$262	$34,807

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,576	$0	$0	$0	$0	$0	$6,576
Retail	6,298	71	0	0	19	90	6,388
Office	5,774	22	0	0	7	29	5,803
Apartments/Multi-Family	4,907	33	15	0	185	233	5,140
Hospitality	1,467	11	10	0	96	117	1,584
Other	2,370	17	0	0	53	70	2,440

Total commercial mortgage loans	27,392	154	25	0	360	539	27,931

Agricultural property loans	1,853	1	0	0	39	40	1,893
Residential property loans	847	19	3	0	22	44	891
Other collateralized loans	212	0	0	0	11	11	223
Uncollateralized loans	1,468	0	0	0	0	0	1,468

Total	$31,772	$174	$28	$0	$432	$634	$32,406

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	September 30, 2011	December 31, 2010
	(in millions)
Commercial mortgage loans:
Industrial	$43	$43
Retail	122	146
Office	58	65
Apartments/Multi-Family	102	410
Hospitality	199	290
Other	154	151

Total commercial mortgage loans	678	1,105

Agricultural property loans	45	39
Residential property loans	23	22
Other collateralized loans	41	50
Uncollateralized loans	6	35

Total	$793	$1,251

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the commercial mortgage and other loans acquired and sold during the three months ended September 30, 2011:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Acquired(1)	$0	$0	$0	$0	$0	$0
Sold(2)	0	0	0	0	25	25

(1)	Reported at purchase price of commercial mortgage and other loans acquired.
(2)	Reported at book value of commercial mortgage and other loans sold.

The following tables provide information about commercial mortgage and other loans involved in a troubled debt restructuring as of the dates indicated. The pre-modification outstanding recorded investment has been adjusted for any partial payoffs, and the table excludes troubled debt restructurings where we have received assets, other than loans, in full satisfaction of the loan. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in millions)
Commercial mortgage loans:
Industrial	$0	$0	$0	$0
Retail	113	92	161	138
Office	0	0	5	5
Apartments/Multi-Family	38	36	38	36
Hospitality	11	10	31	29
Other	28	20	33	25

Total commercial mortgage loans	190	158	268	233

Agricultural property loans	0	0	0	0
Residential property loans	4	4	6	6
Other collateralized loans	0	0	8	7
Uncollateralized loans	0	0	0	0

Total	$194	$162	$282	$246

The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of September 30, 2011.

As of September 30, 2011, the Company committed to fund $3 million to borrowers that have been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2011 and 2010 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities, available for sale	$2,401	$2,109	$6,958	$6,229
Fixed maturities, held to maturity	37	32	105	100
Equity securities, available for sale	63	71	244	219
Trading account assets	249	218	668	615
Commercial mortgage and other loans	479	487	1,428	1,404
Policy loans	153	147	446	429
Broker-dealer related receivables	0	0	0	0
Short-term investments and cash equivalents	15	13	46	35
Other long-term investments	39	38	188	66

Gross investment income	3,436	3,115	10,083	9,097
Less: investment expenses	(103)	(99)	(305)	(297)

Net investment income	$3,333	$3,016	$9,778	$8,800

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2011 and 2010 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Fixed maturities	$(2)	$82	$2	$(163)
Equity securities	(54)	29	126	128
Commercial mortgage and other loans	46	44	80	51
Investment real-estate	(4)	0	(16)	1
Joint ventures and limited partnerships	(19)	(12)	39	(36)
Derivatives(1)	2,557	(122)	2,693	2,208
Other	4	8	22	15

Realized investment gains (losses), net	$2,528	$29	$2,946	$2,204

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$(849)	$22	$(5)	$334	$174	$(324)
Net investment gains (losses) on investments arising during the period	(404)				141	(263)
Reclassification adjustment for (gains) losses included in net income	277				(97)	180
Reclassification adjustment for OTTI losses excluded from net income(1)	(51)				18	(33)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(7)			2	(5)
Impact of net unrealized investment (gains) losses on future policy benefits			10		(4)	6
Impact of net unrealized investment (gains) losses on policyholders’ dividends				109	(38)	71

Balance, September 30, 2011	$(1,027)	$15	$5	$443	$196	$(368)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$9,261	$(923)	$(901)	$(2,454)	$(1,514)	$3,469
Net investment gains (losses) on investments arising during the period	5,952				(2,068)	3,884
Reclassification adjustment for (gains) losses included in net income	(399)				142	(257)
Reclassification adjustment for OTTI losses excluded from net income(2)	51				(18)	33
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(387)			138	(249)
Impact of net unrealized investment (gains) losses on future policy benefits			(513)		180	(333)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,656)	586	(1,070)

Balance, September 30, 2011	$14,865	$(1,310)	$(1,414)	$(4,110)	$(2,554)	$5,477

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,027)	$(849)
Fixed maturity securities, available for sale—all other	14,605	8,078
Equity securities, available for sale	380	1,272
Derivatives designated as cash flow hedges(1)	(102)	(262)
Other investments(2)	(18)	173

Net unrealized gains (losses) on investments	$13,838	$8,412

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of September 30, 2011, includes $125 million of net unrealized losses on held to maturity securities that were previously transferred from available for sale. Also includes net unrealized gains on certain joint ventures that are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$990	$17	$115	$20	$1,105	$37
Obligations of U.S. states and their political subdivisions	253	14	39	4	292	18
Foreign government bonds	2,464	98	227	21	2,691	119
Corporate securities	22,339	1,099	9,314	1,980	31,653	3,079
Commercial mortgage-backed securities	1,790	98	288	53	2,078	151
Asset-backed securities	1,908	38	4,382	1,790	6,290	1,828
Residential mortgage-backed securities	799	27	353	67	1,152	94

Total	$30,543	$1,391	$14,718	$3,935	$45,261	$5,326

(1)	Includes $631 million of fair value and $72 million of gross unrealized losses at September 30, 2011 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,677	$207	$422	$88	$4,099	$295
Obligations of U.S. states and their political subdivisions	1,273	60	53	6	1,326	66
Foreign government bonds	2,599	76	125	19	2,724	95
Corporate securities	12,385	460	9,982	1,596	22,367	2,056
Commercial mortgage-backed securities	552	9	350	60	902	69
Asset-backed securities	1,365	16	5,499	1,667	6,864	1,683
Residential mortgage-backed securities	897	17	447	55	1,344	72

Total	$22,748	$845	$16,878	$3,491	$39,626	$4,336

(1)	Includes $590 million of fair value and $68 million of gross unrealized losses at December 31, 2010 on securities classified as held to maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

The gross unrealized losses at September 30, 2011 and December 31, 2010 are composed of $3,648 million and $2,950 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $1,678 million and $1,386 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2011, $3,282 million of the gross unrealized losses represented declines in value of greater than 20%, $924 million of which had been in that position for less than six months, as compared to $2,238 million at December 31, 2010, that represented declines in value of greater than 20%, $386 million of which had been in that position for less than six months. At September 30, 2011, the $3,935 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, services, and finance sectors of the Company’s corporate securities. At December 31, 2010, the $3,491 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At September 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$3,047	$479	$4	$2	$3,051	$481

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,098	$87	$326	$34	$1,424	$121

At September 30, 2011, $290 million of the gross unrealized losses represented declines of greater than 20%, $289 million of which had been in that position for less than six months. At December 31, 2010, $35 million of the gross unrealized losses represented declines of greater than 20%, $18 million of which had been in that position for less than six months. Included in the December 31, 2010 table above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2011 or December 31, 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	September 30, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$84	$49
Commercial mortgage and other loans	286	341
Other long-term investments	17	17
Cash and cash equivalents	4	84
Accrued investment income	1	1
Other assets	2	3
Separate account assets	0	4

Total assets of consolidated VIEs	$394	$499

Other liabilities	$238	$379
Separate account liabilities	0	4

Total liabilities of consolidated VIEs	$238	$383

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

	September 30, 2011	December 31, 2010
	(in millions)
Fixed maturities, available for sale	$129	$136
Fixed maturities, held to maturity	1,189	1,130
Trading account assets supporting insurance liabilities	8	9
Other long-term investments	317	(119)
Cash and cash equivalents	0	(2)
Accrued investment income	5	5
Other assets	0	0

Total assets of consolidated VIEs	$1,648	$1,159

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,213 million and $3,509 million at September 30, 2011 and December 31, 2010, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $533 million and $506 million at September 30, 2011 and December 31,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2010, respectively. These investments are reflected in “Fixed maturities, available for sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,030 million and $8,979 million as of September 30, 2011 and December 31, 2010, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,502 million and $3,535 million as of September 30, 2011 and December 31, 2010, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.9 billion and $5.0 billion as of September 30, 2011 and December 31, 2010, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available for sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $680 million and $754 million at September 30, 2011 and December 31, 2010, respectively, which includes the fair value of the embedded derivatives.

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

As of September 30, 2011 and December 31, 2010, the Company recognized a policyholder dividend obligation of $522 million and $126 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $3,662 million and $2,117 million at September 30, 2011 and December 31, 2010, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,413	$51,632
Policyholders’ dividends payable	958	909
Policyholders’ dividend obligation	4,184	2,243
Policyholders’ account balances	5,491	5,536
Other Closed Block liabilities	5,232	4,637

Total Closed Block Liabilities	67,278	64,957

Closed Block Assets
Fixed maturities, available for sale, at fair value	42,631	41,044
Other trading account assets, at fair value	272	150
Equity securities, available for sale, at fair value	2,901	3,545
Commercial mortgage and other loans	8,404	7,827
Policy loans	5,307	5,377
Other long-term investments	2,084	1,662
Short-term investments	1,072	1,119

Total investments	62,671	60,724
Cash and cash equivalents	694	345
Accrued investment income	623	600
Other Closed Block assets	290	275

Total Closed Block Assets	64,278	61,944

Excess of reported Closed Block Liabilities over Closed Block Assets	3,000	3,013
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,644	2,092
Allocated to policyholder dividend obligation	(3,662)	(2,117)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,982	$2,988

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2011
(in millions)
Balance, January 1	$2,243
Impact from earnings allocable to policyholder dividend obligation	396
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,545

Balance, September 30	$4,184

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues
Premiums	$667	$684	$2,129	$2,191
Net investment income	731	751	2,221	2,226
Realized investment gains (losses), net	243	66	495	766
Other income	(2)	30	30	32

Total Closed Block revenues	1,639	1,531	4,875	5,215

Benefits and Expenses
Policyholders’ benefits	828	811	2,557	2,572
Interest credited to policyholders’ account balances	35	35	104	105
Dividends to policyholders	639	480	1,848	1,462
General and administrative expenses	129	134	392	408

Total Closed Block benefits and expenses	1,631	1,460	4,901	4,547

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	8	71	(26)	668
Income tax expense (benefit)	5	(41)	(32)	116

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	3	112	6	552
Income from discontinued operations, net of taxes	0	1	0	1

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$3	$113	$6	$553

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	14.8	(14.8)	0.0
Stock-based compensation programs(1)	0.0	(2.9)	2.9	0.0

Balance, September 30, 2011	660.1	188.2	471.9	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any repurchases under the share repurchase program, including increased capital needs of the Company’s businesses due to opportunities for growth and acquisitions, as well as adverse market conditions. During the third quarter of 2011, the Company acquired 14.8 million shares of its Common Stock under this authorization at a total cost of $750 million.

Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$1,544	$1,242	$3,044	$3,017
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	52	509	345	415
Change in net unrealized investments gains (losses)(1)	1,221	1,997	1,964	4,719
Change in pension and postretirement unrecognized net periodic benefit	11	3	34	41

Other comprehensive income(2)	1,284	2,509	2,343	5,175

Comprehensive income	2,828	3,751	5,387	8,192

Comprehensive (income) loss attributable to noncontrolling interests	(16)	22	(93)	(2)

Comprehensive income attributable to Prudential Financial, Inc.	$2,812	$3,773	$5,294	$8,190

(1)	Includes cash flow hedges of $167 million and $(119) million for the three months ended September 30, 2011 and 2010, respectively, and $103 million and $16 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	Amounts are net of tax expense of $768 million and $1,084 million for the three months ended September 30, 2011 and 2010, respectively, and $1,205 million and $2,507 million for the nine months ended September 30, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2011 and 2010 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Change in component during period	316	1,964	34	2,314

Balance, September 30, 2011	$1,461	$5,109	$(1,278)	$5,292

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Change in component during period	412	4,719	41	5,172

Balance, September 30, 2010	$1,086	$5,230	$(1,587)	$4,729

(1)	Includes cash flow hedges of $(66) million and $(169) million as of September 30, 2011 and December 31, 2010, respectively, and $(189) million and $(205) million as of September 30, 2010 and December 31, 2009, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,524			$1,164
Direct equity adjustment	8			9
Less: Income (loss) attributable to noncontrolling interests	10			(2)
Less: Earnings allocated to participating unvested share-based payment awards	20			16

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,502	481.2	$3.12	$1,159	464.8	$2.49

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$20			$16
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	20			15
Stock options		2.5			2.9
Deferred and long-term compensation programs		0.5			0.4
Exchangeable Surplus Notes	4	5.1		4	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,506	489.3	$3.08	$1,164	473.2	$2.46

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$2,968			$2,481
Direct equity adjustment	25			29
Less: Income (loss) attributable to noncontrolling interests	64			(1)
Less: Earnings allocated to participating unvested share-based payment awards	39			33

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,890	484.0	$5.97	$2,478	464.0	$5.34

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$39			$33
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	39			32
Stock options		3.1			3.1
Deferred and long-term compensation programs		0.5			0.5
Exchangeable Surplus Notes	13	5.1		13	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,903	492.7	$5.89	$2,492	472.7	$5.27

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2011 and 2010 were based on 6.3 million and 6.2 million of such awards, respectively, weighted for the period they were outstanding. Undistributed earnings allocated to participating unvested share-based payment awards for the nine months ended September 30, 2011 and 2010 were based on 6.6 million and 6.1 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended September 30, 2011 and 2010, 12.1 million and 11.2 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $71.15 and $70.65 per share, respectively, were excluded from the computation of diluted earnings per share

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2011 and 2010, 10.3 million and 10.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $73.75 and $72.00 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

	Three Months Ended September 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$29			$76
Less: Direct equity adjustment	8			9

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$21	2.0	$10.50	$67	2.0	$33.50

	Nine Months Ended September 30,
	2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$55			$516
Less: Direct equity adjustment	25			29

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$30	2.0	$15.00	$487	2.0	$243.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At September 30, 2011 and December 31, 2010, the weighted average maturity of total commercial paper outstanding was 26 and 34 days, respectively.

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

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in millions)
Prudential Financial	$290	$283
Prudential Funding, LLC	988	874

Total outstanding commercial paper borrowings	$1,278	$1,157

Medium-term Notes

On May 12, 2011, Prudential Financial issued under its Medium-term Notes, Series D program $500 million of 3% notes due May 2016 and $300 million of 5.625% notes due May 2041.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance, or NJDOBI, regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently, there are no restrictions on the term of borrowings from the FHLBNY.

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

As of September 30, 2011, Prudential Insurance had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of September 30, 2011.

As of September 30, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of September 30, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.4 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of September 30, 2011, Prudential Bank & Trust, FSB had no advances outstanding under this facility.

Credit Facilities

As of September 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4,108 million of unsecured committed credit facilities, which includes a $1,250 million credit facility on which Prudential Financial is the sole borrower party. These facilities have remaining terms ranging from 3 months to 4.25 years. There were no outstanding borrowings under these credit facilities as of September 30, 2011. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. For additional information on these credit facilities, see Note 14 to the Company’s Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Star and Edison Acquisition

On February 1, 2011, the Company completed the acquisition of the Star and Edison Businesses from AIG. In conjunction with this acquisition, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion of debt has no stated maturity date. The carrying value of the debt at September 30, 2011 was $521 million. The Star and Edison Businesses hold $79 million of the Company’s medium-term notes. As a result, the consolidation of the Star and Edison Businesses with the Company effects a $79 million reduction of the Company’s consolidated long-term debt.

Surplus Notes

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes. At September 30, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security that is redeemable under certain circumstances including upon the occurrence of specified stress events affecting the subsidiary issuer. Interest and principal payments on the surplus notes and on the debt security are settled on a net basis because valid rights of set-off exist. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Arizona Department of Insurance.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Components of net periodic (benefit) cost
Service cost	$58	$45	$3	$3
Interest cost	123	118	27	28
Expected return on plan assets	(180)	(186)	(24)	(27)
Amortization of prior service cost	6	6	(3)	(3)
Amortization of actuarial (gain) loss, net	10	10	9	10
Special termination benefits	1	0	0	0

Net periodic (benefit) cost(1)(2)	$18	$(7)	$12	$11

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Service cost	$163	$134	$9	$9
Interest cost	365	352	81	84
Expected return on plan assets	(539)	(558)	(72)	(81)
Amortization of prior service cost	18	18	(9)	(9)
Amortization of actuarial (gain) loss, net	30	30	27	30
Curtailments	0	(6)	0	0
Special termination benefits	3	2	0	0

Net periodic (benefit) cost(1)(2)	$40	$(28)	$36	$33

(1)	Includes net periodic (benefit) cost for pensions of $13 million for the three months ended September 30, 2011 and $29 million for the nine months ended September 30, 2011, related to the Star and Edison acquisition.
(2)	Includes net periodic (benefit) cost for pensions of $0 million for the three months ended September 30, 2010 and $(4) million for the nine months ended September 30, 2010 that have been classified as discontinued operations.

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

Adjustments to “Realized investment gains (losses), net,” for purposes of calculating adjusted operating income, include the following:

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. As discussed further below, adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts.

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $54 million and $27 million for the three months ended September 30, 2011 and 2010, respectively, and net losses of $131 million and $58 million for the nine months ended September 30, 2011 and 2010, respectively). As of September 30, 2011 and December 31, 2010, the fair value of open contracts used for this purpose were net liabilities of $240 million and $252 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $66 million and $49 million for the three months ended September 30, 2011 and 2010, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $13 million and $9 million, respectively, related to certain derivative contracts that were terminated or offset in prior periods. Adjusted operating income includes net gains of $189 million and $180 million for the nine months ended September 30, 2011 and 2010, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $37 million and $24 million, respectively, related to derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of September 30, 2011, related to derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)	(in years)
Segment:
International Insurance	$672	29
Asset Management	22	8
Corporate and Other	(42)	6

Total deferred gain (loss)	$652

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $43 million and losses of $1 million for the three months ended September 30, 2011 and 2010, respectively, and net gains of $145 million and $9 million for the nine months ended September 30, 2011 and 2010, respectively, related to these and other businesses were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net losses of $104 million and gains of $23 million, for the three months ended September 30, 2011 and 2010, respectively, and net losses of $47 million and gains of $18 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company has certain assets and liabilities for which, under GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these foreign currency related and certain other adjustments was to exclude from adjusted operating income net gains of $1,247 million, and $197 million for the three months ended September 30, 2011 and 2010, respectively, and net gains of $1,033 million and $154 million for the nine months ended September 30, 2011 and 2010, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$(191)	$588	$322	$701
Retirement	111	119	456	425
Asset Management	123	148	504	355

Total U.S. Retirement Solutions and Investment Management Division	43	855	1,282	1,481

Individual Life	145	190	371	369
Group Insurance	64	61	153	146

Total U.S. Individual Life and Group Insurance Division	209	251	524	515

International Insurance	751	540	2,013	1,497

Total International Insurance Division	751	540	2,013	1,497

Corporate Operations	(341)	(284)	(834)	(677)
Real Estate and Relocation Services	14	19	4	22

Total Corporate and Other	(327)	(265)	(830)	(655)

Adjusted Operating Income before income taxes for Financial Services Businesses	676	1,381	2,989	2,838

Reconciling items:
Realized investment gains (losses), net, and related adjustments	3,376	166	3,178	1,485
Charges related to realized investment gains (losses), net	(1,752)	118	(1,925)	(641)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	10	388	170	719
Change in experience-rated contractholder liabilities due to asset value changes	68	(367)	(76)	(831)
Divested businesses	2	(32)	(1)	(46)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(88)	(18)	(203)	(36)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,292	1,636	4,132	3,488

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	42	114	78	777

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,334	$1,750	$4,210	$4,265

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Financial Services Businesses:
Individual Annuities	$905	$807	$2,736	$2,334
Retirement	1,171	1,376	3,625	3,875
Asset Management	513	493	1,717	1,366

Total U.S. Retirement Solutions and Investment Management Division	2,589	2,676	8,078	7,575

Individual Life	643	638	2,131	2,076
Group Insurance	1,560	1,466	4,552	4,093

Total U.S. Individual Life and Group Insurance Division	2,203	2,104	6,683	6,169

International Insurance	5,126	3,042	14,503	8,947

Total International Insurance Division	5,126	3,042	14,503	8,947

Corporate Operations	(33)	(63)	(120)	(169)
Real Estate and Relocation Services	65	66	157	167

Total Corporate and Other	32	3	37	(2)

Total	9,950	7,825	29,301	22,689

Reconciling items:
Realized investment gains (losses), net, and related adjustments	3,376	166	3,178	1,485
Charges related to realized investment gains (losses), net	(21)	(42)	(88)	(115)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	10	388	170	719
Divested businesses	5	4	10	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(98)	(16)	(267)	(35)

Total Financial Services Businesses	13,222	8,325	32,304	24,749

Closed Block Business	1,695	1,592	5,046	5,402

Total per Unaudited Interim Consolidated Financial Statements	$14,917	$9,917	$37,350	$30,151

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Asset Management segment intersegment revenues	$122	$102	$353	$290

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation within Corporate and Other operations.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in millions)
Individual Annuities	$117,077	$108,879
Retirement	129,703	130,854
Asset Management	35,448	32,920

Total U.S. Retirement Solutions and Investment Management Division	282,228	272,653

Individual Life	42,492	41,131
Group Insurance	36,476	35,490

Total U.S. Individual Life and Group Insurance Division	78,968	76,621

International Insurance	169,873	103,097

Total International Insurance Division	169,873	103,097

Corporate Operations	9,567	19,090
Real Estate and Relocation Services	641	685

Total Corporate and Other	10,208	19,775

Total Financial Services Businesses	541,277	472,146

Closed Block Business	70,196	67,708

Total	$611,473	$539,854

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. The Company has commenced settlement discussions with the IRS that could result in the closure of the audit of tax years through

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2006. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could significantly change in the next twelve months. However, due to the nature of the uncertainties, a range of the amount of the potential change cannot be reasonably predicted.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2010 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2010 or the first nine months of 2011.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s results in 2010 or first nine months of 2011.

In January 2007, the IRS began an examination of tax years 2004 through 2006. During 2004 through 2006, the Company entered into two transactions that involved, among other things, the payment of foreign income taxes that were credited against the Company’s U.S. tax liability. On May 23, 2011, the IRS issued notices of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

proposed adjustments disallowing the foreign tax credits claimed and related transaction expenses. The total amount of the proposed adjustments for the transactions is approximately $200 million of tax and penalties. The Company believes that the tax benefits associated with the transactions were consistent with IRS published guidance existing at the time the transactions were entered into and with various judicial decisions. Accordingly, the Company disagrees with the proposed adjustments and is in discussions with the IRS regarding the notices. These activities had no impact on the Company’s results in 2010 or first nine months of 2011.

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

The Company’s affiliates in Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ending March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s results in 2010 or first nine months of 2011.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally-developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$14,866	$66	$		$14,932
Obligations of U.S. states and their political subdivisions	0	2,981	0			2,981
Foreign government bonds	0	74,790	27			74,817
Corporate securities	12	124,531	1,208			125,751
Asset-backed securities	0	8,198	2,731			10,929
Commercial mortgage-backed securities	0	12,372	93			12,465
Residential mortgage-backed securities	0	10,217	20			10,237

Subtotal	12	247,955	4,145			252,112

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	278	9			287
Obligations of U.S. states and their political subdivisions	0	285	0			285
Foreign government bonds	0	648	0			648
Corporate securities	0	10,678	92			10,770
Asset-backed securities	0	968	350			1,318
Commercial mortgage-backed securities	0	2,316	4			2,320
Residential mortgage-backed securities	0	1,867	2			1,869
Equity securities	772	119	51			942
Short-term investments and cash equivalents	687	409	0			1,096

Subtotal	1,459	17,568	508			19,535

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	72	0			72
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	46	0			48
Corporate securities	9	236	39			284
Asset-backed securities	0	606	67			673
Commercial mortgage-backed securities	0	91	29			120
Residential mortgage-backed securities	0	114	2			116
Equity securities	267	37	1,372			1,676
All other	14	14,234	161		(10,836)	3,573

Subtotal	292	15,436	1,670		(10,836)	6,562

Equity securities, available for sale	4,963	2,087	412			7,462
Commercial mortgage and other loans	0	120	96			216
Other long-term investments	46	(15)	1,318			1,349
Short-term investments	4,490	3,051	0			7,541
Cash equivalents	2,065	8,903	0			10,968
Other assets	3	81	9		0	93

Subtotal excluding separate account assets	13,330	295,186	8,158		(10,836)	305,838
Separate account assets(1)	34,505	155,011	17,850			207,366

Total assets	$47,835	$450,197	$26,008		$(10,836)	$513,204

Future policy benefits	$0	$0	$3,018	$		$3,018
Other liabilities	0	7,999	3		(8,001)	1

Total liabilities	$0	$7,999	$3,021		$(8,001)	$3,019

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010(3)
	Level 1	Level 2	Level 3	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,298	$0	$		$11,298
Obligations of U.S. states and their political subdivisions	0	2,231	0			2,231
Foreign government bonds	0	50,212	27			50,239
Corporate securities	5	97,025	1,187			98,217
Asset-backed securities	0	9,238	1,753			10,991
Commercial mortgage-backed securities	0	11,907	130			12,037
Residential mortgage-backed securities	0	9,947	23			9,970

Subtotal	5	191,858	3,120			194,983

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	269	35			318
Asset-backed securities	0	607	54			661
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	393	142	26			561
All other	33	7,899	134		(5,904)	2,162

Subtotal	559	9,284	286		(5,904)	4,225

Equity securities, available for sale	4,458	2,928	355			7,741
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	129	768			934
Short-term investments	3,307	1,669	0			4,976
Cash equivalents	2,475	6,661	0			9,136
Other assets	2,785	0	9			2,794

Subtotal excluding separate account assets	15,167	228,560	5,085		(5,904)	242,908
Separate account assets(1)	43,273	148,711	15,792			207,776

Total assets	$58,440	$377,271	$20,877		$(5,904)	$450,684

Future policy benefits	$0	$0	$(204)	$		$(204)
Other liabilities	1	6,736	3		(5,712)	1,028

Total liabilities	$1	$6,736	$(201)		$(5,712)	$824

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2011 and December 31, 2010 over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair values of perpetual preferred stock are classified as Level 3.

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

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. The fair value of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds.

The fair value of investments in funds holding publicly traded equity securities are generally based on quoted prices in active markets for identical investments and are therefore reflected as Level 1. The fair value of investments in funds holding public fixed maturities and mutual funds are generally based on validated quotes from pricing services or observable data as described above, and are reflected in Level 2. The fair value of investments in funds that are subject to significant liquidity restrictions are reflected in Level 3.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position.

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

Significant declines in interest rates and the impact of equity market declines on account values in 2011 drove increases in the embedded derivative liabilities associated with the optional living benefit features of the Company’s variable annuity products as of September 30, 2011. These factors, as well as widening of the spreads used in valuing non-performance risk, which reflect the financial strength ratings of our insurance subsidiaries, also drove offsetting increases in the adjustment to incorporate the market-perceived risk of our own non-performance in the valuation of the embedded derivative. As of September 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for the market’s perception of our own non-performance risk, was a net liability of $8,730 million. This net liability was comprised of $8,867 million of embedded derivative liabilities net of $137 million of assets. At September 30, 2011, our adjustment for the market’s perception of our own non-performance risk resulted in a $5,732 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made for the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for that day. If an adjustment is made in the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reporting period, these Separate Accounts are classified as Level 2. When an adjustment is not made, they are classified as Level 1. This type of adjustment was made at September 30, 2011. As a result, during the three and nine months ended September 30, 2011, $2.6 billion of transfers from Level 1 to Level 2 occurred for these Separate Account assets. During the three months ended September 30, 2010, $2.8 billion of separate account assets transferred from Level 2 to Level 1. For the nine months ended September 30, 2010, the net transfers from Level 2 to Level 1 for these types of separate account assets was $3.4 billion.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale- U.S. Government Authorities	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$27	$1,278	$2,933	$105	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(6)	6	0	0
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	(10)	(34)	(8)	(1)
Net investment income	0	0	2	5	(3)	0
Purchases	66	0	11	234	0	1
Sales	0	0	(24)	(80)	(4)	(1)
Issuances	0	0	28	0	0	0
Settlements	0	0	(40)	(100)	(3)	1
Foreign currency translation	0	0	7	48	6	0
Other(1)	0	0	0	0	0	0
Transfers into Level 3(2)	0	0	49	17	5	0
Transfers out of Level 3(2)	0	0	(87)	(298)	(5)	0

Fair Value, end of period	$66	$27	$1,208	$2,731	$93	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$2	$1	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$(9)	$(33)	$(9)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$84	$410	$14	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	(1)	(4)	0	0
Net investment income	0	0	1	0	0
Purchases	9	0	16	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(4)	(35)	0	0
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	15	0	0	0
Transfers out of Level 3(2)	0	(2)	(38)	(10)	0

Fair Value, end of period	$9	$92	$350	$4	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$(2)	$(4)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$58	$40	$77	$18	$15
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	(7)	2	(7)	(1)	(3)
Net investment income	0	0	1	0	(1)
Purchases	1	1	0	0	0
Sales	(2)	(3)	(6)	(6)	4
Issuances	0	0	0	0	0
Settlements	0	0	(2)	0	0
Foreign currency translation	1	0	4	2	1
Other(1)	0	(1)	1	14	(14)
Transfers into Level 3(2)	0	0	0	3	(1)
Transfers out of Level 3(2)	0	0	(1)	(1)	1

Fair Value, end of period	$51	$39	$67	$29	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$(7)	$1	$(7)	$(4)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$165	$94	$1,661	$144	$1,230
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	74	(2)	9	1
Asset management fees and other income	(67)	0	0	0	(12)
Included in other comprehensive income (loss)	0	0	14	0	0
Net investment income	0	0	0	0	(11)
Purchases	5	0	4	0	103
Sales	(28)	0	5	0	(1)
Issuances	0	0	0	0	0
Settlements	(13)	(7)	(40)	(57)	(1)
Foreign currency translation	33	0	50	0	9
Other(1)	1,277	0	(1,280)	0	0
Transfers into Level 3(2)	0	0	(2)	0	0
Transfers out of Level 3(2)	0	0	2	0	0

Fair Value, end of period	$1,372	$161	$412	$96	$1,318

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$74	$(3)	$8	$0
Asset management fees and other income	$(73)	$1	$0	$0	$(20)
Included in other comprehensive income (loss)	$0	$0	$18	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$17,536	$423	$(2)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(3,310)	0
Asset management fees and other income	0	0	0	0
Interest credited to policyholders’ account balances	0	699	0	0
Purchases	0	319	(130)	0
Sales	0	(925)	0	0
Issuances	0	1	0	0
Settlements	0	393	(1)	(1)
Transfers into Level 3(2)	0	15	0	0
Transfers out of Level 3(2)	0	(188)	0	0

Fair Value, end of period	$9	$17,850	$(3,018)	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3,312)	$(1)
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$452	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale- U.S. Government Authorities	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(33)	32	(35)	0
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	(12)	0	7	(1)
Net investment income	0	0	8	20	2	0
Purchases	66	0	435	1,239	5	1
Sales	0	0	(89)	(413)	(20)	(1)
Issuances	0	0	32	0	0	0
Settlements	0	0	(278)	(237)	(36)	(1)
Foreign currency translation	0	0	10	64	9	0
Other(1)	0	0	146	502	31	(1)
Transfers into Level 3(2)	0	0	234	250	5	0
Transfers out of Level 3(2)	0	0	(432)	(479)	(5)	0

Fair Value, end of period	$66	$27	$1,208	$2,731	$93	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(39)	$6	$(40)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$(6)	$10	$15	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	(2)	0	0	0
Net investment income	0	0	3	0	0
Purchases	9	49	269	10	0
Sales	0	(11)	(23)	0	0
Issuances	0	1	0	0	0
Settlements	0	(35)	(82)	(1)	(1)
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	15	0	(15)
Transfers into Level 3(2)	0	25	0	0	0
Transfers out of Level 3(2)	0	(17)	(58)	(10)	0

Fair Value, end of period	$9	$92	$350	$4	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$(2)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	(6)	2	0	4	0
Net investment income	0	0	2	1	0
Purchases	5	9	0	0	0
Sales	(29)	(7)	(16)	(12)	(2)
Issuances	0	0	0	0	0
Settlements	0	0	(8)	(2)	(1)
Foreign currency translation	1	0	6	2	1
Other(1)	0	(1)	1	14	(14)
Transfers into Level 3(2)	76	1	39	5	0
Transfers out of Level 3(2)	0	0	(11)	(2)	0

Fair Value, end of period	$51	$39	$67	$29	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$(6)	$2	$(3)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	37	(17)	15	5
Asset management fees and other income	(54)	4	0	0	55
Included in other comprehensive income (loss)	0	0	42	0	0
Net investment income	0	0	0	0	(10)
Purchases	6	0	45	0	236
Sales	(30)	0	(40)	0	(7)
Issuances	0	0	0	0	0
Settlements	(15)	(14)	(41)	(131)	(8)
Foreign currency translation	36	0	79	0	12
Other(1)	1,277	0	(831)	0	267
Transfers into Level 3(2)	126	0	822	0	0
Transfers out of Level 3(2)	0	0	(2)	0	0

Fair Value, end of period	$1,372	$161	$412	$96	$1,318

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$37	$(25)	$15	$2
Asset management fees and other income	$(59)	$4	$0	$0	$16
Included in other comprehensive income (loss)	$0	$0	$55	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(2,854)	(7)
Asset management fees and other income	0	0	0	0
Interest credited to policyholders’ account balances	0	2,334	0	0
Purchases	0	2,121	(366)	0
Sales	0	(1,062)	0	0
Issuances	0	3	0	0
Settlements	0	(861)	(2)	7
Transfers into Level 3(2)	0	161	0	0
Transfers out of Level 3(2)	0	(638)	0	0

Fair Value, end of period	$9	$17,850	$(3,018)	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,864)	$(8)
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$1,605	$0	$0

(1)	Other includes reclasses of certain assets between reporting categories and assets acquired through the Star and Edison acquisition.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	Three Months Ended September 30, 2010
	Fixed Maturities Available For Sale- Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale- Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$45	$843	$1,244	$170	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(4)	4	4	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	3	21	28	0	0
Net investment income	0	2	6	1	0
Purchases, sales, issuances and settlements	0	(116)	456	(37)	(1)
Foreign currency translation	0	1	8	11	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	32	0	(3)	0
Transfers out of Level 3(2)	(16)	(42)	(63)	(3)	0

Fair Value, end of period	$32	$737	$1,683	$143	$24

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(8)	$3	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$3	$26	$28	$3	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$68	$113	$5	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(2)	3	0	0
Net investment income	0	0	0	0
Purchases, sales, issuances and settlements	(21)	73	0	(1)
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(3)	(13)	0	0

Fair Value, end of period	$42	$176	$5	$19

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(2)	$3	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$5	$34	$55	$29	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	3	(1)	2
Net investment income	0	0	1	0	0
Purchases, sales, issuances and settlements	(1)	(1)	(11)	(11)	(3)
Foreign currency translation	0	0	3	2	1
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	0	14	(1)	0
Transfers out of Level 3(2)	0	(2)	(5)	0	(3)

Fair Value, end of period	$4	$31	$60	$18	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$1	$0	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$266	$352	$296	$763
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(56)	1	13	(7)
Asset management fees and other income	0	0	0	0	(1)
Included in other comprehensive income (loss)	0	0	(12)	0	0
Net investment income	0	0	0	0	1
Purchases, sales, issuances and settlements	1	(7)	(15)	(1)	0
Foreign currency translation	1	0	21	0	0
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$28	$203	$347	$308	$756

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(57)	$0	$13	$(7)
Asset management fees and other income	$0	$(1)	$0	$0	$16
Included in other comprehensive income (loss)	$0	$0	$(12)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$21	$13,994	$(989)	$0	$(6)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(221)	0	2
Asset management fees and other income	(1)	0	0	0	0
Interest credited to policyholders’ account balances	0	633	0	0	0
Purchases, sales, issuances and settlements	1	167	(81)	0	2
Transfers into Level 3(2)	0	6	0	0	0
Transfers out of Level 3(2)	0	(58)	0	0	0

Fair Value, end of period	$21	$14,742	$(1,291)	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(230)	$0	$2
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$315	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables exclude embedded derivatives which are recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other trading account assets,” “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.” The amounts in the Hierarchy Level columns below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact is reflected in the netting column below, as well as in the Consolidated Statement of Financial Position.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Netting (1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,113	$0	$		$12,123
Currency	0	480	0			480
Credit	0	70	3			73
Currency/Interest Rate	0	563	0			563
Equity	18	1,036	148			1,202
Netting(1)					(10,836)	(10,836)

Total derivative assets	$28	$14,262	$151		$(10,836)	$3,605

Derivative liabilities:
Interest Rate	$24	$6,696	$7	$		$6,727
Currency	0	366	0			366
Credit	0	138	0			138
Currency/Interest Rate	0	892	0			892
Equity	0	74	0			74
Netting(1)					(8,001)	(8,001)

Total derivative liabilities	$24	$8,166	$7		$(8,001)	$196

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$17	$5,268	$0	$		$5,285
Currency	7	1,054	0			1,061
Credit	0	91	0			91
Currency/Interest Rate	0	544	0			544
Equity	1	392	126			519
Commodity	144	235	0			379
Netting(1)					(5,904)	(5,904)

Total derivative assets	$169	$7,584	$126		$(5,904)	$1,975

Derivative liabilities:
Interest Rate	$18	$4,038	$12	$		$4,068
Currency	0	1,108	0			1,108
Credit	0	116	0			116
Currency/Interest Rate	0	1,068	0			1,068
Equity	0	174	0			174
Commodity	0	314	0			314
Netting(1)					(5,712)	(5,712)

Total derivative liabilities	$18	$6,818	$12		$(5,712)	$1,136

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$82	$2	$(7)	$127	$0	$(12)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	75	1	0	34	3	5
Asset management fees and other income	0	0	0	0	0	0
Settlements	(7)	0	0	(11)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$150	$3	$(7)	$150	$3	$(7)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$75	$1	$0	$34	$3	$5
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$262	$(3)	$(7)	$291	$(5)	$(4)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(61)	3	(3)	(34)	5	(6)
Asset management fees and other income	0	0	0	0	0	0
Purchases, sales, issuances and settlements	(3)	0	0	(59)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$198	$0	$(10)	$198	$0	$(10)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(64)	$3	$(3)	$(37)	$5	$(6)
Asset management fees and other income	$3	$0	$0	$3	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $1 million and $4 million of net gains being recorded for the three and nine months ended September 30, 2011 on certain commercial mortgage loans, respectively. The carrying value of these loans as of September 30, 2011 was $95 million. Similar commercial mortgage loan reserve adjustments of $23 million and $65 million in net losses were recorded for the three and nine months ended September 30, 2010, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $4 million and $18 million were recorded for the three and nine months ended September 30, 2011, respectively, on real estate held for investment. The impairments are based on appraised value and were classified as Level 3 in the valuation hierarchy. Impairments of $4 million and $2 million were recorded for the three months ended September 30, 2011 and 2010, respectively, and $5 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses. Impairments of $4 million and $8 million were recorded for the three and nine months ended September 30, 2011, respectively, on mortgage servicing rights. These were based on internal models and classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans and other long-term investments where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$(1)	$4	$(2)	$8
Other changes in fair value	$1	$5	$4	$7
Other long-term investments:
Changes in fair value	$(16)	$8	$(12)	$8

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $2 million and $7 million for the three months ended September 30, 2011 and 2010, respectively, and $9 million and $21 million for the nine months ended September 30, 2011 and 2010, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $219 million and $224 million, respectively, as of September 30, 2011, and $364 million and $393 million, respectively, as of December 31, 2010. As of September 30, 2011, loans that were in nonaccrual status had fair values of $21 million and aggregate contractual principal amounts of $23 million, respectively.

The fair value of other long-term investments was $338 million as of September 30, 2011 and $258 million as of December 31, 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held to maturity	$5,195	$5,484	$5,226	$5,477
Commercial mortgage and other loans(1)	34,401	36,588	31,831	33,129
Policy loans	11,483	14,673	10,667	12,781

Liabilities:
Policyholders’ account balances—investment contracts	$102,304	$103,036	$77,254	$78,757
Short-term and long-term debt	26,819	27,847	25,635	27,094
Debt of consolidated VIEs	242	212	382	265
Bank customer liabilities	1,641	1,657	1,754	1,775

(1)	Includes items carried at fair value under the fair value option.

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

The fair value of certain commercial mortgage loans, for which a discounted cash flow model is not appropriate, is based on internally-developed values that incorporate various factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

The fair value of the other loans, which include collateralized and uncollateralized loans, is primarily based upon the present value of the expected future cash flows discounted at the appropriate Japanese Government

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Bond rate or other observable inputs, such as local market swap rates and credit default swap spreads, adjusted for an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon and the weighted average life of the loans.

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

Investment Contracts – Policyholders’ Account Balances

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $3,605 million and $1,975 million as of September 30, 2011 and December 31, 2010, respectively, and total derivative liabilities of $196 million and $1,136 million as of September 30, 2011 and December 31, 2010, respectively, reflected in the Consolidated Statement of Financial Position.

	September 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying/ Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$5,200	$77	$(494)	$6,436	$109	$(428)
Foreign Currency
Foreign Currency Forwards	1,062	48	(9)	1,087	25	(6)
Currency/Interest Rate
Foreign Currency Swaps	4,484	235	(433)	3,521	83	(449)

Total Qualifying Hedges	$10,746	$360	$(936)	$11,044	$217	$(883)

Non-Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$103,748	$9,130	$(3,165)	$93,033	$3,712	$(2,102)
Interest Rate Futures	7,744	10	(24)	6,834	17	(18)
Interest Rate Options	599	12	(3)	655	15	(3)
Interest Rate Forwards	791	0	(2)	159	0	0
Synthetic GIC’s	39,051	4	0	24,019	2	(1)
Foreign Currency
Foreign Currency Forwards	16,677	484	(353)	10,645	219	(396)
Foreign Currency Options	99	24	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	5,111	226	(363)	5,047	192	(381)
Credit
Credit Default Swaps	3,373	67	(139)	3,004	91	(114)
Equity
Equity Futures	1	18	0	1	1	0
Equity Options	21,071	618	(63)	22,622	527	(23)
Total Return Swaps	8,143	557	(11)	3,381	0	(152)

Total Non-Qualifying Hedges	$206,408	$11,150	$(4,123)	$169,400	$4,776	$(3,190)

Total Derivatives(1)	$217,154	$11,510	$(5,059)	$180,444	$4,993	$(4,073)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,286 million as of September 30, 2011 and a net liability of $70 million as of December 31, 2010, included in “Future policy benefits” and “Fixed maturities, available for sale.”

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
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate
Realized investment gains (losses), net	$(115)	$(44)	$(119)	$(169)
Net investment income	(28)	(35)	(87)	(116)
Interest expense-(increase)/decrease	3	6	7	12
Interest credited to policyholder account balances-(increase)/decrease	14	16	44	51
Currency
Realized investment gains (losses), net	47	(4)	15	89
Net investment income	(1)	(1)	(4)	(3)

Total fair value hedges	(80)	(62)	(144)	(136)

Cash flow hedges
Interest Rate
Interest expense-(increase)/decrease	(5)	(4)	(15)	(14)
Interest credited to policyholder account balances-(increase)/decrease	0	(1)	(1)	(2)
Accumulated other comprehensive income (loss)(1)	(15)	(12)	(9)	(33)
Currency/Interest Rate
Net investment income	(4)	(1)	(10)	(7)
Other income	22	16	23	10
Accumulated other comprehensive income (loss)(1)	272	(171)	168	57

Total cash flow hedges	270	(173)	156	11

Net investment hedges
Currency
Realized investment gains (losses), net	0	0	(9)	0
Accumulated other comprehensive income (loss)(1)	3	(35)	(4)	(64)
Currency/Interest Rate
Accumulated other comprehensive income (loss)(1)	(30)	(47)	(4)	(50)

Total net investment hedges	(27)	(82)	(17)	(114)

Non-qualifying Hedges
Realized investment gains (losses), net
Interest Rate	4,213	1,329	4,615	3,727
Currency	292	(259)	128	(139)
Currency/Interest Rate	73	(139)	24	68
Credit	9	(20)	(29)	(83)
Equity	1,329	(820)	848	(341)
Embedded Derivatives (Interest/Equity/Credit)	(3,360)	(172)	(2,865)	(967)

Total non-qualifying hedges	2,556	(81)	2,721	2,265

Total Derivative Impact	$2,719	$(398)	$2,716	$2,026

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2010	$(261)
Net deferred losses on cash flow hedges from January 1 to September 30, 2011	152
Amount reclassified into current period earnings	7

Balance, September 30, 2011	$(102)

Using September 30, 2011 values, it is anticipated that a pre-tax loss of approximately $19 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2012, offset by amounts pertaining to the hedged items. As of September 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” are $(82) million and $(73) million as of September 30, 2011 and December 31, 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, excluding a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

	September 30, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$795	$4	$295	$3
2	25	0	25	0

Subtotal	820	4	320	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total	$820	$4	$320	$3

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection excluding the credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

	September 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$40	$0
Utilities	0	0	0	0
Finance	500	3	0	0
Services	25	0	25	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0
Food/Beverage	55	1	55	1
Aerospace/Defense	50	0	50	0
Chemical	40	0	40	1
Other	45	0	45	1

Total Credit Derivatives	$820	$4	$320	$3

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of September 30, 2011 and December 31, 2010 was a liability of $86 million and $26 million, respectively. No collateral was pledged in either period.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $680 million and $754 million at September 30, 2011 and December 31, 2010, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2011 and December 31, 2010, the Company had $2.053 billion and $2.184 billion, respectively, of outstanding notional amounts reported at fair value as an asset of $10 million and an asset of less than $1 million, respectively.

Types of Derivative Instruments and Derivative Strategies used in a dealer or broker capacity

Futures, forwards and options contracts, and swap agreements, were also used in a derivative dealer or broker capacity in the Company’s commodities operations, prior to the sale of this business to Jeffries on July 1, 2011, to facilitate transactions of clients, hedge proprietary trading activities and as a means of risk management. These derivatives allowed the Company to structure transactions to manage its exposure to commodities and securities prices, foreign exchange rates and interest rates. Risk exposures were managed through diversification, by controlling position sizes and by entering into offsetting positions.

The fair value of the Company’s derivative contracts used in a derivative dealer or broker capacity were reported on a net-by-counterparty basis in the Company’s Consolidated Statements of Financial Position when management believes a legal right of setoff exists under an enforceable netting agreement.

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes. The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives are a gain of $166 million for the nine months ended September 30, 2011, a gain of $116 million for the three months ended September 30, 2010 and a gain of $74 million for the nine months ended September 30, 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $77 million as of September 30, 2011. In the normal course of business the Company has posted collateral related to these instruments of $95 million as of September 30, 2011. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2011, the Company estimates that it would not be required to post collateral as of September 30, 2011.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of September 30, 2011
(in millions)
Total outstanding mortgage loan commitments	$2,611
Portion of commitment where prearrangement to sell to investor exists	$1,202

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of September 30, 2011
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,035
Expected to be funded from separate accounts	$1,425
Portion of separate account commitments with recourse to Prudential Insurance	$617

(1)	Includes a remaining commitment of $420 million related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

As of September 30, 2011
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,570
Amount of above guarantee that is limited to separate account assets	$2,500
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fourteen years. At September 30, 2011, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ownership interest in the project. During the first quarter of 2011, the loan was refinanced and, as a result, the Company’s obligations under the guarantee have expired. The sale was completed during the second quarter of 2011.

Indemnification of Securities Lending Transactions

As of September 30, 2011
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$14,150
Fair value of related collateral associated with above indemnifications	$14,725
Accrued liability associated with guarantee	$0

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

Credit Derivatives Written

As discussed further in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. These credit derivatives generally have maturities of less than ten years.

Guarantees of Global Commodities Business

As of September 30, 2011
(in millions)
Exposure under the guarantees	$193
Accrued liability associated with guarantees	$0

In the ordinary course of business, the Company provided guarantees of the obligations of the Global Commodities Business under commodity, financial and foreign exchange futures, swap and forward contracts. In conjunction with the sale of the Global Commodities Business, the Company entered into a guarantees transition and collateral agreement with Jefferies, pursuant to which the Company agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, provide collateral for such obligation. As of September 30, 2011, no collateral was required to be provided by Jefferies.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

As of September 30, 2011
(in millions)
Guaranteed value of third parties assets	$39,282
Fair value of collateral supporting these assets	$40,998
Liability associated with guarantee, carried at fair value	$3

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of September 30, 2011
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$221
Fair value of properties and associated tax credits that secure the guarantee	$283
Accrued liability associated with guarantee	$0

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

Indemnification of Serviced Mortgage Loans

As of September 30, 2011
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,068
First-loss exposure portion of above	$346
Accrued liability associated with guarantees	$24

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,289 million of mortgages subject to these loss-sharing arrangements as of September 30, 2011, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2011, these mortgages had an average debt service coverage ratio of 1.65 times and an average loan-to-value ratio of 68%. The Company’s total share of losses related to indemnifications that were settled was $1 million and $2 million, for the nine months ended September 30, 2011 and 2010, respectively.

Contingent Consideration

As of September 30, 2011
(in millions)
Maximum potential contingent consideration associated with acquisitions	$97

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of September 30, 2011
(in millions)
Other guarantees where amount can be determined	$211
Accrued liability for other guarantees and indemnifications	$13

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company is the subject of a multi-state market conduct exam in connection with use of the SSMDF and insurance claims settlement practices and has received additional inquiries and requests from states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits could result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which would impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

The audit described above seeks to use the SSMDF to identify deceased insureds and contract holders where a valid claim has not been made. The Company has historically used the SSMDF to identify deceased insureds and contract holders and then confirmed the information on the SSMDF through other sources or obtained a death certificate. During the third quarter of 2011, the Company increased reserves by $139 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Individual Life and Group Insurance

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by the Company for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In February 2011, the dismissal was appealed to the Nevada Supreme Court. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In April 2011, a motion to dismiss the amended complaint was filed.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In April 2009, Schultz v. The Prudential Insurance Company of America, a purported nationwide class action on behalf of participants claiming disability benefits under certain employee benefit plans insured by Prudential, was filed in the United States District Court for the Northern District of Illinois. As amended, the complaint alleges that Prudential Insurance and the defendant plans violated ERISA by characterizing family Social Security benefits as “loss of time” benefits that were offset against Prudential contract benefits. The complaint seeks a declaratory judgment that the offsets were improper, damages and other relief. The Company has agreed to indemnify the named defendant plans. In April 2011, Schultz was dismissed with prejudice, and Plaintiffs appealed to the Seventh Circuit Court of Appeals. The appeal is expected to be heard in early 2012. In December 2010, an action alleging substantially similar ERISA violations as in the Schultz action, Koehn v. Fireman’s Fund Insurance Company Long Term Disability Plan, was filed in the United States District Court for the Northern District of California. As in Schultz, Prudential agreed to indemnify the named defendant plan. In April 2011, a final order approving a settlement was entered in Koehn on a non-class basis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 192 of the 235 plaintiffs. The amounts paid to the 192 plaintiffs were within existing reserves for this matter.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to sub-prime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement (approximately $8.4 million) cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims. In October 2011, the court held a bench trial to determine whether State Street had breached its fiduciary duty to PRIAC’s plan clients. A decision has not yet been rendered.

In June 2009, special bankruptcy counsel for Lehman Brothers Holdings Inc. (“LBHI”), Lehman Brothers Special Financing (“LBSF”) and certain of their affiliates made a demand of Prudential Global Funding LLC (“PGF”), a subsidiary of the Company, for the return of a portion of the $550 million in collateral delivered by LBSF to PGF pursuant to swap agreements and a cross margining and netting agreement between PGF, LBSF and Lehman Brothers Finance S.A. a/k/a Lehman Brothers Finance AG (“Lehman Switzerland”), a Swiss affiliate that is subject to insolvency proceedings in the United States and Switzerland. LBSF claims that PGF wrongfully applied the collateral to Lehman Switzerland’s obligations in violation of the automatic stay in LBSF’s bankruptcy case, which is jointly administered under In re Lehman Brothers Holdings Inc. in the United

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

States Bankruptcy Court in the Southern District of New York (the “Lehman Chapter 11 Cases”). In August 2009, PGF filed a declaratory judgment action in the same court against LBSF, Lehman Switzerland and LBHI (as guarantor of LBSF and Lehman Switzerland under the swap agreements) seeking an order that (a) PGF had an effective lien on the collateral that secured the obligations of both LBSF ($197 million) and Lehman Switzerland ($488 million) and properly foreclosed on the collateral leaving PGF with an unsecured $135 million claim against LBSF (and LBHI as guarantor) or, in the alternative, (b) PGF was entitled, under the Bankruptcy Code, to set off amounts owed by Lehman Switzerland against the collateral and the automatic stay was inapplicable. The declaratory judgment action is captioned Prudential Global Funding LLC v. Lehman Brothers Holdings Inc., et al. In addition, PGF filed timely claims against LBSF and LBHI in the Lehman Chapter 11 Cases for any amounts due under the swap agreements, depending on the results of the declaratory judgment action. In October 2009, LBSF and LBHI answered in the declaratory judgment action and asserted counterclaims that PGF breached the swap agreement, seeking a declaratory judgment that PGF had a perfected lien on only $178 million of the collateral that could be applied only to amounts owed by LBSF and no right of set off against Lehman Switzerland’s obligations, as well as the return of collateral in the amount of $372 million plus interest and the disallowance of PGF’s claims against LBSF and LBHI. LBSF and LBHI also asserted cross-claims against Lehman Switzerland seeking return of the collateral. In December 2009, PGF filed a motion for judgment on the pleadings to resolve the matter in its favor. In February 2010, LBSF and LBHI cross-moved for judgment on the pleadings. In March 2011, the matter settled in principle. Under the terms of the settlement, PGF made a payment in return for Lehman’s release of the demand for the return of collateral. In June 2011, the United States Bankruptcy Court for the Southern District of New York approved the dismissal of the adversary proceeding and the allowance of the $200 million unsecured claim in the LBHI bankruptcy. In August 2011, PGF filed a claim in the Swiss bankruptcy proceeding for Lehman Switzerland for 220 million Swiss francs. See “Segment Information” within Note 11 to the Unaudited Interim Consolidated Financial Statements.

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

Corporate

In March 2009, a purported class action, Bauer v. Prudential Financial, et al., was filed in the United States District Court for the District of New Jersey. The case names as defendants, the Company, certain Company Directors, the Chief Financial Officer, Controller and former Chief Executive Officer and former Principal Accounting Officer, underwriters and the Company’s independent auditors. The complaint, brought on behalf of purchasers of the Company’s 9% Junior Subordinated Notes (retail hybrid subordinated debt), alleges that the Company’s March 2006 Form S-3 Registration Statement and Prospectus and the June 2008 Prospectus Supplement, both of which incorporated other public filings, contained material misstatements or omissions. In light of the Company’s disclosures in connection with its 2008 financial results, plaintiffs contend that the earlier offering documents failed to disclose impairments in the Company’s asset-backed securities collateralized with sub-prime mortgages and goodwill associated with certain subsidiaries and other assets, and that the Company had inadequate controls relating to such reporting. The complaint asserts violations of the Securities Act of 1933, alleging Section 11 claims against all defendants, Section 12(a)(2) claims against the Company and underwriters and Section 15 claims against the individual defendants, and seeks unspecified compensatory and rescission damages, interest, costs, fees, expenses and such injunctive relief as may be deemed appropriate by the court. In April 2009, two additional purported class action complaints were filed in the same court, Haddock v. Prudential Financial, Inc. et al. and Pinchuk v. Prudential Financial, Inc. et al. The complaints essentially allege the same claims and seek the same relief as Bauer. In June 2009, Pinchuk was voluntarily dismissed and the Haddock and Bauer matters were consolidated. In July 2009, an amended consolidated complaint was filed that added claims regarding contingent liability relating to the auction rate securities markets and reserves relating to annuity contract holders. The complaint restates the claims regarding impairments related to mortgage-backed securities, but does not include prior claims regarding goodwill impairments. The complaint names all of the same defendants as the prior complaints, with the exception of the Company’s independent auditors. In September 2009, defendants filed a motion to dismiss the complaint. In June 2010, the court dismissed without prejudice the claim relating to contingent liability in connection with auction rate securities and denied the motion with respect to the other claims. In July 2010, plaintiffs filed an amended complaint restating their contingent liability claim and, in September 2010, defendants moved to dismiss the restated claim. In April 2011, the matter settled in principle. In August 2011, the court preliminarily approved the class settlement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $139 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2011 and December 31, 2010 (in millions)

	September 30, 2011			December 31, 2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available for sale, at fair value	$205,102	$47,010	$252,112	$149,806	$45,177	$194,983
Fixed maturities, held to maturity, at amortized cost	5,195	0	5,195	5,226	0	5,226
Trading account assets supporting insurance liabilities, at fair value	19,535	0	19,535	17,771	0	17,771
Other trading account assets, at fair value	6,237	325	6,562	4,069	156	4,225
Equity securities, available for sale, at fair value	4,561	2,901	7,462	4,148	3,593	7,741
Commercial mortgage and other loans	25,315	9,086	34,401	23,324	8,507	31,831
Policy loans	6,176	5,307	11,483	5,290	5,377	10,667
Other long-term investments	5,919	1,984	7,903	4,589	1,582	6,171
Short-term investments	6,764	1,143	7,907	4,133	1,164	5,297

Total investments	284,804	67,756	352,560	218,356	65,556	283,912
Cash and cash equivalents	14,734	792	15,526	12,447	468	12,915
Accrued investment income	2,147	673	2,820	1,734	643	2,377
Deferred policy acquisition costs	15,596	682	16,278	15,672	763	16,435
Other assets	16,630	293	16,923	16,161	278	16,439
Separate account assets	207,366	0	207,366	207,776	0	207,776

TOTAL ASSETS	$541,277	$70,196	$611,473	$472,146	$67,708	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$117,978	$51,413	$169,391	$82,242	$51,632	$133,874
Policyholders’ account balances	129,069	5,491	134,560	100,905	5,536	106,441
Policyholders’ dividends	278	5,142	5,420	226	3,152	3,378
Securities sold under agreements to repurchase	2,555	3,679	6,234	2,557	3,328	5,885
Cash collateral for loaned securities	2,334	855	3,189	1,614	557	2,171
Income taxes	8,706	(387)	8,319	6,736	(383)	6,353
Short-term debt	2,899	0	2,899	1,982	0	1,982
Long-term debt	22,170	1,750	23,920	21,903	1,750	23,653
Other liabilities	11,616	755	12,371	14,660	753	15,413
Separate account liabilities	207,366	0	207,366	207,776	0	207,776

Total liabilities	504,971	68,698	573,669	440,601	66,325	506,926

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income (loss)	5,161	131	5,292	2,932	46	2,978
Other attributed equity	30,490	1,367	31,857	28,100	1,337	29,437

Total attributed equity	35,651	1,498	37,149	31,032	1,383	32,415

Noncontrolling interests	655	0	655	513	0	513

Total equity	36,306	1,498	37,804	31,545	1,383	32,928

TOTAL LIABILITIES AND EQUITY	$541,277	$70,196	$611,473	$472,146	$67,708	$539,854

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2011 and 2010 (in millions)

	Three Months Ended September 30,
	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,425	$667	$6,092	$3,970	$684	$4,654
Policy charges and fee income	958	0	958	761	0	761
Net investment income	2,543	790	3,333	2,203	813	3,016
Asset management fees and other income	2,008	(2)	2,006	1,427	30	1,457
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(275)	(127)	(402)	(311)	(124)	(435)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	174	112	286	233	112	345
Other realized investment gains (losses), net	2,389	255	2,644	42	77	119

Total realized investment gains (losses), net	2,288	240	2,528	(36)	65	29

Total revenues	13,222	1,695	14,917	8,325	1,592	9,917

BENEFITS AND EXPENSES
Policyholders’ benefits	5,380	828	6,208	3,727	811	4,538
Interest credited to policyholders’ account balances	1,428	35	1,463	1,139	35	1,174
Dividends to policyholders	40	639	679	32	480	512
Amortization of deferred policy acquisition costs	1,773	13	1,786	(16)	10	(6)
General and administrative expenses	2,309	138	2,447	1,807	142	1,949

Total benefits and expenses	10,930	1,653	12,583	6,689	1,478	8,167

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,292	42	2,334	1,636	114	1,750

Income tax expense	835	13	848	486	38	524

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,457	29	1,486	1,150	76	1,226
Equity in earnings of operating joint ventures, net of taxes	67	0	67	14	0	14

INCOME FROM CONTINUING OPERATIONS	1,524	29	1,553	1,164	76	1,240
Income (loss) from discontinued operations, net of taxes	(9)	0	(9)	1	1	2

NET INCOME	1,515	29	1,544	1,165	77	1,242
Less: Income (loss) attributable to noncontrolling interests	10	0	10	(2)	0	(2)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,505	$29	$1,534	$1,167	$77	$1,244

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2011 and 2010 (in millions)

	Nine Months Ended September 30,
	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$15,763	$2,129	$17,892	$11,309	$2,191	$13,500
Policy charges and fee income	2,911	0	2,911	2,436	0	2,436
Net investment income	7,376	2,402	9,778	6,381	2,419	8,800
Asset management fees and other income	3,793	30	3,823	3,179	32	3,211
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,004)	(602)	(1,606)	(1,452)	(746)	(2,198)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	695	538	1,233	1,035	680	1,715
Other realized investment gains (losses), net	2,770	549	3,319	1,861	826	2,687

Total realized investment gains (losses), net	2,461	485	2,946	1,444	760	2,204

Total revenues	32,304	5,046	37,350	24,749	5,402	30,151

BENEFITS AND EXPENSES
Policyholders’ benefits	15,119	2,557	17,676	11,096	2,572	13,668
Interest credited to policyholders’ account balances	3,373	104	3,477	3,535	105	3,640
Dividends to policyholders	113	1,848	1,961	85	1,462	1,547
Amortization of deferred policy acquisition	2,847	41	2,888	1,354	58	1,412
General and administrative expenses	6,720	418	7,138	5,191	428	5,619

Total benefits and expenses	28,172	4,968	33,140	21,261	4,625	25,886

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,132	78	4,210	3,488	777	4,265

Income tax expense	1,347	23	1,370	1,040	261	1,301

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,785	55	2,840	2,448	516	2,964
Equity in earnings of operating joint ventures, net of taxes	183	0	183	33	0	33

INCOME FROM CONTINUING OPERATIONS	2,968	55	3,023	2,481	516	2,997
Income from discontinued operations, net of taxes	21	0	21	19	1	20

NET INCOME	2,989	55	3,044	2,500	517	3,017
Less: Income (loss) attributable to noncontrolling interests	64	0	64	(1)	0	(1)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$2,925	$55	$2,980	$2,501	$517	$3,018

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2011, compared with December 31, 2010, and its consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $871 billion of assets under management as of September 30, 2011, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, investment management, and real estate services. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. Our results include a pre-tax charge of $63 million for the nine months ended September 30, 2011 associated primarily with estimated claims from our operations in Japan arising from these events. We have not experienced and do not expect a significant impact to the valuation of our investments or our ability to operate our Japanese businesses as a result of these events.

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

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of September 30, 2011, 14.8 million shares were repurchased under this authorization at a total cost of $750 million. The timing and amount of any additional share repurchases will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

On October 20, 2011, the Company announced it had entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. The book value of the Company’s stake in Afore XXI was $69 million, as of September 30, 2011. The transaction is expected to close by the end of the year, following regulatory approval. At closing, the results of this sale, inclusive of the impact of foreign currency translation adjustments, will be reflected in adjusted operating income of the International Insurance segment.

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

Our financial condition and results of operations as of, and for the three and nine months ended, September 30, 2011 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and nine months ended September 30, 2011 was $1,505 million and $2,925 million, respectively.

•

Pre-tax net realized investment gains and related charges and adjustments of the Financial Services Businesses for the third quarter and first nine months of 2011 were $1,624 million and $1,253 million, respectively. Net gains for these periods primarily reflect the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and net increases in the market value of derivatives used to manage investment portfolio duration. These gains were partially offset by other-than-temporary impairments of fixed maturity and equity securities and net losses related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses were $9.822 billion as of September 30, 2011, compared to net unrealized gains of $5.726 billion as of December 31, 2010. Gross unrealized gains increased from $8.826 billion as of December 31, 2010 to $14.037 billion as of September 30, 2011 primarily due to a decrease in risk-free rates. Gross unrealized losses increased from $3.100 billion as of December 31, 2010 to $4.215 billion as of September 30,

2011 primarily due to changes in foreign currency exchange rates. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $3.938 billion as of September 30, 2011, compared to net unrealized gains of $1.671 billion as of December 31, 2010.

•

Individual Annuity total account values were $106.7 billion as of September 30, 2011. Gross sales in the first nine months of 2011 were $15.9 billion compared to $15.6 billion in the corresponding prior year period, and net sales in the first nine months of 2011 were $10.2 billion compared to $10.4 billion in the corresponding prior year period.

•

Full Service Retirement account values were $134.2 billion as of September 30, 2011. Institutional Investment Products Retirement account values reached a record high of $80.5 billion as of September 30, 2011, driven by $12.9 billion of net additions for the nine months ended September 30, 2011.

•

Asset Management total institutional and retail net flows were $2.6 billion in the third quarter of 2011 and $15.3 billion for the nine months ended September 30, 2011, contributing to the segment’s assets under management, which amounted to $599.4 billion as of September 30, 2011.

•

International Insurance constant dollar basis annualized new business premiums were a record high of $780 million in the third quarter of 2011, including $204 million from the acquired Star and Edison Businesses and $2,150 million for the first nine months of 2011, including $482 million from the acquired Star and Edison Businesses, compared to $461 million and $1,286 million for the three and nine months ended September 30, 2010, respectively.

•

Individual Life annualized new business premiums were $70 million in the third quarter of 2011 and $203 million for the first nine months of 2011, compared to $64 million in the third quarter of 2010 and $193 million for the first nine months of 2010.

•

Group Insurance annualized new business premiums were $52 million in the third quarter of 2011 and $604 million for the first nine months of 2011, compared to $110 million in the third quarter of 2010 and $498 million for the first nine months of 2010.

•	As of September 30, 2011, Prudential Financial, the parent holding company, had cash and short-term investments of $6.060 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2011 and 2010 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$(191)	$588	$322	$701
Retirement	111	119	456	425
Asset Management	123	148	504	355

Total U.S. Retirement Solutions and Investment Management Division	43	855	1,282	1,481

Individual Life	145	190	371	369
Group Insurance	64	61	153	146

Total U.S. Individual Life and Group Insurance Division	209	251	524	515

International Insurance	751	540	2,013	1,497

Total International Insurance Division	751	540	2,013	1,497

Corporate and Other	(327)	(265)	(830)	(655)

Adjusted operating income before income taxes for the Financial Services Businesses	676	1,381	2,989	2,838
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	3,376	166	3,178	1,485
Charges related to realized investment gains (losses), net	(1,752)	118	(1,925)	(641)
Investment gains on trading account assets supporting insurance liabilities, net	10	388	170	719
Change in experience-rated contractholder liabilities due to asset value changes	68	(367)	(76)	(831)
Divested businesses	2	(32)	(1)	(46)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(88)	(18)	(203)	(36)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,292	1,636	4,132	3,488
Income from continuing operations before income taxes for Closed Block Business	42	114	78	777

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,334	$1,750	$4,210	$4,265

Results for the three and nine months ended September 30, 2011 presented above reflect the following:

•

Individual Annuities segment results for the third quarter and first nine months of 2011 decreased in comparison to the prior year periods, reflecting the impact of adjustments to the amortization of deferred policy acquisition and other costs and to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, which were unfavorable in the 2011 periods and favorable in the 2010 periods. These adjustments were primarily driven by the impact of market performance on the estimated profitability of the business, as well as the impact of an annual review and update of assumptions and updates to reflect current period experience. Excluding these items, results increased in comparison to the prior year periods, primarily reflecting higher fee income resulting from the impact of positive net flows and net market appreciation on variable annuity account values.

•

Retirement segment results for the third quarter of 2011 decreased in comparison to the prior year period. The decrease reflects the impact of lower net investment spread results and unfavorable variances from the impact of an annual review and update of the assumptions used in amortizing deferred policy acquisition costs and value of business acquired. These declines were partially offset by increased fee revenue due to higher fee-based investment-only stable value account values in our institutional investment products business resulting primarily from net additions and an increase in average full service fee-based retirement account values resulting primarily from market appreciation, as well as a reserve benefit from case experience. Retirement segment results for the first nine months of 2011 increased in comparison to the prior year period. The increase reflects increased fee revenue due to higher fee-based investment-only stable value account values in our institutional investment products business primarily from net additions and an increase in average full service fee-based retirement account values resulting primarily from market appreciation, as well as a reserve benefit from case experience. These increases were partially offset by the impact of higher general and administrative expenses, net of capitalization, unfavorable variances from the impact of an annual review and update of the assumptions used in amortizing deferred policy acquisition costs and value of business acquired, and lower net investment spread results.

•

Asset Management segment results for the third quarter of 2011 decreased in comparison to the third quarter of 2010. Results reflect lower performance-based incentive fee income primarily resulting from declines in real estate funds and decreases in the results of the segment’s proprietary investing activities partially offset by increased asset management fees. Asset Management segment results for the first nine months of 2011 increased in comparison to the first nine months of 2010 reflecting increased asset management fees, improved results from the segment’s proprietary investing activities primarily due to a gain on a partial sale of our investment in a real estate seed investment, and improved results from the segment’s commercial mortgage activities.

•

Individual Life segment results for the third quarter of 2011 decreased in comparison to the third quarter of 2010, and results for the first nine months of 2011 increased in comparison to the first nine months of 2010. Results for both periods benefited from lower amortization of deferred policy acquisitions costs net of related amortization of unearned revenue reserves reflecting updates of our actuarial assumptions based on annual reviews. The 2011 benefit was $75 million, compared to a benefit of $52 million in 2010. Absent the impact of these items, results for the third quarter of 2011 decreased $68 million from the third quarter of 2010, and results for the first nine months of 2011 decreased $21 million from the first nine months of 2010. These decreases were primarily due to an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, largely reflecting the impact of equity markets on separate account fund performance in the respective periods.

•

Group Insurance segment results increased in both the third quarter of 2011 and the first nine months of 2011, compared to the prior year periods. Results in both periods primarily reflect more favorable underwriting results in our group life business, mostly offset by less favorable claims experience in our group disability business and higher operating expenses.

•

International Insurance segment results for the third quarter of 2011 increased in comparison to the third quarter of 2010. Results from the segment’s Life Planner operations increased in comparison to the third quarter of 2010 reflecting the continued growth of our Japanese Life Planner operation and more favorable mortality experience. Results from the segment’s Gibraltar Life and Other operations included a pre-tax benefit of $84 million related to shares sold by a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd., and $79 million of earnings from the acquired Star and Edison Businesses. These benefits were partially offset by $43 million of integration-related expenses relating to the Star and Edison Businesses. The remainder of the improvements in results compared to the prior year quarter came primarily from a greater contribution from investment results, reflecting business growth including expanding bank channel sales of protection products. International Insurance segment results for the first nine months of 2011 increased in comparison to the first nine months of 2010. Results from the segment’s Life Planner operations increased in the 2011 period, reflecting the continued growth of our Japanese Life Planner operations and more favorable mortality experience, partially offset by a charge of $12 million primarily associated with estimated claims resulting from the March 2011 earthquake and tsunami. Results from the segment’s Gibraltar Life and Other operations included a pre-tax benefit of $237 million related to shares sold by a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd., and $226 million of earnings from the acquired Star and Edison Businesses, excluding estimated claims resulting from the March 2011 earthquake and tsunami. These benefits were partially offset by $119 million of Star and Edison acquisition- and integration-related expenses and $51 million of charges primarily resulting from estimated claims associated with the earthquake and tsunami in Japan. The remainder of the improvements in results compared to the prior year quarter came primarily from a greater contribution from investment results, reflecting business growth including higher earnings from our fixed annuities business and from expanding bank channel sales of protection products.

•

Corporate and Other operations resulted in an increased loss for both the third quarter and first nine months of 2011 compared to the prior year periods primarily due to a higher level of expenses in other corporate activities, which includes a $99 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and a $20 million increase in expenses from a voluntary contribution to be made to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York.

•

Pre-tax net realized investment gains and related charges and adjustments of the Financial Services Businesses for the third quarter and first nine months of 2011 were $1,624 million and $1,253 million, respectively. Net gains for these periods primarily reflect the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and net increases in the market value of derivatives used to manage investment portfolio duration. These gains were partially offset by other-than-temporary impairments of fixed maturity and equity securities and net losses related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $72 million in the third quarter of 2011 compared to the third quarter of 2010, primarily reflecting an increase in the policyholder dividend obligation expense of $160 million in the third quarter of 2011 compared to no policyholder dividend obligation expense in the prior year period, as well as a $40 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. These items were partially offset by an increase in net realized investment gains primarily due to gains from changes in the value of currency derivatives. Income from continuing operations before income taxes in the Closed Block Business decreased $699 million in the first nine months of 2011 compared to the first nine months of 2010, primarily reflecting lower net realized investment gains and an increase in the policyholder dividend obligation expense of $396 million in the first nine months of 2011, compared to no policyholder dividend obligation expense in the prior year period as actual cumulative earnings were below expected cumulative earnings.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly-adopted accounting pronouncements.

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. We estimate that if the new guidance were adopted as of September 30, 2011, retrospective adoption would reduce deferred policy acquisition costs by approximately $3.8 billion to $4.7 billion for the Financial Services Businesses and by $0.2 billion to $0.3 billion for the Closed Block Business, increase policy reserves for certain limited pay contracts by approximately $0.2 billion to $0.3 billion for the Financial Services Businesses, and reduce total equity by approximately $2.6 billion to $3.1 billion for the Financial Services Businesses and $0.1 billion to $0.2 billion for the Closed Block Business. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, may initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a complete discussion of newly-issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Financial Services Businesses by segment:
Individual Annuities	$1,138	$645	$1,781	$1,186
Retirement	446	222	782	799
Asset Management	149	172	569	407

Total U.S. Retirement Solutions and Investment Management Division	1,733	1,039	3,132	2,392

Individual Life	101	184	325	261
Group Insurance	120	74	213	197

Total U.S. Individual Life and Group Insurance Division	221	258	538	458

International Insurance	1,982	757	2,589	1,458

Total International Insurance Division	1,982	757	2,589	1,458

Corporate and Other	(1,644)	(418)	(2,127)	(820)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,292	1,636	4,132	3,488
Income tax expense	835	486	1,347	1,040

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,457	1,150	2,785	2,448
Equity in earnings of operating joint ventures, net of taxes	67	14	183	33

Income from continuing operations for Financial Services Businesses	1,524	1,164	2,968	2,481
Income (loss) from discontinued operations, net of taxes	(9)	1	21	19

Net income—Financial Services Businesses	1,515	1,165	2,989	2,500
Less: Income (loss) attributable to noncontrolling interests	10	(2)	64	(1)

Net income of Financial Services Businesses attributable to Prudential Financial, Inc	$1,505	$1,167	$2,925	$2,501

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$3.12	$2.49	$5.97	$5.34
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$3.08	$2.46	$5.89	$5.27
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$3.10	$2.50	$6.01	$5.38
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$3.06	$2.46	$5.93	$5.31

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$42	$114	$78	$777
Income tax expense	13	38	23	261

Income from continuing operations for Closed Block Business	29	76	55	516
Income from discontinued operations, net of taxes	0	1	0	1

Net income—Closed Block Business	29	77	55	517
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc	$29	$77	$55	$517

Basic and diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$10.50	$33.50	$15.00	$243.50
Basic and diluted net income attributable to Prudential Financial, Inc. per share—Class B Stock	$10.50	$34.00	$15.00	$244.00

Consolidated:

Net income attributable to Prudential Financial, Inc	$1,534	$1,244	$2,980	$3,018

Results of Operations—Financial Services Businesses

2011 to 2010 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $360 million, from $1,164 million in the third quarter of 2010 to $1,524 million in the third quarter of 2011. Results for the third quarter of 2011 compared to the third quarter of 2010 reflect the following:

•

Higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the strengthening of the yen in the third quarter of 2011;

•	A net increase in premiums and policy charges and fee income primarily reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations;

•

Higher net pre-tax gains associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described below, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changes in interest rates, and higher gains from changes in the market value of currency derivatives due to foreign currency exchange rate movements; and

•	An $84 million pre-tax benefit on the sale of a portion of our indirect interest in China Pacific Insurance (Group) Co., Ltd.

Partially offsetting these increases in income from continuing operations were the following items:

•

An $847 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance and the impact of an annual review and update of assumptions;

•

A $238 million unfavorable variance, before taxes, reflecting the net impact from the mark-to-market of our embedded derivatives, including the impact of non-performance risk, and related hedge positions associated with certain variable annuities, including the impact on amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition;

•

An increase in policyholders’ benefits, including changes in reserves, primarily within our International Insurance operations consistent with increases in premiums and policy charges and fee income, as discussed above;

•	A $99 million pre-tax increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders; and

•	Higher income taxes primarily reflecting the increase in pre-tax income from continuing operations.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended September 30, 2011 of $3.08 per share of Common Stock increased from $2.46 per share of Common Stock for the three months ended September 30, 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $8 million for the three months ended September 30, 2011, compared to $9 million for the three months ended September 30, 2010. As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. Generally, as statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2011 to 2010 Nine Month Comparison. Income from continuing operations for the Financial Services Businesses increased $487 million, from $2,481 million in the first nine months of 2010 to $2,968 million in the first nine months of 2011. Results for the first nine months of 2011 compared to the first nine months of 2010 reflect the following:

•

Higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the strengthening of the yen during 2011;

•	A net increase in premiums and policy charges and fee income primarily reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations;

•

Higher net pre-tax gains associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described below, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changes in interest rates, and higher gains from changes in the market value of currency derivatives due to foreign currency exchange rate movements; and

•	A $237 million pre-tax benefit on the sale of a portion of our indirect interest in China Pacific Insurance (Group) Co., Ltd.

Partially offsetting these increases in income from continuing operations were the following items:

•

A $613 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance and the impact of an annual review and update of assumptions;

•

A $562 million unfavorable variance, before taxes, reflecting the net impact from the mark-to-market of our embedded derivatives, including the impact of non-performance risk, and related hedge positions associated with certain variable annuities, including the impact on amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition;

•

An increase in policyholders’ benefits, including changes in reserves, primarily within our International Insurance operations consistent with increases in premiums and policy charges and fee income, as discussed above;

•	A $99 million pre-tax increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders; and

•	Higher income taxes primarily reflecting the increase in pre-tax income from continuing operations.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the nine months ended September 30, 2011 of $5.89 per share of Common Stock increased from $5.27 per share of Common Stock for the nine months ended September 30, 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $25 million for the nine months ended September 30, 2011, compared to $29 million for the nine months ended September 30, 2010.

Results of Operations—Closed Block Business

2011 to 2010 Three Month Comparison. Income from continuing operations for the Closed Block Business for the three months ended September 30, 2011, was $29 million, or $10.50 per share of Class B Stock, compared to $76 million, or $33.50 per share of Class B Stock, for the three months ended September 30, 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $8 million for the three months ended September 30, 2011, compared to $9 million for the three months ended September 30, 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2011 to 2010 Nine Month Comparison. Income from continuing operations for the Closed Block Business for the nine months ended September 30, 2011, was $55 million, or $15.00 per share of Class B Stock, compared to $516 million, or $243.50 per share of Class B Stock, for the nine months ended September 30, 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $25 million for the nine months ended September 30, 2011, compared to $29 million for the nine months ended September 30, 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$905	$807	$2,736	$2,334
Benefits and expenses	1,096	219	2,414	1,633

Adjusted operating income	(191)	588	322	701
Realized investment gains (losses), net, and related adjustments(1)	3,084	(98)	3,387	1,098
Related charges(2)	(1,755)	155	(1,928)	(613)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,138	$645	$1,781	$1,186

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income decreased $779 million, from income of $588 million in the third quarter of 2010 to a loss of $191 million in the third quarter of 2011. The decrease in adjusted operating income was driven by the comparative impact of a $435 million increase in the current quarter, and a $412 million reduction in the prior year quarter, in amortization of deferred policy acquisition costs (“DAC”) and other costs and in the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products, primarily driven by the impacts to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of an annual review and update of the assumptions used in estimating the profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

Excluding the items discussed above, adjusted operating income increased $68 million. The increase was driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows and net market appreciation over the past twelve months. See “—Account Values” below for a further discussion of our account values and sales. The higher fee income was partially offset by higher general and administrative expenses, net of capitalization, reflecting higher costs to support business growth, including higher financing expenses.

As shown in the following table, adjusted operating income for the third quarter of 2011 included $435 million of charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs, compared to $412 million of benefits included in the third quarter of 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(164)	$(295)	$(459)	$64	$127	$191
Annual review / assumption updates	(45)	65	20	165	12	177
Quarterly adjustment for current period experience and other updates(3)	15	(11)	4	16	28	44

Total	$(194)	$(241)	$(435)	$245	$167	$412

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $459 million of charges and $191 million of benefits in the third quarter of 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	Third Quarter 2011	Third Quarter 2010
Actual rate of return	(9.8)%	8.1%
Expected rate of return	1.7%	2.1%

Lower than expected returns in the third quarter of 2011 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the third quarter of 2010 had opposite impacts, resulting in an increase to our estimate of total gross profits used as a basis for amortizing DAC and other costs and a decrease to our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.9% per annum as of September 30, 2011, or approximately 2.2% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption, as discussed below.

Due to the market decline in the third quarter of 2011, for the majority of contract groups, the near-term future projected annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business as of September 30, 2011. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.8% as of September 30, 2011. Included in the near-term blended maximum future rate are assumptions for returns on various asset classes, including a 4.3% annual weighted average rate of return on fixed income investments, and a 13% maximum annual rate of return on equity investments. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned near-term future projected four year return of 8.9% per annum, but less than the near-term blended maximum future rate of return of 9.8%, may still result in increases in the amortization of DAC and other costs, and the costs relating to the reserves for the GMDB and GMIB features of our variable annuity products.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $20 million of net benefits from these annual reviews, primarily related to a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value, partially offset by a reduction of the weighted average future fixed rate of return assumption to 4.3%. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $4 million and $44 million of benefits in the third quarter of 2011 and 2010, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for the third quarter of 2011 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from lower than expected lapses and higher than expected general account spreads, partially offset by an increase to the reserves related to the GMDB and GMIB features of our variable annuity products driven by higher than expected actual contract guarantee claim costs. The experience true-up adjustments for the third quarter of 2010 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from higher than expected fee income, and a reduction to the reserves related to the GMDB and GMIB features of our variable annuity products driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience and higher than expected fee income.

As noted previously, the quarterly adjustments to reflect current period market performance and experience, and the annual review and update of assumptions impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods. Additionally, in the third quarter of 2011, we evaluated the results of our living benefits hedging program and determined the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets to be other-than-temporary. As a result, we included this amount in our best estimate of total gross profits used for setting amortization rates, which will also drive changes in the amortization of DAC and other costs in future periods. The table above excludes the current period impact for this item, as both the current period hedge results and related amortization of DAC and other costs are excluded from adjusted operating income. See “—Net impact of embedded derivatives related to our living benefit features and related hedge positions” for additional details.

2011 to 2010 Nine Month Comparison. Adjusted operating income decreased $379 million, from $701 million in the first nine months of 2010 to $322 million in the first nine months of 2011. The decrease in adjusted operating income was driven by the comparative impact of a $411 million increase in the current period and a

$202 million decrease in the prior year period, in amortization of DAC and other costs and in the reserves for the GMDB and GMIB features of our variable annuity products, primarily driven by the impacts to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of an annual review and update of the assumptions used in estimating the profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

Excluding the items discussed above, adjusted operating income increased $234 million. The increase was driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows and net market appreciation over the past twelve months. See “—Account Values” below for a further discussion of our account values and sales. The higher fee income was partially offset by higher general and administrative expenses, net of capitalization, reflecting higher costs to support business growth, including higher financing expenses, and the impact of a $25 million benefit in 2010 from refinements based on a review and settlement of reinsurance contracts related to acquired business.

As shown in the following table, adjusted operating income for the nine months ended September 30, 2011 included $411 million of charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs, compared to $202 million of benefits for the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustment	$(162)	$(279)	$(441)	$(10)	$(16)	$(26)
Annual review / assumption updates	(45)	65	20	165	12	177
Quarterly adjustment for current period experience and other updates(3)	17	(7)	10	23	28	51

Total	$(190)	$(221)	$(411)	$178	$24	$202

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $441 million and $26 million of charges for the first nine months of 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011			2010
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Actual rate of return	3.7%	0.8%	(9.8)%	3.4%	(5.2)%	8.1%
Expected rate of return	1.7%	1.7%	1.7%	2.0%	1.9%	2.1%

Overall lower than expected returns in the first nine months of 2011 decreased our estimates of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall market returns were relatively flat to expected returns in the first nine months of 2010. However, the expected rates of return for some contracts groups were based upon our maximum future rate of return assumption under the reversion to the mean, which drove slight decreases in our estimates of total gross profits used as a basis for amortizing DAC and other costs and increases our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $20 million of net benefits from these annual reviews, primarily related to a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value, partially offset by a reduction of the weighted average future fixed rate of return assumption to 4.3%. The third quarter of 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $10 million and $51 million of benefits in the first nine months of 2011 and 2010, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for the first nine months of 2011 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from lower than expected lapses and higher than expected general account spreads, partially offset by an increase to the reserves related to the GMDB and GMIB features of our variable annuity products driven by higher than expected actual contract guarantee claim costs. The experience true-up adjustments for the first nine months of 2010 include a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from higher than expected fee income, and a reduction to the reserves related to the GMDB and GMIB features of our variable annuity products driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience and higher than expected fee income.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $98 million, from $807 million in the third quarter of 2010 to $905 million in the third quarter of 2011. Policy charges and fees and asset management fees and other income increased $145 million driven by higher average variable annuity account values invested in separate accounts due to positive net flows, net transfers of balances from the general account to the separate accounts and net market appreciation over the past twelve months. Partially offsetting the increase in revenues was a decrease in net investment income of $25 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts primarily driven by an automatic rebalancing element in some of our optional living benefit features and lower yields due to asset reinvestment in the low interest rate environment. Premiums also decreased $22 million, reflecting a decline in annuitizations of our variable annuity contracts.

2011 to 2010 Nine Month Comparison. Revenues increased $402 million, from $2,334 million in the first nine months of 2010 to $2,736 million in the first nine months of 2011. Policy charges and fees and asset management fees and other income increased $501 million driven by higher average variable annuity account values invested in separate accounts due to positive net flows, net transfers of balances from the general account to the separate accounts and net market appreciation. Partially offsetting the increase in revenues was a decrease in net investment income of $67 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts primarily driven by an automatic rebalancing element in some of our optional living benefit features. Premiums also decreased $32 million, reflecting a decline in annuitizations of our variable annuity contracts.

See “—Account Values” below for a further discussion of our account values and sales, and “—Variable Annuity Net Amount at Risk” below for a further discussion of the automatic rebalancing element in some of our optional living benefit features.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $877 million, from $219 million in the third quarter of 2010 to $1,096 million in the third quarter of 2011. Absent the net $847 million increase related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $30 million. General and administrative expenses, net of capitalization, increased $63 million, reflecting higher costs to support business growth, including higher financing expenses. The amortization of DAC increased $16 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $12 million driven by higher intercompany borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $33 million primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits. Insurance and annuity benefits also decreased $28 million, primarily driven by the decrease in premiums noted above.

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $781 million, from $1,633 million in the first nine months of 2010 to $2,414 million in the first nine months of 2011. Absent the net $613 million increase related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $168 million. General and administrative expenses, net of capitalization, increased $182 million, reflecting higher costs to support business growth, including higher financing expenses. The amortization of DAC increased $65 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $37 million driven by higher intercompany borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $84 million primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits. Insurance and annuity benefits also decreased $32 million, primarily driven by the decrease in premiums noted above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Variable Annuities(1):
Beginning total account value	$112,202	$83,593	$102,348	$80,519
Sales	4,472	5,368	15,818	15,543
Surrenders and withdrawals	(1,623)	(1,660)	(5,523)	(5,044)

Net sales	2,849	3,708	10,295	10,499
Benefit payments	(272)	(260)	(816)	(729)

Net flows	2,577	3,448	9,479	9,770
Change in market value, interest credited and other activity(2)	(11,330)	6,756	(7,285)	4,260
Policy charges	(570)	(422)	(1,663)	(1,174)

Ending total account value(3)	$102,879	$93,375	$102,879	$93,375

Fixed Annuities:
Beginning total account value	$3,825	$3,766	$3,837	$3,452
Sales	15	29	53	91
Surrenders and withdrawals	(46)	(44)	(139)	(170)

Net redemptions	(31)	(15)	(86)	(79)
Benefit payments	(67)	(62)	(199)	(199)

Net flows	(98)	(77)	(285)	(278)
Interest credited and other activity(2)	83	139	259	655
Policy charges	0	0	(1)	(1)

Ending total account value	$3,810	$3,828	$3,810	$3,828

Total Individual Annuities—Ending total account value	$106,689	$97,203	$106,689	$97,203

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassification of $267 million for the nine months ended September 30, 2010 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status.
(3)	As of September 30, 2011, variable annuity account values are invested in equity funds ($44 billion or 43%), bond funds ($43 billion or 42%), market value adjusted or fixed-rate accounts ($9 billion or 9%) and other ($7 billion or 6%).

2011 to 2010 Three Month Comparison. Total account values for variable and fixed annuities amounted to $106.7 billion as of September 30, 2011, representing a decrease of $9.3 billion from June 30, 2011 and an increase of $9.5 billion from September 30, 2010. The decrease compared to the prior quarter was driven by decreases in the market value of customers’ variable annuities due to unfavorable equity markets in the current period. Positive variable annuity net flows over the past twelve months drove the increase compared to the prior year quarter, more than offsetting the impact of market depreciation in the current period. Individual variable annuity gross sales reflect our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value, as well as the further expansion of our distribution networks. Although we have implemented product modifications in 2011 and gross sales of our variable annuities have declined compared to the prior year quarter, we believe that our current product offerings remain competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-offered optional living benefit features include an automatic rebalancing element. Our automatic rebalancing element occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk management capabilities. See “—Variable Annuity Net Amount at Risk” for a more detailed discussion of our automatic rebalancing element.

2011 to 2010 Nine Month Comparison. Total account values for variable and fixed annuities amounted to $106.7 billion as of September 30, 2011, representing an increase of $0.5 billion from December 31, 2010 and an increase of $9.5 billion from September 30, 2010. The increases in total account values were driven by positive variable annuity net flows, partially offset by decreases in the market value of customers’ variable annuities due to unfavorable equity markets. Gross sales of our variable annuities increased $0.3 billion, with 2011 sales benefiting from increased sales ahead of product modifications we implemented in the first quarter of 2011. Excluding this impact, our 2011 sales reflect our product strength, customer value proposition, and our position as the primary provider of living benefit guarantees based on highest daily customer account value, as well as the further expansion of our distribution networks offset by increased competition as a result of product modifications made by a number of competitors. Variable annuities surrenders and withdrawals increased $0.5 billion, reflecting the overall impact of higher account values in the current period.

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

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate account. The automatic rebalancing element associated with currently-sold products transfers assets between the variable investments selected by the annuity contractholder and the bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help mitigate our exposure to equity market risk and market volatility. Beginning in 2009, all offerings of optional living benefit features associated with currently-sold variable annuity products include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	September 30, 2011		December 31, 2010		September 30, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$64,769	$4,996	$57,336	$1,217	$49,721	$1,473
No automatic rebalancing element	14,753	2,934	17,735	1,825	17,141	2,406

Total variable annuity account values with living benefit features	$79,522	$7,930	$75,071	$3,042	$66,862	$3,879

	(% of total)
Automatic rebalancing element	81%	63%	76%	40%	74%	38%
No automatic rebalancing element	19	37	24	60	26	62

Total variable annuity account values with living benefit features	100%	100%	100%	100%	100%	100%

(1)	As of September 30, 2011, December 31, 2010 and September 30, 2010, asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 37% or $23.7 billion of the $64.8 billion total account value, 12% or $6.7 billion of the $57.3 billion total account value and 15% or $7.7 billion of the $49.7 billion total account value, respectively.

The increase in account values that included an automatic rebalancing element as of September 30, 2011 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The increase in the net amount at risk as of September 30, 2011 compared to prior periods reflects market declines during the third quarter of 2011.

Our GMDBs guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. Certain of these account values are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. An additional $20.5 billion, $23.9 billion, and $23.3 billion of variable annuity account values, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	September 30, 2011		December 31, 2010		September 30, 2010
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$64,769	$3,042	$57,336	$592	$49,721	$672
No automatic rebalancing element	35,224	6,947	41,693	4,867	40,455	6,248

Total variable annuity account values with death benefit features	$99,993	$9,989	$99,029	$5,459	$90,176	$6,920

	(% of total)
Automatic rebalancing element	65%	30%	58%	11%	55%	10%
No automatic rebalancing element	35	70	42	89	45	90

Total variable annuity account values with death benefit features	100%	100%	100%	100%	100%	100%

The increase in account values that included an automatic rebalancing element as of September 30, 2011 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The increase in the net amount at risk as of September 30, 2011 compared to prior periods reflects market declines during the third quarter of 2011.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase interest rate swaps, swaptions, floors and caps as well as equity options and futures to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market’s perception of our own non-performance risk (“NPR”), with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe that the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. Our new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions. We add a credit spread to the GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. We also adjust our volatility assumption to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, as we believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. This hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings. In addition, we evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported through Corporate and Other operations. See “—Corporate and Other” for a discussion of these results.

The net impact of both the change in fair value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges”, both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative liabilities, as defined by GAAP, and hedge positions, as well as the related amortization of DAC and other costs, for the three and nine months ended September 30, 2011 and 2010 for the Individual Annuities segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Change in the fair value of the embedded derivatives(1)	$(8,072)	$(971)	$(7,835)	$(2,824)
Change in fair value of hedge positions	4,881	139	4,652	2,056
Less: Gain/(loss) reported in Corporate and Other operations(2)	(1,428)	0	(1,459)	0

Subtotal	(1,763)	(832)	(1,724)	(768)

Decrease in the embedded derivative liabilities resulting from the impact of NPR(3)(4)	4,794	750	5,010	1,814

Net benefit (charge) from the mark-to-market of embedded derivatives and related hedge positions(5)	$3,031	$(82)	$3,286	$1,046

Related benefit/(charge) to amortization of DAC and other costs(6)	$(1,736)	$187	$(1,852)	$(509)

Net benefit from the mark-to-market of embedded derivatives and related hedge positions, after the impact of DAC and other costs	$1,295	$105	$1,434	$537

(1)	Represents the change in the fair value of the embedded derivatives as defined by GAAP. Excludes the change in the fair value of the embedded derivative liabilities resulting from the impact of NPR. Includes the change in the fair value of the embedded derivative liabilities resulting from the impact of updates to the assumptions used in the valuation of the liability. Positive amount represents income; negative amount represents a loss.
(2)	Represents the impact from temporarily hedging to an amount that differs from our hedge target definition. This amount is not reported in the Individual Annuities segment. See “—Corporate and Other” for details.
(3)	As of September 30, 2011, the fair value of the embedded derivatives in a liability position was $8.9 billion, before the impact of NPR. The cumulative adjustment for NPR was $5.7 billion, which decreased these embedded derivative liabilities to a net liability of $3.2 billion as of September 30, 2011.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in a contra-liability position.
(5)	Net benefit (charge) from the mark-to-market of embedded derivatives and related hedge positions are excluded from adjusted operating income and included in operating results in “Realized investment gains (losses), net, and related adjustments.”
(6)	Related benefit/(charge) to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

2011 to 2010 Three Month Comparison. Excluding the impact of NPR in the valuation of the embedded derivative liabilities and the impact of amortization of DAC and other costs, which are discussed below, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment were net charges of $1,763 million and $832 million for the third quarter of 2011 and 2010, respectively. The $1,763 million net charge in the third quarter of 2011 includes an $871 million charge resulting from the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets, driven by significant capital markets volatility in the current quarter. Also included in the $1,763 million net charge is an $892 million charge attributable to the difference between the valuation of the embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we choose not to hedge. The $832 million net charge in the third quarter of 2010 is primarily driven by reductions in the expected lapse rate assumption based on actual experience.

As noted above, the net impact from the mark-to-market of our embedded derivatives includes an adjustment to the embedded derivative liabilities to reflect NPR. This adjustment was a benefit of $4,794 million and $750 million for the third quarter of 2011 and 2010, respectively, primarily driven by a higher base of embedded derivative liabilities in both periods. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the third quarter of 2011, while reductions in the expected lapse rate assumption drove the increases in the third quarter of 2010. Additionally, the spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries, widened in the third quarter of 2011, contributing to the increase in the adjustment while a tightening of these spreads partially offset the increase in the third quarter of 2010.

As noted above, the net impacts from the mark-to-market of our embedded derivatives, related hedge positions and NPR have offsetting impacts to the amortization of DAC and other costs. The inclusion of these items in current period gross profits used in calculating the amortization of DAC and other costs drove a $1,736 million net charge and a $187 million net benefit in the third quarter of 2011 and 2010, respectively. In the third quarter of 2011, we also evaluated the $871 million difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets, and determined the difference to be other-than-temporary. As a result, we included the $871 million in our best estimate of total gross profits for setting the amortization rate, which increased current period amortization by approximately $98 million. For additional details on our policy for amortizing DAC and other costs, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010.

2011 to 2010 Nine Month Comparison. Excluding the impact of NPR in the valuation of the embedded derivative liabilities and the impact of amortization of DAC and other costs, which are discussed below, the net impact from the mark-to-market of our embedded derivatives and related hedge positions for the Individual Annuities segment were net charges of $1,724 million and $768 million for the first nine months of 2011 and 2010, respectively. The $1,724 million net charge in the first nine months of 2011 includes a $915 million charge resulting from the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets, driven by significant capital markets volatility in the current period. Also included in the $1,724 million net charge is an $809 million charge attributable to the difference between the valuation of the embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we choose not to hedge. The $768 million net charge in the first nine months of 2010 is primarily driven by reductions in the expected lapse rate assumption based on actual experience.

As noted above, the net impact from the mark-to-market of our embedded derivatives includes an adjustment to the embedded derivative liabilities to reflect NPR. This adjustment was a benefit of $5,010 million and $1,814 million for the first nine months of 2011 and 2010, respectively, primarily driven by a higher base of embedded derivative liabilities in both periods. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the first nine months of 2011, while adverse changes to capital market inputs and a reduction in the expected lapse rate assumption drove the increase in the first nine months of 2010. Additionally, the spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries, widened in the first nine months of 2011, which contributed to the increase in the adjustment.

As noted above, the net impacts from the mark-to-market of our embedded derivatives, related hedge positions and NPR have offsetting impacts to the amortization of DAC and other costs. The inclusion of these items in current period gross profits used in calculating the amortization of DAC and other costs drove net charges of $1,852 million and $509 million in the first nine months of 2011 and 2010, respectively.

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

Capital hedge program

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of that program are reported within Corporate and Other operations. Consequently, see “—Corporate and Other” for a discussion of the results of the current program. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion of the capital hedge program. The results of the Individual Annuities segment for the three and nine months ended September 30, 2010 included $22 million and $21 million, respectively, of mark-to-market losses on these capital hedges driven by favorable market conditions during those periods, which resulted in an increase in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. We continue to assess the composition of the hedging program on an ongoing basis.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$1,171	$1,376	$3,625	$3,875
Benefits and expenses	1,060	1,257	3,169	3,450

Adjusted operating income	111	119	456	425
Realized investment gains (losses), net, and related adjustments(1)	263	93	244	503
Related charges(2)	(6)	(11)	(12)	(17)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	119	371	306	753
Change in experience-rated contractholder liabilities due to asset value changes(4)	(41)	(350)	(212)	(865)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$446	$222	$782	$799

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income decreased $8 million, from $119 million in the third quarter of 2010 to $111 million in the third quarter of 2011. Results for both periods include the impact of annual reviews of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and value of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for the third quarter of 2011 and 2010 included charges of $24 million and $18 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in a $2 million charge in the third quarter of 2011 compared to a $3 million benefit in the third quarter of 2010, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in a net charge of $26 million in the third quarter of 2011 and a net charge of $15 million in the third quarter of 2010. The net charge of $26 million in the third quarter of 2011 was driven by changes to expense and net cash flow assumptions which decreased expected future gross profits, while the net charge of $15 million in the third quarter of 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which also decreased expected future gross profits.

Excluding these impacts, adjusted operating income increased $3 million compared to the third quarter of 2010, primarily reflecting higher asset-based fee income and a reserve benefit from case experience, partially offset by lower net investment spread results. Higher asset-based fee income was driven by higher fee-based investment-only stable value account values in our institutional investment products business primarily resulting from net additions, and an increase in average full service fee-based retirement account values primarily from market appreciation. The reserve benefit was driven by favorable case experience in the third quarter of 2011, compared with unfavorable experience in the third quarter of 2010. Lower net investment spread results were driven by mark-to-market losses on alternative investments and on our equity investment in certain separate accounts, as well as lower reinvestment rates. Partially offsetting these declines were increases from lower crediting rates driven by rate resets in the first quarter of 2011, and higher general account stable value account values in our full service business. Also offsetting the declines in net investment spread results were increases in our institutional investment products business resulting from higher income from net settlements on interest rate swaps driven by higher notional amounts of these swaps, which have increased as we continue to manage the duration gap between our assets and liabilities. The impact of higher structured settlement product balances in our institutional investment products business was essentially offset by lower balances from guaranteed investment product scheduled withdrawals.

2011 to 2010 Nine Month Comparison. Adjusted operating income increased $31 million, from $425 million in the first nine months of 2010 to $456 million in the first nine months of 2011. Results for both periods include the impact of annual reviews performed in the third quarter of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and value of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for the first nine months of 2011 and 2010 included charges of $24 million and $18 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in a $3 million charge in the first nine months of 2011 compared to a $6 million benefit in the first nine months of 2010, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in a net charge of $27 million in the first nine months of 2011 and a net charge of $12 million in the first nine months of 2010. The net charge of $27 million in the first nine months of 2011 was driven by changes to expense and net cash flow assumptions which decreased expected future gross profits, while the net charge of $12 million in the first nine months of 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which also decreased expected future gross profits.

Excluding these impacts, adjusted operating income increased $46 million compared to the first nine months of 2010, primarily reflecting higher asset-based fee income and a reserve benefit from case experience, partially offset by an increase in general and administrative expenses, net of capitalization, and lower net investment spread results. Higher asset-based fee income was driven by higher fee-based investment-only stable value account values in our institutional investment products business primarily resulting from net additions, and an increase in average full service fee-based retirement account values primarily from market appreciation. The reserve benefit was driven by more favorable case experience in the first nine months of 2011. Higher general and administrative expenses, net of capitalization, were driven by higher costs related to legal matters and strategic initiatives. Lower net investment spread results were driven by lower reinvestment rates, as well as mark-to-market losses on alternative investments. Partially offsetting these declines were increases from lower crediting rates driven by rate resets in the first quarter of 2011, and higher general account stable value account values in our full service business. The impact of higher structured settlement product balances in our institutional investment products business was essentially offset by lower balances from guaranteed investment product scheduled withdrawals.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $205 million, from $1,376 million in the third quarter of 2010 to $1,171 million in the third quarter of 2011. Premiums decreased $189 million, driven by lower life-contingent structured settlement and single premium annuity sales. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $29 million primarily reflecting lower portfolio yields and mark-to-market losses on our equity investment in certain separate accounts. Policy charges and fee income and asset management fees and other income increased $13 million, primarily driven by an increase in asset-based fees due to an increase in fee-based investment-only stable value account values in our institutional investment products business, and an increase in average full service fee-based retirement account values, as well as higher income from net settlements on interest rate swaps. These increases were partially offset by mark-to-market losses on alternative investments.

2011 to 2010 Nine Month Comparison. Revenues decreased $250 million, from $3,875 million in the first nine months of 2010 to $3,625 million in the first nine months of 2011. Premiums decreased $261 million, driven by lower life-contingent structured settlement and single premium annuity sales, partially offset by higher sales of non-participating group annuity separate accounts. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $21 million primarily reflecting lower portfolio yields. Policy charges and fee income and asset management fees and other income increased $32 million, primarily driven by an increase in asset-based fees due to an increase in fee-based investment-only stable value account values in our institutional investment products business, and an increase in average full service fee-based retirement account values. These increases were partially offset by mark-to-market losses on alternative investments.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $197 million, from $1,257 million in the third quarter of 2010 to $1,060 million in the third quarter of 2011. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and value of business acquired discussed above, which account for an $11 million increase, benefits and expenses decreased $208 million. Policyholders’ benefits, including the change in policy reserves, decreased $189 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above. Interest credited to policyholders’ account balances decreased $19 million primarily reflecting lower crediting rates on full service general account stable value account values due to rate resets and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business, partially offset by the impact of higher account values from our full service general account stable value products and our structured settlement product.

2011 to 2010 Nine Month Comparison. Benefits and expenses decreased $281 million, from $3,450 million in the first nine months of 2010 to $3,169 million in the first nine months of 2011. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and value of business acquired discussed above, which account for a $15 million increase, benefits and expenses decreased $296 million. Policyholders’ benefits, including the change in policy reserves, decreased $240 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above. Interest credited to policyholders’ account balances decreased $87 million including a refinement to the methodology applied in calculating reserves for certain structured settlement contracts, with an equally offsetting impact to amortization of deferred policy acquisition costs. Also contributing to the decrease were lower crediting rates on full service general account stable value account values due to rate resets and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business, partially offset by the impact of higher account values from our full service general account stable value products and our structured settlement product. The amortization of deferred policy acquisition costs increased $24 million primarily driven by a refinement to the methodology applied in calculating the amortization of deferred policy acquisition costs for certain structured settlement contracts, as mentioned above. Also, general and administrative expenses, net of capitalization, increased $10 million primarily driven by higher costs related to legal matters and strategic initiatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Full Service(1):
Beginning total account value	$146,580	$125,176	$141,313	$126,345
Deposits and sales	3,966	5,255	12,942	14,897
Withdrawals and benefits	(4,126)	(3,167)	(13,267)	(11,418)
Change in market value, interest credited and interest income	(12,222)	7,984	(6,790)	5,424

Ending total account value	$134,198	$135,248	$134,198	$135,248

Net additions (withdrawals)	$(160)	$2,088	$(325)	$3,479

Institutional Investment Products(2):
Beginning total account value	$74,131	$55,965	$64,183	$51,908
Additions	5,571	3,076	16,948	8,644
Withdrawals and benefits(3)	(1,501)	(1,640)	(4,066)	(5,781)
Change in market value, interest credited and interest income	2,176	1,298	3,848	3,545
Other(4)	136	363	(400)	746

Ending total account value	$80,513	$59,062	$80,513	$59,062

Net additions	$4,070	$1,436	$12,882	$2,863

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.6 billion as of both September 30, 2011 and 2010.
(2)

Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.8 billion as of both September 30, 2011 and 2010. Ending total account value for the institutional investment products business also includes $1.5 billion as of both September 30, 2011 and 2010 related to collateralized funding agreements issued to the Federal Home

Loan Bank of New York (FHLBNY), and $0.6 billion and $1.2 billion as of September 30, 2011 and 2010, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”

(3)	Withdrawals and benefits includes $(16) million and $(68) million for the three and nine months ended September 30, 2011, respectively, and $(240) million and $(685) million for the three and nine months ended September 30, 2010, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(4)	Other includes transfers from (to) the Asset Management segment of $(415) million for the nine months ended September 30, 2011, and $(46) million for the nine months ended September 30, 2010. Other also includes $16 million and $68 million for the three and nine months ended September 30, 2011, respectively, and $240 million and $685 million for the three and nine months ended September 30, 2010, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for this transfer. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.

2011 to 2010 Three Month Comparison. Account values in our full service business amounted to $134.2 billion as of September 30, 2011, a decrease of $12.4 billion from June 30, 2011 and a decrease of $1.1 billion from September 30, 2010. The decrease from June 30, 2011 was primarily driven by a decrease in the market value of customer funds due to equity market depreciation, while the decrease from September 30, 2010 was driven by net withdrawals over the last twelve months. Net additions (withdrawals) decreased $2.3 billion, from net additions of $2.1 billion in the third quarter of 2010 to net withdrawals of $0.2 billion in the third quarter of 2011, primarily reflecting lower new plan sales and higher plan lapses in the current period. New plan sales in the third quarter of 2011 included one client sale over $100 million totaling $109 million compared to two client sales over $100 million in the third quarter of 2010, which totaled $1.8 billion. The increase in plan lapses was primarily due to higher account values and a higher volume of lapses.

Account values in our institutional investment products business amounted to $80.5 billion as of September 30, 2011, representing an increase of $6.4 billion from June 30, 2011 and an increase of $21.5 billion from September 30, 2010, driven by additions of fee-based investment-only stable value and structured settlement products and, to a lesser extent, increases in the market value of customer funds primarily from declines in fixed income yields. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals and benefit payments. Net additions increased $2.7 billion, from net additions of $1.4 billion in the third quarter of 2010 to net additions of $4.1 billion in the third quarter of 2011 primarily reflecting higher sales of fee-based investment-only stable value products.

2011 to 2010 Nine Month Comparison. Account values in our full service business amounted to $134.2 billion as of September 30, 2011, a decrease of $7.1 billion from December 31, 2010 and a decrease of $1.1 billion from September 30, 2010. The decrease from December 31, 2010 was primarily driven by a decrease in the market value of customer funds due to equity market depreciation, while the decrease from September 30, 2010 was driven by net withdrawals over the last twelve months. Net additions (withdrawals) decreased $3.8 billion, from net additions of $3.5 billion in the first nine months of 2010 to net withdrawals of $0.3 billion in the first nine months of 2011, primarily reflecting lower new plan sales and higher plan lapses in the current period. New plan sales in the first nine months of 2011 included five client sales over $100 million totaling $922 million compared to nine client sales over $100 million in the first nine months of 2010, which totaled $2.8 billion. The increase in plan lapses was primarily driven by higher account values and a higher volume of large plan lapses in the first nine months of 2011.

Account values in our institutional investment products business amounted to $80.5 billion as of September 30, 2011, representing an increase of $16.3 billion from December 31, 2010 and an increase of $21.5 billion from September 30, 2010, driven by additions of fee-based investment-only stable value and structured settlement products and, to a lesser extent, increases in the market value of customer funds primarily from declines in fixed income yields. These increases were partially offset by declines in general account guaranteed investment product account values due to scheduled withdrawals and benefit payments. Net additions increased $10.0 billion, from $2.9 billion in the first nine months of 2010 to $12.9 billion in the first nine months of 2011 primarily reflecting higher sales of fee-based investment-only stable value products and lower general account guaranteed investment product scheduled withdrawals.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$513	$493	$1,717	$1,366
Expenses	390	345	1,213	1,011

Adjusted operating income	123	148	504	355
Realized investment gains (losses), net, and related adjustments(1)	16	20	1	38
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	10	4	64	14

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$149	$172	$569	$407

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income decreased $25 million, from $148 million in the third quarter of 2010 to $123 million in the third quarter of 2011. Results in the third quarter of 2011 reflect a decrease of $17 million in performance-based incentive fees, net of direct expenses primarily related to institutional real estate funds reflecting a decline in real estate values in the third quarter of 2011. In addition, results from the segment’s proprietary investing activities decreased $12 million primarily due to lower investment performance in fixed income and public equity funds in the third quarter of 2011. In addition, results for the third quarter of 2011 reflect an increase in operating expenses, largely related to compensation as well as other costs supporting the business. These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to positive net asset flows and market appreciation.

As of September 30, 2011, the principal balance of interim loans outstanding within our commercial mortgage business totaled $721 million, which excludes both $11 million of commitments for future fundings that would need to be disbursed if the borrowers meet the conditions for these fundings, as well as $57 million of commercial real estate held for sale related to foreclosed interim loans. As of September 30, 2011, these interim loans outstanding had a weighted average loan-to-value ratio of 96%. As of September 30, 2011, for those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value is $57 million. The interim loans had a weighted average debt service coverage ratio of 1.51. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. These loans also had an allowance for losses or credit related market value losses totaling $43 million as of September 30, 2011.

2011 to 2010 Nine Month Comparison. Adjusted operating income increased $149 million, from $355 million in the first nine months of 2010 to $504 million in the first nine months of 2011. Results in the first nine months of 2011 reflect an increase in asset management fees, before associated expenses, of $156 million primarily from retail and institutional customer assets as a result of higher asset values due to positive net asset flows and market appreciation. Results of the segment’s proprietary investing activities increased $70 million primarily due to improved results from real estate proprietary investing. Real estate proprietary investing results increased $69 million, primarily due to a $61 million gain resulting from the partial sale of a real estate seed investment in 2011 and the appreciation in real estate values of co-investments.

Also contributing to the increase in adjusted operating income was an increase in results from the segment’s commercial mortgage activities of $74 million primarily driven by lower net credit and valuation-related charges on interim loans of $59 million resulting primarily from loan payoffs in the first nine months of 2011 and $20 million of higher gains on sales of foreclosed commercial real estate assets in the first nine months of 2011.

These increases were partially offset by increased expenses, primarily related to compensation.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type, asset management fees by source, assets under management and proprietary investments for the periods indicated. In managing our business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal sources of revenues are fees based on assets under management.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(4)	2011	2010(4)
		(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$178	$159	$530	$463
Retail customers(1)	107	87	319	255
General account	82	74	242	217

Total asset management fees	367	320	1,091	935

Incentive fees	(5)	11	8	50
Transaction fees	6	10	27	17
Proprietary investing	0	11	100	31
Commercial mortgage(2)	34	30	106	44

Total incentive, transaction, proprietary investing and commercial mortgage revenues	35	62	241	142

Service, distribution and other revenues(3)	111	111	385	289

Total revenues	$513	$493	$1,717	$1,366

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $18 million in the three months ended September 30, 2011 and 2010, respectively, and $55 million and $49 million in the nine months ended September 30, 2011 and 2010, respectively.
(4)	Reflects reclassifications to conform to current year presentation.

The following table sets forth the assets under management by source as of the dates indicated.

	September 30,
	2011	2010
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$258.8	$222.1
Retail customers(2)	110.1	92.7
General account	230.5	203.3

Total	$599.4	$518.1

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the proprietary investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2011	2010
	(in millions)
Co-Investments:
Real Estate	$461	$343
Fixed Income	25	28
Seed Investments:
Real Estate	20	208
Public Equity	166	77
Fixed Income	195	104
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	42	0
Private Equity secured by Investor Equity	0	0
Real Estate secured by Fund Assets	95	204

Total	$1,004	$964

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $20 million, from $493 million in the third quarter of 2010 to $513 million in the third quarter of 2011. Asset management fees increased $47 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to positive net asset flows and market appreciation. Partially offsetting this increase were decreases in performance-based incentive fee revenues of $16 million primarily from current year declines in the net asset values of institutional real estate funds, as noted above. In addition, proprietary investing revenues decreased $11 million primarily due to lower investment performance in fixed income and public equity funds in the third quarter of 2011.

2011 to 2010 Nine Month Comparison. Revenues increased $351 million, from $1,366 million in the first nine months of 2010 to $1,717 million in the first nine months of 2011. Asset management fees increased $156 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to positive net asset flows and market appreciation. Service, distribution and other revenues increased $96 million, which includes higher revenues for certain consolidated funds, which were fully offset by higher expenses related to the noncontrolling interest in these funds. Service, distribution and other revenues also includes higher mutual fund service fees, a portion of which are offset with a corresponding increase in expenses.

Proprietary investing revenues increased $69 million primarily resulting from a $61 million gain on a partial sale of a real estate seed investment in the second quarter of 2011. Commercial mortgage revenues increased $62 million primarily reflecting lower net credit and valuation-related charges on interim loans and higher gains on sales of foreclosed real estate assets as discussed above. Partially offsetting these increases was a decrease in performance-based incentive fees of $42 million primarily driven by lower net asset values of institutional real estate funds reflecting the impact of foreign currency fluctuations on these funds in the prior year, a portion of which has been hedged since late 2010, as well as a decline in real estate values in the first nine months of 2011. A portion of these incentive based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2011, $130 million in cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, proprietary investing and commercial mortgage revenues will be impacted by the level and diversification of our proprietary investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2011 to 2010 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $45 million, from $345 million in the third quarter of 2010 to $390 million in the third quarter of 2011, driven primarily by increased compensation costs, from increased revenues, as discussed above, and increased headcount, as well as increases in other costs supporting the business.

2011 to 2010 Nine Month Comparison. Expenses increased $202 million, from $1,011 million in the first nine months of 2010 to $1,213 million in the first nine months of 2011, primarily driven by increased compensation costs, from increased revenues, as discussed above and increased headcount. In addition, expenses related to revenues associated with certain consolidated funds and mutual funds increased.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$643	$638	$2,131	$2,076
Benefits and expenses	498	448	1,760	1,707

Adjusted operating income	145	190	371	369
Realized investment gains (losses), net, and related adjustments(1)	(44)	(6)	(46)	(108)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$101	$184	$325	$261

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income decreased $45 million, from $190 million in the third quarter of 2010 to $145 million in the third quarter of 2011. Results for both the third quarter of 2011 and 2010 include a benefit from lower amortization of net deferred policy acquisition costs and unearned revenue reserves and net decreases in insurance reserves, reflecting updates of our actuarial assumptions based on annual reviews. The annual reviews cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2011 included a $75 million benefit from the annual reviews, primarily reflecting updates to our persistency assumptions as a result of more favorable lapse experience on variable life policies and improved mortality based on experience. Adjusted operating income for the third quarter of 2010 included a $52 million benefit from the annual reviews, primarily reflecting methodology refinements to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations.

Absent the effect of these items, adjusted operating income for the third quarter of 2011 decreased $68 million from the third quarter of 2010 including a $55 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods. The decrease in adjusted operating income also reflects an increase in general and administrative expenses, net of capitalization, as well as the impact from mortality experience, net of reinsurance, which was more unfavorable relative to expected levels, compared to the third quarter of 2010.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimate of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the third quarter of 2011 and 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	Third Quarter 2011	Third Quarter 2010
Actual rate of return	(11.6)%	8.3%
Expected rate of return	2.1%	2.6%

Lower than expected market returns in the third quarter of 2011 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits resulted in a net expense of $30 million in the third quarter of 2011 reflecting a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. Higher than expected market returns in the third quarter of 2010 resulted in an increase in our estimate of total gross profits which resulted in a net benefit of $25 million in the third quarter of 2010.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns of separate account and general account assets over a period of time and initially adjust future projected returns over a four year period so that the mix of assets are projected to grow at the long-term expected blended rate of return for the entire period. In the third quarter of 2011, the projected near-term future annual blended rate of return calculated using the reversion to the mean approach for variable policies was greater than our near-term maximum future blended rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future blended rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum blended rate of return under the reversion to the mean approach was 9.8% for the third quarter of 2011. Included in the maximum future blended rate are assumptions for return on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments. While the current market conditions for fixed income investments reflect lower rates of return, the assumptions for the annual weighted average rate of return on fixed income investments for this business were essentially unchanged. This reflects the long life of the general account asset portfolio which mitigates the impact of current fixed income market conditions, as well as that the majority of separate account balances underlying this business are invested in equity investments.

2011 to 2010 Nine Month Comparison. Adjusted operating income increased $2 million, from $369 million in the first nine months of 2010 to $371 million in the first nine months of 2011. Results for both the first nine months of 2011 and 2010 include a benefit from lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves and a net decrease in insurance reserves, reflecting updates of our actuarial assumptions based on annual reviews. The annual reviews, performed in the third quarter, cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2011 included a $75 million benefit from the annual reviews, primarily reflecting updates to our persistency assumptions as a result of more favorable lapse rate experience on variable life policies and improved mortality based on experience. Adjusted operating income for the third quarter of 2010 included a $52 million benefit from the annual reviews, primarily reflecting methodology refinements to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations.

Absent the effect of these items, adjusted operating income for the first nine months of 2011 decreased $21 million from the first nine months of 2010 including a $29 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods. The decrease in adjusted operating income also reflects the decline in earnings from our variable products primarily due to the runoff of variable policies in force. These decreases to adjusted operating income were partially offset by higher net investment spread income driven by higher asset balances supporting growth in our universal life insurance products, as well as the impact from mortality experience, net of reinsurance, which was $11 million less unfavorable relative to expected levels, compared to the first nine months of 2010.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimate of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the first three quarters of 2011 and 2010 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	2011			2010
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Actual rate of return	4.4%	0.4%	(11.6)%	3.8%	(7.4)%	8.3%
Expected rate of return	2.2%	2.0%	2.1%	2.6%	2.6%	2.6%

The overall lower than expected market returns in the first nine months of 2011 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits resulted in a $28 million net expense in the first nine months of 2011 reflecting a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. Overall market returns for the first nine months of 2010 were relatively consistent compared to our expectations resulting in a $2 million net benefit in the first nine months of 2010.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $5 million, from $638 million in the third quarter of 2010 to $643 million in the third quarter of 2011. Net investment income increased $18 million reflecting higher asset balances supporting growth in our universal life insurance products including higher account balances from increased policyholder deposits, as well as higher regulatory capital requirements associated with statutory reserves from certain term and universal life insurance policies, partially offset by the impact of lower portfolio yields. Policy charges and fees and asset management fees and other income decreased $14 million including a $24 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions. Absent this item, policy charges and fees and asset management fees and other income increased $10 million driven by an increase in current period amortization of unearned revenue reserves driven by changes in our estimates of total gross profits primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions on separate account fund performance in the third quarter of 2010.

2011 to 2010 Nine Month Comparison. Revenues increased $55 million, from $2,076 million in the first nine months of 2010 to $2,131 million in the first nine months of 2011. Net investment income increased $63 million reflecting higher asset balances supporting growth in our universal life insurance products including higher account balances from increased policyholder deposits and higher regulatory capital requirements associated with statutory reserves from certain term and universal life insurance policies. Policy charges and fees and asset management fees and other income decreased $11 million, including a $24 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions. Absent this item, policy charges and fees and asset management fees and other income increased $13 million driven by an increase in current period amortization of unearned revenue reserves driven by changes in our estimates of total gross profits primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the first nine months of 2011, as well as the impact of higher actual gross profits during the period. These increases were partially offset by a decline in revenue from our variable insurance products, primarily due to the runoff of variable policies in force.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $50 million, from $448 million in the third quarter of 2010 to $498 million in the third quarter of 2011. Absent the impact of annual reviews conducted in the third quarter of both periods, benefits and expenses increased $97 million, from $601 million in the third quarter of 2010 to $698 million in the third quarter of 2011. On this basis, amortization of deferred policy acquisition costs increased $66 million driven by changes in estimated total gross profits primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $19 million primarily reflecting increases in policyholder reserves, growth in universal life and variable policyholder account balances, as well as more unfavorable mortality experience. Also contributing was an increase of $9 million in general and administrative expenses, net of capitalization, as well as higher interest expense of $3 million primarily reflecting higher borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $53 million, from $1,707 million in the first nine months of 2010 to $1,760 million in the first nine months of 2011. Absent the impact of annual reviews conducted in the third quarter of both periods, benefits and expenses increased $100 million, from $1,860 million in the first nine months of 2010 to $1,960 million in the first nine months of 2011. On this basis, amortization of deferred policy acquisition costs increased $47 million driven by the impact of higher actual gross profits on current period amortization, as well as changes in estimated total gross profits primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $10 million primarily reflecting an increase in interest credited to policyholders from higher universal life account balances from increased policyholder deposits. Interest expense increased $24 million primarily reflecting higher borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies. Also contributing to these increases was an increase in general and administrative expenses, net of capitalization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in millions)
Annualized New Business Premiums(1):
Variable Life	$8	$6	$21	$16
Universal Life	21	20	66	57
Term Life	41	38	116	120

Total	$70	$64	$203	$193

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$21	$20	$62	$62
Third party	49	44	141	131

Total	$70	$64	$203	$193

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2011 to 2010 Three Month Comparison. Sales of new life insurance, measured as described above, increased $6 million, from $64 million in the third quarter of 2010 to $70 million in the third quarter of 2011 primarily driven by increased sales in the third party distribution channel reflecting larger case universal and term life insurance sales.

2011 to 2010 Nine Month Comparison. Sales of new life insurance, measured as described above, increased $10 million, from $193 million in the first nine months of 2010 to $203 million in the first nine months of 2011 primarily driven by increased sales in the third party distribution channel reflecting a $14 million increase in sales of universal and variable life insurance products, partially offset by a $4 million decrease in term life insurance product sales. A change in the competitive position of our products contributed to the increase in universal life insurance sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
Cash value of surrenders	$148	$183	$623	$525

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	2.5%	3.3%	4.1%	3.1%

2011 to 2010 Three Month Comparison. The total cash value of surrenders decreased $35 million, from $183 million in the third quarter of 2010 to $148 million in the third quarter of 2011, driven by a lower level of variable life surrenders in the third quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.3% in the third quarter of 2010 to 2.5% in the third quarter of 2011 as a result of the decline in variable life surrenders.

2011 to 2010 Nine Month Comparison. The total cash value of surrenders increased $98 million, from $525 million in the first nine months of 2010 to $623 million in the first nine months of 2011, driven by the surrenders of two large variable corporate-owned life insurance policies during the second quarter of 2011 and a single large policy during the first quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.1% in the first nine months of 2010 to 4.1% in the first nine months of 2011 as a result of these large surrenders.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues	$1,560	$1,466	$4,552	$4,093
Benefits and expenses	1,496	1,405	4,399	3,947

Adjusted operating income	64	61	153	146
Realized investment gains (losses), net, and related adjustments(1)	56	14	61	52
Related charges(2)	0	(1)	(1)	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$120	$74	$213	$197

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income increased $3 million, from $61 million in the third quarter of 2010 to $64 million in the third quarter of 2011. Reserve refinements in both group life and group disability businesses, including the impact of annual reviews, contributed a $26 million benefit to adjusted operating income in the third quarter of 2011 compared to a benefit of $28 million in the third quarter of 2010. Excluding these reserve refinements, adjusted operating income increased $5 million primarily due to more favorable underwriting results in the third quarter of 2011 in our group life business related to favorable claims experience and growth in our non-retrospectively experience-rated business. This increase was partially offset by higher operating expenses resulting from business growth and strategic initiatives as well as a lower contribution from investment results.

2011 to 2010 Nine Month Comparison. Adjusted operating income increased $7 million, from $146 million in the first nine months of 2010 to $153 million in the first nine months of 2011. Reserve refinements in both group life and group disability businesses, including the impact of annual reviews, contributed a $26 million benefit to adjusted operating income in the first nine months of 2011 compared to a benefit of $28 million in the first nine months of 2010. Excluding these reserve refinements, adjusted operating income increased $9 million primarily due to more favorable underwriting results in the first nine months of 2011 in our group life business related to favorable claims experience and growth in our non-retrospectively experience-rated business. In addition, the first quarter of 2011 included a $9 million benefit from cumulative premiums relating to prior periods on a large group life non-retrospectively experienced-rated case. These increases are partially offset by less favorable underwriting results in the first nine months of 2011 in our group disability business primarily related to an increase in the number and severity of long-term disability claims reflecting current economic conditions. In addition, the first nine months of 2011 reflect higher operating expenses due to increased business growth and strategic initiatives, partially offset by the favorable impact from the refinement of a premium tax estimate.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $94 million, from $1,466 million in the third quarter of 2010 to $1,560 million in the third quarter of 2011. Group life premiums and policy charges and fee income increased $75 million, from $989 million in the third quarter of 2010 to $1,064 million in the third quarter of 2011. This increase reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth in the business and strong persistency of 96.2% in the third quarter of 2011 compared to 92.2% in the third quarter of 2010, partially offset by lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $15 million, from $284 million in the third quarter of 2010 to $299 million in the third quarter of 2011 primarily reflecting growth of business in force from new sales.

2011 to 2010 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $459 million, from $4,093 million in the first nine months of 2010 to $4,552 million in the first nine months of 2011. Group life premiums and policy charges and fee income increased $383 million, from $2,683 million in the first nine months of 2010 to $3,066 million in the first nine months of 2011. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth of business in force from new sales and continued strong persistency, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. The first nine months of 2011 also includes an increase of $9 million from a premium adjustment on a large group life non-retrospectively experience-rated case, as discussed above. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $57 million, from $837 million in the first nine months of 2010 to $894 million in the first nine months of 2011 primarily reflecting growth of business in force from new sales, partially offset by the effect of the assumption of existing liabilities from third parties in the third quarter of 2010.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Benefits ratio(1):
Group life	89.3%	89.0%	90.6%	90.8%
Group disability	95.0%	99.7%	95.4%	93.1%
Administrative operating expense ratio(2):
Group life	8.5%	8.5%	8.2%	8.8%
Group disability	21.7%	21.3%	21.6%	22.0%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $91 million, from $1,405 million in the third quarter of 2010 to $1,496 million in the third quarter of 2011. This increase reflects a $71 million increase in policyholders’ benefits, including the change in policy reserves, from $1,163 million in the third quarter of 2010 to $1,234 million in the third quarter of 2011. Our group life business reflected greater benefit costs from growth in the non-retrospectively experience-rated business and an unfavorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011 compared to the third quarter of 2010, partially offset by favorable claims experience in the non-retrospectively experience-rated business and a decrease in benefits on retrospectively experience-rated business that resulted in decreased premiums, as discussed above. Our group disability business reflected greater benefit costs from unfavorable claims experience, as discussed above, partially offset by a favorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011 compared to the third quarter of 2010. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth and strategic initiatives.

The group life benefits ratio deteriorated 0.3 percentage points from the third quarter of 2010 to the third quarter of 2011, primarily due to the unfavorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011 compared to the third quarter of 2010, partially offset by favorable claims experience on business in force. The group disability benefits ratio improved 4.7 percentage points from the third quarter of 2010 to the third quarter of 2011 primarily due to a favorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011 compared to the third quarter of 2010, partially offset by unfavorable long-term disability claims experience. The group life administrative operating expense ratios remained relatively unchanged from the third quarter of 2010. The group disability administrative operating expense ratios deteriorated 0.4 percentage points from the third quarter of 2010 to the third quarter of 2011 primarily due to the effect of the assumption of existing liabilities from third parties in the third quarter of 2010.

2011 to 2010 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $452 million, from $3,947 million in the first nine months of 2010 to $4,399 million in the first nine months of 2011. This increase reflects a $416 million increase in policyholders’ benefits, including the change in policy reserves, from $3,216 million in the first nine months of 2010 to $3,632 million in the first nine months of 2011. Our group life business reflected greater benefit costs primarily from growth in the business, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected greater benefit costs primarily from unfavorable long-term disability claims experience, as well as growth in the business. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth and strategic initiatives, partially offset by the favorable impact from the refinement of a premium tax estimate.

The group life benefits ratio improved 0.2 percentage points from the first nine months of 2010 to the first nine months of 2011, primarily due to favorable claims experience on business in force, partially offset by an unfavorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011, as noted above. The group disability benefits ratio deteriorated 2.3 percentage points from the first nine months of 2010 to the first nine months of 2011 primarily due to unfavorable long-term disability claims experience, partially offset by a favorable variance from the impact of reserve refinements, including the impact of annual reviews, in the third quarter of 2011, as noted above. The group life administrative operating expense ratio improved 0.6 percentage points from the first nine months of 2010 to the first nine months of 2011 due to profitable business growth without a commensurate increase in expenses and the favorable impact from the refinement of a premium tax estimate. The group disability administrative operating expense ratio improved 0.4 percentage points due to the favorable impact from the refinement of a premium tax estimate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Annualized new business premiums(1):
Group life	$23	$84	$437	$364
Group disability(2)	29	26	167	134

Total	$52	$110	$604	$498

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2011 to 2010 Three Month Comparison. Total annualized new business premiums decreased $58 million, from $110 million in the third quarter of 2010 to $52 million in the third quarter of 2011 primarily resulting from large case sales to new clients in the group life business in the third quarter of 2010.

2011 to 2010 Nine Month Comparison. Total annualized new business premiums increased $106 million, from $498 million in the first nine months of 2010 to $604 million in the first nine months of 2011. Group life sales increased $73 million driven by higher large case sales to new customers. Group disability sales, which include long-term care and dental products, increased $33 million primarily due to higher sales across all products.

International Insurance Division

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent earnings or equity in foreign subsidiaries. We seek to mitigate this impact through various hedging strategies, including the use of derivative contracts and through holding U.S. dollar denominated assets in certain of our foreign subsidiaries.

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect their U.S. dollar-equivalent earnings from period to period even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts, and hold “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan including Star and Edison, net of expected integration-related costs, as well as Korea and Taiwan. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the various hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings, see “—Impact of foreign currency exchange rate movements on earnings.”

We also seek to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries through various hedging strategies. In our Japanese insurance subsidiaries, we hedge a portion of the estimated available economic capital of the business using a variety of instruments, including U.S. dollar denominated assets financed by the combination of U.S. GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar denominated debt that has been swapped to yen. We continue to refine our capital management framework, and as we further develop this framework, or as other events occur, we may alter this strategy. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar denominated investments. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies. For further information on the various instruments used to mitigate the risks of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries, see “—Impact of foreign currency exchange rate movement on equity.”

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent earnings and U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	September 30, 2011	December 31, 2010
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.7	$2.5
Dual currency and synthetic dual currency investments(2)	1.0	0.9

	3.7	3.4

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar denominated assets held in yen-based entities(3)	6.7	6.2
Yen denominated liabilities held in U.S.-based entities(4)	0.8	0.8

	7.5	7.0

Total hedges	$11.2	$10.4

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$10.0	$5.7

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar denominated basis.

(3)	Excludes $24.2 billion and $10.2 billion as of September 30, 2011 and December 31, 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese insurance operations, of which $12.0 billion as of September 30, 2011 supports U.S. dollar denominated products issued by Star and Edison.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

The U.S. dollar denominated investments that hedge the U.S. GAAP equity exposure in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is approximately 200 to 300 basis points greater than what a similar yen-based investment would pay. The incremental impact of this higher yield of our U.S. dollar denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investments, as well as interest rate environments in the U.S. and Japan at the time of the investments. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar denominated earnings in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. In establishing the level of yen and Taiwan dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar denominated earnings that will be generated by U.S. dollar denominated products and investments, both of which are discussed in greater detail below.

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segment at the fixed rate and the gains or losses recorded from the forward currency contracts that settled during the period, which includes the impact of any over or under hedging of actual earnings that differ from projected earnings. The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance segment and for Corporate and Other operations, reflecting the impact of this intercompany arrangement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in millions)
International Insurance Segment	$(70)	$(29)	$(156)	$(52)
Corporate and Other operations	16	2	23	(6)

Net impact on revenues and adjusted operating income	$(54)	$(27)	$(133)	$(58)

The notional amounts of these forward currency contracts were $3.3 billion and $3.0 billion as of September 30, 2011 and December 31, 2010, respectively, of which $2.7 billion and $2.5 billion as of September 30, 2011 and December 31, 2010, respectively, related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar denominated interest income. Our Japanese insurance operations, excluding Star and Edison, also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of September 30, 2011 and December 31, 2010, the notional amount of these investments was ¥353 billion, or $2.6 billion, and ¥357 billion, or $3.2 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 3.1% and 3.0% for the three and nine months ended September 30, 2011, respectively, and 2.8% and 2.6% for the three and nine months ended September 30, 2010, respectively.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	September 30, 2011	December 31, 2010
	(in millions)
Cross-currency coupon swap agreements	$(86)	$(132)
Foreign exchange component of interest on dual currency investments	(73)	(114)

Total	$(159)	$(246)

The table below presents as of September 30, 2011, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates applicable at the time these investments were acquired.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Total Yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
Remainder of 2011	¥0.4	¥1.0	¥1.4	81.8
2012	3.7	2.9	6.6	83.4
2013	3.3	2.5	5.8	81.0
2014	3.2	2.5	5.7	81.1
2015-2034	28.4	48.6	77.0	79.2

Total	¥39.0	¥57.5	¥96.5	79.7

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar denominated basis, is $1.0 billion as of September 30, 2011.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments in corresponding currencies, including a significant portion designated as available-for-sale, and other related non-yen denominated net assets, including accrued investment income, to support these products. These assets and liabilities are impacted by foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, available-for-sale investments under U.S. GAAP are carried at fair value with changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Investments designated as held to maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of these non-yen denominated assets and related liabilities associated with these products is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three and nine months ended September 30, 2011, “Realized investment gains (losses), net, and related adjustments” includes net gains of $1,128 million and $889 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain non-yen denominated related assets. The net gains for the three months ended September 30, 2011 were primarily driven by the strengthening of the yen against the U.S. and Australian dollar and, for the nine months ended September 30, 2011, were primarily driven by the strengthening of the yen against the U.S. dollar, partially offset by the weakening of the yen against the Australian dollar.

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	September 30, 2011	December 31, 2010
	(in billions)
U.S. dollar denominated products(1)	$22.8	$9.7
Australian dollar denominated products(2)	5.7	2.0
Euro denominated products	0.2	0.1

Total	$28.7	$11.8

(1)	As of September 30, 2011, includes $11.3 billion of insurance liabilities for U.S. denominated products issued by Star and Edison, all of which are supported by U.S. dollar denominated assets.
(2)	As of September 30, 2011, includes $2.5 billion of insurance liabilities for Australian dollar denominated products issued by Star and Edison, all of which are supported by Australian dollar denominated assets.

As of September 30, 2011 and December 31, 2010, $4.2 billion and $3.5 billion, respectively, of insurance liabilities for U.S. dollar denominated products presented in the table above are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar denominated assets. For the U.S. dollar denominated liabilities retained in Japan, our Japanese operations hold U.S. dollar denominated investments, including a significant portion designated as available for sale, and other related U.S. dollar denominated net assets, including accrued investment income, to support these products.

Impact of foreign currency exchange rate movements on equity

The table below presents the composition of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	September 30, 2011	December 31, 2010
	(in billions)
Available-for-sale U.S. dollar denominated investments, at amortized cost	$6.2	$5.6
Held-to-maturity U.S. dollar denominated investments, at amortized cost	0.4	0.5
Other(1)	0.1	0.1

U.S. dollar denominated assets held in yen-based entities(2)	6.7	6.2
Yen denominated liabilities held in U.S.-based entities(3)	0.8	0.8

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	$7.5	$7.0

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(4)	$10.0	$5.7

(1)	Primarily reflects accrued investment income on U.S. dollar denominated investments.
(2)	Excludes $24.2 billion and $10.2 billion as of September 30, 2011 and December 31, 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,076	$1,829	$6,125	$5,358
Gibraltar Life and Other operations	3,050	1,213	8,378	3,589

	5,126	3,042	14,503	8,947

Benefits and expenses:
Life Planner operations	1,719	1,506	5,092	4,417
Gibraltar Life and Other operations	2,656	996	7,398	3,033

	4,375	2,502	12,490	7,450

Adjusted operating income:
Life Planner operations	357	323	1,033	941
Gibraltar Life and Other operations	394	217	980	556

	751	540	2,013	1,497

Realized investment gains (losses), net, and related adjustments(1)	1,344	254	856	10
Related charges(2)	(12)	(22)	(11)	(15)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(109)	17	(136)	(34)
Change in experience-rated contractholder liabilities due to asset value changes(4)	109	(17)	136	34
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(101)	(15)	(269)	(34)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,982	$757	$2,589	$1,458

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to the market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

On October 20, 2011, the Company announced it had entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. The book value of the Company’s stake in Afore XXI was $69 million, as of September 30, 2011. The transaction is expected to close by the end of the year, following regulatory approval. At closing, the results of this sale, inclusive of the impact of foreign currency translation adjustments, will be reflected in adjusted operating income of the International Insurance segment.

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

The addition of these operations increases our scale in the Japanese insurance market and provides complementary distribution opportunities. We also expect these businesses to provide attractive returns primarily driven from in force business and cost synergies. Star and Edison’s bank channel distribution will be transferred and integrated with the bank channel operations of Gibraltar Life. In addition, we expect to integrate the core operations of Star and Edison, excluding their bank channel distribution, with our Gibraltar Life operations by early 2012, subject to local regulatory approvals. We expect pre-tax integration costs of approximately $500 million to be incurred over a five-year period, including approximately $400 million during 2011 and 2012. After the integration is completed, we expect annual cost savings of approximately $250 million. Actual integration costs may exceed, and actual costs savings may fall short of, such expectations.

The Gibraltar Life operations, including the Star and Edison Businesses, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, operating results presented in the table above includes results for Gibraltar Life for the three and nine months ended August 31, 2011 and 2010, and include earnings for the Star and Edison Businesses from the February 1, 2011 acquisition date through August 31, 2011.

Adjusted Operating Income

2011 to 2010 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $34 million, from $323 million in the third quarter of 2010 to $357 million in the third quarter of 2011, including a net favorable impact of $2 million from currency fluctuations. The increase in adjusted operating income reflects the continued growth of business in force driven by sales and continued strong persistency, and more favorable mortality experience in our Japanese Life Planner operations. Adjusted operating income for the third quarter of 2011 also includes $6 million of additional charges compared to the prior year period related to adjustments to the reserves for the guaranteed minimum death benefit features of our variable life products and to amortization of deferred policy acquisition costs primarily reflecting updates to the estimated profitability of the business resulting from unfavorable market performance. This unfavorable variance was offset by the absence of net charges of $6 million from reserve refinements recognized in the third quarter of 2010 due to the migration to a new policy valuation system.

Adjusted operating income from our Gibraltar Life and Other operations increased $177 million, from $217 million in the third quarter of 2010 to $394 million in the third quarter of 2011, including a favorable impact of $7 million from currency fluctuations. In the third quarter of 2011, a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd, sold approximately 20% of its original holdings, which contributed a pre-tax benefit of $84 million to our results. In addition, adjusted operating income for the third quarter of 2011 benefited from $79 million of earnings from the Star and Edison Businesses, which includes $16 million of charges representing refinements to items that benefited results earlier in the year. Results for the third quarter of 2011 also includes a benefit of $5 million primarily resulting from a decrease in estimated claims associated with the March 2011 earthquake and tsunami in Japan. Partially offsetting these favorable items was $43 million of integration costs relating to the acquisition. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $45 million primarily reflecting business growth, including expanding bank channel sales of protection products, partially offset by higher development costs supporting bank and agency distribution channel growth and unfavorable results from our joint venture in India.

2011 to 2010 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $92 million, from $941 million in the first nine months of 2010 to $1,033 million in the first nine months of 2011, including a net favorable impact of $4 million from currency fluctuations. The first nine months of 2011 includes a charge of $12 million associated with estimated claims and expenses arising from the earthquake and tsunami in Japan. Excluding the impact of this charge and currency fluctuations, adjusted operating income increased $100 million, primarily reflecting the growth of business in force driven by sales and continued strong persistency in our Japanese Life Planner operations. Adjusted operating income for the first nine months of 2011 also benefited from more favorable mortality experience and, to a lesser extent, lower administrative expenses due in part to the absence of certain costs incurred in the prior year period.

Adjusted operating income from our Gibraltar Life and Other operations increased $424 million, from $556 million in the first nine months of 2010 to $980 million in the first nine months of 2011, including a favorable impact of $20 million from currency fluctuations. During the first nine months of 2011, a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd, sold approximately 50% of its original holdings, which contributed a pre-tax benefit of $237 million to our results. Results for the first nine months of 2011 also benefited from $226 million of earnings from the Star and Edison Businesses, excluding the impact of estimated claims associated with the earthquake and tsunami in Japan. These favorable items were partially offset by $119 million of transaction and integration costs relating to the acquisition and $51 million of charges associated with estimated claims and expenses arising from the earthquake and tsunami in Japan. Absent the effect of these items and the impact of currency fluctuations, adjusted operating income increased $111 million, reflecting business growth, including expanding bank channel sales of protection products, and improved investment results, including a greater contribution from our fixed annuity products reflecting growth of that business and lower amortization of deferred policy acquisition costs. The lower amortization of deferred policy acquisition costs associated with our fixed annuity products was primarily driven by lower amortization rates reflecting an increase in prior period investment results included in total gross profits used as a basis for determining amortization rates. Partially offsetting these favorable variances were higher development costs supporting bank and agency distribution channel growth, less favorable mortality experience and unfavorable results from our joint venture in India. Results from our international investment operations improved $3 million, from $24 million in the first nine months of 2010 to $27 million in the first nine months of 2011.

As discussed above, during the first nine months of 2011, a consortium of investors, including Prudential, which holds a minority interest in China Pacific Insurance (Group) Co., Ltd, sold approximately 50% of its original holdings. There are no restrictions on the consortium of investors from selling its remaining interest in China Pacific Group. As of September 30, 2011, our remaining indirect investment in China Pacific Group included an unrealized gain of approximately $103 million, representing changes in market value of China Pacific Group’s publicly traded shares, which is included in “Accumulated other comprehensive income (loss).”

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $2,084 million, from $3,042 million in the third quarter of 2010 to $5,126 million in the third quarter of 2011, including a net favorable impact of $398 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,686 million, from $2,991 million in the third quarter of 2010 to $4,677 million in the third quarter of 2011.

Revenues from our Life Planner operations increased $247 million, from $1,829 million in the third quarter of 2010 to $2,076 million in the third quarter of 2011, including a net favorable impact of $121 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $126 million, from $1,787 million in the third quarter of 2010 to $1,913 million in the third quarter of 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $91 million, from $1,435 million in the third quarter of 2010 to $1,526 million in the third quarter of 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $79 million, from $1,076 million in the third quarter of 2010 to $1,155 million in the third quarter of 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income increased $27 million, from $317 million in the third quarter of 2010 to $344 million in the third quarter of 2011, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $1,837 million, from $1,213 million in the third quarter of 2010 to $3,050 million in the third quarter of 2011, including a favorable impact of $277 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,560 million, from $1,204 million in the third quarter of 2010 to $2,764 million in the third quarter of 2011. This increase reflects a $1,176 million increase in premiums and policy charges and fee income, from $828 million in the third quarter of 2010 to $2,004 million in the third quarter of 2011, as premiums benefited from $792 million of premiums from the acquisition of the Star and Edison Businesses, $187 million in higher bank channel sales of single premium whole life, and from growth in other protection products within the bank distribution channel. Also contributing to the increase in revenues is favorable investment income primarily reflecting $227 million of income on the acquired assets from Star and Edison and continued growth of our fixed annuity products, as well as higher other income reflecting the pre-tax benefit of $84 million related to the partial sale of our indirect investment in China Pacific Group, discussed above.

2011 to 2010 Nine Month Comparison. Revenues increased $5,556 million, from $8,947 million in the first nine months of 2010 to $14,503 million in the first nine months of 2011, including a net favorable impact of $1,050 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $4,506 million, from $8,928 million in the first nine months of 2010 to $13,434 million in the first nine months of 2011.

Revenues from our Life Planner operations increased $767 million, from $5,358 million in the first nine months of 2010 to $6,125 million in the first nine months of 2011, including a net favorable impact of $359 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $408 million, from $5,313 million in the first nine months of 2010 to $5,721 million in the first nine months of 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $288 million, from $4,322 million in the first nine months of 2010 to $4,610 million in the first nine months of 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $254 million, from $3,274 million in the first nine months of 2010 to $3,528 million in the first nine months of 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income increased $92 million, from $900 million in the first nine months of 2010 to $992 million in the first nine months of 2011, primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $4,789 million, from $3,589 million in the first nine months of 2010 to $8,378 million in the first nine months of 2011, including a favorable impact of $691 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $4,098 million, from $3,615 million in the first nine months of 2010 to $7,713 million in the first nine months of 2011. This increase reflects a $3,144 million increase in premiums and policy charges and fee income, from $2,544 million in the first nine months of 2010 to $5,688 million in the first nine months of 2011, as premiums benefited from $1,929 million of premiums from the acquisition of the Star and Edison Businesses and $685 million in higher bank channel sales of single premium whole life due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011, and from growth in protection products within the bank distribution channel. Also contributing to the increase in revenues is favorable investment income primarily reflecting $534 million of income on the acquired assets from Star and Edison and continued growth of our fixed annuity products, as well as higher other income reflecting the pre-tax benefit of $237 million related to the partial sale of our indirect investment in China Pacific Insurance (Group) Co., Ltd., discussed above.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended September 30, 2011 and 2010, we recognized gains of $14 million and $10 million, respectively, and for the nine months ended September 30, 2011 and 2010, we recognized gains of $40 million and $27 million, respectively, in adjusted operating income related to these realized investment gains. As of September 30, 2011, $672 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 29 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and may implement hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the interest rate environment at that time.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,873 million, from $2,502 million in the third quarter of 2010 to $4,375 million in the third quarter of 2011, including a net unfavorable impact of $389 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,484 million, from $2,408 million in the third quarter of 2010 to $3,892 million in the third quarter of 2011.

Benefits and expenses of our Life Planner operations increased $213 million, from $1,506 million in the third quarter of 2010 to $1,719 million in the third quarter of 2011, including a net unfavorable impact of $119 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $94 million, from $1,448 million in the third quarter of 2010 to $1,542 million in the third quarter of 2011. Benefits and expenses of our Japanese Life Planner operations increased $85 million, from $1,043 million in the third quarter of 2010 to $1,128 million in the third quarter of 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force.

Benefits and expenses of our Gibraltar Life and Other operations increased $1,660 million, from $996 million in the third quarter of 2010 to $2,656 million in the third quarter of 2011, including an unfavorable impact of $270 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,390 million, from $960 million in the third quarter of 2010 to $2,350 million in the third quarter of 2011. This increase reflects an increase in policyholder benefits, including changes in reserves, of $895 million primarily reflecting the acquisition of the Star and Edison Businesses and higher single premium whole life sales in the third quarter of 2011. General and administrative expenses, net of capitalization, increased $310 million primarily driven by the impact of the Star and Edison acquisition including $43 million of integration costs related to the acquisition and higher development costs supporting bank and agency distribution channel growth. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs primarily reflecting the impact of the Star and Edison acquisition.

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $5,040 million, from $7,450 million in the first nine months of 2010 to $12,490 million in the first nine months of 2011, including a net unfavorable impact of $1,026 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $4,014 million, from $7,317 million in the first nine months of 2010 to $11,331 million in the first nine months of 2011.

Benefits and expenses of our Life Planner operations increased $675 million, from $4,417 million in the first nine months of 2010 to $5,092 million in the first nine months of 2011, including a net unfavorable impact of $355 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $320 million, from $4,334 million in the first nine months of 2010 to $4,654 million in the first nine months of 2011. Benefits and expenses of our Japanese Life Planner operations increased $276 million, from $3,142 million in the first nine months of 2010 to $3,418 million in the first nine months of 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force and charges of $11 million associated with estimated claims resulting from the March 2011 earthquake and tsunami in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $4,365 million, from $3,033 million in the first nine months of 2010 to $7,398 million in the first nine months of 2011, including an unfavorable impact of $671 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $3,694 million, from $2,983 million in the first nine months of 2010 to $6,677 million in the first nine months of 2011. This increase reflects an increase in policyholder benefits, including changes in reserves, of $2,522 million reflecting the acquisition of the Star and Edison Businesses, higher single premium whole life sales in the first nine months of 2011, and less favorable mortality experience including $39 million of charges associated with estimated claims resulting from the March 2011 earthquake and tsunami in Japan. General and administrative expenses, net of capitalization, increased $794 million primarily driven by the impact of the Star and Edison acquisition including $119 million of transaction and integration costs related to the acquisition, higher development costs supporting bank and agency distribution channel growth and $12 million of expenses resulting from the earthquake and tsunami discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs primarily reflecting the impact of the Star and Edison acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$291	$242	$856	$688
Gibraltar Life(1)	570	234	1,487	618

Total	$861	$476	$2,343	$1,306

On a constant exchange rate basis:
Life Planner operations	$263	$233	$787	$674
Gibraltar Life(1)	517	228	1,363	612

Total	$780	$461	$2,150	$1,286

(1)	The nine months ended September 30, 2011 includes seven months of annualized new business premiums for the Star and Edison Businesses, acquired February 1, 2011.

With a diversified product mix supporting the growing demand for retirement and savings products, our international insurance operations offer various traditional whole life, term, endowment policies (which provide for payment on the earlier of death or maturity) and retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature. In most of our operations, we also offer certain health products with fixed benefits, some of which include a high savings element, as well as annuity products, which are primarily represented by U.S. and Australian dollar-denominated fixed annuities in our Gibraltar Life operations.

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

Historically, growth in annualized new business premiums was closely correlated to growth of our Life Planner and Life Advisor distribution force. Recently, growth in annualized new business premiums is being driven by increased average premium per new policy resulting in part from the growing demand for retirement-oriented products, as well as expanded distribution through third party channels, especially banks. (As noted in the table below, bank channel sales contain a disproportionate number of single pay or limited pay contracts which tend to be larger policies and therefore have higher average premiums per policy.) Our expectation is that this trend will continue.

The tables below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$100	$44	$105	$14	$263	$100	$38	$88	$7	$233
Gibraltar Life:
Life Advisors	104	48	39	52	243	63	16	16	24	119
Banks(3)	101	8	7	46	162	47	15	8	20	90
Independent Agency	54	32	4	22	112	1	18	0	0	19

Subtotal	259	88	50	120	517	111	49	24	44	228

Total	$359	$132	$155	$134	$780	$211	$87	$112	$51	$461

(1)	Includes medical insurance, cancer insurance and Accident & Sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 23% and 59%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2011, and 1% and 63%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2010.

2011 to 2010 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $319 million, from $461 million in the third quarter of 2010 to $780 million in the third quarter of 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $30 million, from $233 million in the third quarter of 2010 to $263 million in the third quarter of 2011, including $18 million of higher sales in Japan driven by growth in average premium per policy reflecting the increasing demand for both Yen and U.S. dollar-denominated retirement income products. Also, sales in Korea increased $8 million driven by growth in average premium per policy resulting from increased sales of variable annuity products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $289 million, from $228 million in the third quarter of 2010 to $517 million in the third quarter of 2011, with Star and Edison contributing $204 million to this increase. Annualized new business premiums for Star and Edison include sales of $35 million from an increasing term product for which we have recently implemented pricing changes in connection with our integration of the Star and Edison product portfolios with Gibraltar. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $63 million, primarily due to increased sales of protection products, including $26 million from single premium whole life sales and $27 million in whole life products. Historically, a significant amount of sales through our bank channel distribution was derived though a single Japanese mega-bank; however, certain of our other bank channel relationships are also contributing to the more recent sales growth. Excluding Star and Edison, sales in the Life Advisor and independent agency distribution channels each increased $11 million, primarily reflecting higher Life Advisor sales of retirement income and annuity products, and higher independent agency distribution channel sales of protection products, cancer insurance and retirement income products.

	Nine Months Ended September 30, 2011					Nine Months Ended September 30, 2010
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$302	$122	$330	$33	$787	$292	$111	$248	$23	$674
Gibraltar Life:
Life Advisors	286	126	78	148	638	185	48	47	81	361
Banks(3)	267	31	18	108	424	115	28	29	52	224
Independent Agency	122	127	11	41	301	4	23	0	0	27

Subtotal	675	284	107	297	1,363	304	99	76	133	612

Total	$977	$406	$437	$330	$2,150	$596	$210	$324	$156	$1,286

(1)	Includes medical insurance, cancer insurance and Accident & Sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 27% and 52%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2011, and 1% and 61%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2010.

2011 to 2010 Nine Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $864 million, from $1,286 million in the first nine months of 2010 to $2,150 million in the first nine months of 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $113 million, from $674 million in the first nine months of 2010 to $787 million in the first nine months of 2011, including $70 million of higher sales in Japan driven by growth in average premium per policy reflecting the increasing demand for both Yen and U.S. dollar-denominated retirement income products. Also, sales in Korea increased $24 million driven by growth in average premium per policy resulting from increased sales of retirement income products and variable annuity products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $751 million, from $612 million in the first nine months of 2010 to $1,363 million in the first nine months of 2011, with Star and Edison contributing $482 million to this increase. Annualized new business premiums for Star and Edison include independent agency sales of $17 million related to the renewal of a large 10-year medical contract, and approximately $70 million of sales from an increasing term product for which we have recently implemented pricing changes in connection with our integration of the Star and Edison product portfolios with Gibraltar. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $180 million, primarily due to increased sales of protection products including $85 million from single premium whole life sales due in part to increased sales in advance of a premium increase on our yen denominated product effective early February, 2011, and $65 million in whole life products. As discussed above, in addition to a single Japanese mega-bank, a growing number of our other bank channel relationships are also contributing to the more recent sales growth. Independent agency distribution sales increased $65 million with the vast majority from sales of cancer insurance products. Life Advisor sales increased $24 million, primarily reflecting higher sales of retirement income and annuity products.

The number of Life Planners increased by 91 from 6,608 as of September 30, 2010 to 6,699 as of September 30, 2011, driven by an increase of 79 in Brazil due to stronger recruitment, as well as increases of 29 in Italy, 22 in Korea and 18 in Japan. These increases were partially offset by decreases of 28 in Taiwan, 22 in Poland and 13 in Argentina. Over the past twelve months, there were 48 Japanese Life Planners transferred to Gibraltar Life, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Prior to September 30, 2010, an additional 382 Japanese Life Planners were transferred to Gibraltar Life.

The number of Life Advisors increased by 7,023 from 5,913 as of September 30, 2010 to 12,936 as of September 30, 2011. This increase is primarily attributable to the addition of 6,907 Life Advisors from Star and Edison.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Authorities in some jurisdictions regulate interest rates guaranteed in our insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business which enhances our ability to set rates commensurate with available investment returns. However, the major sources of profitability for many of our products, particularly those sold by Prudential of Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2011 and 2010 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, certain strategic joint venture investments, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and reserves for certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) businesses that we have placed in wind-down status but have not divested; (8) results related to our Capital Protection Framework; and (9) the impact of transactions with other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in millions)
Operating results:
Corporate Operations:
Net investment income, net of interest expense, excluding capital debt interest expense	$(19)	$(19)	$(15)	$(49)
Capital debt interest expense	(155)	(142)	(458)	(414)
Pension income and employee benefits	57	61	139	159
Other corporate activities	(224)	(184)	(500)	(373)

Total Corporate Operations(1)	(341)	(284)	(834)	(677)
Real Estate and Relocation Services	14	19	4	22

Adjusted operating income	(327)	(265)	(830)	(655)

Realized investment gains (losses), net, and related adjustments(2)	(1,343)	(111)	(1,325)	(108)
Related charges(3)	21	(3)	27	5
Divested businesses(4)	2	(32)	(1)	(46)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	3	(7)	2	(16)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,644)	$(418)	$(2,127)	$(820)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2011 to 2010 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $62 million, from $265 million in the third quarter of 2010 to $327 million in the third quarter of 2011. The loss from corporate operations increased $57 million, from $284 million in the third quarter of 2010 to $341 million in the third quarter of 2011. Corporate operations recorded a $99 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 15 to the Notes to Financial Statements for further details. Corporate operations also recorded a $20 million expense related to a voluntary contribution to be made to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York. Capital debt interest expense increased $13 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Higher levels of short-term liquidity have been maintained throughout 2010 and into 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. On February 1, 2011, we used a portion of cash and short-term investments in corporate operations to partially fund the purchase price related to our recent acquisition of the Star and Edison Businesses. Also, in June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock through June 2012, which may impact the amount of cash and short term investments in corporate operations. During the third quarter of 2011, the Company completed $750 million of share repurchases. See “—Liquidity and Capital Resources” for additional details. These items were partially offset by lower expenses in corporate operations and more favorable results from Corporate hedging activities.

Results from corporate operations pension income and employee benefits decreased $4 million primarily due to a decrease in income from our qualified pension plan. Income from our qualified pension plan decreased $7 million, from $80 million in the third quarter of 2010 to $73 million in the third quarter of 2011 due to a decrease in the expected rate of return on plan assets from 7.50% in 2010 to 7.00% in 2011 partially offset by the effect on expected return due to the growth in plan assets.

Adjusted operating income of our real estate and relocation services business decreased $5 million, from $19 million in the third quarter of 2010 to $14 million in the third quarter of 2011. The decrease in adjusted operating income is primarily due to lower relocation services revenue as the result of a decline in volume for home-sale and referral fee transactions reflecting current real estate market conditions.

2011 to 2010 Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $175 million, from $655 million in the first nine months of 2010 to $830 million in the first nine months of 2011. The loss from corporate operations increased $157 million, from $677 million in the first nine months of 2010 to $834 million in the first nine months of 2011. Corporate Operations recorded a $99 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 15 to the Notes to Financial Statements for further details regarding this audit. Corporate operations also recorded a $20 million charge related to a voluntary contribution to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses, including corporate advertising, contributed to the increased loss. The increase in net charges from other corporate activities was partially offset by more favorable results from Corporate hedging activities and reduced charges compared to the prior period for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. Capital debt interest expense increased $44 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Investment income, net of interest expense, excluding capital debt interest expense, increased $34 million due to higher income in our corporate investment portfolio including higher income on equity method investments. Higher levels of short-term liquidity have been maintained throughout 2010 and into 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. On February 1, 2011, we used a portion of cash and short-term investments in corporate operations to partially fund the purchase price related to our recent acquisition of the Star and Edison Businesses. Also, in June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock through June 2012, which may impact the amount of cash and short term investments in corporate operations. During the third quarter of 2011, the Company completed $750 million of share repurchases. See “—Liquidity and Capital Resources” for additional details.

Results from corporate operations pension income and employee benefits decreased $20 million primarily due to a decrease in income from our qualified pension plan. Income from our qualified pension plan decreased $22 million, from $240 million in the first nine months of 2010 to $218 million in the first nine months of 2011 due to a decrease in the expected rate of return on plan assets from 7.50% in 2010 to 7.00% in 2011 partially offset by the effect on expected return due to the growth in plan assets.

Adjusted operating income of our real estate and relocation services business decreased $18 million, from income of $22 million in the first nine months of 2010 to $4 million in the first nine months of 2011. The decrease in adjusted operating income is due to a decrease in real estate franchise revenue reflecting lower transaction volume and average home sale prices, driven primarily by the unusual market activity in 2010 from the first time home-buyers tax credit as well as lower relocation services revenue as the result of a decline in volume for home-sale and referral fee transactions.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes, among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $6 million and $14 million for the three months and nine months ended September 30, 2011, respectively. The market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” was a gain of $18 million for the three and nine months ended September 30, 2011.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing capital market conditions. The GAAP/capital markets valuation framework underlying our hedge target assumes that current interest rate levels remain for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because this decision was based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. For the three months and nine months ended September 30, 2011, “Realized investment gains (losses), net, and related adjustments” includes losses of $1,428 million and $1,459 million, respectively, resulting from our decision to temporarily hedge to a different target and the decline in interest rates during the quarter. Through our Capital Protection Framework, we have access to contingent capital in order to meet any capital needs arising from this strategy. For more information on the Company’s Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of September 30, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $522 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,662 million at September 30, 2011, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S. GAAP results:
Revenues	$1,695	$1,592	$5,046	$5,402
Benefits and expenses	1,653	1,478	4,968	4,625

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$42	$114	$78	$777

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2011 to 2010 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $72 million, from $114 million in the third quarter of 2010 to $42 million in the third quarter of 2011. Results for the third quarter of 2011 include an increase of $175 million in net realized investment gains, from $65 million in the third quarter of 2010 to $240 million in the third quarter of 2011, primarily due to gains from the change in value of derivatives, including currency derivatives and interest rate swaps, partially offset by losses on futures and lower trading gains. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” This increase in income was partially offset by a $40 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 15 of the Notes to Financial Statements for further details. In addition, net investment income, net of interest expense, decreased $23 million primarily due to lower portfolio yields. The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $160 million, from the third quarter of 2010 to the third quarter of 2011. In the third quarter of 2010, there was no policyholder dividend obligation expense as actual cumulative earnings were below expected cumulative earnings. As noted above, as of September 30, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $522 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

2011 to 2010 Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $699 million, from $777 million in the first nine months of 2010 to $78 million in the first nine months of 2011. Results for the first nine months of 2011 include a decrease of $275 million in net realized investment gains, from $760 million in the third quarter of 2010 to $485 million in the first nine months of 2011, primarily due to lower gains from the change in value of derivatives, including currency derivatives, interest rate swaps and futures, partially offset by higher trading gains. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Results also include a $40 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 15 of the Notes to Financial Statements for further details. Net investment income, net of interest expense, decreased $17 million primarily due to lower portfolio yields. The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in an increase in the cumulative earnings policyholder dividend obligation expense of $396 million, from the first nine months of 2010 to the first nine months of 2011. In the first nine months of 2010, there was no policyholder dividend obligation expense as actual cumulative earnings were below expected cumulative earnings.

Revenues

2011 to 2010 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $103 million, from $1,592 million in the third quarter of 2010 to $1,695 million in the third quarter of 2011, principally driven by the $175 million increase in net realized investment gains, partially offset by a decrease in net investment income of $23 million, as discussed above. In addition, premiums declined with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate.

2011 to 2010 Nine Month Comparison. Revenues decreased $356 million, from $5,402 million in the first nine months of 2010 to $5,046 million in the first nine months of 2011, principally driven by the $275 million decrease in net realized investment gains and the $17 million decrease in net investment income, as discussed above. Premiums also declined with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $175 million, from $1,478 million in the third quarter of 2010 to $1,653 million in the third quarter of 2011. This increase included a $159 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $160 million, partially offset by a decrease in dividends paid and accrued to policyholders of $1 million, primarily due to a decline in policies in force. In the third quarter of 2010, there was no change in benefits and expenses resulting from changes in the policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. Policyholders’ benefits, including changes in reserves, increased $17 million primarily due to an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, partially offset by the impact of the decline in premiums, as discussed above.

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $343 million, from $4,625 million in the first nine months of 2010 to $4,968 million in the first nine months of 2011. This increase included a $386 million increase in dividends to policyholders reflecting an increase in the cumulative earnings policyholder dividend obligation expense of $396 million, partially offset by a decrease in dividends paid and accrued to policyholders of $10 million, primarily due to a decline in policies in force. In the first nine months of 2010, there was no change in benefits and expenses resulting from changes in the policyholder dividend obligation since actual cumulative earnings were below expected cumulative earnings. Partially offsetting these items was a decrease in amortization of deferred policy acquisition costs of $17 million, reflecting the impact of lower investment gains in the calculation of actual gross profits for the period compared to the prior period. Also, policyholders’ benefits, including changes in reserves, decreased $15 million primarily due to the impact of the decline in premiums, partially offset by an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $848 million in the third quarter of 2011 compared to an expense of $524 million in the third quarter of 2010. The increase in income tax expense primarily reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures in the third quarter of 2011 compared to the third quarter of 2010. In addition, income tax expense for the third quarter of 2011 includes $211 million of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption of the applicable earnings of our Japanese entities, creates the effect of a “double tax” for U.S. GAAP purposes. The impact of additional tax expense related to the “double tax” was partially offset by a $42 million tax benefit from the release of a valuation allowance related to a foreign subsidiary.

Our income tax provision amounted to an income tax expense of $1,370 million in the first nine months of 2011 compared to an expense of $1,301 million in the first nine months of 2010. The increase in income tax expense primarily reflects $240 million of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities, creates the effect of a “double tax” for U.S. GAAP purposes. The impact of additional tax expense related to “double tax” was partially offset by $42 million of tax benefit from the release of valuation allowance related to a foreign subsidiary and the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first nine months of 2010 to the first nine months of 2011. In addition, income tax expense for the first nine months of 2010 includes a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $(9) million and $2 million for the three months ended September 30, 2011 and 2010, respectively, and $21 million and $20 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in millions)
Property and Casualty insurance	$1	$(27)	$2	$(30)
Financial Advisory	(2)	(7)	(6)	(15)
Other(1)	3	2	3	(1)

Total divested businesses excluded from adjusted operating income	$2	$(32)	$(1)	$(46)

(1)	Primarily includes Assumed Life and Prudential Securities Capital Markets.

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

Results for the three months ended September 30, 2011 and 2010 include the recognition of net investment gains of $10 million and $388 million, respectively, and for the nine months ended September 30, 2011 and 2010 include the recognition of net investment gains of $170 million and $719 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These net investment gains primarily represent interest-rate related mark-to-market adjustments, which include the impact of changes in credit spreads on fixed maturity securities. In addition, results for the three months ended September 30, 2011 and 2010 include net investment losses of $102 million and $50 million, respectively, and for the nine months ended September 30, 2011 and 2010 include net investment losses of $135 million and gains of $36 million, respectively, primarily related to changes in the fair value of derivatives that support these experience-rated products. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which are expected to ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2011 and 2010 include decreases of $68 million and increases of $367 million, respectively, and for the nine months ended September 30, 2011 and 2010 include increases of $76 million and $831 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. Net investment gains net of the increase in contractholder liabilities due to these asset valuation changes resulted in net losses of $24 million and $29 million for the three months ended September 30, 2011 and 2010, respectively, and net losses of $41 million and $76 million for the nine months ended September 30, 2011 and 2010, respectively. This primarily reflects timing differences between the recognition of the interest-rate related mark-to-market adjustments and the recognition of the recovery of these mark-to-market adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities. Decreases to these contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $8 million and $9 million as of September 30, 2011 and 2010, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

In addition, as prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in value are reflected as a change in the liability to fully participating contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $17 million and $37 million, for the three months ended September 30, 2011 and 2010, respectively, and increases of $31 million and $115 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of September 30, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,618	$43	$		$8,661
Obligations of U.S. states and their political subdivisions	0	2,244	0			2,244
Foreign government bonds	0	74,178	13			74,191
Corporate securities	12	95,424	758			96,194
Asset-backed securities	0	4,797	2,023			6,820
Commercial mortgage-backed securities	0	8,590	93			8,683
Residential mortgage-backed securities	0	8,291	18			8,309

Subtotal	12	202,142	2,948			205,102
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	278	9			287
Obligations of U.S. states and their political subdivisions	0	285	0			285
Foreign government bonds	0	648	0			648
Corporate securities	0	10,678	92			10,770
Asset-backed securities	0	968	350			1,318
Commercial mortgage-backed securities	0	2,316	4			2,320
Residential mortgage-backed securities	0	1,867	2			1,869
Equity securities	772	119	51			942
Short-term investments and cash equivalents	687	409	0			1,096

Subtotal	1,459	17,568	508			19,535

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	72	0			72
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	46	0			48
Corporate securities	9	115	39			163
Asset-backed securities	0	532	67			599
Commercial mortgage-backed securities	0	91	29			120
Residential mortgage-backed securities	0	114	2			116
Equity securities	267	37	1,242			1,546
All other	14	14,234	161		(10,836)	3,573

Subtotal	292	15,241	1,540		(10,836)	6,237

Equity securities, available for sale	2,094	2,087	380			4,561
Commercial mortgage and other loans	0	120	96			216
Other long-term investments	60	(279)	1,318			1,099
Short-term investments	3,423	2,975	0			6,398
Cash equivalents	1,940	8,264	0			10,204
Other assets(4)	3	(39)	9		0	(27)

Subtotal excluding separate account assets	9,283	248,079	6,799		(10,836)	253,325
Separate account assets(3)	34,505	155,011	17,850			207,366

Total assets	$43,788	$403,090	$24,649		$(10,836)	$460,691

Future policy benefits	$0	$0	$3,018	$		$3,018
Long-term debt	0	0	0			0
Other liabilities	0	7,999	3		(8,001)	1

Total liabilities	$0	$7,999	$3,021		$(8,001)	$3,019

	Closed Block Business as of September 30, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,248	$23	$		$6,271
Obligations of U.S. states and their political subdivisions	0	737	0			737
Foreign government bonds	0	612	14			626
Corporate securities	0	29,107	450			29,557
Asset-backed securities	0	3,401	708			4,109
Commercial mortgage-backed securities	0	3,782	0			3,782
Residential mortgage-backed securities	0	1,926	2			1,928

Subtotal	0	45,813	1,197			47,010
Trading account assets supporting insurance liabilities	0	0	0			0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0			0
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	0	0	0			0
Corporate securities	0	121	0			121
Asset-backed securities	0	74	0			74
Commercial mortgage-backed securities	0	0	0			0
Residential mortgage-backed securities	0	0	0			0
Equity securities	0	0	130			130
All other	0	0	0			0

Subtotal	0	195	130			325
Equity securities, available for sale	2,869	0	32			2,901
Commercial mortgage and other loans	0	0	0			0
Other long-term investments	(14)	264	0			250
Short-term investments	1,067	76	0			1,143
Cash equivalents	125	639	0			764
Other assets	0	120	0			120

Subtotal excluding separate account assets	4,047	47,107	1,359			52,513
Separate account assets(3)	0	0	0			0

Total assets	$4,047	$47,107	$1,359	$		$52,513

Future policy benefits	$0	$0	$0		$0	$0
Long-term debt	0	0	0		0	0
Other liabilities	0	0	0		0	0

Total liabilities	$0	$0	$0		$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 3% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	The negative Other Assets amounts for Financial Services Businesses reflect the impact of inter-company eliminations.

	Financial Services Businesses as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,264	$0	$		$5,264
Obligations of U.S. states and their political subdivisions	0	1,574	0			1,574
Foreign government bonds	0	49,549	13			49,562
Corporate securities	5	69,843	694			70,542
Asset-backed securities	0	5,713	1,348			7,061
Commercial mortgage-backed securities	0	8,128	130			8,258
Residential mortgage-backed securities	0	7,525	20			7,545

Subtotal	5	147,596	2,205			149,806
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	151	35			200
Asset-backed securities	0	574	50			624
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	392	142	26			560
All other	33	7,899	134		(5,904)	2,162

Subtotal	558	9,133	282		(5,904)	4,069
Equity securities, available for sale	1,038	2,788	322			4,148
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	169	768			974
Short-term investments	2,171	1,641	0			3,812
Cash equivalents	2,332	6,359	0			8,691
Other assets	2,785	(107)	(2)			2,676

Subtotal excluding separate account assets	10,467	183,610	4,122		(5,904)	192,295
Separate account assets(3)	43,273	148,711	15,792			207,776

Total assets	$53,740	$332,321	$19,914		$(5,904)	$400,071

Future policy benefits	$0	$0	$(204)	$		$(204)
Long-term debt	0	0	0			0
Other liabilities	1	6,736	2		(5,712)	1,027

Total liabilities	$1	$6,736	$(202)		$(5,712)	$823

	Closed Block Business as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,034	$0	$	$6,034
Obligations of U.S. states and their political subdivisions	0	657	0		657
Foreign government bonds	0	663	14		677
Corporate securities	0	27,182	493		27,675
Asset-backed securities	0	3,525	405		3,930
Commercial mortgage-backed securities	0	3,779	0		3,779
Residential mortgage-backed securities	0	2,422	3		2,425

Subtotal	0	44,262	915		45,177
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	118	0		118
Asset-backed securities	0	33	4		37
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	1	0	0		1
All other	0	0	0		0

Subtotal	1	151	4		156
Equity securities, available for sale	3,420	140	33		3,593
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	(40)	0		(40)
Short-term investments	1,136	28	0		1,164
Cash equivalents	143	302	0		445
Other assets	0	107	11		118

Subtotal excluding separate account assets	4,700	44,950	963		50,613
Separate account assets(3)	0	0	0		0

Total assets	$4,700	$44,950	$963	$	$50,613

Future policy benefits	$0	$0	$0	$	$0
Long-term debt	0	0	0		0
Other liabilities	0	0	1		1

Total liabilities	$0	$0	$1	$	$1

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

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

Level 3 fixed maturity securities included approximately $3.2 billion as of September 30, 2011 and $2.1 billion as of December 31, 2010 of public fixed maturities, with values primarily based on non-binding broker quotes, and approximately $1.6 billion as of September 30, 2011 and $1.4 billion as of December 31, 2010 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of September 30, 2011 and December 31, 2010, respectively. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.3 billion as of both September 30, 2011 and December 31, 2010.

Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models, and are affected by changes in market factors including non-performance risk. The majority of our derivative positions are traded in the over the counter, or OTC, derivative market and are classified within Level 2 in our fair value hierarchy since their significant inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value.

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. Derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $151 million and $3 million, respectively, as of September 30, 2011 and $126 million and $3 million, respectively, as of December 31, 2010, without giving consideration to the impact of netting.

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

We are also required to incorporate the market-perceived risk of our own non-performance in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our own risk of non-performance. To reflect the market’s perception of our own risk of non-performance, we incorporate an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivative liabilities. The additional spread over LIBOR rates incorporated into the discount rate as of September 30, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those embedded derivatives in a liability position and not to those in an asset position. As of September 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for the market’s perception of our own non-performance risk, was a net liability of $8,730 million. This net liability was comprised of $8,867 million of embedded derivative liabilities net of $137 million of assets. For the third quarter of 2011, our adjustment for the market’s perception of our own non-performance risk increased $4,794 million for the Individual Annuities segment primarily resulting from a higher base of embedded derivative liabilities driven by significant declines in interest rates and the impact of equity market declines on account values, as well as widening of the spreads used in valuing non-performance risk, which reflect the financial strength ratings of our insurance subsidiaries. At September 30, 2011, our adjustment for the market’s perception of our own non-performance risk resulted in a $5,732 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional spread over LIBOR we incorporated into the discount rate used in the valuations of those embedded derivatives in a liability position.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a net liability of $3,018 million as of September 30, 2011, compared to a net asset of $204 million as of December 31, 2010. The change primarily reflects a higher base of embedded derivative liabilities driven by significant declines in interest rates and account values, partially offset by increases in our adjustment for the market’s perception of our own non-performance risk as noted above, both of which were primarily driven by the results of our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, net changes in the allowance for losses, as well as gains and losses on sales, certain restructurings and foreclosures on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months ended September 30, 2011 and 2010 related to foreign currency translation losses on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages that reflected adverse financial conditions of the respective issuers. For the nine months ended September 30, 2011 and 2010, other-than-temporary impairments were primarily related to foreign currency translation losses on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages and Japanese commercial-mortgage backed securities that reflected adverse financial conditions of the respective issuers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$2,288	$(36)	$2,461	$1,444
Closed Block Business	240	65	485	760

Consolidated realized investment gains (losses), net	$2,528	$29	$2,946	$2,204

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(50)	$(10)	$(87)	$(287)
Equity securities	(82)	3	(98)	3
Commercial mortgage and other loans	39	39	65	32
Derivative instruments	2,398	(69)	2,533	1,713
Other	(17)	1	48	(17)

Total	$2,288	$(36)	$2,461	$1,444

Related adjustments(1)	1,088	202	717	41

Realized investment gains (losses), net, and related adjustments	3,376	166	3,178	1,485

Related charges(2)	(1,752)	118	(1,925)	(641)

Realized investment gains (losses), net, and related charges and adjustments	$1,624	$284	$1,253	$844

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$48	$92	$89	$124
Equity securities	28	26	224	125
Commercial mortgage and other loans	7	5	15	19
Derivative instruments	159	(53)	160	495
Other	(2)	(5)	(3)	(3)

Total	$240	$65	$485	$760

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “Other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 11 to the Unaudited Interim Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are excluded from adjusted operating income, as described more fully in Note 11 to the Unaudited Interim Consolidated Financial Statements.

2011 to 2010 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the third quarter of 2011 were $2,288 million, compared to net realized investment losses of $36 million in the third quarter of 2010.

Net realized losses on fixed maturity securities were $50 million in the third quarter of 2011, compared to net realized losses of $10 million in the third quarter of 2010, as set forth in the following table:

	Three Months Ended September 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$97	$106
Private bond prepayment premiums	7	8

Total gross realized investment gains	104	114

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(101)	(78)
Gross losses on sales and maturities(1)	(53)	(39)
Credit related losses on sales	0	(7)

Total gross realized investment losses	(154)	(124)

Realized investment gains (losses), net–Fixed Maturity Securities	$(50)	$(10)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$44	$67

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $44 million in the third quarter of 2011 and were primarily due to sales within our Retirement and Individual Annuities segments. Net trading gains on sales and maturities of fixed maturity securities were $67 million in the third quarter of 2010 and were primarily due to sales within our Retirement segment. Sales of fixed maturity securities in our Individual Annuities segment in both 2011 and 2010 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2011 and 2010.

Net realized losses on equity securities were $82 million in the third quarter of 2011, which included net trading losses on sales of equity securities of $42 million and other-than-temporary impairments of $40 million. Net trading losses in the third quarter of 2011 were primarily due to sales within our International Insurance business. Net realized gains on equity securities were $3 million in the third quarter of 2010, which included net trading gains on sales of equity securities of $9 million, partially offset by other-than-temporary impairments of $6 million. Net trading gains in the third quarter of 2010 were due to sales within our International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the third quarter of 2011 were $39 million, primarily related to a net decrease in the loan loss reserve of $42 million and mark-to-market gains on our interim loan portfolio within our commercial mortgage operations, which was partially offset by realized losses on related foreclosures and payoffs. Net realized gains on commercial mortgage and other loans in the third quarter of 2010 were $39 million primarily related to a net decrease in the loan loss reserve of $21 million and mark-to-market gains on our interim loan portfolio within our commercial mortgage operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $2,398 million in the third quarter of 2011, compared to net realized losses of $69 million in the third quarter of 2010. The net derivative gains in the third quarter of 2011 primarily reflect net gains of $1,624 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to the net derivative gains were net mark-to-market gains of $441 million on interest rate derivatives used to manage duration as interest rates declined, net gains of $262 million on foreign currency forward contracts used in our Star and Edison Businesses to hedge portfolio assets primarily due to the strengthening of the Japanese Yen against the U.S. dollar and Australian dollar, and net derivative gains of $73 million on foreign currency derivatives used primarily in our Retirement segment to hedge portfolio assets denominated mainly in Euros and Canadian dollars, as the U.S. dollar strengthened against those currencies. These gains were offset by net losses of $93 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses The net derivative losses in the third quarter of 2010 primarily reflect net losses of $149 million on currency forward contracts used to hedge the future income of non-U.S. businesses and net derivative losses of $64 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Japanese yen, Euro and Canadian dollar. Also contributing to these losses are net derivative losses of $99 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Partially offsetting these losses were net mark-to-market gains of $240 million on interest rate derivatives primarily used to manage duration as interest rates declined.

Net realized losses on other investments were $17 million in the third quarter of 2011, which included other-than-temporary impairments of $6 million on real estate and joint ventures and partnerships investments and net trading losses of $11 million primarily from the sale of a joint venture and partnership investment within our International Insurance business.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were net positive adjustments of $1,088 million and $202 million in the third quarter of 2011 and 2010, respectively, and were primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were a net negative adjustment of $1,752 million and a net positive adjustment of $118 million in the third quarter of 2011 and 2010, respectively, and were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to the net gain (loss) on embedded derivatives and related hedge positions associated with certain variable annuity contracts, as discussed above.

During the third quarter of 2011, we recorded other-than-temporary impairments of $147 million in earnings, compared to other-than-temporary impairments of $84 million recorded in earnings in the third quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Financial Services Businesses(1)
Public fixed maturity securities	$92	$66
Private fixed maturity securities	9	12

Total fixed maturity securities	101	78
Equity securities	40	6
Other invested assets(2)	6	0

Total	$147	$84

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$22	$8	$30
Due to other accounting guidelines(3)	2	69	71

Total	$24	$77	$101

	Three Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$17	$14	$31
Due to other accounting guidelines(3)	0	47	47

Total	$17	$61	$78

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity.

Fixed maturity other-than-temporary impairments in the third quarter of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the retail and wholesale and manufacturing sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, impairments would be recorded in earnings as they approach maturity. As of September 30, 2011, gross unrealized losses related to those securities maturing between October 1, 2011 and December 31, 2014 are $659 million. Based on September 30, 2011 fair values, absent a change in currency rates, impairments of approximately $46 million would be recorded in earnings over the remaining three months of 2011, approximately $176 million in 2012, and approximately $157 million in 2013 on these securities. During the third quarter of 2011, we recorded other-than-temporary impairments of $66 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the third quarter of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services, manufacturing, and finance sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security. Equity security other-than-temporary impairments in the third quarter of 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2011 were $240 million, compared to net realized investment gains of $65 million in the third quarter of 2010.

Net realized gains on fixed maturity securities were $48 million in the third quarter of 2011, compared to net realized gains of $92 million in the third quarter of 2010, as set forth in the following table:

	Three Months Ended September 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$77	$96
Private bond prepayment premiums	7	8

Total gross realized investment gains	84	104

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(15)	(12)
Gross losses on sales and maturities(1)	(20)	0
Credit related losses on sales	(1)	0

Total gross realized investment losses	(36)	(12)

Realized investment gains (losses), net–Fixed Maturity Securities	$48	$92

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$57	$96

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $57 million in the third quarter of 2011. Net trading gains on sales and maturities of fixed maturity securities were $96 million in the third quarter of 2010. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2011 and 2010.

Net realized gains on equity securities were $28 million in the third quarter of 2011, which included net trading gains on sales of equity securities of $30 million, partially offset by other-than-temporary impairments of $2 million. Net realized gains on equity securities were $26 million in the third quarter of 2010, which included net trading gains on sales of equity securities of $45 million, partially offset by other-than-temporary impairments of $19 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the third quarter of 2011 and 2010 were $7 million and $5 million, respectively, primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $159 million in the third quarter of 2011, compared to net realized losses of $53 million in the third quarter of 2010. The net derivative gains in the third quarter of 2011 primarily reflect net gains of $118 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro. Also, contributing to these gains are net derivative gains of $29 million on “to be announced” (“TBA”) forward contracts, and $17 million on interest rate derivatives used to manage duration as interest rates declined. Derivative losses in the third quarter of 2010 primarily reflect net derivative losses of $147 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro. Partially offsetting these losses were net mark-to-market gains of $95 million on interest rate derivatives primarily used to manage duration as interest rates declined.

During the third quarter of 2011, we recorded other-than-temporary impairments of $19 million in earnings, compared to other-than-temporary impairments of $32 million recorded in earnings in the third quarter of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Closed Block Business(1)
Public fixed maturity securities	$15	$11
Private fixed maturity securities	0	1

Total fixed maturity securities	15	12
Equity securities	2	19
Other invested assets(2)	2	1

Total	$19	$32

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$6	$6	$12
Due to other accounting guidelines	3	0	3

Total	$9	$6	$15

	Three Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$7	$3	$10
Due to other accounting guidelines	0	2	2

Total	$7	$5	$12

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the third quarter of 2011 and 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2011 to 2010 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first nine months of 2011 were $2,461 million, compared to net realized investment gains of $1,444 million in the first nine months of 2010.

Net realized losses on fixed maturity securities were $87 million in the first nine months of 2011, compared to net realized losses of $287 million in the first nine months of 2010, as set forth in the following table:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$391	$272
Private bond prepayment premiums	23	16

Total gross realized investment gains	414	288

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(309)	(417)
Gross losses on sales and maturities(1)	(189)	(127)
Credit related losses on sales	(3)	(31)

Total gross realized investment losses	(501)	(575)

Realized investment gains (losses), net–Fixed Maturity Securities	$(87)	$(287)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$202	$145

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2011 were $202 million primarily due to sales within our Retirement and Individual Annuities segments. Net gains on sales and maturities in the first nine months of 2011 included $34 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2010 were $145 million primarily due to sales within our Individual Annuities and Retirement segments. Net gains on sales and maturities in the first nine months of 2010 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both 2011 and 2010 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2011 and 2010.

Net realized losses on equity securities were $98 million in the first nine months of 2011. The first nine months of 2011 included other-than-temporary equity securities impairments of $85 million and net trading losses on sales of equity securities of $13 million. Net trading losses in the first nine months of 2011 were primarily due to sales within our International Insurance business. Net realized gains on equity securities were $3 million in the first nine months of 2010. The first nine months of 2010 included net trading gains on sales of equity securities of $80 million, related to private equity sales within our Corporate and Other operations, partially offset by other-than-temporary equity security impairments of $77 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first nine months of 2011 were $65 million, primarily related to a net decrease in the loan loss reserve of $146 million, which was partially offset by realized losses on related restructurings and sales within our commercial mortgage operations and International Insurance business. Net realized gains on commercial mortgage and other loans in the first nine months of 2010 were $32 million, primarily related to a net decrease in the loan loss reserve of $85 million, which was partially offset by mark-to-market losses on our interim loan portfolio within our commercial mortgage operations. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $2,533 million in the first nine months of 2011, compared to net realized gains of $1,713 million in the first nine months of 2010. The net derivative gains in the first nine months of 2011 primarily reflect net gains of $1,850 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to the net derivative gains were net mark-to-market gains of $416 million on interest rate derivatives used to manage duration as interest rates declined, and net gains of $238 million on Star and Edison foreign currency forward contracts used to hedge portfolio assets primarily due to the strengthening of the Japanese Yen against the U.S. dollar and Australian dollar. The net derivative gains in the first nine months of 2010 primarily reflect net gains of $1,037 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $731 million on interest rate derivatives used to manage duration as interest rates declined and net gains of $86 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro. Partially offsetting these gains were net losses of $234 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan as the U.S. dollar weakened against the Japanese yen.

Net realized gains on other investments were $48 million in the first nine months of 2011, which included a $61 million gain on the partial sale of a real estate seed investment, partially offset by other other-than-temporary impairments of $22 million on real estate and joint venture and partnership investments. Net realized losses on other investments were $17 million in the first nine months of 2010, which included $27 million of other other-than-temporary impairments on joint ventures and partnerships investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were net positive adjustments of $717 million and $41 million in the first nine months of 2011 and 2010, respectively, and were primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure. The first nine months of 2011 also included a $95 million loss from an out of period adjustment related to the amortization of unrealized losses associated with U.S. dollar denominated collateralized mortgage-backed securities held by our Gibraltar Life operations, and a $65 million loss related to our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. Any subsequent recoveries of this settlement will also be included as a related adjustment to realized investment gains (losses), net. See Note 15 to the Unaudited Interim Consolidated Financial Statements for further details.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were net negative adjustments of $1,925 million and $641 million in the first nine months of 2011 and 2010, respectively, and were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to the net gain (loss) on embedded derivatives and related hedge positions associated with certain variable annuity contracts, as discussed above.

During the first nine months of 2011, we recorded other-than-temporary impairments of $416 million in earnings, compared to total other-than-temporary impairments of $521 million recorded in earnings in the first nine months of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Financial Services Businesses(1)
Public fixed maturity securities	$220	$289
Private fixed maturity securities	89	128

Total fixed maturity securities	309	417
Equity securities	85	77
Other invested assets(2)	22	27

Total	$416	$521

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Nine Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$71	$74	$145
Due to other accounting guidelines(3)	12	152	164

Total	$83	$226	$309

	Nine Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$96	$168	$264
Due to other accounting guidelines(3)	9	144	153

Total	$105	$312	$417

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first nine months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the retail and wholesale and energy sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments would be recorded in earnings as they approach maturity. As of September 30, 2011, gross unrealized losses related to those securities, maturing between October 1, 2011 and December 31, 2014 are $659 million. Based on September 30, 2011 fair values, absent a change in currency rates, impairments of approximately $46 million would be recorded in earnings over the remaining three months of 2011, approximately $176 million in 2012, and approximately $157 million in 2013 on these securities. During the first nine months of 2011, we recorded other-than-temporary impairments of $143 million related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first nine months of 2010 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities. These other-than-temporary impairments were primarily driven by impairment of securities with unrealized foreign currency translation losses that are approaching maturity or liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2011 and 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2011 were $485 million, compared to net realized investment gains of $760 million in the first nine months of 2010.

Net realized gains on fixed maturity securities were $89 million in the first nine months of 2011, compared to net realized gains of $124 million in the first nine months of 2010, as set forth in the following table:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$204	$185
Private bond prepayment premiums	12	12

Total gross realized investment gains	216	197

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(64)	(66)
Gross losses on sales and maturities(1)	(60)	(6)
Credit related losses on sales	(3)	(1)

Total gross realized investment losses	(127)	(73)

Realized investment gains (losses), net–Fixed Maturity Securities	$89	$124

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$144	$179

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2011 were $144 million. Net gains on sales and maturities in the first nine months of 2011 included $3 million related to asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $179 million in the first nine months of 2010 were primarily due to sales related to our total return strategy. Net gains on sales and maturities in the first nine months of 2010 included $3 million related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2011 and 2010.

Net realized gains on equity securities were $224 million in the first nine months of 2011, which included net trading gains on sales of equity securities of $240 million, partially offset by other-than-temporary impairments of $16 million. Net realized gains on equity securities were $125 million in the first nine months of 2010. Net trading gains on sales of equity securities were $149 million, partially offset by other-than-temporary impairments of $24 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2011 and 2010.

Net realized gains on commercial mortgage and other loans in the first nine months of 2011 were $15 million, primarily related to a net decrease in the loan loss reserve of $23 million which was partially offset by realized losses on related foreclosures. Net realized gains on commercial mortgage and other loans of $19 million in the first nine months of 2010 were primarily related to a net decrease in the loan loss reserve of $24 million. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $160 million in the first nine months of 2011, compared to net realized gains of $495 million in the first nine months of 2010. The net derivative gains in the first nine months of 2011 primarily reflect net gains of $110 million on interest rate derivatives used to manage duration and $45 million on “to be announced” (“TBA”) forward contracts as interest rates declined. Derivative gains in the first nine months of 2010 primarily reflect net mark-to-market gains of $408 million on interest rate derivatives used to manage duration as interest rates declined and net derivative gains of $76 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro.

Net realized losses on other investments were $3 million in the first nine months of 2011, which included $2 million of other-than-temporary impairments on joint ventures and partnership investments. Net realized losses on other investments were $3 million in the first nine months of 2010, which included $6 million of other-than-temporary impairments on joint ventures and partnerships investments.

During the first nine months of 2011, we recorded other-than-temporary impairments of $82 million in earnings, compared to other-than-temporary impairments of $96 million recorded in earnings in the first nine months of 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings–Closed Block Business(1)
Public fixed maturity securities	$58	$56
Private fixed maturity securities	6	10

Total fixed maturity securities	64	66
Equity securities	16	24
Other invested assets(2)	2	6

Total	$82	$96

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$41	$16	$57
Due to other accounting guidelines	6	1	7

Total	$47	$17	$64

	Nine Months Ended September 30, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings–Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$39	$21	$60
Due to other accounting guidelines	0	6	6

Total	$39	$27	$66

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first nine months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first nine months of 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the services sector of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

On February 1, 2011, Prudential Financial completed the acquisition from AIG of the Star and Edison Businesses. Our Financial Services Businesses’ general account portfolio as of September 30, 2011 includes $45,574 million of invested assets at carrying value of the Star and Edison Businesses, which consists of $39,718 million of fixed maturity securities, $1,923 million of other long-term investments, $1,103 million of equity securities, $849 million of short-term investments, $817 million of commercial mortgage and other loans, $583 million of policy loans, and $581 million of trading account assets, primarily supporting insurance liabilities. The portfolio for the Star and Edison Businesses is in the process of being repositioned in order to improve the interest rate exposure profile relative to liabilities, diversify credit and risk asset exposures, and reduce unhedged currency positions. We expect to substantially complete the repositioning by year-end 2011.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	September 30, 2011
	Financial Services Business	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$176,524	$30,781	$207,305	60.5%
Public, held to maturity, at amortized cost	3,832	0	3,832	1.1
Private, available for sale, at fair value	26,474	16,229	42,703	12.5
Private, held to maturity, at amortized cost	1,363	0	1,363	0.4
Trading account assets supporting insurance liabilities, at fair value	19,535	0	19,535	5.7
Other trading account assets, at fair value	2,254	325	2,579	0.8
Equity securities, available for sale, at fair value	4,549	2,901	7,450	2.2
Commercial mortgage and other loans, at book value	24,394	9,086	33,480	9.8
Policy loans, at outstanding balance	6,176	5,307	11,483	3.3
Other long-term investments(1)	4,443	1,984	6,427	1.9
Short-term investments(2)	5,197	1,143	6,340	1.8

Total general account investments	274,741	67,756	342,497	100.0%

Invested assets of other entities and operations(3)	10,063	0	10,063

Total investments	$284,804	$67,756	$352,560

	December 31, 2010
	Financial Services Business	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$124,577	$30,499	$155,076	56.3%
Public, held to maturity, at amortized cost	3,940	0	3,940	1.4
Private, available for sale, at fair value	23,108	14,678	37,786	13.7
Private, held to maturity, at amortized cost	1,286	0	1,286	0.5
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	6.5
Other trading account assets, at fair value	1,220	156	1,376	0.5
Equity securities, available for sale, at fair value	4,135	3,593	7,728	2.8
Commercial mortgage and other loans, at book value	21,901	8,507	30,408	11.0
Policy loans, at outstanding balance	5,290	5,377	10,667	3.9
Other long-term investments(1)	2,988	1,582	4,570	1.6
Short-term investments(2)	3,698	1,164	4,862	1.8

Total general account investments	209,914	65,556	275,470	100.0%

Invested assets of other entities and operations(3)	8,442	0	8,442

Total investments	$218,356	$65,556	$283,912

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of trading and banking operations, real estate and relocation services and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of September 30, 2011, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The increase in general account investments attributable to the Financial Services Businesses in the first nine months of 2011 was primarily due to the acquisition of the Star and Edison Businesses, portfolio growth as a result of reinvestment of net investment income, and a net increase in fair value driven by a decrease in risk-free rates. The general account investments attributable to the Closed Block Business increased in the first nine months of 2011 primarily due to portfolio growth as a result of reinvestment of net investment income and an increase in fair value driven by a decrease in risk-free rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 50% and 38% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of September 30, 2011 and December 31, 2010, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$109,811	$60,115
Public, held to maturity, at amortized cost	3,832	3,940
Private, available for sale, at fair value	4,791	3,304
Private, held to maturity, at amortized cost	1,363	1,286
Trading account assets supporting insurance liabilities, at fair value	1,730	1,518
Other trading account assets, at fair value	1,633	702
Equity securities, available for sale, at fair value	2,165	1,612
Commercial mortgage and other loans, at book value	5,583	4,202
Policy loans, at outstanding balance	2,840	2,083
Other long-term investments(1)	3,560	1,320
Short-term investments	1,165	211

Total Japanese general account investments(2)	$138,473	$80,293

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of September 30, 2011, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years. The increase in general account investments related to our Japanese insurance operations in the first nine months of 2011 was primarily attributable to the impact of the acquisition of the Star and Edison Businesses, gains on foreign currency exchange rates on yen assets, portfolio growth as a result of business inflows and the impact of declining risk-free rates, partially offset by yen strengthening on non-yen assets.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of September 30, 2011, our Japanese insurance operations had $36.6 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $25.1 billion that support liabilities denominated in U.S. dollars. As of December 31, 2010, our Japanese insurance operations had $18.2 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.7 billion that support liabilities denominated in U.S. dollars. The $18.4 billion increase of U.S. dollar investments at fair value from December 31, 2010 is primarily driven by $11.5 billion from the Star and Edison Businesses’ U.S. dollar denominated assets supporting U.S. dollar liabilities.

As of September 30, 2011, our Japanese insurance operations had $6.3 billion, at fair value, of investments denominated in Australian dollars, including $0.2 billion that were hedged to yen through third party derivative contracts and $6.1 billion that support liabilities denominated in Australian dollars. As of December 31, 2010, our Japanese insurance operations had $1.9 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars. The $4.4 billion increase of Australian dollar investments at fair value from December 31, 2010 is primarily driven by $2.8 billion from the Star and Edison Businesses’ Australian dollar denominated assets supporting Australian dollar liabilities.

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

	Three Months Ended September 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.81%	$1,825	5.60%	$559	4.12%	$2,384
Trading account assets supporting insurance liabilities	4.19	199	0.00	0	4.19	199
Equity securities	5.78	62	2.60	18	4.54	80
Commercial mortgage and other loans	5.44	325	6.26	140	5.66	465
Policy loans	4.72	72	6.13	80	5.38	152
Short-term investments and cash equivalents	0.36	12	0.60	1	0.37	13
Other investments	3.91	68	5.56	28	4.29	96

Gross investment income before investment expenses	3.87	2,563	5.56	826	4.18	3,389
Investment expenses	(0.11)	(59)	(0.24)	(36)	(0.13)	(95)

Investment income after investment expenses	3.76%	2,504	5.32%	790	4.05%	3,294

Investment results of other entities and operations(2)		39		0		39

Total investment income		$2,543		$790		$3,333

	Three Months Ended September 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.29%	$1,501	5.82%	$582	4.63%	$2,083
Trading account assets supporting insurance liabilities	4.48	192	0.00	0	4.48	192
Equity securities	6.48	55	2.25	16	4.58	71
Commercial mortgage and other loans	6.02	325	6.70	140	6.21	465
Policy loans	5.10	64	6.21	83	5.67	147
Short-term investments and cash equivalents	0.34	10	0.66	1	0.35	11
Other investments	5.05	51	6.03	28	5.36	79

Gross investment income before investment expenses	4.34	2,198	5.77	850	4.66	3,048
Investment expenses	(0.13)	(53)	(0.24)	(37)	(0.15)	(90)

Investment income after investment expenses	4.21%	2,145	5.53%	813	4.51%	2,958

Investment results of other entities and operations(2)		58		0		58

Total investment income		$2,203		$813		$3,016

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, real estate and relocation services and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account, for the periods indicated.

	Nine Months Ended September 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.88%	$5,214	5.65%	$1,682	4.20%	$6,896
Trading account assets supporting insurance liabilities	4.26	584	0.00	0	4.26	584
Equity securities	6.27	185	2.84	58	4.86	243
Commercial mortgage and other loans	5.62	962	6.42	413	5.83	1,375
Policy loans	4.70	205	6.17	241	5.39	446
Short-term investments and cash equivalents	0.39	37	0.67	3	0.40	40
Other investments	4.35	215	7.84	114	5.15	329

Gross investment income before investment expenses	3.96	7,402	5.72	2,511	4.29	9,913
Investment expenses	(0.11)	(172)	(0.25)	(109)	(0.14)	(281)

Investment income after investment expenses	3.85%	7,230	5.47%	2,402	4.15%	9,632

Investment results of other entities and operations(2)		146		0		146

Total investment income		$7,376		$2,402		$9,778

	Nine Months Ended September 30, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.31%	$4,395	5.91%	$1,748	4.67%	$6,143
Trading account assets supporting insurance liabilities	4.53	562	0.00	0	4.53	562
Equity securities	6.56	164	2.69	55	4.82	219
Commercial mortgage and other loans	5.89	927	6.63	405	6.10	1,332
Policy loans	4.93	178	6.35	251	5.67	429
Short-term investments and cash equivalents	0.30	27	0.50	4	0.30	31
Other investments	4.25	131	4.69	62	4.38	193

Gross investment income before investment expenses	4.31	6,384	5.81	2,525	4.65	8,909
Investment expenses	(0.13)	(153)	(0.24)	(106)	(0.15)	(259)

Investment income after investment expenses	4.18%	6,231	5.57%	2,419	4.50%	8,650

Investment results of other entities and operations(2)		150		0		150

Total investment income		$6,381		$2,419		$8,800

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, real estate and relocation services and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’ portfolio for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, partially offset by higher income from joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.33%	$1,051	5.48%	$1,056
Trading account assets supporting insurance liabilities	4.36	188	4.63	183
Equity securities	8.13	41	9.05	42
Commercial mortgage and other loans	5.84	270	6.33	281
Policy loans	5.72	48	5.88	45
Short-term investments and cash equivalents	0.24	5	0.37	9
Other investments	3.02	14	2.36	10

Gross investment income before investment expenses	4.93	1,617	5.13	1,626
Investment expenses	(0.10)	(22)	(0.12)	(27)

Investment income after investment expenses	4.83%	1,595	5.01%	1,599

Investment results of other entities and operations(2)		39		58

Total investment income		$1,634		$1,657

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, real estate and relocation services and asset management operations.

The net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio for the three months ended September 30, 2011, is lower than the net investment income yield for the three months ended September 30, 2010, as the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates was partially offset by higher income from our joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.44%	$3,167	5.53%	$3,127
Trading account assets supporting insurance liabilities	4.47	556	4.73	540
Equity securities	9.47	129	9.61	130
Commercial mortgage and other loans	6.04	807	6.17	799
Policy loans	5.75	139	5.63	126
Short-term investments and cash equivalents	0.26	17	0.30	24
Other investments	4.63	71	2.98	41

Gross investment income before investment expenses	5.08	4,886	5.12	4,787
Investment expenses	(0.11)	(67)	(0.12)	(76)

Investment income after investment expenses	4.97%	4,819	5.00%	4,711

Investment results of other entities and operations(2)		146		150

Total investment income		$4,965		$4,861

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, real estate and relocation services, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese operations’ portfolio for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, partially offset by higher income from our joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.75%	$774	2.83%	$445
Trading account assets supporting insurance liabilities	2.54	11	2.64	9
Equity securities	3.70	21	3.33	13
Commercial mortgage and other loans	4.07	55	4.59	44
Policy loans	3.51	24	3.86	19
Short-term investments and cash equivalents	0.67	7	0.19	1
Other investments	4.26	54	7.18	41

Gross investment income before investment expenses	2.83	946	3.02	572
Investment expenses	(0.11)	(37)	(0.14)	(26)

Total investment income	2.72%	$909	2.88%	$546

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, is primarily attributable to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

Both the U.S. dollar denominated and Australian dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen denominated fixed maturities. The average amortized cost of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2011, and 2010, was approximately $26.2 billion and $12.1 billion, respectively. The average amortized cost of Australian dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2011, and 2010, was approximately $5.4 billion and $1.4 billion, respectively. These Australian dollar denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Yield(1)(2)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.68%	$2,047	2.79%	$1,268
Trading account assets supporting insurance liabilities	2.19	28	2.27	22
Equity securities	3.52	56	2.97	34
Commercial mortgage and other loans	4.11	155	4.61	128
Policy loans	3.40	66	3.80	52
Short-term investments and cash equivalents	0.72	20	0.26	3
Other investments	4.22	144	5.28	90

Gross investment income before investment expenses	2.76	2,516	2.93	1,597
Investment expenses	(0.12)	(105)	(0.14)	(77)

Total investment income	2.64%	$2,411	2.79%	$1,520

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields are weighted for seven months of income and assets related to the Star and Edison Businesses.

The decrease in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, is primarily attributable to lower fixed maturity reinvestment rates and lower risk-free rates in both the U.S. and Japan.

Both the U.S. dollar denominated and Australian dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen denominated fixed maturities. The average amortized cost of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2011 and 2010 was approximately $23.1 billion and $11.7 billion, respectively. The average amortized cost of Australian dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2011, and 2010, was approximately $4.5 billion and $1.1 billion, respectively. These Australian dollar denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

As of September 30, 2011, our consolidated direct investment exposure to the Eurozone region, based upon amortized cost, includes approximately $3.0 billion in financial services industry debt ($2.4 billion Financial Services Businesses, $0.6 billion Closed Block Business) and approximately $2.6 billion in sovereign and local government debt ($2.5 billion Financial Services Businesses, $0.1 billion Closed Block Business). Our financial services industry exposure is largely concentrated in the Netherlands, France and Germany ($2.5 billion collectively, $2.1 billion Financial Services Businesses and $0.4 billion Closed Block Business) and primarily consists of investments in multinational banks. We have limited exposure to banks located in peripheral Eurozone countries (Greece, Ireland, Italy, Portugal, Spain). Our sovereign and local government debt exposure is largely concentrated in France, Germany and Italy ($1.9 billion collectively, $1.8 billion Financial Services Businesses and $0.1 billion Closed Block Business). The Italian exposure principally represents government securities owned by our Italian insurance operations. We have de minimis sovereign and local government exposure to the rest of the peripheral Eurozone countries.

As of September 30, 2011, our consolidated direct investment exposure in Turkey, United Arab Emirates, Israel, Saudi Arabia, Bahrain, Qatar, Kuwait and Tunisia was in aggregate approximately $463 million, based on amortized cost, primarily within the Financial Services Businesses, and included approximately $135 million of investment exposure in Israel. We had no material direct investment exposure in Egypt or Libya as of September 30, 2011.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$27,209	$2,291	$806	$28,694	$21,590	$1,538	$539	$22,589
Utilities	14,305	1,381	435	15,251	11,153	851	179	11,825
Finance	20,627	625	614	20,638	11,213	385	331	11,267
Services	11,910	852	443	12,319	10,170	612	333	10,449
Energy	7,287	543	225	7,605	5,356	364	168	5,552
Transportation	5,169	376	84	5,461	3,625	240	62	3,803
Retail and wholesale	5,118	369	155	5,332	4,110	214	138	4,186
Other	1,517	56	70	1,503	1,359	62	62	1,359

Total corporate securities	93,142	6,493	2,832	96,803	68,576	4,266	1,812	71,030
Foreign government(3)	71,068	4,613	112	75,569	48,016	2,915	86	50,845
Residential mortgage-backed	8,073	450	74	8,449	7,504	397	51	7,850
Asset-backed securities(4)	8,658	166	997	7,827	8,790	168	969	7,989
Commercial mortgage-backed	8,606	542	146	9,002	8,142	592	63	8,671
U.S. government	7,132	1,494	37	8,589	4,807	464	67	5,204
State & municipal(5)	1,980	279	17	2,242	1,601	24	52	1,573

Total(6)(7)	$198,659	$14,037	$4,215	$208,481	$147,436	$8,826	$3,100	$153,162

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $360 million of gross unrealized gains and $72 million of gross unrealized losses as of September 30, 2011, compared to $319 million of gross unrealized gains and $68 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(3)	As of September 30, 2011 and December 31, 2010, based on amortized cost, 85% and 83%, respectively, represents Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 6% and 8%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010 to September 30, 2011 was primarily due to a net decrease in risk-free rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$8,060	$1,114	$53	$9,121	$7,940	$754	$66	$8,628
Utilities	5,641	851	52	6,440	5,566	510	42	6,034
Services	4,730	564	47	5,247	4,562	377	35	4,904
Finance	3,052	142	60	3,134	2,723	125	53	2,795
Energy	1,854	256	5	2,105	1,887	184	6	2,065
Retail and wholesale	1,544	256	5	1,795	1,641	166	21	1,786
Transportation	1,512	166	25	1,653	1,349	102	19	1,432
Other	49	13	0	62	29	2	0	31

Total corporate securities	26,442	3,362	247	29,557	25,697	2,220	242	27,675
Asset-backed securities(2)	4,859	63	813	4,109	4,570	60	701	3,929
Commercial mortgage-backed	3,641	145	4	3,782	3,615	170	6	3,779
U.S. government	5,133	1,139	1	6,271	6,066	197	228	6,035
Residential mortgage-backed	1,817	129	18	1,928	2,311	129	15	2,425
Foreign government(3)	541	91	6	626	596	90	9	677
State & municipal	639	98	0	737	651	19	13	657

Total(4)	$43,072	$5,027	$1,089	$47,010	$43,506	$2,885	$1,214	$45,177

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of September 30, 2011 and December 31, 2010, based on amortized cost, no individual foreign country represented more than 7% and 8%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in unrealized gains and losses from December 31, 2010 to September 30, 2011 was primarily due to a net decrease in risk-free rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	6	286	292	338
2006	0	3	5	18	245	271	424
2005	0	0	0	0	8	8	9
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	0	3	5	24	539	571	771
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	3	0	0	0	222	225	266
2006	10	65	36	13	692	816	1,066
2005	0	15	26	40	265	346	436
2004 & Prior	19	31	69	55	623	797	885

Total all other portfolios	32	111	131	108	1,802	2,184	2,653

Total collateralized by sub-prime mortgages(2)	32	114	136	132	2,341	2,755	3,424
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	462	0	462	588
Collateralized by auto loans	821	0	0	2	0	823	931
Collateralized by credit cards	505	0	8	313	0	826	1,014
Collateralized by non-sub-prime mortgages	1,601	113	5	33	16	1,768	1,373
Other asset-backed securities(3)	811	845	195	98	75	2,024	1,460

Total asset-backed securities(4)	$3,770	$1,072	$344	$1,040	$2,432	$8,658	$8,790

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.8 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2011 are $65 million of securities collateralized by second-lien exposures.
(3)	As of September 30, 2011, includes collateralized debt obligations with amortized cost of $116 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	6	189	195	255
2006	0	3	5	18	174	200	360
2005	0	0	0	0	6	6	8
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	0	3	5	24	369	401	623
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	2	0	0	0	101	103	158
2006	7	54	21	12	431	525	764
2005	0	14	22	27	186	249	338
2004 & Prior	17	26	55	41	429	568	671

Total all other portfolios	26	94	98	80	1,147	1,445	1,931

Total collateralized by sub-prime mortgages	26	97	103	104	1,516	1,846	2,554
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	485	0	485	619
Collateralized by auto loans	822	0	0	3	0	825	933
Collateralized by credit cards	531	0	8	310	0	849	1,039
Collateralized by non-sub-prime mortgages	1,675	116	4	31	16	1,842	1,421
Other asset-backed securities(2)	811	826	176	99	68	1,980	1,423

Total asset-backed securities(3)	$3,865	$1,039	$291	$1,032	$1,600	$7,827	$7,989

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	As of September 30, 2011, includes collateralized debt obligations with fair value of $113 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(3)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $3.424 billion as of December 31, 2010 to $2.755 billion as of

September 30, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $914 million as of September 30, 2011 and $882 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of September 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2011, based on amortized cost, approximately 62% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.755 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2011 were $599 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—20084	$0	$0	$0	$0	$0	$0	$0
2007	3	0	0	6	213	222	258
2006	0	5	6	22	215	248	390
2005	0	1	0	0	8	9	12
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	3	6	6	28	436	479	660
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	5	0	19	7	195	226	256
2006	96	0	0	0	701	797	868
2005	10	57	86	12	132	297	343
2004 & Prior	2	38	65	79	400	584	630

Total all other portfolios	113	95	170	98	1,428	1,904	2,097

Total collateralized by sub-prime mortgages(2)	116	101	176	126	1,864	2,383	2,757
Other asset-backed securities:
Collateralized by credit cards	426	0	37	189	2	654	642
Collateralized by auto loans	592	0	0	0	0	592	396
Externally-managed investments in the European market	0	0	0	204	0	204	212
Collateralized by education loans	474	20	0	0	0	494	201
Other asset-backed securities(3)	218	222	59	2	31	532	362

Total asset-backed securities	$1,826	$343	$272	$521	$1,897	$4,859	$4,570

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.4 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2011 are $10 million of securities collateralized by second-lien exposures.
(3)	As of September 30, 2011, includes collateralized debt obligations with amortized cost of $50 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.

Asset-Backed Securities at Fair Value—Closed Block Business

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1)
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	3	0	0	6	151	160	202
2006	0	5	6	21	158	190	339
2005	0	1	0	0	7	8	10
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	3	6	6	27	316	358	551
All other portfolios
2011—2008	0	0	0	0	0	0	0
2007	4	0	15	5	100	124	169
2006	82	0	0	0	370	452	585
2005	9	51	67	11	86	224	276
2004 & Prior	2	31	49	61	294	437	509

Total all other portfolios	97	82	131	77	850	1,237	1,539

Total collateralized by sub-prime mortgages	100	88	137	104	1,166	1,595	2,090
Other asset-backed securities:
Collateralized by credit cards	438	0	36	189	2	665	649
Collateralized by auto loans	593	0	0	0	0	593	397
Externally-managed investments in the European market	0	0	0	242	0	242	243
Collateralized by education loans	472	16	0	0	0	488	196
Other asset-backed securities(2)	217	221	60	2	26	526	354

Total asset-backed securities(3)	$1,820	$325	$233	$537	$1,194	$4,109	$3,929

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	As of September 30, 2011, includes collateralized debt obligations with fair value of $50 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(3)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.757 billion as of December 31, 2010 to $2.383 billion as of September 30, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $790 million as of September 30, 2011 and $673 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of September 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2011, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.383 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2011 were $595 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	September 30, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,825	96.9%	$1,591	87.6%
Collateralized mortgage obligations(2)(3)	248	3.1	226	12.4

Total residential mortgage-backed securities	$8,073	100.0%	$1,817	100.0%

Portion rated AAA(4)	$2,042	25.3%	$0	0.0%

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,442	99.2%	$2,055	88.9%
Collateralized mortgage obligations(2)(3)	62	0.8	256	11.1

Total residential mortgage-backed securities	$7,504	100.0%	$2,311	100.0%

Portion rated AAA(4)	$7,413	98.8%	$2,074	89.7%

(1)	As of September 30, 2011, of these securities, for the Financial Services Businesses, $5.895 billion are supported by U.S. government and $1.930 billion are supported by foreign government. As of December 31, 2010, of these securities, for the Financial Services Businesses, $5.954 billion were supported by the U.S. government and $1.488 billion were supported by foreign government. For the Closed Block Business all of the securities are supported by the U.S. government as of September 30, 2011 and December 31, 2010.
(2)	Includes alternative residential mortgage loans of $40 million and $46 million in the Financial Services Businesses, and $97 million and $108 million in the Closed Block Business, for September 30, 2011 and December 31, 2010, respectively.
(3)	As of September 30, 2011, of these collateralized mortgage obligations, for the Financial Services Businesses, 65% have credit ratings of A or above, 8% have BBB credit ratings and the remaining 27% have below investment grade ratings, and as of December 31, 2010, 38% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 55% have below investment grade ratings. As of September 30, 2011, for the Closed Block Business, 16% have A credit ratings or above, 35% have BBB credit ratings, and 49% have below investment grade ratings, and as of December 31, 2010, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings.
(4)	Based on lowest external rating agency rating. In August 2011, S&P downgraded U.S. debt securities from AAA to AA+.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession. However, market fundamentals appear to have bottomed and are showing signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive for certain sectors, and prices of commercial real estate appear to be stabilizing and improving in some sectors. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market is slowing and refinancing activity has increased, at least partially reflecting the improvement in these fundamentals. The loans included in new issues seem to reflect better underwriting and lower levels of leverage compared to 2007.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$5	$0	$0	$0	$0	$5	$0
2010	99	0	0	0	0	99	89
2009	117	0	0	0	0	117	117
2008	170	0	4	17	23	214	263
2007	1,916	0	51	0	9	1,976	1,970
2006	2,670	310	63	0	0	3,043	3,307
2005	1,680	148	83	16	0	1,927	1,643
2004 & Prior	932	190	73	20	10	1,225	753

Total commercial mortgage-backed securities(2)(3)(4)	$7,589	$648	$274	$53	$42	$8,606	$8,142

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(3)	Included in the table above as of September 30, 2011 are downgraded super senior securities with amortized cost of $356 million in AA and $146 million in A.
(4)	Included in the table above as of September 30, 2011 are agency commercial mortgage-backed securities with amortized cost of $256 million all rated AAA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$5	$0	$0	$0	$0	$5	$0
2010	108	0	0	0	0	108	90
2009	127	0	0	0	0	127	118
2008	179	0	4	17	20	220	262
2007	1,967	0	47	0	26	2,040	2,070
2006	2,870	337	68	0	0	3,275	3,567
2005	1,812	128	75	14	0	2,029	1,785
2004 & Prior	925	179	68	17	9	1,198	779

Total commercial mortgage-backed securities(2)	$7,993	$644	$262	$48	$55	$9,002	$8,671

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available for sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.

Included in the table above are commercial mortgage-backed securities collateralized by non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $13 million in AAA, $4 million in A, $17 million in BBB and $32 million in BB and below as of September 30, 2011 and $12 million in AAA, $3 million in A, $18 million in BBB and $104 million in BB and below as of December 31, 2010.

Included in the table above are commercial mortgage-backed securities collateralized by U.S. properties all related to commercial mortgage-backed securities held by the Edison Business with an amortized cost of $510 million in AAA, $248 million in AA, $144 million in A and $22 million in BBB as of September 30, 2011.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 31% as of September 30, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of September 30, 2011, based on amortized cost, approximately 93% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more and 71% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of September 30, 2011, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2011
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008	31%
2007	30%
2006	32%	33%	32%
2005	33%	16%
2004 & Prior	30%	24%	31%	19%	10%

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

	September 30, 2011
	Lowest Rating Agency Rating(1)(2)
Vintage	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008			41%	31%	25%
2007					9%
2006	64%
2005					14%
2004 & Prior

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

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

In addition to enhanced subordination, certain securities within the super senior class benefit from the prioritization of principal cash flows. The super senior class is generally structured such that shorter duration time tranches have priority over longer duration time tranches as to all principal cash flows (repayments, prepayments, and recoveries on defaulted loans) until the deal reaches 30% cumulative net loss, at which point all super senior securities are paid pro rata. As a result, short of reaching 30% cumulative net losses, the “shorter duration super senior” tranches must be completely repaid before the “longest duration super senior” tranche receives any principal cash flows. We have generally focused our purchases of 2006 to 2008 vintage commercial mortgage-backed securities on “shorter duration super senior” tranches that we believe have sufficient priority to ensure that in most scenarios our positions will be fully repaid prior to the structure reaching the 30% cumulative net loss threshold. The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	September 30, 2011
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2011	$0	$0	$0	$0	$0	$0	$0	$0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	170	0	0	0	0	0	0	170
2007	1,882	0	0	0	0	0	0	1,882
2006	1,517	1,139	0	0	0	1	13	2,670
2005	582	1,070	0	15	0	5	7	1,679
2004 & Prior	38	157	0	76	452	206	3	932

Total(1)	$4,189	$2,366	$0	$91	$452	$212	$23	$7,333

(1)	Excludes agency commercial mortgage-backed securities of $256 million.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$53	$0	$0	$0	$0	$53	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	9
2007	796	0	7	0	4	807	705
2006	784	71	11	0	0	866	873
2005	1,312	0	25	0	0	1,337	1,219
2004 & Prior	505	34	16	6	3	564	804

Total commercial mortgage-backed securities(2)(3)	$3,464	$105	$59	$6	$7	$3,641	$3,615

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above as of September 30, 2011 are downgraded super senior securities with amortized cost of $73 million in AA and $42 million in A.
(3)	Included in the table above as of September 30, 2011 are agency commercial mortgage-backed securities with amortized cost of $5 million all rated AAA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$54	$0	$0	$0	$0	$54	$0
2010	5	0	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	9	0	0	0	0	9	10
2007	812	0	6	0	13	831	731
2006	823	77	12	0	0	912	923
2005	1,364	0	27	0	0	1,391	1,277
2004 & Prior	520	34	17	6	3	580	833

Total commercial mortgage-backed securities	$3,587	$111	$62	$6	$16	$3,782	$3,779

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of September 30, 2011. See above for a definition of this percentage. As of September 30, 2011, based on amortized cost, approximately 96% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 68% have estimated credit subordination percentages of 30% or more. The following table sets forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of September 30, 2011, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

	September 30, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below
2011	20%
2010
2009
2008	31%
2007	30%		30%		6%
2006	31%	34%	33%
2005	32%		32%
2004 & Prior	33%	32%	58%	70%	67%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	September 30, 2011
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
Vintage
2011	$12	$0	$0	$0	$41	$0	$0	$53
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	8	0	0	0	0	0	0	8
2007	796	0	0	0	0	0	0	796
2006	641	132	0	0	0	0	12	785
2005	859	453	0	0	0	0	0	1,312
2004 & Prior	49	11	0	0	377	68	0	505

Total(1)	$2,365	$596	$0	$0	$418	$68	$12	$3,459

(1)	Excludes agency commercial mortgage-backed securities of $5 million.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under these rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC Designations as of December 31, 2009 were updated and utilized for reporting as of December 31, 2010. In the fourth quarter of 2010, the NAIC adopted rules which changed the methodology for determining the NAIC Designations for commercial mortgage-backed securities, similar to what was done in the fourth quarter of 2009 for residential mortgage-backed securities. Both methodologies remained unchanged and were utilized for September 30, 2011.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $8.8 billion, or 4%, of the total fixed maturities as of September 30, 2011 and $8.7 billion, or 6%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 27% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.6 billion, or 5%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $4.6 billion, or 11%, of the total fixed maturities as of September 30, 2011 and $5.6 billion, or 13%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 50% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2011, and 44% as of December 31, 2010. As of September 30, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $5.7 billion, or 13%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1) (2)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$151,685	$10,566	$1,907	$160,344	$105,068	$6,278	$1,240	$110,106
2	15,662	1,213	718	16,157	14,129	892	585	14,436

Subtotal High or Highest Quality Securities	167,347	11,779	2,625	176,501	119,197	7,170	1,825	124,542
3	3,275	49	513	2,811	2,753	100	208	2,645
4	1,063	24	232	855	1,067	24	206	885
5	434	13	155	292	630	21	211	440
6	195	15	91	119	271	28	89	210

Subtotal Other Securities(4)	4,967	101	991	4,077	4,721	173	714	4,180

Total Public Fixed Maturities	$172,314	$11,880	$3,616	$180,578	$123,918	$7,343	$2,539	$128,722

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)	Includes, as of September 30, 2011 and December 31, 2010, 16 securities with amortized cost of $7 million (fair value, $15 million) and 17 securities with amortized cost of $11 million (fair value, $20 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $293 million of gross unrealized gains and $71 million gross unrealized losses as of September 30, 2011, compared to $272 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(4)	On an amortized cost basis, as of September 30, 2011 includes $154 million in emerging market securities and $79 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$21,610	$2,541	$413	$23,738	$21,965	$1,075	$551	$22,489
2	4,541	638	106	5,073	4,842	423	88	5,177

Subtotal High or Highest Quality Securities	26,151	3,179	519	28,811	26,807	1,498	639	27,666
3	1,225	45	110	1,160	1,547	73	77	1,543
4	684	9	181	512	1,031	27	201	857
5	416	9	177	248	527	17	176	368
6	56	9	15	50	58	20	13	65

Subtotal Other Securities(2)	2,381	72	483	1,970	3,163	137	467	2,833

Total Public Fixed Maturities	$28,532	$3,251	$1,002	$30,781	$29,970	$1,635	$1,106	$30,499

(1)	Includes, as of September 30, 2011 and December 31, 2010, 17 securities with amortized cost of $37 million (fair value, $30 million) and 15 securities with amortized cost of $9 million (fair value, $10 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2011, includes $298 million in securitized bank loans and $181 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1) (2)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$6,835	$717	$89	$7,463	$6,226	$511	$90	$6,647
2	15,648	1,239	382	16,505	13,264	792	341	13,715

Subtotal High or Highest Quality Securities	22,483	1,956	471	23,968	19,490	1,303	431	20,362
3	2,511	122	68	2,565	2,467	104	63	2,508
4	798	17	24	791	948	26	44	930
5	455	11	27	439	518	21	17	522
6	98	51	9	140	95	29	6	118

Subtotal Other Securities(4)	3,862	201	128	3,935	4,028	180	130	4,078

Total Private Fixed Maturities	$26,345	$2,157	$599	$27,903	$23,518	$1,483	$561	$24,440

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of September 30, 2011 and December 31, 2010, 126 securities with amortized cost of $1,467 million (fair value, $1,569 million) and 160 securities with amortized cost of $1,776 million (fair value, $1,800 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $67 million of gross unrealized gains and $1 million of gross unrealized losses as of September 30, 2011, compared to $47 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010 on securities classified as held to maturity.
(4)	On an amortized cost basis, as September 30, 2011 includes $548 million in securitized bank loans and $198 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,714	$663	$2	$4,375	$3,702	$447	$11	$4,138
2	8,649	1,032	26	9,655	7,386	711	35	8,062

Subtotal High or Highest Quality Securities	12,363	1,695	28	14,030	11,088	1,158	46	12,200
3	1,167	67	22	1,212	1,292	67	21	1,338
4	691	8	19	680	803	12	23	792
5	251	5	12	244	307	6	16	297
6	68	1	6	63	46	7	2	51

Subtotal Other Securities(2)	2,177	81	59	2,199	2,448	92	62	2,478

Total Private Fixed Maturities	$14,540	$1,776	$87	$16,229	$13,536	$1,250	$108	$14,678

(1)	Includes, as of September 30, 2011 and December 31, 2010, 75 securities with amortized cost of $1,379 million (fair value, $1,447 million) and 103 securities with amortized cost of $1,523 million (fair value, $1,506 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2011, includes $352 million in commercial asset finance securities and $344 million in securitized bank loans.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$55,982	$3,869	$1,176	$58,675	$36,486	$2,413	$645	$38,254
2	29,768	2,368	1,033	31,103	25,678	1,598	844	26,432

Subtotal High or Highest Quality Securities	85,750	6,237	2,209	89,778	62,164	4,011	1,489	64,686
3	5,220	159	449	4,930	4,253	150	191	4,212
4	1,467	20	119	1,368	1,483	33	99	1,417
5	570	23	37	556	546	33	22	557
6	135	54	18	171	130	39	11	158

Subtotal Other Securities	7,392	256	623	7,025	6,412	255	323	6,344

Total Corporate Fixed Maturities	$93,142	$6,493	$2,832	$96,803	$68,576	$4,266	$1,812	$71,030

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,549	$1,631	$68	$12,112	$10,064	$951	$65	$10,950
2	12,548	1,605	53	14,100	11,505	1,080	65	12,520

Subtotal High or Highest Quality Securities	23,097	3,236	121	26,212	21,569	2,031	130	23,470
3	1,889	96	40	1,945	2,309	115	31	2,393
4	999	13	48	964	1,320	35	55	1,300
5	343	11	22	332	422	19	22	419
6	114	6	16	104	77	20	4	93

Subtotal Other Securities	3,345	126	126	3,345	4,128	189	112	4,205

Total Corporate Fixed Maturities	$26,442	$3,362	$247	$29,557	$25,697	$2,220	$242	$27,675

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we sell credit protection on an identified name, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have maturities of ten years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $5 million for the three and nine months ended September 30, 2011 respectively, and $2 million and $6 million for the three and nine months ended September 30, 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	September 30, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$745	$4	$290	$3
2	25	0	25	0

Subtotal	770	4	315	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total(1)	$770	$4	$315	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	September 30, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$50	$0	$5	$0
2	0	0	0	0

Subtotal	50	0	5	0
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total(1)	$50	$0	$5	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of September 30, 2011 and December 31, 2010, the Financial Services Businesses had $1.673 billion and $1.785 billion of outstanding notional amounts, reported at fair value as an asset of $7 million and $2 million, respectively. As of September 30, 2011 and December 31, 2010, the Closed Block Business had $381 million and $399 million of outstanding notional amounts, reported at fair value as an asset of $3 million and a liability of $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $11 million and $33 million for the three and nine months ended September 30, 2011 and $13 million and $39 million for the three and nine months ended September 30, 2010, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$2,106	$494	$622	$136
Three months or greater but less than six months	940	275	751	169
Six months or greater but less than nine months	855	222	1,094	283
Nine months or greater but less than twelve months	546	148	173	52
Greater than twelve months	3,591	1,326	2,503	908

Total	$8,038	$2,465	$5,143	$1,548

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2011 were primarily concentrated in asset-backed securities and in the manufacturing sector of the Company’s corporate securities as compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in asset-backed securities. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $2.465 billion as of September 30, 2011 include $844 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, as of September 30, 2011 also include $63 million of gross unrealized losses on securities with amortized cost of $103 million where the estimated fair value had declined and remained below amortized cost by 50% or more. The gross unrealized losses of $103 million included $27 million in the less than three months timeframe, $1 million in the three months or greater but less than six months timeframe and $35 million in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to foreign currency movements, general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$421	$102	$173	$37
Three months or greater but less than six months	193	53	149	43
Six months or greater but less than nine months	128	35	70	16
Nine months or greater but less than twelve months	15	5	73	22
Greater than twelve months	1,296	604	1,518	559

Total	$2,053	$799	$1,983	$677

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of September 30, 2011, and December 31, 2010. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $799 million as of September 30, 2011, include $716 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, as of September 30, 2011, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when (a) we have the intent to sell the debt security, or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery or (c) a foreign currency denominated security with a foreign currency translation loss approaches maturity. For all debt securities in unrealized loss positions that do not meet any of these criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $101 million and $78 million for the three months ended September 30, 2011 and 2010, respectively, and $309 million and $417 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended September 30, 2011 and 2010, were $24 million and $17 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2011 and 2010 include $83 million and $105 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $15 million and $12 million for the three months ended September 30, 2011, and 2010, respectively, and $64 million and $66 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2011, and 2010, were $9 million and $7 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2011 and 2010 include $47 million and $39 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading account assets supporting insurance liabilities

Certain products included in the Retirement and International Insurance segments are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are primarily classified as trading and are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income,” and excluded from adjusted operating income. Investment income for these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of this portfolio as of the dates indicated.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,096	$1,096	$697	$697
Fixed maturities:
Corporate securities	10,085	10,770	9,581	10,118
Commercial mortgage-backed securities	2,251	2,320	2,352	2,407
Residential mortgage-backed securities	1,812	1,869	1,350	1,363
Asset-backed securities	1,450	1,318	1,158	1,030
Foreign government bonds	638	648	567	569
U.S. government authorities and agencies and obligations of U.S. states	544	572	467	448

Total fixed maturities	16,780	17,497	15,475	15,935
Equity securities	1,095	942	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,971	$19,535	$17,328	$17,771

As a percentage of amortized cost, 75% and 76% of the portfolio was publicly traded as of September 30, 2011, and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, 92% and 90%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2011, $1.682 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $94 million secured by “ALT-A” mortgages, represented the remaining $130 million of residential mortgage-backed securities, of which 85% have credit ratings of A or better and 15% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Investment Gains and Losses on Trading Account Assets Supporting Insurance Liabilities and Changes in Experience-Rated Contractholder Liabilities Due to Asset Value Changes,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Manufacturing	$3,037	$3,302	$3,084	$3,306
Utilities	1,801	1,963	1,961	2,076
Services	1,967	2,080	1,700	1,783
Finance	1,578	1,584	1,270	1,290
Energy	675	742	704	753
Transportation	556	590	467	495
Retail and Wholesale	451	489	378	398
Other	20	20	17	17

Total Corporate Securities	$10,085	$10,770	$9,581	$10,118

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	121	121	124
2006	0	0	0	1	83	84	101
2005	0	0	0	0	36	36	50
2004 & Prior	0	8	3	12	42	65	71

Total collateralized by sub-prime mortgages	0	8	3	13	282	306	346
Other asset-backed securities:
Collateralized by auto loans	215	0	0	18	0	233	36
Collateralized by credit cards	392	0	0	49	0	441	443
Other asset-backed securities	260	150	28	20	12	470	333

Total asset-backed securities	$867	$158	$31	$100	$294	$1,450	$1,158

Asset-Backed Securities at Fair Value —Trading Account Assets Supporting Insurance Liabilities

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	1	44	45	56
2006	0	0	0	0	48	48	65
2005	0	0	0	0	26	26	36
2004 & Prior	0	7	4	9	26	46	51

Total collateralized by sub-prime mortgages(1)	0	7	4	10	144	165	208
Other asset-backed securities:
Collateralized by auto loans	216	0	0	18	0	234	36
Collateralized by credit cards	407	0	0	49	0	456	460
Other asset-backed securities(2)	259	150	27	16	11	463	326

Total asset-backed securities	$882	$157	$31	$93	$155	$1,318	$1,030

(1)	Included within the $165 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of September 30, 2011 are approximately $0 million of securities collateralized by second-lien exposures at fair value.
(2)	As of September 30, 2011, includes collateralized debt obligations with fair value of $18 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, franchises, timeshares, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$26	$0	$0	$0	$0	$26	$0
2010	103	0	0	0	0	103	65
2009	4	0	0	0	0	4	32
2008	30	0	0	0	0	30	30
2007	196	0	0	0	0	196	128
2006	580	53	0	0	0	633	651
2005 & Prior	1,200	8	24	17	10	1,259	1,446

Total commercial mortgage-backed securities(1)	$2,139	$61	$24	$17	$10	$2,251	$2,352

(1)	Included in the table above as of September 30, 2011 are downgraded super senior securities with amortized cost of $53 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2011						Total December 31, 2010
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2011	$26	$0	$0	$0	$0	$26	$0
2010	110	0	0	0	0	110	64
2009	5	0	0	0	0	5	31
2008	31	0	0	0	0	31	31
2007	198	0	0	0	0	198	130
2006	602	54	0	0	0	656	670
2005 & Prior	1,243	8	24	12	7	1,294	1,481

Total commercial mortgage-backed securities	$2,215	$62	$24	$12	$7	$2,320	$2,407

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$8,992	$434	$92	$9,334	$7,836	$313	$93	$8,056
2	2,565	210	23	2,752	2,768	160	44	2,884

Subtotal High or Highest Quality Securities	11,557	644	115	12,086	10,604	473	137	10,940
3	294	5	31	268	329	12	30	311
4	150	1	36	115	178	3	35	146
5	54	0	23	31	77	1	30	48
6	72	0	43	29	67	0	41	26

Subtotal Other Securities	570	6	133	443	651	16	136	531

Total Public Fixed Maturities	$12,127	$650	$248	$12,529	$11,255	$489	$273	$11,471

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1) (2)	September 30, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$820	$76	$10	$886	$805	$66	$11	$860
2	3,008	256	17	3,247	2,584	187	10	2,761

Subtotal High or Highest Quality Securities	3,828	332	27	4,133	3,389	253	21	3,621
3	602	31	6	627	656	27	6	677
4	134	3	5	132	98	4	5	97
5	76	0	4	72	54	1	4	51
6	13	0	9	4	23	1	6	18

Subtotal Other Securities	825	34	24	835	831	33	21	843

Total Private Fixed Maturities	$4,653	$366	$51	$4,968	$4,220	$286	$42	$4,464

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	September 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$0	$0	$3	$3	$0	$0
Fixed maturities:
Corporate securities	127	118	110	120	161	150	110	118
Commercial mortgage-backed	161	120	0	0	143	103	0	0
Residential mortgage-backed	203	117	0	0	301	181	0	0
Asset-backed securities	608	566	73	74	636	589	36	37
Foreign government	47	48	0	0	25	25	0	0
U.S. government	4	4	0	0	0	0	0	0

Total fixed maturities	1,150	973	183	194	1,266	1,048	146	155
Equity securities(1)	1,309	1,267	134	131	157	156	1	1
Other	11	11	0	0	12	13	0	0

Total other trading account assets	$2,473	$2,254	$317	$325	$1,438	$1,220	$147	$156

(1)	As of September 30, 2011, perpetual preferred stocks of $1.3 billion ($1.2 billion Financial Services Businesses, $0.1 billion Closed Block Business) were reclassified from “Equity securities, available for sale.” Prior periods were not restated.

As of September 30, 2011, on an amortized cost basis 82% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 10% have BBB and the remaining 8% have BB and below credit ratings. As of September 30, 2011, on an amortized cost basis 46% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 54% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2011 and December 31, 2010, we held approximately 9% and 11%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $357 million and $435 million allowance for losses as of September 30, 2011 and December 31, 2010, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Commercial and agricultural mortgage loans	$21,485	$9,164	$19,796	$8,608
Uncollateralized loans	2,040	0	1,467	0
Residential property loans	1,075	1	891	1
Other collateralized loans	72	0	80	0

Total commercial mortgage and other loans(1)	$24,672	$9,165	$22,234	$8,609

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $69 million and $75 million of collateralized consumer loans and $0 million and $4 million of loans collateralized by aviation assets as of September 30, 2011 and December 31, 2010, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders are actively originating loans on the highest quality properties in primary markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For certain property types, the market fundamentals are stabilizing to slightly improving, while other property types have farther to go in this recovery. In addition, the commercial banks are active and there has been new loan origination activity by securitization lenders. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. While there is still weakness in commercial real estate fundamentals that are dependent on employment recovery, delinquency rates on our commercial mortgage loans remain relatively stable. For additional information see “—Realized Investment Gains and Losses.”

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	September 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,097	33.0%	$3,180	34.7%	$5,845	29.5%	$2,861	33.2%
South Atlantic	4,545	21.1	1,838	20.1	4,612	23.3	1,739	20.2
Middle Atlantic	3,203	14.9	2,057	22.4	3,122	15.8	1,959	22.8
East North Central	1,628	7.6	338	3.7	1,607	8.1	356	4.1
West South Central	1,618	7.5	716	7.8	1,541	7.8	676	7.9
Mountain	1,181	5.5	380	4.1	1,081	5.5	358	4.2
New England	614	2.9	275	3.0	623	3.1	269	3.1
West North Central	523	2.4	180	2.0	516	2.6	183	2.1
East South Central	312	1.5	149	1.6	317	1.6	156	1.8

Subtotal-U.S	20,721	96.4	9,113	99.4	19,264	97.3	8,557	99.4
Asia	463	2.2	0	0.0	224	1.1	0	0.0
Other	301	1.4	51	0.6	308	1.6	51	0.6

Total commercial and agricultural mortgage loans	$21,485	100.0%	$9,164	100.0%	$19,796	100.0%	$8,608	100.0%

	September 30, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial buildings	$5,045	23.5%	$1,889	20.6%	$4,627	23.4%	$1,910	22.2%
Retail stores	4,604	21.4	2,128	23.2	4,276	21.6	1,938	22.5
Office buildings	4,048	18.9	2,214	24.1	3,676	18.5	1,900	22.1
Apartments/Multi-Family	3,489	16.2	1,373	15.0	3,004	15.2	1,321	15.3
Other	1,873	8.7	446	4.9	1,882	9.5	452	5.3
Agricultural properties	1,358	6.3	684	7.5	1,205	6.1	680	7.9
Hospitality	1,068	5.0	430	4.7	1,126	5.7	407	4.7

Total commercial and agricultural mortgage loans	$21,485	100.0%	$9,164	100.0%	$19,796	100.0%	$8,608	100.0%

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

As of September 30, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.81 times, and a weighted average loan-to-value ratio of 61%. As of September 30, 2011, approximately 97% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of September 30, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.82 times and a weighted average loan-to-value ratio of 56%. As of September 30, 2011, over 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2011, the weighted average debt service coverage ratio was 2.16 times and the weighted average loan-to-value ratio was 55%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.8 billion and $0.6 billion of such loans as of September 30, 2011 and December 31, 2010, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.3 billion and $0.2 billion of such loans as of September 30, 2011 and December 31, 2010, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2011, there are $7 million of loan-specific reserves related to these loans attributable to the Financial Services Businesses and no reserves attributable to the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$3,273	$579	$1,076	$1,080	$293	$103	$6,404
50%-59.99%	1,432	502	669	458	151	83	3,295
60%-69.99%	1,353	1,079	1,474	1,466	549	205	6,126
70%-79.99%	321	183	623	1,102	563	604	3,396
80%-89.99%	0	0	166	338	435	385	1,324
90%-100%	19	0	0	73	88	303	483
Greater than 100%	0	75	17	14	2	349	457

Total commercial and agricultural mortgage loans	$6,398	$2,418	$4,025	$4,531	$2,081	$2,032	$21,485

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,798	$437	$553	$435	$162	$84	$3,469
50%-59.99%	592	120	277	295	21	52	1,357
60%-69.99%	295	357	689	679	197	131	2,348
70%-79.99%	187	0	342	490	307	304	1,630
80%-89.99%	0	0	0	77	3	139	219
90%-100%	0	0	0	23	0	13	36
Greater than 100%	0	0	0	0	7	98	105

Total commercial and agricultural mortgage loans	$2,872	$914	$1,861	$1,999	$697	$821	$9,164

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of September 30, 2011.

Commercial and Agricultural Mortgage Loans by Year of Origination

	September 30, 2011
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2011	$3,300	15.4%	$1,136	12.4%
2010	3,318	15.4	1,090	11.9
2009	1,515	7.1	492	5.4
2008	2,942	13.7	1,132	12.4
2007	3,975	18.5	1,552	16.9
2006 and prior	6,435	29.9	3,762	41.0

Total commercial and agricultural mortgage loans	$21,485	100.0%	$9,164	100.0%

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

Commercial Mortgage and Other Loans—Financial Services Businesses

	September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,044	$0	$0	$0	$0	$0	$5,044
Retail	4,597	2	0	0	5	7	4,604
Office	4,035	5	8	0	0	13	4,048
Apartments/Multi-Family	3,471	0	0	0	19	19	3,490
Hospitality	1,009	0	0	0	59	59	1,068
Other	1,837	7	0	0	29	36	1,873

Total commercial mortgage loans	19,993	14	8	0	112	134	20,127

Agricultural property loans	1,326	0	0	0	32	32	1,358
Residential property loans	1,029	16	7	0	23	46	1,075
Other collateralized loans	72	0	0	0	0	0	72
Uncollateralized loans	2,040	0	0	0	0	0	2,040

Total	$24,460	$30	$15	$0	$167	$212	$24,672

Commercial Mortgage and Other Loans—Closed Block Business

	September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,889	$0	$0	$0	$0	$0	$1,889
Retail	2,128	0	0	0	0	0	2,128
Office	2,214	0	0	0	0	0	2,214
Apartments/Multi-Family	1,373	0	0	0	0	0	1,373
Hospitality	430	0	0	0	0	0	430
Other	446	0	0	0	0	0	446

Total commercial mortgage loans	8,480	0	0	0	0	0	8,480

Agricultural property loans	685	0	0	0	0	0	685
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,165	$0	$0	$0	$0	$0	$9,165

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,627	$0	$0	$0	$0	$0	$4,627
Retail	4,213	58	0	0	5	63	4,276
Office	3,655	21	0	0	0	21	3,676
Apartments/Multi-Family	3,003	0	0	0	1	1	3,004
Hospitality	1,029	11	10	0	76	97	1,126
Other	1,829	17	0	0	36	53	1,882

Total commercial mortgage loans	18,356	107	10	0	118	235	18,591

Agricultural property loans	1,174	1	0	0	30	31	1,205
Residential property loans	847	20	3	0	21	44	891
Other collateralized loans	78	0	0	0	2	2	80
Uncollateralized loans	1,467	0	0	0	0	0	1,467

Total	$21,922	$128	$13	$0	$171	$312	$22,234

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,910	$0	$0	$0	$0	$0	$1,910
Retail	1,934	4	0	0	0	4	1,938
Office	1,900	0	0	0	0	0	1,900
Apartments/Multi-Family	1,321	0	0	0	0	0	1,321
Hospitality	399	0	0	0	8	8	407
Other	436	0	0	0	16	16	452

Total commercial mortgage loans	7,900	4	0	0	24	28	7,928

Agricultural property loans	680	0	0	0	0	0	680
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,581	$4	$0	$0	$24	$28	$8,609

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Allowance, beginning of year	$333	$102	$410	$124
Addition to/(release of) allowance for losses	(43)	(23)	(78)	(22)
Charge-offs, net of recoveries	(15)	0	(1)	0
Change in foreign exchange	3	0	2	0

Allowance, end of period	$278	$79	$333	$102

As of September 30, 2011, the $278 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $98 million related to loan specific reserves and $180 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $333 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $143 million related to loan specific reserves and $190 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of September 30, 2011, the $79 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $7 million related to loan specific reserves and $72 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $102 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $85 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	September 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$0	$0	$0	$0	$249	$19	$14	$254
Non-redeemable preferred stocks	2	1	0	3	9	4	0	13
Mutual fund common stocks(2)	1,684	365	8	2,041	1,592	462	0	2,054
Other common stocks	2,509	95	188	2,416	1,267	112	44	1,335

Total public equity	4,195	461	196	4,460	3,117	597	58	3,656

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	449	15	16	448
Non-redeemable preferred stocks	44	1	0	45	15	0	5	10
Common stock	30	17	3	44	12	10	1	21

Total private equity(3)	74	18	3	89	476	25	22	479

Total equity	$4,269	$479	$199	$4,549	$3,593	$622	$80	$4,135

(1)	As of September 30, 2011, perpetual preferred stocks of $1.2 billion were reclassified to “Other Trading Account Assets.” Prior periods were not restated.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	September 30, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$0	$0	$0	$0	$133	$11	$4	$140
Non-redeemable preferred stocks	2	0	0	2	0	0	0	0
Common stock	2,788	381	282	2,887	2,725	759	37	3,447

Total public equity	2,790	381	282	2,889	2,858	770	41	3,587

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	11	1	0	12	6	0	0	6
Common stock	0	0	0	0	0	0	0	0

Total private equity	11	1	0	12	6	0	0	6

Total equity	$2,801	$382	$282	$2,901	$2,864	$770	$41	$3,593

(1)	As of September 30, 2011, perpetual preferred stocks of $0.1 billion were reclassified to Other Trading Account Assets. Prior periods were not restated.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$945	$52	$108	$2
Three months or greater but less than six months	425	32	226	13
Six months or greater but less than nine months	127	10	269	19
Nine months or greater but less than twelve months	5	1	20	3
Greater than twelve months(2)	0	0	302	18

Total	$1,502	$95	$925	$55

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of December 31, 2010. As of September 30, 2011, perpetual preferred stocks were reclassified to “Other Trading Account Assets.” Prior periods were not restated.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$351	$89	$13	$4
Three months or greater but less than six months	38	14	24	8
Six months or greater but less than nine months	0	0	2	1
Nine months or greater but less than twelve months	3	1	1	1
Greater than twelve months(2)	0	0	24	11

Total	$392	$104	$64	$25

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of December 31, 2010. As of September 30, 2011, perpetual preferred stocks were reclassified to “Other Trading Account Assets.” Prior periods were not restated.

The gross unrealized losses as of September 30, 2011, were primarily concentrated in the manufacturing, other and finance sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the finance and public utilities sectors. Gross unrealized losses attributable to the Financial

Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $104 million as of September 30, 2011 also include $1 million of gross unrealized losses on securities with amortized cost of $2 million where the estimated fair value had declined and remained below cost by 50% or more, of which $1 million was included in the less than three months timeframe. Included in December 31, 2010 amounts above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$775	$67	$253	$10
Three months or greater but less than six months	231	27	76	4
Six months or greater but less than nine months	20	3	107	9
Nine months or greater but less than twelve months	2	0	56	4
Greater than twelve months(2)	0	0	32	4

Total	$1,028	$97	$524	$31

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of December 31, 2010. As of September 30, 2011, perpetual preferred stocks were reclassified to “Other Trading Account Assets.” Prior periods were not restated.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	September 30, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$592	$178	$12	$3
Three months or greater but less than six months	17	8	11	3
Six months or greater but less than nine months	1	0	10	4
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$610	$186	$33	$10

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2011, were primarily concentrated in the manufacturing and finance sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the services, manufacturing, and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $186 million as of September 30, 2011 does not includes any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $40 million and $6 million for the three months ended September 30, 2011, and 2010, respectively, and $85 million and $77 million for the nine months ended September 30, 2011, and 2010, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $19 million for the three months ended September 30, 2011, and 2010, respectively, and $16 million and $24 million for the nine months ended September 30, 2011, and 2010, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$348	$377	$163	$361
Non-real estate-related	1,860	1,247	1,070	1,162
Real estate held through direct ownership(1)	1,994	10	1,141	1
Other(2)	241	350	614	58

Total other long-term investments	$4,443	$1,984	$2,988	$1,582

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	September 30, 2011	December 31, 2010
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$2,024	$2,046
Private, available for sale, at fair value	80	75
Other trading account assets, at fair value	3,983	2,849
Equity securities, available for sale, at fair value	12	13
Commercial mortgage and other loans, at book value(1)	921	1,423
Other long-term investments	1,476	1,601
Short-term investments	1,567	435

Total investments	$10,063	$8,442

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	September 30, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
	AAA	AA	A	BBB	BB and below
				(in millions)
Industry(1)
Residential Mortgage-Backed	$988	$0	$6	$0	$11	$1,005	$1,050
Asset-Backed Securities	220	26	2	18	29	295	308
Commercial Mortgage-Backed	157	23	0	15	6	201	207
Corporate Securities	28	60	258	84	0	430	465
U.S. Government	45	18	0	0	0	63	72
State & Municipal	0	0	1	0	0	1	1
Foreign Government	1	0	0	0	0	1	1

Total	$1,439	$127	$267	$117	$46	$1,996	$2,104

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations used in a non-dealer capacity. The positions maintained by our derivatives trading operations are used to manage interest rate, currency, credit and equity exposures in our insurance, investment and international businesses, and treasury operations.

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of September 30, 2011, all of which have AAA credit ratings. An additional $31 million of asset-backed securities held outside the general account as of September 30, 2011 are classified as other trading account assets, and all have AAA credit ratings.

Commercial mortgage and other loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. As of September 30, 2011 and December 31, 2010, the interim loans had an unpaid principal balance of $0.7 billion and $1.3 billion, respectively, and an allowance for losses or credit related market value losses totaling $43 million and $168 million, respectively. The weighted average loan-to-value ratio was 96% as of September 30, 2011 and 108% as of December 31, 2010, and the weighted average debt service coverage ratio was 1.51 times as of September 30, 2011 and 1.24 times as of December 31, 2010. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of September 30, 2011, we also hold $57 million of commercial real estate held for sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

	September 30, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
General Account
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$9,002	$3,782	$8,671	$3,779
Trading Account Assets Supporting Insurance Liabilities	2,320	0	2,407	0
Other Trading Account Assets	120	0	103	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(1)	21,485	9,164	19,796	8,608
Real estate-related joint ventures and limited partnerships(2)	348	377	163	361
Real estate held through direct ownership(3)	1,994	10	1,141	1

Other Entities and Operations(4)
Commercial Mortgage-Backed Securities, at fair value:
Fixed Maturity Securities	$207	$0	$167	$0
Other Trading Account Assets	0	0	0	0
Commercial and Agricultural Mortgage Loans, at gross carrying value(5)	921	0	1,420	0
Real estate-related joint ventures and limited partnerships(2)	399	0	534	0
Real estate held through direct ownership(3)	572	0	517	0

(1)	Carrying value is generally based on unpaid principal balance. Amounts are shown gross of allowance for losses of $278 million and $79 million as of September 30, 2011 and $283 million and $102 million as of December 31, 2010, attributable to the Financial Services Businesses and the Closed Block Business, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.
(2)	Balances accounted for under either the cost or equity method and include all real estate-related exposures, net of impairments.
(3)	Represents wholly-owned investment real estate which we have the intent to hold for the production of income as well as real estate held for sale. Real estate which we have the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such.
(4)	Includes invested assets of brokerage, trading and banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet.
(5)	Carrying value is generally based on unpaid principal balance, the lower of cost or fair value, or fair value. Amounts are shown gross of allowance for losses of $33 million and $120 million as of September 30, 2011 and December 31, 2010, respectively. Commercial and agricultural mortgage loans are shown net of the allowance for losses on the statement of financial position.

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

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

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

Sale of the Global Commodities Business to Jefferies Group, Inc.

On July 1, 2011, we completed the sale of our Global Commodities Business to Jefferies Group, Inc., or Jefferies, and received cash proceeds of $422 million, which includes a final purchase price true-up of $2 million received post-closing on October 21, 2011. Of the total sale proceeds, $415 million was received by Prudential Securities Group LLC, a subsidiary of Prudential Insurance and the former parent company of the Global Commodities’ U.S. and U.K. based entities. The remaining proceeds were received by Pramerica Hong Kong Holdings Limited, the former parent company of the Bache Hong Kong-based business. In addition, immediately prior to closing, Prudential Bache Commodities, LLC paid a dividend of $112 million to Prudential Securities Group. On September 30, 2011, Prudential Securities Group distributed $500 million to Prudential Insurance.

In the ordinary course of business, Prudential Financial provided guarantees of the obligations of the Global Commodities Business under commodity, financial and foreign exchange futures, swap and forward contracts. As of September 30, 2011, our exposure under these guarantees was approximately $193 million. We have agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify us for any amounts payable under the guarantees and, under certain conditions, to provide collateral for such obligation. In addition, to maintain continuity of funding for the Global Commodities Business, we provided a line of credit to certain of the transferred Global Commodities subsidiaries for a period of 90 days following the closing in an amount of up to $1 billion. This line of credit was paid off and terminated on September 16, 2011.

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

The primary uses of funds at Prudential Financial include servicing our debt, the payment of declared shareholder dividends, operating expenses and capital contributions and obligations to subsidiaries, as well as repurchases of outstanding shares of Common Stock, if executed under Board authority.

As of September 30, 2011, Prudential Financial had cash and short-term investments of $6,060 million, a decrease of $612 million from December 31, 2010, primarily resulting from the funding of a portion of the purchase price for the acquisition of the Star and Edison Businesses. Included in the cash and short-term investments of Prudential Financial is $1,107 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1,069 million, consisting primarily of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Nine Months Ended September 30, 2011
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,212
Proceeds from the issuance of long-term senior debt	792
Net receipts under intercompany loan agreements(2)	677
Repayment of funding agreements from Prudential Insurance	433
Proceeds from stock-based compensation and exercise of stock options	204
Proceeds from short-term debt, net of repayments	7

Total sources	4,325

Uses:
Capital contributions to subsidiaries(3)	836
Capital transactions to fund Star and Edison acquisition	2,922
Share repurchases	695
Repayment of retail medium-term notes	115
Shareholder dividends	51
Other, net	318

Total uses	4,937

Net decrease in cash and short-term investments	$612

(1)	Includes dividends and/or returns of capital of $1,073 million from Prudential Insurance, $270 million from Prudential Annuities Life Assurance Corporation, $444 million from international insurance and investment subsidiaries, $347 million from asset management subsidiaries and $78 million from other subsidiaries.
(2)	Includes net repayments of $434 million by our asset management subsidiaries, $320 million by Prudential Securities Group (previously supporting the global commodities business) and $100 million by Prudential Arizona Reinsurance Term Company (previously funding statutory reserves required under Regulation XXX, partially offset by net borrowings of $250 million by Pruco Life Insurance Company. The remainder represents net borrowings by other subsidiaries.
(3)	Includes capital contributions of $739 million to international insurance and investment subsidiaries, $52 million to asset management subsidiaries and $45 million to an investment subsidiary.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of September 30, 2011, 14.8 million shares of our common stock were repurchased under this authorization at a total cost of $750 million. The timing and amount of any additional share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of September 30, 2011, the Financial Services Businesses had $42.6 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of September 30, 2011.

September 30, 2011
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$31,954
Junior subordinated debt (i.e., hybrid securities)	1,519
Capital debt	9,105

Total capital	$42,578

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of September 30, 2011, our capital debt to total capital ratio was 24.1%. The terms of our outstanding junior subordinated debt have certain features that result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2010, Prudential Insurance’s unassigned surplus was $4,224 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $1,499 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2010 was $8,364 million and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2010 was $1,127 million. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s.

On May 16, 2011, Prudential Insurance paid an ordinary dividend of $527 million and an extraordinary dividend of $704 million to its parent, Prudential Holdings, LLC, of which $1,073 million was then paid to Prudential Financial. In October 2011, Prudential Insurance requested the prior approval of the Department for the payment of an additional extraordinary dividend of up to $500 million. Prudential Annuities Life Assurance Corporation, or PALAC, paid a dividend of $270 million to Prudential Financial in June 2011. In October 2011, PALAC also has requested the prior approval of the Connecticut Department of Insurance for the payment of additional ordinary and extraordinary dividends of up to $342 million. However, in each case, there is no assurance that the applicable insurance regulator will approve the extraordinary dividends, and the actual payment of any dividends is subject to declaration by the applicable Boards of Directors and could be impacted by market conditions and other factors.

On September 20, 2011, Prudential of Japan paid a dividend of ¥16 billion to its parent, Prudential Holdings of Japan, of which ¥14.6 billion was ultimately sent to Prudential Financial.

As a result of Gibraltar Life’s reorganization in 2001, in addition to regulatory restrictions, there are certain other restrictions that preclude Gibraltar Life from paying common stock dividends to Prudential Financial. After the merger of Gibraltar, Star and Edison, we anticipate that the merged entity will be able to pay common stock dividends, subject to legal and regulatory restrictions. However, we do not anticipate paying common stock dividends for several years because we have the ability to return capital to Prudential Financial through other means such as the repayment of obligations of Gibraltar or the Star and Edison Businesses held by Prudential Financial and its affiliates. In August 2011, Gibraltar repaid ¥24 billion of subordinated debt held by an intermediate holding company, of which ¥9 billion was used to repay a loan from Prudential Insurance and the remainder was sent to Prudential Financial.

The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint but can be affected by market conditions and other factors.

See “Liquidity and Capital Resources of Subsidiaries” below for additional details on the liquidity of our domestic insurance subsidiaries, international insurance subsidiaries and asset management subsidiaries.

Alternative Sources of Liquidity

Prudential Financial maintains an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Depending on the overall availability of cash, Prudential Financial invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to bank facilities, as discussed under “—Credit Facilities,” as well as the alternative sources of liquidity described below.

Commercial Paper Programs

Prudential Financial has a commercial paper program with an authorized issuance capacity of $3.0 billion. Commercial paper borrowings under this program generally have been used to fund the working capital needs of our subsidiaries and to provide short-term liquidity at Prudential Financial. As of September 30, 2011, Prudential Financial’s outstanding commercial paper borrowings were $290 million, representing an increase of $7 million from December 31, 2010. As of September 30, 2011, the weighted average maturity of Prudential Financial’s outstanding commercial paper was 47 days, of which 43% was overnight. The daily average commercial paper outstanding for the nine months ended September 30, 2011 under this program was $306 million. The weighted average interest rate on these borrowings was 0.38% and 0.42% for the nine months ended September 30, 2011 and 2010, respectively.

Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program with an authorized issuance capacity of $7.0 billion. Commercial paper borrowings under this program have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the NJDOBI. As of September 30, 2011, Prudential Funding’s outstanding commercial paper borrowings were $988 million, representing an increase of $114 million from December 31, 2010. The majority of the proceeds from outstanding commercial paper were utilized to fund the working capital needs of our affiliates and short-term cash flow timing mismatches. As of September 30, 2011, the weighted average maturity of Prudential Funding’s outstanding commercial paper was 20 days, of which 53% was overnight. The daily average commercial paper outstanding for the nine months ended September 30, 2011 under this program was $1,070 million. The weighted average interest rates on these borrowings were 0.21% and 0.31% for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.1 billion. These facilities can be used as backup liquidity for our commercial paper programs or for other general corporate purposes. There were no outstanding borrowings under these facilities as of September 30, 2011 or as of the date of this filing. For a further description of these lines of credit, see “—Credit Facilities.”

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

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Liabilities Under Asset-based or Secured Financing Programs

	September 30, 2011			December 31, 2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
			(in millions)
Securities sold under agreements to repurchase	$2,555	$3,679	$6,234	$2,557	$3,328	$5,885
Cash collateral for loaned securities	2,334	855	3,189	1,614	557	2,171
Securities sold but not yet purchased	5	0	5	1	0	1

Total(1)	$4,894	$4,534	$9,428	$4,172	$3,885	$8,057

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,634	$3,077	$6,711	$2,581	$2,446	$5,027
Weighted average maturity, in days(2)	36	32		14	24

(1)	The daily weighted average outstanding for the three and nine months ended September 30, 2011 was $5,545 million and $4,797 million, respectively, for the Financial Services Businesses and $4,712 million and $4,278 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

In addition, as of September 30, 2011, our Financial Services Businesses and Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $18 million and $537 million, respectively, of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of September 30, 2011, our domestic insurance entities had assets eligible for the lending program of $81.4 billion, of which $9.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2011, we believe approximately $28.2 billion of the remaining eligible assets are readily lendable, of which approximately $19.3 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints. Further, changes in market conditions can affect the ability to lend the available assets.

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

As of September 30, 2011, we had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $1.0 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of September 30, 2011.

As of September 30, 2011, $275 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2011 and the remaining $725 million is in “Long-term debt” and matures in December 2015. As of September 30, 2011, $650 million of the outstanding FHLBNY proceeds were used to support the operating needs of our businesses, and $350 million were used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock, and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of September 30, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.4 billion.

Prudential Bank & Trust, FSB is also a member of FHLBB. As of September 30, 2011, Prudential Bank & Trust, FSB had no advances outstanding under this facility.

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

Cash Flow

The principal sources of liquidity for Prudential Insurance and our other domestic insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

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

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$40,953	48%	$37,505	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	22,028	26	21,105	26
At market value	2,113	2	1,876	2
At contract value, less surrender charge of 5% or more	2,162	3	2,471	3

Subtotal	67,256	79	62,957	78
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,701	21	17,404	22

Total annuity reserves and deposit liabilities	$84,957	100%	$80,361	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity, and public equity securities. As of September 30, 2011 and December 31, 2010, our domestic insurance operations had liquid assets of $145.9 billion and $138.5 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.6 billion and $5.8 billion as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, $125.9 billion, or 92.5%, of the fixed maturity investments that are not designated as held-to-maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $10.1 billion, or 7.5%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of 533% as of December 31, 2010. The RBC ratio is an annual calculation; however, based upon September 30, 2011 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of our Capital Protection Framework, we developed a broad view of the impact of market distress on the statutory capital of the Company. Beginning in the second quarter of 2010, we have entered into equity index-linked derivative transactions that are designed to mitigate the impact of a severe equity market stress event on statutory capital. The program focuses on tail risk to protect our capital in a cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through our hedging programs, as described under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” In our living benefits hedging program, we purchase interest rate derivatives and equity options and futures to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe that the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. Our new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions. We add a credit spread to the GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds, which support these living benefits, are invested in assets that contain risk. We also adjust our volatility assumptions to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, as we believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. We evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing market conditions. The GAAP/capital markets valuation framework underlying our hedge target assumes that current interest rate levels remain unchanged for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because the hedging decision was based on the overall capital considerations of the Company, the corresponding impact on results is reported within Corporate and Other operations. “Realized investment gains (losses), net, and related adjustments” includes a pre-tax loss of $1,428 million reflected within the Corporate and Other operations in the third quarter of 2011 resulting from our decision to temporarily hedge to a different target and the decline in interest rates during the quarter. Through our Capital Protection Framework, we have access to contingent capital in order to meet any capital needs arising from this strategy.

We reinsure variable annuity living benefit guarantees to a captive reinsurance company. We satisfy the reinsurance reserve credit requirements by funding statutory reserve credit trusts. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. Lower equity markets and interest rates in the third quarter of 2011 led to an increase in our need to fund the captive reinsurance trusts by an amount of $1,047 million primarily relating to business sold by Prudential Annuities Life Assurance Corporation, as well as business sold by Pruco Life Insurance Company of New Jersey. We expect to satisfy this funding requirement with available cash, loans from Prudential Financial and/or affiliates and assets pledged to the captive reinsurance company under hedging positions related to our living benefit features. We also continue to evaluate other options to address reserve credit needs such as obtaining letters of credit.

As of July 1, 2011, our offshore captive reinsurance company was redomiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011 the assets that support the statutory reserve credits for business reinsured to the captive from our Arizona domiciled life insurance company, Pruco Life Insurance Company, are not required to be held in a trust.

In October 2011, we established a new reinsurance arrangement with our captive reinsurance company domiciled in New Jersey, whereby the New Jersey captive reinsures 90% of the short-term risks under the policies in Prudential Insurance’s Closed Block. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The new reinsurance arrangement is intended to alleviate the short-term surplus volatility within Prudential Insurance resulting from the Closed Block, including volatility caused by the impact of any unrealized mark-to-market losses or realized credit losses within the investment portfolio of the Closed Block.

In connection with the new Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under the letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that the likelihood of any draw under the letter of credit is remote. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $19.0 billion, based on U.S. GAAP stockholders’ equity, excluding accumulated other comprehensive income (loss).

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

Star and Edison solvency margin ratios at acquisition were in excess of our solvency margin targets and will continue to be managed to capitalization levels consistent with our “AA” ratings targets. We believe the liquidity profiles of Star and Edison are sufficient to meet their obligations, including under reasonably foreseeable stress scenarios. We expect to further enhance the capital profile of Star and Edison by repositioning their asset portfolios to reduce risk by using an asset profile similar to Gibraltar’s. We expect to substantially complete the repositioning by year-end 2011.

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

	September 30, 2011					December 31, 2010
	Prudential of Japan	Gibraltar Life	Star and Edison Businesses	All Other(1)	Total
			(in billions)
Cash and short-term investments	$1.1	$2.1	$2.2	$0.2	$5.6	$2.7
Fixed maturity investments:
High or highest quality(2)	28.1	42.6	39.1	8.0	117.8	68.2
Other than high or highest quality	0.3	0.9	0.7	0.0	2.1	1.0

Subtotal	28.4	43.5	39.8	8.0	119.9	69.2

Total	$29.5	$45.6	$42.0	$8.2	$125.5	$71.9

(1)	Represents our international insurance operations, excluding Japan.
(2)	Of the $117.8 billion of fixed maturity investments that are not designated as held to maturity and considered high or highest quality as of September 30, 2011, $78.5 billion, or 67%, were invested in government or government agency bonds.

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

	September 30, 2011	December 31, 2010
	(in billions)
Prudential of Japan	$35.7	$32.2
Gibraltar Life	51.6	42.1
Star and Edison Businesses	45.6	0.0
All other international insurance subsidiaries	8.2	10.1

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$141.1	$84.4

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of September 30, 2011 and December 31, 2010. Additionally, we believe that the individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar denominated investments held on the books of these yen-based entities. A portion of these U.S. dollar denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2011, Prudential Financial funded $292 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of September 30, 2011, the market value of the internal hedges was a liability of $1,189 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of September 30, 2011, the $1,189 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years, and would require additional liquidity and capital to fund contributions from Prudential Financial to our subsidiaries. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher capital and liquidity needs to fund the net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge the equity investments in certain subsidiaries and future income of most foreign subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2011, Prudential Financial paid $112 million of net cash flows for international insurance-related external hedge settlements. As of September 30, 2011, the net liability related to external foreign currency hedges was $597 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of all of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies.

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

On July 1, 2011, we completed the sale of our Global Commodities Business to Jefferies Group, Inc. for cash proceeds of $422 million. For more information regarding the transaction, see “—Sale of the Global Commodities Business to Jefferies Group, Inc.” above.

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

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $150 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of September 30, 2011.

Certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, Prudential Insurance, on behalf of these separate accounts, may contractually agree to various funding commitments which may include, among other things, commitments to purchase real estate, to invest in real estate partnerships (both existing and to-be-formed) to acquire or develop real estate, and/or to fund additional construction or other expenditures on previously-acquired real estate investments. Certain commitments to purchase real estate are contingent on the developer’s development of the property according to plans and specifications outlined in a pre-sale agreement or the completed property achieving a certain level of leasing. These contractual commitments are typically entered into by Prudential Insurance on behalf of the particular separate account. Real estate investments that are acquired for a separate account are titled either in the name of Prudential Insurance or an LLC subsidiary specifically formed to hold title. In certain cases, the commitments specify that Prudential Insurance’s recourse liability for the obligation is limited to the assets of the separate account.

At September 30, 2011 and December 31, 2010, total outstanding purchase commitments related to such separate account activity were $3.9 billion and $5.3 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last nine months was primarily driven by the satisfaction of outstanding debt commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of September 30, 2011. Off-balance sheet commitments include capital commitments and commitments with respect to properties that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied conditions to funding of the commitments.

	Contractual Maturity Date
	Remaining 2011	2012	After 2012	Total
		(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$224	$384	$9	$617
Recourse limited to assets of separate accounts	260	364	166	790

Total Off-Balance Sheet Commitments	484	748	175	1,407

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	203	421	108	732
Recourse limited to assets of separate accounts	675	1,079	42	1,796

Total On-Balance Sheet Commitments	878	1,500	150	2,528

Total Commitments	$1,362	$2,248	$325	$3,935

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $250 million. As of September 30, 2011, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of September 30, 2011, these separate account portfolios had combined gross and net asset values of $28 billion and $16 billion, respectively.

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

As of September 30, 2011 and December 31, 2010, our asset management subsidiaries had cash and cash equivalents and short-term investments of $947 million and $805 million, respectively.

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

As of September 30, 2011 and December 31, 2010, total short- and long-term debt of the Company on a consolidated basis was $26.8 billion and $25.6 billion, respectively, which as shown below, includes $18.2 billion and $17.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated.

	September 30, 2011	December 31, 2010
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$290	$283
Current portion of long-term debt	1,341	486

Total general obligation short-term debt	1,631	769

General obligation long-term debt:
Senior debt	12,517	12,654
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,552	2,668

Total general obligation long-term debt	16,588	16,841

Total borrowings	$18,219	$17,610

The following table presents, as of September 30, 2011, Prudential Financial’s contractual maturities of its general obligation long-term debt.

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- term Notes
	(in millions)
2012	$0	$0	$3
2013	1,581	0	165
2014	1,473	0	80
2015	2,148	0	81
2016 and thereafter	7,315	1,519	2,223

Total	$12,517	$1,519	$2,552

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of September 30, 2011 approximately $8.6 billion remained available. On May 12, 2011 Prudential Financial issued $500 million of 3.0% notes due May 2016 and $300 million of 5.625% notes due May 2041 under the Medium-Term Notes, Series D program, proceeds from which were used to fund operating loans to our businesses and for other general corporate purposes. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.26% and 5.21% for the nine months ended September 30, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of September 30, 2011 approximately $2.9 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.85% and 5.78% for the nine months ended September 30, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets improve, we may resume new issuances under the program.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of September 30, 2011, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	September 30, 2011	December 31, 2010
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,899	$1,982

General obligation long-term debt:
Senior debt	15,786	15,517
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,142
Other(4)	725	725

Total general obligation long-term debt	22,170	21,903

Total general obligations	25,069	23,885

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	26,819	25,635

Total asset-based financing	9,428	8,057

Total borrowings and asset-based financings	$36,247	$33,692

(1)	As of both September 30, 2011 and December 31, 2010, includes $0.3 billion of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both September 30, 2011 and December 31, 2010, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million and $942 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of September 30, 2011, the $4.1 billion of surplus notes outstanding is net of $250 million of assets under set-off arrangements, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of offset exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both September 30, 2011 and December 31, 2010, the $1.75 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $3.2 billion and $3.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2011 and December 31, 2010, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both September 30, 2011 and December 31, 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $1.2 billion from December 31, 2010 to September 30, 2011, primarily reflecting issuances of medium-term notes and the assumption of Star and Edison debt. In conjunction with the acquisition of Star and Edison, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion has no stated maturity date. At September 30, 2011, the carrying value of this debt was $521 million.

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

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	September 30, 2011	December 31, 2010
	(in millions)
General obligations:
Capital debt(1)	$10,624	$8,763
Investment-related	9,787	9,569
Securities business-related	1,030	2,230
Specified other businesses	3,628	3,323

Total general obligations	25,069	23,885
Limited and non-recourse debt(2)	1,750	1,750

Total borrowings	$26,819	$25,635

Short-term debt	$2,899	$1,982
Long-term debt	23,920	23,653

Total borrowings	$26,819	$25,635

Borrowings of Financial Services Businesses	$25,069	$23,885
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$26,819	$25,635

(1)	Includes $1,519 million of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both September 30, 2011, and December 31, 2010, $1,750 million of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of September 30, 2011, the Company’s contractual maturities of its long-term debt.

Long-term Debt
(in millions)
Calendar Year:
2012	$13
2013	1,825
2014	2,063
2015	3,159
2016 and thereafter	16,860

Total	$23,920

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

In 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3.0 billion of ten-year floating rate surplus notes for the purpose of financing reserves required under Regulation XXX. Total outstanding notes under this facility were $2.7 billion as of September 30, 2011. In 2007, another subsidiary of Prudential Insurance issued $500 million of 45-year floating rate surplus notes to unaffiliated financial institutions for the purpose of financing reserves required under Guideline AXXX. In connection with each of these financing arrangements, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes as necessary to maintain the capital of such subsidiary at or above a prescribed minimum level. Also in each case, concurrent with the issuance of the surplus notes, Prudential Financial entered into arrangements (which are accounted for as derivative instruments) that require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of September 30, 2011, there were no collateral postings made under these derivative instruments.

In March 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $500 million of ten-year fixed rate surplus notes for the purpose of financing reserves required under Regulation XXX. At September 30, 2011, $250 million of surplus notes were outstanding under this facility. Under the agreement, the subsidiary issuer received a debt security, with a principal amount equal to the outstanding surplus notes, which is redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt security are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for investment losses in excess of specified amounts. In September 2011, another subsidiary of Prudential Insurance issued a $1.5 billion surplus note to an affiliate to finance reserves required under Guideline AXXX.

Surplus notes issued under each of the facilities described above are subordinated to policyholder obligations, and the payment of interest and principal on the surplus notes may only be made with prior regulatory approval. As we continue to underwrite term and universal life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, we believe we have sufficient financing resources in place, including the facilities described above, to meet our financing needs under Regulation XXX through the first half of 2012 and under Guideline AXXX through the year 2015, assuming that the volume of new business remains consistent with current sales levels.

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

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of September 30, 2011 and December 31,

2010, the outstanding aggregate principal amount of such notes totaled $3.2 billion and $3.5 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $925 million. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

Credit Facilities

As of September 30, 2011, Prudential Financial, Prudential Insurance and Prudential Funding maintained an aggregate of $4.108 billion of unsecured committed credit facilities. There were no outstanding borrowings under these credit facilities as of September 30, 2011 or as of the date of this filing. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Any borrowings under the credit facilities would mature no later than the respective expiration dates of the facilities and would bear interest at the rates set forth in the applicable credit agreement.

This $4.108 billion of committed credit facilities consists of three separate five-year credit facilities: Prudential Financial, Prudential Insurance and Prudential Funding are parties to a $698 million five-year credit facility that expires in May 2012, which includes 21 financial institutions, and a $2.16 billion credit facility, of which $180 million expires in December 2011 and $1.98 billion expires in December 2012, which includes 19 financial institutions. Separately, Prudential Financial is the sole borrower party to a separate $1.25 billion five-year credit facility that expires in November 2015, which includes 21 financial institutions. Prudential Financial expects to borrow loans under the $1.25 billion facility from time to time for general corporate purposes.

These credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type. Our ability to borrow under the facilities is conditioned on the continued satisfaction of customary conditions, including, for the facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and, in the case of each of the facilities, Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth. For the credit facilities shared by Prudential Financial, Prudential Insurance and Prudential Funding, the minimum level of consolidated net worth of Prudential Financial is $12.5 billion which for this purpose is calculated as U.S. GAAP equity, excluding net unrealized gains and losses on investments. For the credit facility on which Prudential Financial is the sole borrower party, the minimum level of consolidated net worth of Prudential Financial is $19.0 billion, which for this purpose is calculated as U.S. GAAP equity, excluding accumulated other comprehensive income (loss). As of September 30, 2011, Prudential Insurance’s total adjusted capital and Prudential Financial’s consolidated net worth (as defined in the applicable credit agreements) exceeded the minimum amounts required to borrow under the facilities. Our ability to borrow under the facilities is not contingent on our credit ratings nor subject to material adverse change clauses.

The retrospective application of amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts will result in a reduction to Prudential Financial’s total equity under U.S. GAAP. However, we do not expect the new guidance to impact our compliance with the net worth covenants under the credit facilities.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2011 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $81 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.9 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $31 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On October 13, 2011, S&P upgraded the financial strength and long-term counterparty ratings of AIG Edison Life Insurance Company from “A” to “AA-” with a negative outlook. The negative outlook reflects S&P’s outlook on the sovereign debt ratings of Japan.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2011, the United States District Court for the Southern District of New York held a bench trial in Prudential Retirement Insurance Annuity Co. v. State Street Global Advisors to determine whether State Street had violated its fiduciary duty to PRIAC’s clients. A decision has not yet been rendered.

In August 2011, the United States District Court for the District of New Jersey preliminarily approved the class settlement in Bauer v. Prudential Financial, Inc.

In August 2011, Prudential Global Funding filed a claim in the Swiss bankruptcy proceeding of Lehman Brothers Finance, AC, for 220 million Swiss francs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2011, of its Common Stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1, 2011 through July 31, 2011	2,589,040	$61.28	2,489,300
August 1, 2011 through August 31, 2011	4,439,594	$50.64	4,435,000
September 1, 2011 through September 30, 2011	7,906,056	$47.21	7,904,000

Total	14,934,690	$50.67	14,828,300	$750,002,669

(1)	Reflects shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012.

ITEM 6.	EXHIBITS

10.1	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS – XBRL	Instance Document.

101.SCH – XBRL	Taxonomy Extension Schema Document.

101.CAL – XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB – XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE – XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF – XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 4, 2011

EXHIBIT INDEX

10.1	The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011).*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.