Form 10-K
period 2011-12-31
PRUDENTIAL FINANCIAL INC
filed 2012-02-24
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $30.91 billion and 486 million shares of the Common Stock were outstanding. As of January 31, 2012, 468 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2011, and January 31, 2012, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2011.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the acquisition of certain insurance operations in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $901 billion of assets under management as of December 31, 2011, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third party distribution networks. Our principal executive offices are located in Newark, New Jersey.

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses comprises our U.S. Retirement Solutions and Investment Management division, U.S. Individual Life and Group Insurance division, and International Insurance division as well as our Corporate and Other operations. The Closed Block Business comprises the assets and related liabilities of the Closed Block described below and certain related assets and liabilities.

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. As of December 31, 2011, the general account investment portfolio totaled $278.5 billion for the Financial Services Businesses and $66.8 billion for the Closed Block Business. For additional information on our investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments” and Note 4 to the Consolidated Financial Statements.

Prudential Financial has two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE:PRU), reflects the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and does not trade on any exchange, reflects the performance of the Closed Block Business.

Demutualization and Separation of the Businesses

Demutualization

On December 18, 2001, our date of demutualization, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000, as amended, which we refer to as the Plan of Reorganization. On the date of demutualization, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance.

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock, as well as the sale of shares of Class B Stock, a separate class of common stock, through a private placement. In addition, on the date of demutualization, Prudential Holdings, LLC, a wholly-owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes, which we refer to as the IHC debt. A portion of the IHC debt was insured by a bond insurer. Concurrent with the demutualization, various subsidiaries of Prudential Insurance were reorganized, becoming direct or indirect subsidiaries of Prudential Financial.

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 12 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. The long-term risks associated with the policies in the Closed Block are 90% reinsured, including 7% by a wholly-owned subsidiary of Prudential Financial. In 2011, we also reinsured 90% of the short-term risks associated with the Closed Block policies to a wholly-owned subsidiary of Prudential Financial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on the Closed Block reinsurance arrangements.

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses comprises our U.S. Retirement Solutions and Investment Management division, U.S. Individual Life and Group Insurance division, and International Insurance division as well as our Corporate and Other operations. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for additional discussion of the Closed Block Business. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

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

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments; (2) cash flows from such assets; (3) assets resulting from the reinvestment of such cash flows; (4) cash flows from the Closed Block Policies; and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside the Closed Block by Prudential Insurance to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside the Closed Block that initially represented the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve. We refer to these additional assets and invested assets outside the Closed Block collectively as the Surplus and Related Assets. The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into statutory investment income over the expected remaining lives of the investments sold or impaired.

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

Accounting Policies

Accounting policies relating to the allocation of assets, liabilities, revenues and expenses between the two Businesses include:

•

All assets, liabilities, equity and earnings are allocated between the two Businesses and accounted for as if the Businesses were separate legal entities. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that Business. All remaining assets and liabilities of Prudential Financial and its subsidiaries constitute the assets and liabilities of the Financial Services Businesses.

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

The foregoing principles are applied so as to prevent any item of income, deduction, gain, loss, credit, tax cost or tax benefit from being taken into account more than once by the Closed Block Business or the Financial Services Businesses. For this purpose, items determined under the Plan of Reorganization with respect to any period prior to the date of demutualization were taken into account, with any such pre-demutualization tax attributes relating to the Closed Block being attributed to the Closed Block Business and all other pre-demutualization tax attributes being attributed to the Financial Services Businesses. The Closed Block Business will also pay or receive its appropriate share of tax or interest resulting from adjustments attributable to the settlement of tax controversies or the filing of amended tax returns to the extent that the tax or interest relates to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods after the date of demutualization, except to the extent that the tax is directly attributable to the characterization of the IHC debt for tax purposes, in which case the tax will be borne by the Financial Services Businesses. In particular, if a change of tax law after the date of demutualization, including any change in the interpretation of any tax law, results in the recharacterization of all or part of the IHC debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the IHC debt, the Financial Services Businesses will continue to pay the foregone income tax benefit to the Closed Block Business until the IHC debt has been repaid or Prudential Holdings, LLC has been released from its obligations to the bond insurer and under the IHC debt as if such recharacterization or reduction of actual benefit had not occurred.

Internal Short-Term Cash Management Facilities

The Financial Services Businesses and Closed Block Business participate in separate internal short-term cash management facilities, pursuant to which they invest cash from securities lending and repurchase activities as well as certain trading and operating activities. The net funds invested in the facilities are generally held in investments that are short-term, including mortgage- and asset-backed securities. Each Business holds discrete ownership of its investments in separate facilities without affecting or being affected by the level of participation of the other Business.

Financial Services Businesses

The Financial Services Businesses are comprised of three divisions, containing six segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division is comprised of the Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division is comprised of the Individual Life and Group Insurance segments. The International Insurance division is comprised of the International Insurance segment.

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

Competition

The Individual Annuities segment competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management strategy allows us to offer these features and helps to hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an automatic rebalancing element, also referred to as an asset transfer feature, and externally purchased hedging instruments. The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio or fixed-rate account), according to a static mathematical formula as discussed in more detail below. By transferring assets to the more stable investment, the automatic rebalancing element helps to reduce our risk associated with the optional living benefit.

In recent years, we benefited from the impact of market disruptions on some of our competitors, certain of which either exited the variable annuity marketplace or implemented product modifications to increase pricing and scale back product features. However, in 2011 we implemented modifications to scale back benefits and increase pricing for certain product features, while certain of our competitors became more aggressive in product design and pricing. We believe our current product offerings remain competitively positioned and that our differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile, as all currently-offered optional living benefit features include the automatic rebalancing element and most sales include a lifetime income withdrawal feature utilizing a notional amount based on a highest daily contract value plus a minimum return, credited for a period of time, as described below. Our automatic rebalancing element occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk management capabilities. In addition to our product features, we also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy, we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as the automatic rebalancing element, and externally purchased hedging instruments. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of December 31, 2011, 78% of total variable annuity account values contain a living benefit feature and 82% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design. The automatic rebalancing element included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Overall, the automatic rebalancing element helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For information regarding the account values and net amount at risk associated with contracts which include the automatic rebalancing element, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Net Amount at Risk.”

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase interest rate swaps, swaptions, floors and caps as well as equity options and futures to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. Historically, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, we revised our hedging strategy as, in the low interest rate environment, we do not believe the U.S. GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our hedge target continues to be grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. We add a credit spread to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. We also adjust our volatility assumption to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. We also evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. For information regarding the results of our hedging program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of the hedges under that program are reported within Corporate and Other operations. Additionally, as mentioned above, to the extent we decide to hedge to an amount that differs from our target hedge definition in our living benefit hedge program, those results also are reported through Corporate and Other operations. We continue to assess the composition of the hedging program on an ongoing basis. For information regarding the results of our capital hedge program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—U.S. Individual Life and Group Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, wirehouses, banks, and Allstate’s proprietary distribution force. Our distribution efforts are supported by a network of 317 internal and external wholesalers as of December 31, 2011.

Underwriting and Pricing

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding policyholder behavior, including persistency, and benefit utilization and withdrawal rates for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on assumptions as to investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the automatic rebalancing element discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity contracts, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. For variable and fixed annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans. For clients with combinations of defined contribution, defined benefit and non-qualified plans, we offer integrated recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of rollover products through our broker-dealer, Prudential Investment Management Services LLC, our bank, Prudential Bank & Trust, FSB (“PB&T”), and certain of our insurance companies. In 2012, PB&T intends to limit its operations to trust services. This will allow Prudential Financial to deregister as a savings and loan holding company prior to the effectiveness of the “Volcker Rule” provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2012. For more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act.”

Our institutional investment products business offers investment-only stable value products, guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities, and group annuities, for defined contribution plans, defined benefit plans, non-qualified plans, and individuals. Results of our institutional investment products business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost. We also offer products that provide pension risk transfer solutions, as pension plan sponsors seek to manage their exposure to risk. This is an emerging market that we recently entered and believe we are well-positioned to provide innovative solutions to pension plan sponsors.

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

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. We have seen a trend towards unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety and flexibility of available funds and their performance are key selection criteria to plan sponsors and intermediaries. Additionally, changes in the regulatory environment have driven more transparent fee disclosures, which have heightened pricing pressures and may accelerate the trend toward unbundling of services. In recent years, there has been consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. However, the market remains competitive with few dominant players. Despite the competitive landscape, we have seen case turnover slowing in our mid to large case target markets.

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

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we offer a variety of general and separate account stable value products and other fee-based separate accounts, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels. Revenue is generated from asset-based fees, as well as recordkeeping and other advisory fees. For certain stable value products discussed below, profits result from the spread between the rate of return on investments we earn and the interest rates we credit, less expenses. In connection with non-qualified retirement and deferred compensation plans, we earn recordkeeping fees and commissions on products sold to finance the sponsor’s plan liability. Prudential Financial’s asset management units earn fees from managing assets supporting retirement products, including assets within the general account and those in separate accounts if selected by our clients as the asset manager.

Our full service general account and separate account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. We earn administrative fees for providing recordkeeping and other administrative services for these products. In addition, we earn profits from partially participating products from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses. The amount of profit we earn is impacted by the levels of interest rates, the pace and extent of changes in interest rates, competitor pricing and the minimum guaranteed crediting rates on these products.

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

Our full service fee-based advisory offerings are supported by participant communications and education programs, and a broad range of plan consulting services, including non-discrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified deferred compensation plan administration, including executive benefit solutions and financing strategies, investment advisory services, and merger and acquisition support.

We also offer a broad range of rollover solutions, including individual retirement accounts, mutual funds, and guaranteed income products. Our rollover products and services are marketed to participants who terminate or retire from organizations that are clients of our retirement plan recordkeeping services. As noted above, in 2012, PB&T intends to limit its product offerings to trust services.

Institutional Investment Products

Our institutional investment products business primarily offers products to the stable value and payout annuity markets. In addition to the sources of earnings discussed below, Prudential Financial’s asset management units earn fees from managing assets supporting retirement products, including assets within the general account and those in separate accounts if selected by our clients as the asset manager.

Stable Value Markets.    Our stable value markets area manufactures investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which we pass investment results through to the customer, subject to a minimum interest rate guarantee backed by the general account, and earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate is floored at zero. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with flexible fund investment alternatives, and assets may be managed by Prudential Financial’s asset management unit or third party asset managers.

We also offer investment-only general account products in the form of GICs, funding agreements, retail notes and institutional notes. These products contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses. The credited interest rates we offer and the volume of issuance are impacted by many factors, including the financial strength ratings of our U.S. insurance companies, overall market conditions, and other competitive factors. Due to current economic conditions, recent maturing contracts have outpaced new issuances.

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

We also provide both participating and non-participating separate account annuity contracts. Our participating separate account annuity contracts are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract. Our non-participating separate account annuity contracts provide pension benefit guarantees to defined benefit plan participants, and have economic features similar to our general account annuity contracts, discussed above, but offer the added protection of an insulated separate account.

We issue close-out annuities to defined benefit pension plans. In 2011, we expanded our pension risk transfer product offerings with the introduction of portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating separate account group annuity contracts in which we assume from plan sponsors all of the investment and actuarial risk associated with a group of specified participants within a plan. These products have economic features similar to our general account annuity contracts, discussed above, but offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties.

During 2011, we issued several close-out annuities, including portfolio-protected products, to smaller U.S. plans. We believe that larger U.S. pension plans are actively exploring risk transfer transactions, in part because of the increasingly stringent funding requirements imposed by the Pension Protection Act of 2006. If larger U.S. plans decide to purchase our pension risk transfer products, the size and scale of such risk transfers may significantly expand the size of our existing payout annuity business.

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

In our stable value markets area within our institutional investment products business, we distribute traditional GICs and investment-only stable value wraps to plan sponsors and stable value fund managers through our direct sales force and through intermediaries. Also within our institutional investment products business, our capital markets group manages a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and

Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes may be used by Prudential Financial to purchase funding agreements from Prudential Insurance. Proceeds from the retail notes may also be used for general corporate purposes. The capital markets group also distributes funding agreements to institutional investors through our direct sales force and through intermediaries. In February 2009, Prudential Insurance also began issuing funding agreements directly to the Federal Home Loan Bank of New York.

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

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using pricing models that consider the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity markets area, our models also use assumptions for mortality and early retirement risks. These assumptions may be less predictable in emerging markets, such as the longevity reinsurance market, and significant deviations in actual experience from pricing assumptions could affect the profitability of these products.

Upon sale of certain payout annuity and capital market products within the institutional investment products business, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Management continuously monitors cash flow experience and works closely with our Asset Liability Management and Risk Management groups to review performance and ensure compliance with our investment policies. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with thorough underwriting, pricing and active asset/liability matching portfolio management.

For our investment-only stable value wrap product, our pricing risk is mitigated by the fact that the fees we earn for providing a guaranteed rate of return may be reset, as defined by the underlying contracts. Additionally, the contracts allow participants to withdraw funds at book value, while contractholder withdrawals occur at market value immediately or at book value over time.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity products. We base these reserves on assumptions we believe to be appropriate for investment yield, expenses, mortality rates, retirement age and other behavioral assumptions, as well as margins for adverse deviation as appropriate. For accumulation products, we establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates.

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and strategic investments. These products and services are provided to the public and private marketplace, as well as our U.S. Individual Life and Group Insurance division, International Insurance division and Individual Annuities and Retirement segments, as well as the Closed Block Business.

We earn asset management fees which are typically based upon a percentage of assets under management. In certain asset management fee arrangements, we also receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Transaction fees are earned as a percentage of the transaction price associated with the sale or purchase of assets in certain funds, primarily related to real estate. In addition, we earn investment results from strategic investing and revenues from commercial mortgage origination and servicing.

Competition

The Asset Management segment competes with numerous asset managers and other financial institutions. In the markets for our asset management products, we compete based on a number of factors, including investment performance, investment philosophy and process, talent, organizational stability and the client relationship. We offer products across multiple asset classes, with specialized investment teams that employ proven approaches designed to add value in each product area or asset class. The combination of organizational stability and robust institutional and retail businesses has helped attract and retain talent critical to delivering investment results for clients. Our private placement and commercial mortgage businesses compete based on price, terms, execution and the strength of our relationship with the borrower. The competition will vary depending on the product or service being offered.

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

Commercial Mortgage Origination and Servicing

Our commercial mortgage operations provide mortgage origination, asset management and servicing for our general account, institutional clients, and government-sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac, and beginning in 2011, as a minority interest joint venture partner and service provider to originate commercial mortgages for future securitization. Through the third quarter of 2008, we had originated shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. Due to unfavorable market conditions experienced at that time and the inherent risk of these loans, we suspended the origination of interim loans. Our interim loans are generally paid off through refinancing or the sale by the borrower of the underlying collateral. These loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2011, the principal balance of interim loans totaled $648 million.

Real Estate Asset Management

Our global real estate organization provides asset management services for single-client and commingled private and public real estate portfolios and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through 22 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Strategic Investments

We make strategic investments to support the creation and management of funds offered to third-party investors in private and public real estate, fixed income and public equities asset classes. The carrying value of these investments was approximately $1.1 billion at both December 31, 2011 and December 31, 2010. For more information on these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Asset Management.” Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make loans to, and guarantee obligations of, our managed funds that are secured by equity commitments from investors or assets of the funds.

Mutual Funds and Other Retail Services

We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 41 mutual funds as of December 31, 2011. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

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

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by the U.S. Individual Life and Group Insurance division, the International Insurance division, the Individual Annuities segment and third party networks. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

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

Certain fixed expenses are allocated between the Individual Life segment and the Closed Block Business based upon allocation methodologies consistent with U.S. GAAP reporting. However, as policies in force within the Closed Block Business continue to mature or terminate, the level of expenses to be allocated to the Closed Block Business will decrease, thereby increasing the expense allocations to the Individual Life segment.

Competition

The Individual Life segment competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, price competition is strong. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the availability and timing of and our ability to utilize tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level of and pace of changes in interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for dividend-paying whole life products across the industry which we no longer offer.

Products

Our primary insurance products are variable life, term life and universal life and represent 41%, 49% and 9%, respectively, of our face amount of individual life insurance in force, net of reinsurance at the end of 2011. In recent years, as term life insurance sales have increased and variable life insurance sales have decreased, term life insurance has become a larger percentage of our net in force.

Across all of our products, we offer a living benefits option that allows insureds who are diagnosed with a terminal illness, or permanently confined to a nursing home, to receive a portion of their insurance benefit upon diagnosis, in advance of death, to use as needed.

We have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

Variable Life Insurance

We offer several individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed-rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. We also offer a variable life product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance segment’s profits is associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

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

Individual Life’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns, as well as varying costs of our ongoing capital management activities related to a portion of the statutory reserves associated with these products, which may vary with each year of business issued.

Universal Life Insurance

We offer universal life insurance products that feature flexible premiums, a choice of guarantees against lapse, and a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain contractual minimums. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund. Individual Life’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution

Our individual life products are offered through a variety of third party channels, including independent brokers, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. Our efforts in third party channels are supported by a network of internal and external wholesalers. We also offer a simplified-issue term life insurance policy and a single-premium universal life insurance policy available to customers of select banks and other financial institutions.

Prudential Agents

Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities, long-term care, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others. The number of Prudential Agents was 2,529, 2,471 and 2,447 at December 31, 2011, 2010 and 2009, respectively. Average agent productivity, based upon average commissions on new sales of all products by Prudential Agents, has increased to $53,708 for 2011 from $52,739 for 2010 primarily due to higher annuity and mutual fund sales.

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

The compensation arrangements for certain non-proprietary property and casualty products provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold. This additional compensation is not predictable since the multi-year profitability of the products is subject to substantial variability and, additionally, the compensation arrangements are periodically renegotiated which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was revised effective in late 2008 and the profit opportunities were significantly reduced in 2010 and beyond. We do not expect the profit opportunities from these arrangements to be significant in the future.

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

Our operating results are impacted by changes in interest rates. We routinely update the interest crediting rates that we credit to policyholder accounts on our universal life policies and on the fixed account of our variable life policies, which are both subject to contractual minimum rates. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our policyholder accounts. In a prolonged low interest rate environment, this spread may be negatively impacted to the extent that our ability to reduce crediting rates applied to policyholder accounts is limited due to contractual minimum interest crediting rates. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with active asset/liability matching portfolio management. For term life products, interest rate assumptions used to calculate reserves are fixed at the policy issue date and subsequent declines in portfolio yields have an immediate impact on product profitability.

Our operating results are also impacted by differences between actual separate account fund performance, mortality and persistency experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. Our Individual Life segment employs capital management activities, including the financing of tax deductible statutory reserves required for certain term and universal life insurance policies, to maximize product returns and enable competitive pricing. Capital management activities are impacted by insurance regulations and the cost of financing and our ability to access the capital markets. For a more detailed discussion of our capital management activities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for in force life policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as margins for adverse deviation. For certain products, such as term and universal life, we are required to hold statutory reserves in excess of these liabilities. In these circumstances, we engage in capital management activities, including the use of captive reinsurers, to reduce the financial and pricing impact of carrying a portion of these excess statutory reserves. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly-sold individual life insurance policies. The maximum exposure we retain is $30 million on a single life and $35 million on a second-to-die policy. In some instances, lower limits apply. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

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

Competition

The Group Insurance segment competes with other large, well-established life and health insurance providers in the U.S. markets, and is a top provider of both group life and disability insurance. The markets in which we compete are mature markets, hence we compete primarily based on price, strong brand recognition, service capabilities, customer relationships, financial stability and range of product offerings. Due to the large number of competitors, price competition is strong. The majority of our premiums are derived from large corporations, affinity groups or other organizations, such as those with over 10,000 insured individuals. We have a strong portfolio of products and the capability to offer customized benefit solutions to meet the complex needs of large clients, providing opportunities for continuing stabilized premiums and growth. Employee-pay (voluntary) coverage has become increasingly important in today’s environment as employers attempt to control costs and shift benefit decisions/funding to employees who continue to value benefits offered at the workplace. Our ability to compete is largely dependent on higher penetration in the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

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

Group Disability Insurance

We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury. Short-term disability generally provides a weekly benefit amount (typically 50%-70% of the insured’s earned income up to a specified maximum benefit) for three to six months, and long-term disability covers the period after short-term disability ends. Long-term disability insureds may receive total or partial disability benefits. Most long-term disability policies begin providing benefits following a 90- or 180-day waiting period (during which short-term disability may be provided) and generally continue providing benefits until the insured reaches normal retirement age. Long-term disability benefits are paid monthly and are limited to a portion, generally 50%-70%, of the insured’s earned income up to a specified maximum benefit. Our approach to disability claims management incorporates a focus on early intervention, return-to-work programs and successful rehabilitation of claimants. We also offer absence management services which assist employers in managing employee absences and workplace productivity including administrative tracking and management for certain employee absence events. The absence management services we provide can also be integrated with our short- and long-term disability management services.

Other

We offer individual and group long-term care insurance, group corporate-, bank- and trust-owned life insurance and preferred provider organization (PPO) and indemnity dental plans. Long-term care insurance protects the insured from the costs of an adult day care center, a nursing home or similar live-in care situation or a home health or a personal care aide. Group corporate-, bank- and trust-owned life insurance are group variable life insurance contracts typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees. PPO and indemnity dental products, as well as voluntary dental plans, are sold to groups with between 25 and 1,000 employees with no benefit waiting periods.

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

We are not obligated to accept any application for a policy or group of policies from any distributor. We follow industry standard underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability.

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

Some policies are not eligible to receive experience-based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuation period to period, based on the differences between actual mortality and morbidity experience and the assumptions used in pricing our policies. However, we anticipate that over the rate guarantee period we will achieve mortality and morbidity levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the risk associated with unanticipated changes in experience patterns as well as deviations from expense and interest rate assumptions. Changes in interest rates affect our operating results by impacting the spread income we earn between our general account invested assets and the interest we attribute to policyholder liabilities. In a prolonged low interest rate environment, this spread may be negatively impacted to the extent our ability to reduce crediting rates applied to policyholder liabilities has limitations, such as, minimum interest crediting rate commitments. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with thorough underwriting, pricing and active asset/liability matching portfolio management.

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

International Insurance Division

The International Insurance division conducts its business through the International Insurance segment.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance, retirement and related products, including certain health products with fixed benefits. We provide these products to the broad middle income market across Japan through multiple distribution channels including Life Advisors, who are associated with our Gibraltar Life operations. Our Gibraltar Life operations include our Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, which we acquired in April 2001, and the businesses of AIG Star Life Insurance Co., Ltd. and AIG Edison Life Insurance Company, which we acquired in February 2011 and subsequently merged with Gibraltar Life on January 1, 2012. We also provide similar products to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through our Life Planner operations. We commenced sales in non-U.S. markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006.

For the year ended December 31, 2011, our Life Planner operation in Japan and our Gibraltar Life operations represented 33% and 56%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment, and in aggregate, represented 55% of the net premiums, policy charges and fee income of the Financial Services Businesses, translated on the basis of weighted average monthly exchange rates. We continue to explore opportunities for a more diverse mix of business including an increased focus on the international retirement market.

We continue to seek opportunities for expansion into high-growth markets in targeted countries, such as in China and India. During 2007, we entered into a joint venture in India where we have a 26% interest, the maximum currently allowed by regulation in India. The joint venture received its insurance license in June 2008 and commenced sales of life insurance products shortly thereafter. In addition, we have an investment in China, through a consortium of investors that holds a minority interest in China Pacific Insurance (Group) Co., Ltd. In December 2009, China Pacific Insurance (Group) Co., Ltd. listed its shares on the Hong Kong exchange, and through December 2011, the consortium of investors sold approximately 65% of its holdings resulting in pre-tax benefits to Prudential of $66 million in 2010 and $237 million in 2011. As of December 31, 2011, the carrying value of our remaining indirect investment in China Pacific Group was $126 million, including an unrealized gain of approximately $99 million, representing changes in market value of China Pacific Group’s publicly traded shares, which is included in “Accumulated other comprehensive income (loss).” There are no restrictions on the consortium of investors from selling its remaining interest in China Pacific Group. For information regarding the Company’s new life insurance joint venture in China, see “—Corporate and Other—Corporate Operations.”

We manage each operation on a stand-alone basis with local management and sales teams, with oversight by senior executives based in Asia, Latin America and Newark, New Jersey. Each operation has its own marketing, underwriting and claims, investment management, and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by certain of our international investment subsidiaries and, to a lesser extent, by our domestic asset management business. Operations generally invest in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. In addition, our Gibraltar Life operations have Australian dollar-denominated investments that support products issued in that currency.

Our international investment operations, which are included in the International Insurance segment as part of the Gibraltar Life and Other operations, manufacture proprietary products and distribute both proprietary and non-proprietary products, tailored to meet client needs. We invest in asset management and distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business. As a result, we have reflected the results of the Global Commodities Business as discontinued operations for all periods presented. This sale was completed on July 1, 2011. In addition, on October 20, 2011, the Company announced it had entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. This sale was completed on December 2, 2011. Our remaining international investment operations primarily consist of our asset management operations in Japan, India and Taiwan, and our operating joint ventures in China, Italy and Brazil which are accounted for under the equity method.

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

The addition of these operations to our existing businesses increases our scale in the Japanese insurance market and provides complementary distribution opportunities through an increased captive agency force and expanded bank channel distribution, as well as the addition of an established independent agency channel. Star and Edison’s bank channel distribution is being transferred and integrated with the bank channel operations of Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar. In addition, the Star and Edison companies were merged into Gibraltar Life on January 1, 2012.

Acquisition of Yamato Life

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that had declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and, under the reorganization agreement, acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges were 20% in the first year and decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar.

Competition

The life insurance markets in Japan and Korea are quite mature and highly penetrated. Private-sector life insurance companies also compete with life insurance cooperatives and postal insurance entities in these markets. Generally, the cooperatives and postal insurance entities are not subject to the stringent insurance regulations that are effective for private-sector life insurers; however, their product offerings are more limited. We generally compete based on service provided to the customers more than on price. Our Gibraltar Life operation focuses on quality service to a broader market segment. This is especially true in the bancassurance market, where we provide quality in-house product expertise. In our operations other than Gibraltar Life and our joint venture in India, we compete by focusing primarily on a limited market using our Life Planner model to offer high quality service and needs-based protection products. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force; thus the loss of highly-skilled and productive Life Planners to competitors is a significant competitive risk. We direct substantial efforts to recruit and retain our Life Planners by continuously evaluating and adjusting our training and compensation programs, where appropriate, to positively impact retention.

Products

With a diversified product mix supporting the growing demand for retirement and savings products and continuing demand for protection life insurance products, our international insurance operations offer various traditional whole life, term life, endowment policies (which provide for payment on the earlier of death or maturity) and retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature. Certain of these products are offered with premiums and benefits denominated in U.S. dollars. We also offer variable life products in Japan, Korea, Taiwan and Poland and interest-sensitive life products in all countries with the exception of Brazil and Mexico. In most of our operations, we also offer certain health products with fixed benefits, some of which include a high savings element. In 2010, Gibraltar Life introduced a cancer whole life product which appeals to the business market because of its favorable tax treatment. Cancer whole life products are offered through each of our Japanese entities.

Generally, our international insurance products are non-participating and denominated in local currency. Where non-local currency products are offered, both the premiums and benefits are guaranteed in the currency of the product offered. Certain of our operations offer annuity products including variable annuities in Korea. Our fixed annuity products are primarily represented by U.S. and Australian dollar-denominated fixed annuities in our Gibraltar Life operations. Our Gibraltar Life operations also offer euro and yen-denominated fixed annuity products. These contracts impose a market value adjustment if the invested amount is not held to maturity. The market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors for the periods indicated.

	As of December 31,
	2011	2010	2009
Life Planners:
Japan	3,137	3,122	3,094
All other countries	3,655	3,443	3,515
Life Advisors	12,791	6,281	6,398

Total	19,583	12,846	13,007

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It also differs from the way we market through the Life Advisors and other distributional channels of Gibraltar Life. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

•	university degrees, so that the Life Planner will have the same educational background and outlook as the target customer;

•	a minimum of two years of sales or sales management experience;

•	no prior life insurance sales experience; and

•	a pattern of job stability and success.

The Life Planner’s primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as to small businesses.

The number of Life Planners increased by 227 from 6,565 as of December 31, 2010 to 6,792 as of December 31, 2011, driven by an increase of 84 in Brazil due to stronger recruitment, as well as increases of 62 in Korea, 32 in Poland, 31 in Italy and 15 in Japan.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Our Life Advisor operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Advisors increased 6,510 in 2011 primarily reflecting the acquisition of the Star and Edison Businesses.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar-denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. The fixed annuity product offering was expanded in 2009 to include Australian dollar, euro and yen-denominated products. In 2008, Gibraltar Life began selling protection products, both yen and U.S. dollar-denominated, as a result of the liberalization of banking regulations allowing for the sale of additional insurance products. Sales of products primarily intended to provide premature death protection comprised a major portion of bank channel sales for 2011 and 2010. During 2011, sales of protection products were highly concentrated in single pay or limited pay contracts which tend to be larger policies and therefore have higher average premiums per policy. A significant amount of our sales in Japan through our bank channel distribution is derived through a single Japanese mega-bank. More recently, however, certain of our other bank channel relationships are making an increasing contribution to the sales growth. During the latter half of 2011, we signed a distribution relationship with a second Japanese mega-bank, expanding our distribution to now include two of Japan’s three largest banks. We continue to explore other opportunities to expand our distribution capabilities through the bank distribution channel.

Independent Agency Distribution Channel

The acquisition of the Star and Edison Businesses transformed our participation in the Independent Agency Channel in Japan. Our focus will be to maintain a diverse mix of independent agency relationships including accounting firms, corporate agencies and independent agencies with a balanced focus on individual and business markets. We plan to differentiate ourselves by providing quality service to producers in this distribution channel.

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

Pricing of our products, particularly individual life insurance in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Interest rates guaranteed at issue under our insurance contracts may exceed the rates of return we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we currently earn on investments. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality and morbidity experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the aggregate mortality and morbidity levels reflected in the assumptions used in pricing.

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

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with both selected third party reinsurers and Prudential Insurance. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in our Japan, Taiwan and Brazil insurance operations. We also have coinsurance agreements with Prudential Insurance for the U.S. dollar-denominated business in our Japanese Life Planner insurance operations. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, and certain strategic joint venture investments, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to our Capital Protection Framework; and (8) the impact of transactions with other segments.

Corporate operations include results related to our Capital Protection Framework, which includes, among other things, the following:

•

Our capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.”

•

We manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our target given overall capital considerations of the Company and prevailing market conditions and may decide to temporarily hedge to an amount that differs from our hedge target definition. Because this decision is based on the overall capital considerations of the Company as a whole, the corresponding impact on results is reported within corporate operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for additional discussion.

We assess the composition of these hedging programs on an ongoing basis, and we may change them from time to time based on our evaluation of the Company’s risk position or other factors.

During 2011, we received approval from the China Insurance Regulatory Commission to apply for a license to operate a life insurance joint venture in China. The joint venture is expected to commence operations in the latter half of 2012, subject to regulatory approval. We will have a 50% interest in the joint venture company, the maximum currently allowed by regulation in China. The results of this strategic joint venture investment will be reflected in corporate operations.

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

Residential Real Estate Brokerage Franchise and Relocation Services

On December 6, 2011, we sold our real estate brokerage franchise and relocation services businesses, which was comprised of Prudential Real Estate and Relocation Services, Inc. (“PRERS”) and its subsidiaries, to Brookfield Asset Management, Inc. (“Brookfield”). We retained ownership of a financing subsidiary of PRERS with debt and equity investments in a limited number of real estate brokerage franchises. Under licensing agreements entered into in connection with the sale, the real estate brokerage franchise and relocation services business may continue to use our servicemarks, including Prudential®, during a transition period, and the real estate brokerage franchisees may continue to use our servicemarks, including Prudential®, based on the terms of their respective franchise agreements. Also, we agreed to provide certain Brookfield affiliates with transitional financing for the transferred relocation services that consists of a six month receivables purchase facility of up to $250 million, a six month credit facility of up to $25 million and a three year credit facility of up to $155 million.

The real estate brokerage group marketed franchises primarily to existing real estate companies with the franchise agreements granting the franchisee the right to use the Prudential name and real estate service marks in return for royalty payments on gross commissions generated by the franchisees. The franchises generally were independently owned and operated.

The relocation group offered institutional clients and government agencies a variety of services in connection with the relocation of their employees. These services included: coordination of appraisal; inspection, purchase and sale of relocating employees’ homes; equity advances to relocating employees; assistance in locating homes at the relocating employee’s destination; household goods moving services; client cost-tracking and a variety of relocation policy and group move consulting services. Generally the client was responsible for carrying costs and any loss on sale with respect to a relocating employee’s home that was purchased by us. Government clients and certain corporate clients utilized a fixed price program under which we assumed the benefits and burdens of ownership, including carrying costs and any loss on sale.

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

Property and Casualty Insurance

In 2003, we sold our property and casualty insurance companies, which included Prudential Property and Casualty Insurance Company (“Prupac”) that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual. We have agreed not to compete with the buyers. A non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual. We have reinsured Liberty Mutual for adverse loss development for specific property and casualty risks that Liberty Mutual did not want to retain. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available.

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

Prudential Securities Capital Markets

In 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in its business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2011 we had remaining assets amounting to $37 million related to Prudential Securities’ institutional fixed income activities.

Individual Health and Disability Insurance

We ceased writing individual disability income policies in 1992, and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims. We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations.

Other

We have not actively engaged in the assumed life reinsurance market in the United States since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties. In addition, we previously marketed individual life insurance in Canada through Prudential of America Life Insurance Company, or PALIC. In 2000, we sold our interest in PALIC and remain subject to mortality risk for certain assumed individual life insurance policies sold by PALIC under the terms of the reinsurance treaties. We establish and carry as liabilities actuarially-determined reserves for future policy benefits consistent with our methodologies for yearly renewable term life policies, which are less than the net amount at risk. As of December 31, 2011, the net amount at risk was $68 million.

In addition to the above, we indemnified the purchaser of PALIC for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale.

We also exited the equity sales, trading and research operations of the Prudential Equity Group in 2007, and retained certain securities relating to trading exchange memberships of these former operations. These securities were received in 2006 in connection with the commencement of public trading of stock exchange shares, and were fully disposed of in 2008.

Discontinued Operations

Discontinued operations reflect the results of the following businesses which qualified for “discontinued operations” accounting treatment under U.S. GAAP:

•	We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. in 1999.

•

We discontinued certain branches of our international securities operations in the fourth quarter of 2002. In the fourth quarter of 2004, we discontinued the remaining branches of our international securities operations.

•	We discontinued the equity sales, trading and research operations of the Prudential Equity Group in the second quarter of 2007.

•	We discontinued our Mexican asset management operations in the second quarter of 2009 and subsequently sold these operations in the fourth quarter of 2009.

•	We discontinued our Korean asset management operations in the first quarter of 2010 and subsequently sold these operations in the second quarter of 2010.

•	We discontinued our global commodities operations in the second quarter of 2011 and subsequently sold these operations in the third quarter of 2011.

In addition, direct real estate investments that are sold or held for sale may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that we expect will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. For accounting purposes, we also segregated the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block forms the principal component of the Closed Block Business. As of December 31, 2011, total attributed equity of the Closed Block Business represented 4% of the Company’s total attributed equity. For additional discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. The long-term risks associated with the policies in the Closed Block are 90% reinsured, including 7% by a wholly-owned subsidiary of Prudential Financial. In 2011, we also reinsured 90% of the short-term risks associated with the Closed Block policies to a wholly-owned subsidiary of Prudential Financial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on the Closed Block reinsurance arrangements. See Note 13 to the Consolidated Financial Statements for additional discussion on the accounting of these reinsurance arrangements.

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

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign servicemarks. We believe that the goodwill associated with many of our patents and trade secrets, and the goodwill associated with many of our servicemarks, particularly “Prudential®,” “Prudential Financial®,” the Prudential logo and our “Rock” symbol, are significant competitive assets in the U.S.

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

Competition

In each of our businesses, we face intense competition from U.S. and international insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, perceived financial strength, and financial strength and credit ratings. The relative importance of these factors varies across our products, services and the markets we serve.

Adverse market and economic conditions in recent years have resulted, and may continue to result, in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to additional favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and an inability to access sufficient sources of financing. Such conditions have led and may in the future lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. It is also possible that such conditions may put U.S. companies with financial operations in non-U.S. locations at a competitive disadvantage relative to domestic companies operating in those locations and may impact sales in those locations. Additionally, the competitive landscape may be further affected by government sponsored programs in the U.S. and similar governmental actions outside of the U.S. in response to severe dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including government guarantees of their obligations, may have or obtain pricing or other competitive advantages. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally. The competitive landscape may also be impacted by longer term fiscal policies in response to adverse market and economic conditions including tax law changes, and the impacts of such policies on interest rates and economic and market conditions generally and on financial and insurance products.

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

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We currently sell insurance and investment products through both affiliated and non-affiliated distribution channels, including: (1) our captive sales channel; (2) independent agents, brokers and financial planners; (3) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms; (4) broker-dealers affiliated with banks or that specialize in marketing to customers of banks; (5) intermediaries such as retirement plan administrators; and (6) a rapidly growing bank channel in Japan. While we believe that certain insurance and investment products will continue to be sold primarily through face-to-face sales channels, customers’ desire for objective and not product-related advice may, over time, increase the amount of insurance and investment products sold through non-affiliated distributors. In addition, we expect that certain insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, historically, a significant amount of our sales in Japan through banks have been derived through a single Japanese mega-bank and a significant portion of our sales in Japan through Life Advisors is derived through a single association relationship. We recently signed a distribution agreement with a second Japanese mega-bank, expanding our distribution to now include two of Japan’s three largest banks. We will continue to explore other opportunities to expand our distribution capabilities through the bank channel, as well as other complementary distribution channels. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties.

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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The recent financial market dislocations produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act discussed below. As a result of terrorist activity in the U.S. and abroad, U.S. law and regulation of our international businesses, particularly as it relates to monitoring customer activities, remains a significant factor in our operations.

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations. Prudential Financial itself is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it owns regulated entities, Prudential Financial is subject to regulation as an insurance holding company. Prudential Financial currently is also subject to regulation as a savings and loan holding company. However, we intend to limit the operations of Prudential Bank & Trust, FSB to trust services prior to the effectiveness of the “Volcker Rule” provisions of the Dodd-Frank Act in July 2012, permitting us to continue our institutional asset management business without the restrictions described below that might otherwise apply under the Volcker Rule. Such limitation will allow us to deregister as a savings and loan holding company. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. In October 2011, the Council published for comment proposed regulations setting forth the criteria by which it will designate Designated Financial Companies in a three stage process. Based on the stage 1 criteria, which include having at least $50 billion in assets and meeting one of five additional quantitative measures, Prudential Financial would be subject to stage 2 consideration. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company. If so designated, we would become subject to stricter prudential standards that are the subject of ongoing rule-making, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the Board of Governors of the Federal Reserve System (“FRB”) (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards, including requirements and limitations relating to risk-based capital, leverage, liquidity, stress testing (discussed further below), and counterparty credit exposure, as well as overall corporate risk management requirements. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. Designated Financial Companies with $50 billion or more in total consolidated assets would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof, consistent with the Basel III framework discussed below. The proposed rules also include enhanced liquidity requirements (which may in the future be supplemented with specific quantitative liquidity requirements based on Basel III liquidity ratios), which would require Designated Financial Companies to produce, and regularly stress-test, comprehensive cash flow projections and maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under such stress-testing, and would further require such companies to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated company to no more than 25% of its consolidated capital stock and surplus (or, in a case of a designated financial company having total consolidated assets of $500 billion or more, such as the Company, to no more than 10% with respect to any “major counterparty”, which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets). The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations or restrictions on executive compensation; requirements to elect new directors or hire new executive officers; limitations on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company, upon a determination by the Council that such company poses a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until such time as the Council determines the limitation is no longer necessary. We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. We cannot predict how the FRB will apply these prudential standards to insurance-based financial services organizations such as ourselves if we are designated as a Designated Financial Company. In addition to the foregoing, if we were designated as a Designated Financial Company, the “Collins Amendment” capital requirements referred to below would apply when adopted by the FRB (i.e., the 5-year grandfathering referred to below would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits.

•

Until deregistration as a savings and loan holding company is effective, Prudential Financial is subject in that capacity to the examination, enforcement and supervisory authority of the FRB. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements would become generally applicable to Prudential Financial as a savings and loan holding company on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. Regulations that have been adopted to date to implement these requirements include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. If designated as a Designated Financial Company, and until deregistration as a savings and loan holding company, we will be subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. Under the proposed rules published for comment in December 2011, if designated as a Designated Financial Company we would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB to assess our capital adequacy and identify potential risks. Under the proposed rules, to the extent we remain a savings and loan holding company but are not designated as a Designated Financial Company, we would be subject to the same stress test requirements as above except that we would not be required to conduct the internal semi-annual stress tests. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict whether the proposed rules will be adopted in their current form or the manner in which the stress tests will ultimately be designed, conducted and disclosed for insurance-based Designated Financial Companies or savings and loan holding companies, and we cannot predict whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

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

•

Absent our intended conversion of our federal thrift to a trust-only operation, we would become subject to the Volcker Rule provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). The Volcker Rule will become effective on July 21, 2012 and compliance with the rule will be phased in through July 2014, subject to various extensions and exceptions. In October 2011, the federal banking agencies issued a joint notice of proposed rulemaking to implement the Volcker Rule. Under the proposed rules, the “proprietary trading” prohibition would not materially alter our securities trading practices as trading by our domestic and foreign insurance subsidiaries for their separate accounts or for their general accounts are “permitted activities” so long as such trading complies with applicable state or foreign insurance company investment laws and regulations. However, if the proposed rules were adopted in their current form and were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to our coinvestment in covered funds sponsored by our Prudential Investment Management (“PIM”) or other operations, our insurance subsidiaries would be required to dispose of covered fund investments. Furthermore, our PIM investment management operations sponsor covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) that are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. Absent our conversion to a trust-only bank, adoption of the proposed regulations in their current form would require us to dispose of some covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. Assuming we complete the conversion to a trust-only bank prior to July 21, 2012, but Prudential Financial is designated as a Designated Financial Company, the Volcker Rule prohibitions would not apply but we could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, and to be cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. The Federal Insurance Office is authorized to require an insurer or its affiliates to submit data and information that the office reasonably requires to carry out its functions. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. Although the study was to be completed in January 2012, it has not yet been released.

•

Dodd-Frank authorizes the FRB to require a Designated Financial Company or a savings and loan holding company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

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

•

In March 2011, the SEC and other regulators published for comment proposed regulations, as required by Dodd-Frank, requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold. Depending on how the final rule is implemented, these requirements may apply to certain activities of our retirement and investment management segments if we are treated as a securitizer or an originator.

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

International Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systematically significant, similar to the approach the Council may take in connection with Designated Financial Companies. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency (“FSA”) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2014. This new regime will replace the Solvency I regime, will effect a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, inter alia, group level supervision mechanisms. In particular, the Solvency II regime may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings (whether branches or subsidiaries) within the EEA. Subsidiaries and branches of non-European insurance groups will have to comply with local regulations reflecting heightened prudential standards. At the group level, if group supervision in the jurisdiction of the ultimate parent of a non-European insurance group (i.e., the U.S. in the case of Prudential Financial) is recognized as “equivalent” to the Solvency II regime, EEA member states are required by the Directive to “rely on” the equivalent group supervision exercised by the U.S. supervisory authorities; however, if group supervision in the U.S. is not regarded as equivalent, European supervisors would have the power to require the establishment of a European holding company to create a sub-group consisting of all undertakings (branches and subsidiaries) domiciled in Europe, which would then be subject to supervision by a lead European supervisor. Whether the U.S. supervisor will be deemed equivalent at implementation or eligible for inclusion in a transitional regime, if any, is still under consideration and remains uncertain. The impact of the implementation of Solvency II on Prudential cannot be determined at this time. There can be no assurance that Solvency II will not, at a minimum, result in increased supervisory, capital and disclosure burdens on Prudential’s EEA operations with potential broader collateral consequences to Prudential Financial.

Further regulatory initiatives may develop in response to the ongoing European sovereign debt crisis and other significant economic and political events (including any structural reforms or other changes made to the euro, the Eurozone or the European Union).

The foregoing requirements and developments could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within and outside the U.S. The possibility of inconsistent and conflicting regulation of the Prudential Financial “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Other U.S. Federal Regulation

U.S. Tax Legislation

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Other legislative changes, such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. The estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedents dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do with respect to the estate tax after 2012.

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. The Revenue Proposals include a proposal to change the method used to determine the amount of the DRD. A similar proposal was included in the President’s deficit reduction recommendations that were released to Congress.

Furthermore, the Administration’s Revenue Proposals also included items that would change the method by which U.S. multinationals claim foreign tax credits and the timing of the deduction for interest expense that is allocable to foreign source income.

Congress failed to extend a number of tax provisions that expired at the end of 2011. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. Although Congress may, as it has done in the past, extend retroactively all expired provisions, the failure of Congress to do so will subject the Company to current U.S. tax on investment income earned by its foreign insurance subsidiaries.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

Proposed Financial Crisis Responsibility Fee

The Obama Administration’s “General Explanations of the Administration’s Revenue Proposals” includes a proposal that would impose a Financial Crisis Responsibility Fee, or FCRF, on certain financial institutions with over $50 billion in consolidated assets, including the Company. The amount of the FCRF that would be imposed upon the Company under this proposal, in the event it is enacted into law, is unclear, but could be substantial.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors, or the IAIS, and the National Association of Insurance Commissioners, or the NAIC, have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

As a result of its ownership of Prudential Bank & Trust, FSB, (“PB&T”) Prudential Financial and Prudential IBH Holdco, Inc. are currently considered to be savings and loan holding companies subject to the examination, enforcement and supervisory authority of the FRB. We currently offer trust services and banking products through PB&T. As noted above, in 2012 we intend to limit the operations of PB&T to trust services, so that all or substantially all deposits, if any, will be trust funds received in a fiduciary capacity. Such limitation will allow us to deregister as a savings and loan holding company. As a trust-only organization, PB&T would not have access to a Federal Reserve credit line and would not be permitted to issue commercial loans or checking accounts. PB&T, as a trust-only organization, would be regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association and Prudential Financial would be subject to supervision by the OCC as to whether it serves as a source of strength to PB&T. We also provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either PB&T or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some shareholders of Prudential Financial might consider desirable.

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business;

•	licensing agents;

•	admittance of assets to statutory surplus;

•	regulating premium rates for certain insurance products;

•	approving policy forms;

•	regulating unfair trade and claims practices;

•	establishing reserve requirements and solvency standards;

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values;

•	regulating the type, amounts and valuations of investments permitted and other matters; and

•	regulating reinsurance transactions, including the role of captive reinsurers.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The NAIC has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

Beginning with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with state insurance departments regarding our assessment of internal control over financial reporting.

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

Insurance regulators implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to make progress in developing a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2011, 2010 and 2009, we paid approximately $3.6 million, $0.8 million and $4.5 million, respectively, in assessments pursuant to state insurance guaranty association laws. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. In addition, in 2011, we agreed to make a voluntary contribution of $20 million to an insurance industry solvency fund, related to Executive Life Insurance Company of New York. In 2009, we received $9.3 million of refunds for assessments paid in prior years. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, that may be required to be registered under the federal securities laws and subject to regulation by the SEC and FINRA. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities Regulation” affect investment advice, sales and related activities with respect to these products.

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

Investment and Retirement Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA and other laws and regulations. The SEC, FINRA, CFTC, state securities commissions, state banking and insurance departments and the United States Department of Labor are the principal U.S. regulators that regulate our asset management operations. For a discussion of Dodd-Frank’s impact on our investment products and asset management operations, see “— Dodd-Frank Wall Street Reform and Consumer Protection Act” above.

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the

Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require re-approval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with terminating or ongoing pension plans. The Worker, Retiree and Employer Recovery Act (the “Employer Recovery Act”) was passed in December 2008 in response to the financial crisis that began in the last half of 2007. The Employer Recovery Act modifies the method of calculating a plan’s assets for purposes of satisfying the minimum funding rules set forth in the PPA, and ameliorates the financial impact of a plan not meeting its current funding target. As a result, the Employer Recovery Act may have the effect of delaying some of the positive and negative impacts of the PPA on our business.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Regulation

We have subsidiaries that are broker-dealers, investment advisors or commodity trading advisors. The SEC, the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of these subsidiaries.

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

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 23 to the Consolidated Financial Statements.

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations as regulators seek to protect their financial systems from perceived systemic risk.

It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business and for regulatory proposals developed in other jurisdictions (including the European Union) or by international standard setting bodies to have cross-border impact on how our businesses are regulated. For example, the insurance regulatory authorities in other jurisdictions, including Japan and Korea, have introduced Sarbanes-Oxley type financial control requirements as well, and solvency regulatory approaches developed in Europe are being considered or adopted in jurisdictions such as Japan and Mexico. It is likely that the recent financial market dislocations will lead to changes in existing laws and regulations, and regulatory frameworks, affecting our international business. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. In some jurisdictions, including Korea and Taiwan, new privacy protection laws have the potential to negatively impact certain aspects of our Life Planner business model, including our reliance on customer referrals to generate new sales.

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

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India through a joint venture in which we have a minority interest. We also received approval in 2011 from the China Insurance Regulatory Commission to apply for a license to operate a life insurance joint venture in China. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. Under the revised requirements, certain financial assets will now be excluded from the core capital calculation and certain investment risk factors, including derivatives and foreign exchange, will be revised. These changes are effective for the fiscal year ending March 31, 2012; however, we have already begun to publicly disclose both our old and new solvency margin calculations. We believe that the solvency margins of our Japanese insurance subsidiaries under the new method will continue to satisfy regulatory and other requirements and will not negatively impact our competitive position. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance industry, as well as regulatory requirements for those companies deemed to be systemically important financial institutions, or SIFIs, in the U.S. or abroad. It is unclear what criteria will be used to determine which companies will be deemed to be SIFIs or whether we will be so treated.

In addition, the International Association of Insurance Supervisors (IAIS), an international standard setting body, has been developing model regulatory standards that may result in the imposition of new or more rigorous model regulatory requirements on our insurance operations in one or more countries related to risk management, corporate governance, group-wide supervision of insurance groups, as well as enhanced solvency, capital and liquidity requirements.

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Our international investment operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the United Kingdom, Hong Kong, India, Germany and Singapore, and participate in investment-related joint ventures in Brazil, Italy and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, brokerage, and separately managed accounts. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items.

In some cases, our international investment operations are also subject to U.S. securities laws and regulations. Some of these operations may be registered investment advisers under the Investment Advisers Act of 1940, as amended. Our international businesses may also be subject to other U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. Further, certain of our businesses, particularly those with operations in the United Kingdom (“U.K.”), are also subject to the U.K.’s recently enacted Anti-Bribery Law, which governs interactions with both governmental and private commercial entities.

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

Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2011, 2010 and 2009, we paid approximately $29 million, $16 million and $15 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws. As a result of our acquisition of Star and Edison in 2011, our overall share of the life insurance market in Japan, and therefore our share of any future assessments under Japanese guaranty laws, will be proportionately higher than in the past.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

In 2009, Taiwan enacted a corporate income tax rate decrease from 25% to 20% effective January 1, 2010. Also in 2009, Mexico enacted a corporate income tax rate increase effective in 2010. In 2010, Taiwan further reduced the corporate tax rate from 20% to 17% for tax years beginning in or after 2010. On November 30, 2011, Japan enacted the 2011 corporate tax reform that decreased the national corporate tax rate from 30% to 28.05%, after taking into account the special reconstruction corporate tax, for tax years beginning on or after April, 1, 2012, and to 25.5% for tax years beginning on or after April 1, 2015. The carryforward period for net operating losses in Japan was increased from 7 to 9 years. Under the new legislation net operating losses can only offset 80% of a company’s taxable income. On December 31, 2011 Korea rescinded the corporate tax decrease to 22% that was to be effective in 2012. Therefore, the Korean corporate tax rate remains at 24.2% for 2012 and thereafter.

Our international operations are often subject to value added tax and similar taxes in the countries in which they operate. The Japan ruling party has proposed to increase the 5% consumption tax to 8% in April 2014 and to 10% in October 2015. An increase to such tax rates could reduce our consolidated net income.

While no official announcement has been made, there is speculation that the Japan National Tax Authority (NTA) may reduce the corporate tax deductibility of premiums paid for cancer products. Such a change could result in a decrease in the sale of such products in Japan.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability.

Employees

As of December 31, 2011, we had 50,104 employees and sales associates, including 31,219 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

Available Information

Prudential Financial files periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained through the SEC’s website (www.sec.gov) or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or calling the SEC at 1-800-SEC-0330.

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

Some of our businesses and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions in recent years. Our businesses, results of operations and financial condition may be adversely affected, possibly materially, if these conditions persist or recur.

Uncertainty and concerns with respect to market, economic and financial conditions in Europe intensified in the latter part of 2011. These concerns have given rise to a perceived risk of default on the government securities of certain European countries, including Greece, Ireland, Italy, Portugal and Spain, and fears of a contagion that could lead to the insolvency of, or defaults by, other countries as well as financial institutions with significant direct or indirect exposure to the government securities of affected countries. The credit ratings of most European countries have been downgraded by certain of the major rating agencies. Yields on the government securities of most European Union member states have been volatile. The European Union, the European Central Bank and the International Monetary Fund have implemented or proposed programs to address these conditions. We cannot predict with any certainty whether these programs will be successful or the effect that continuing adverse European market, economic and financial conditions or such programs may have on the future viability of the euro or the European Monetary Union. Adverse European market, economic and financial conditions have had, and are likely to continue to have, a negative impact on global economic activity and financial markets. These conditions, should they persist or worsen, could adversely affect our investment results, results of operations and financial position.

Even under relatively favorable market conditions, our insurance and annuities products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage or lower transaction volume have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management or transaction volume, and could further decrease the value of our strategic investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, foreign government securities (primarily that of the Japanese government), equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position (currently in an unrealized gain position) of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may necessitate increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings objectives; however, rating agencies take into account a variety of factors in assigning ratings to our insurance subsidiaries in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. Adverse financial performance in the Closed Block Business in Prudential Insurance, including adverse investment performance, may adversely affect Prudential Insurance’s RBC ratios, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance. The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margins for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. U.S. and international insurance regulators may change capital requirements, as described herein.

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

Our asset management operations include real estate held in Prudential Insurance separate accounts, for the benefit of clients, which enter into forward commitments that typically are funded from separate account assets and cash flows and related separate account funding sources. Adverse credit and real estate capital market conditions affecting fund liquidity and the availability of financing could produce challenges in meeting these commitments in the normal course. In such cases, Prudential Insurance might be called upon or required to provide interim funding solutions, which could affect the availability of liquidity for other purposes.

An inability to access our credit facilities could have a material adverse effect on our financial condition and results of operations.

We maintain committed unsecured revolving credit facilities that, as of December 31, 2011, totaled $3.75 billion. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth calculated in accordance with the applicable credit agreement. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities. For a description of material rating actions that have occurred from the beginning of 2011 through the date of this filing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings.”

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2011 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $75 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.8 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $28 million, or collateral posting in the form of cash or securities to be held in a trust.

In addition, agreements in connection with capital management activities for our universal life insurance products would require us to post cash collateral based on tests that consider the level of 10-year credit default swap spreads on Prudential Financial’s senior debt. As of December 31, 2011, no collateral amounts were required to be paid.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our businesses and profitability and require us to increase reserves and statutory capital.

Our insurance and annuity products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

•	Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, DSI or VOBA (each defined below). In addition, increasing interest rates could cause capital strain for Japanese statutory reporting because the carrying value of bonds classified as available-for-sale would decline while the value of liabilities would generally remain unchanged.

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

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

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available-for-sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC, DSI or VOBA as noted above, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Our ability to meet obligations, pay shareholder dividends, and to engage in share repurchases may be adversely affected by limitations imposed on inter-affiliate distributions and transfers by Prudential Insurance and our other subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the financial markets and bank facilities. As described under “Business—Regulation” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Finally, our management of Prudential Insurance and other subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s obligations, shareholder dividends and share repurchases. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. Difficult market conditions could also affect our ability to pay shareholder dividends and conduct share repurchases.

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

As described above, adverse market, economic and financial conditions in Europe have given rise to a perceived risk of defaults on the government securities of certain European countries and potentially by financial institutions with significant direct or indirect exposure to such government securities, including countries and institutions in which we hold investments. For additional information concerning these investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments.”

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities,” during the third quarter of 2010 we began to hedge certain risks associated with our variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality (including longevity) rates, or likelihood of death, and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause policyholders to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

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

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. We finance noneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, deferred sales inducements, or DSI, or value of business acquired, or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Value of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2011, we had goodwill balances related to our Retirement reporting unit, our Asset Management reporting unit and our International Insurance reporting unit. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of December 31, 2011, we had operating equity method investments within our International Insurance segment. Declines in the fair value of these investments may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in impairments and charges to income.

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

The states of domicile of our domestic insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, if we are unsuccessful in obtaining additional financing as a result of market conditions or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability.

A substantial portion of our revenues and income from continuing operations is derived from our operations outside the U.S., primarily Japan and Korea. These operations are subject to restrictions on transferring funds out of the countries in which these operations are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk, as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, currency exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. On December 31, 2011 Korea rescinded the corporate tax decrease to 22% that was to be effective in 2012. Therefore, the Korean corporate tax rate remains at 24.2% for 2012 and thereafter. Our international operations are often subject to value added tax and similar taxes in the countries in which they operate. Japan’s ruling party has proposed to increase the 5% consumption tax to 8% in April 2014 and to 10% in October 2015. An increase to such tax rates could increase actual tax expense and reduce our consolidated net income. While no official announcement has been made, there is speculation that the Japan National Tax Authority (NTA) may reduce the corporate tax deductibility of premiums paid for cancer products. Such a change could result in a decrease in the sale of such products in Japan.

Our international operations are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity, profitability, and regulatory capital.

Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flow.

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce the U.S. dollar equivalent earnings and equity of these operations. We enter into derivative contracts in order to hedge the future income of certain of our international subsidiaries. Further, our Japanese subsidiaries hold U.S. dollar-denominated assets as a way for us to mitigate the effect of fluctuations in the yen exchange rate on our U.S. dollar-equivalent investment in these subsidiaries. We seek to mitigate any volatility in the local solvency margins of our Japanese subsidiaries due to holding these U.S. dollar-denominated investments by entering into inter-company foreign currency hedges. Currency fluctuations could adversely affect our results of operations, cash flows or financial condition as a result of these hedging positions or due to foreign income or equity investments that are not hedged. A significant yen appreciation would require Prudential Financial to fund cash outflows under the derivative contracts related to our Japanese subsidiaries and, as a result, could create a capital and liquidity strain on the Company. Additionally, a significant strengthening of the yen could adversely impact the value of the U.S. dollar-denominated investments held in our Japanese subsidiaries and could result in additional liquidity or capital needs for our International Insurance operations.

Our Japanese insurance operations offer products denominated in non-yen currencies, with the liabilities for these products supported by investments denominated in the corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rates differs, resulting in volatility in our net income under U.S. GAAP. For example, the non-yen denominated liabilities are remeasured quarterly for foreign currency exchange rate movements, with the related change in value recorded in net income. As such, a weakening of the yen compared to the currency denomination of the liabilities would result in a charge to U.S. GAAP net income, while the change in value of the related available-for sale investments would be recorded in “Accumulated other comprehensive income.”

We hold investments denominated in foreign currencies in the general account of our domestic insurance subsidiaries. We generally seek to hedge this foreign currency exposure but there is no assurance that we will fully hedge this exposure or that such hedges will be effective. The value and liquidity of our foreign currency investments could be adversely affected by local adverse market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by the recent unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Monetary Union.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and credit and financial strength ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In certain countries in which we operate internationally, we face competition from government owned entities that benefit from pricing or other competitive advantages. The competitive landscape in which we operate may be further affected by government sponsored programs, as well as by longer term fiscal policies, adopted in the U.S. and outside of the U.S. in response to dislocations in financial markets and the economy. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single Japanese mega-bank and a significant portion of our sales in Japan through Life Advisors is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

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

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) made significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with terminating or ongoing pension plans. The Worker, Retiree and Employer Recovery Act (the “Employer Recovery Act”) was passed in December 2008 in response to the financial crisis that began in the last half of 2007. The Employer Recovery Act modifies the method of calculating a plan’s assets for purposes of satisfying the minimum funding rules set forth in the PPA, and ameliorates the financial impact of a plan not meeting its current funding target. As a result, the Employer Recovery Act may have the effect of delaying some of the positive and negative impacts of the PPA on our business.

Insurance regulators have implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to proceed to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

If designated by the newly established Financial Stability Oversight Council (“Council”) as a systemically significant company, we would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. We would also become subject to stress tests to be promulgated by the Board of Governors of the Federal Reserve System (“FRB”) which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict whether Prudential Financial or a subsidiary will be designated as a systemically significant company.

•

Until our intended deregistration as a savings and loan holding company in 2012 is effective, Prudential Financial is also subject as a savings and loan holding company to regulation by the FRB, which has authority, among other powers, to impose capital requirements on the Company as well as stress testing.

•

The Council could recommend new or heightened standards and safeguards for activities or practices we and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

Absent our intended conversion of our federal thrift to a trust-only operation, we would become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). Absent our conversion to a trust-only bank, proposed regulations would require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

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

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury which performs various functions with respect to insurance and is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Until deregistration as a savings and loan holding company is effective, and thereafter if we are designated as a systemically significant company, the FRB could require us to legally separate our financial and non-financial activities. While our non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

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

In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (EEA) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and is expected to come into force in January 2014. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime and may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings (whether branches or subsidiaries) within the EEA.

We cannot predict with any certainty the effect these initiatives may have on the financial markets or on our business, results of operations, cash flows and financial condition.

As described above, adverse market, economic and financial conditions in Europe have given rise to a perceived risk of defaults on the government securities of certain European countries and potentially by financial institutions with significant direct or indirect exposure to such government securities. Further regulatory initiatives may develop in response to these conditions and related political and economic events such as possible changes in the euro or to the structure or membership of the European Monetary Union.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the SEC is considering requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, such as a reduction in income tax rates. Other legislative changes, such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

For example, the estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do with respect to the estate tax after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase our actual tax expense and reduce our consolidated net income.

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

The Revenue Proposals also include changes to the method by which U.S. multinational corporations claim foreign tax credits and the timing of the deduction for interest expense that is allocable to foreign-source income. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

Congress failed to extend a number of tax provisions that expired at the end of 2011. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. Although Congress may, as it has done in the past, extend retroactively all expired provisions, the failure of Congress to do so will subject the Company to current U.S. tax on investment income earned by its foreign insurance operations. If this provision is not extended, the Company’s actual tax expense would increase, reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, including in the following respects:

•

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information.

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

On February 1, 2011, we completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”) and AIG Edison Life Insurance Company (“Edison”) and certain other AIG subsidiaries in Japan (the “Acquisition”). For a description of the acquired businesses (collectively, the “Star and Edison Businesses”) and the Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations for Financial Services Businesses by Segment—International Insurance Division” and “Liquidity and Capital Resources.” On January 1, 2012, we merged Star and Edison into Gibraltar Life. Notwithstanding the merger, we are subject to certain risks relating to the Acquisition and the Star and Edison Businesses, which risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

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

•

We have begun and expect to continue to incur significant one-time costs in connection with the Acquisition and the related integration of the Star and Edison Businesses. The costs and liabilities actually incurred in connection with the Acquisition and subsequent integration process may exceed those anticipated. We may not realize cost savings, efficiencies or synergies that we anticipate.

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

Regulatory requirements could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 24, 2012, were as follows:

Name	Age	Title	Other Directorships
John R. Strangfeld, Jr.	58	Chairman, Chief Executive Officer and President	None
Mark B. Grier	59	Vice Chairman	None
Edward P. Baird	63	Executive Vice President and Chief Operating Officer, International Businesses	None
Richard J. Carbone	64	Executive Vice President and Chief Financial Officer	None
Charles F. Lowrey	54	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Susan L. Blount	54	Senior Vice President and General Counsel	None
Helen M. Galt	64	Senior Vice President, Company Actuary and Chief Risk Officer	None
Sharon C. Taylor	57	Senior Vice President, Human Resources	None
Barbara G. Koster	57	Senior Vice President, Operations and Systems, and Chief Information Officer	None

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

Barbara G. Koster was elected Senior Vice President, Operations and Systems, of Prudential Financial in May 2011 and has been a Senior Vice President of Prudential Insurance Company of America since February 2004. Ms. Koster joined Prudential in November 1995 as the Vice President and Chief Information Officer of Individual Life Insurance Systems and was appointed as the Chief Information Officer of Prudential in 2004. Prior to joining Prudential, Ms. Koster held several positions with Chase Manhattan Bank, including that of President of Chase Access Services.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and Asset Management segment, which are discussed below, we own 8 and lease 11 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 190 other locations throughout the U.S.

For our International Insurance segment, which includes our international insurance operations as well as our international investment operations, we own 6 home offices located in Japan, Korea, Taiwan, Brazil and Argentina, and lease 7 home offices located in Japan, China, Taiwan, Italy, Mexico, India and Poland. We also own approximately 170 and lease approximately 760 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, we lease 12 international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Korea, China, Germany and the United Kingdom, in addition to approximately 10 other branch offices within Europe and Asia.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment-only purposes.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low	Dividends
2011:
Fourth Quarter	$57.32	$43.91	$1.45
Third Quarter	65.26	43.93	—
Second Quarter	64.62	57.77	—
First Quarter	67.32	58.32	—

2010:
Fourth Quarter	$59.95	$50.68	$1.15
Third Quarter	59.54	49.65	—
Second Quarter	65.82	53.66	—
First Quarter	60.50	47.02	—

On January 31, 2012, there were 1,889,452 registered holders of record for the Common Stock and 468 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2011 and 2010, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2012, there were three holders of record for the Class B Stock and 2 million shares outstanding.

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

For additional information about our exchangeable surplus notes see Note 14 to the Consolidated Financial Statements.

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

Dividends declared and paid on the Common Stock will depend upon the financial performance of the Financial Services Businesses. Dividends declared and paid on the Class B Stock will depend upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock will be payable in an aggregate amount per year at least equal to the lesser of (1) a “Target Dividend Amount” of $19.25 million or (2) the “CB Distributable Cash Flow,” as defined below in “—Convertibility,” for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, we retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists for any period and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period. The principal component of “CB Distributable Cash Flow” will be the amount by which Surplus and Related Assets, determined according to statutory accounting principles, exceed surplus that would be required for the Closed Block Business considered as a separate insurer; provided, however, that “CB Distributable Cash Flow” counts such excess only to the extent distributable as a dividend by Prudential Insurance under specified, but not all, provisions of New Jersey insurance law. Subject to the discretion of the Board of Directors of Prudential Financial, we currently anticipate paying dividends on the Class B Stock at the Target Dividend Amount for the foreseeable future.

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

On December 18, 2001, Prudential Financial’s shareholder rights agreement became effective. Under the shareholder rights agreement, one shareholder protection right was attached to each share of Common Stock but not to any share of Class B Stock. Each right initially entitled the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right was $110, subject to adjustment from time to time as provided in the shareholder rights agreement. The shareholders rights agreement expired on December 18, 2011.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2011 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1, 2011 through October 31, 2011	2,483,387	$50.26	2,482,200
November 1, 2011 through November 30, 2011	2,477,718	$50.53	2,467,755
December 1, 2011 through December 31, 2011	3,155	$48.01	—

Total	4,964,260	$50.40	4,949,955	$500,540,955

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Such restricted stock and restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from consolidated financial statements not included herein.

On February 1, 2011, we acquired the Star and Edison Businesses from American International Group, Inc. The results of these companies are reported with the Gibraltar Life operations and are included in the results presented below from the date of acquisition.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2011, 2010, 2009, 2008 and 2007 includes Gibraltar Life results for the twelve months ended November 30, 2011, 2010, 2009, 2008 and 2007, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$24,338	$18,260	$16,545	$15,468	$14,351
Policy charges and fee income	3,924	3,321	2,833	3,138	3,131
Net investment income	13,124	11,865	11,390	11,824	11,980
Asset management fees and other income	4,828	3,704	4,509	715	3,719
Realized investment gains (losses), net	2,831	1,050	(2,897)	(2,457)	612

Total revenues	49,045	38,200	32,380	28,688	33,793

Benefits and expenses:
Policyholders’ benefits	23,614	18,285	16,346	16,531	14,749
Interest credited to policyholders’ account balances	4,484	4,209	4,484	2,335	3,222
Dividends to policyholders	2,723	2,189	1,298	2,218	2,903
Amortization of deferred policy acquisition costs	3,292	1,437	1,494	1,424	996
General and administrative expenses	9,815	7,688	7,234	7,482	7,483

Total benefits and expenses	43,928	33,808	30,856	29,990	29,353

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	5,117	4,392	1,524	(1,302)	4,440
Income tax expense (benefit)	1,599	1,303	(62)	(522)	1,176

Income (loss) from continuing operations before equity in earnings of operating joint ventures	3,518	3,089	1,586	(780)	3,264
Equity in earnings of operating joint ventures, net of taxes	185	84	1,523	(447)	246

Income (loss) from continuing operations	3,703	3,173	3,109	(1,227)	3,510
Income (loss) from discontinued operations, net of taxes	35	33	(19)	146	219

Net income (loss)	3,738	3,206	3,090	(1,081)	3,729
Less: Income (loss) attributable to noncontrolling interests	72	11	(34)	36	67

Net Income (loss) attributable to Prudential Financial, Inc.	$3,666	$3,195	$3,124	$(1,117)	$3,662

Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.23	$5.75	$7.72	$(2.87)	$7.19

Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.14	$5.68	$7.67	$(2.87)	$7.09

Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.31	$5.82	$7.68	$(2.53)	$7.61

Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$7.22	$5.75	$7.63	$(2.53)	$7.51

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$55.50	$222.00	$(165.00)	$(16.00)	$68.50

Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	$55.50	$222.50	$(165.00)	$(16.00)	$69.50

Dividends declared per share—Common Stock	$1.45	$1.15	$0.70	$0.58	$1.15

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	1.85	1.80	1.71	—	1.97

	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$344,688	$273,245	$250,406	$232,322	$234,220
Separate account assets	218,380	207,776	174,074	147,095	195,583
Total assets	624,521	539,854	480,203	445,011	485,813
Future policy benefits and policyholders’ account balances	305,011	240,315	227,373	221,564	195,731
Separate account liabilities	218,380	207,776	174,074	147,095	195,583
Short-term debt	2,336	1,982	3,122	10,535	15,566
Long-term debt	24,622	23,653	21,037	20,290	14,101
Total liabilities	586,710	506,926	454,474	431,225	461,890
Prudential Financial, Inc. equity	37,223	32,415	25,195	13,435	23,514
Noncontrolling interests	588	513	534	351	409
Total equity	$37,811	$32,928	$25,729	$13,786	$23,923

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2008, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $935 million would have been required for the year ended December 31, 2008 to achieve a ratio of 1:1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass six segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as businesses that have been or will be divested.

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance and annuity products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•

our ability to price our insurance and annuity products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•

our actual policyholder behavior experience, including persistency, and benefit utilization and withdrawal rates for our variable annuity contracts, which could deviate significantly from our pricing assumptions;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	our assumptions with respect to rates of return;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•

our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and where available and appropriate, our ability to take timely crediting rate actions to maintain investment spread margins;

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our returns on strategic investments we make;

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures;

•	our ability to effectively deploy capital; and

•	our ability to attract and retain talent.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $900.7 billion of assets under management as of December 31, 2011, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Industry Trends

Our U.S. and international businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

U.S. Businesses

Financial and Economic Environment.    Our businesses and results of operations are impacted by general economic and market conditions and are sensitive to the pace of and extent of changes in equity markets, interest rates and real estate valuations, as well as the changes in behavior of individuals and institutions that these changes in economic and market conditions may cause. Recent years have been affected by adverse global market conditions, and uncertainty continues to be a factor in the market environment. This uncertainty, particularly in the equity markets, has led to, among other things, increased demand for guaranteed retirement income, fixed income and stable value products, and defined benefit risk transfer solutions.

Volatile conditions continue to characterize the overall financial markets. The low interest rate environment we have experienced in recent years has impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities and equity. Disruptions in the credit markets have also limited sales opportunities in recent years for certain products we offer and have impacted the cost and implementation of our capital management activities by reducing the availability of financing. Continued high unemployment rates and limited growth in salaries also continue to be factors impacting certain business drivers, including contributions to defined contribution plans and the costs of group disability claims.

Regulatory Environment.    Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our U.S. insurance businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements for life insurance products. In addition, there is general uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Competitive Environment.    Our annuities, retirement and asset management businesses operate in a highly competitive environment. For the annuities business, market volatility in recent years led many companies within the industry to reduce risk in product features and increase costs. However, in 2011, certain of our competitors became more aggressive in product design and pricing, while we implemented modifications to scale back benefits and increase pricing for certain product features. In spite of this, we believe our current product offerings remain competitively positioned and that our differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an automatic rebalancing feature, which is a feature that is valued in the variable annuity market. Our retirement and asset management businesses compete on price, service and investment performance. The full service retirement markets are mature, with few dominant players. We have seen a trend toward unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety of available funds and their performance are the key selection criteria of plan sponsors and intermediaries. Additionally, changes in the regulatory environment have driven more transparent fee disclosures, which have heightened pricing pressures and may accelerate the trend toward unbundling of services. Market disruption and rating agency downgrades have caused some of our institutional investment product competitors to withdraw from the market, creating significant growth opportunities for us in certain markets, including the investment-only stable value market. The recovery of the equity, fixed income, and commercial real estate markets has positively impacted asset managers by increasing assets under management and corresponding fee levels. In addition, institutional fixed income managers have generally experienced positive flows as investors have re-allocated assets into fixed income to reduce risk, including the reduction of risk in pension plans.

The individual life and group life and disability markets are mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. This has limited growth of our individual life sales, in an industry which has shifted toward non-proprietary distribution channels, which are more price sensitive than proprietary distribution channels. For group products, rate guarantees have become the industry norm, with rate guarantee durations trending upward, primarily for group life insurance, as a general industry practice. There is also an increased demand from clients for bundling of products and services to streamline administration and save costs by dealing with fewer carriers. As employers are attempting to control costs and shift benefit decisions and funding to employees, who continue to value benefits offered in the workplace, employee-pay (voluntary) product offerings and services are becoming increasingly important in the group market. Industry sales of voluntary products, as well as our own, were up again in 2011 despite the adverse economic conditions.

International Businesses

Financial and Economic Environment.    Our international businesses and the financial results of these operations are impacted by the global economy as well as the financial and economic conditions in the countries in which we operate. Recent periods have been characterized by low interest rates. Similar to our U.S. businesses, interest rates and the pace and extent of changes in rates have impacted the profitability of certain products we offer by impacting the returns on the investment portfolio backing our insurance liabilities as well as on the equity in the businesses. Our Japanese operations have operated in this environment for an extended period. We are also subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. The strengthening of the yen has increased the attractiveness of multi-currency denominated products.

Regulatory Environment.    Our international insurance and investments operations are subject to comprehensive local regulation and supervision. It is likely that the recent financial market dislocations will lead to changes in existing laws and regulations, and regulatory frameworks affecting our international businesses. The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that will revise risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes are effective for the fiscal year ending March 31, 2012. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance regulators, as well as regulatory requirements for those companies deemed to be systemically important financial institutions, or SIFIs, in the U.S. or abroad. In addition, local regulations, primarily in Japan, may apply heightened scrutiny to non-domestic companies. Internationally, regulators are also increasingly adopting measures to provide greater consumer protection and privacy rights.

Demographics.    Japan has a rapidly aging population as well as a large pool of household assets invested in low yielding deposit and savings vehicles. The aging of Japan’s population as well as strains on government pension programs have led to a growing demand for insurance products with a savings element to meet savings and retirement needs as the population transitions to retirement. The growing demand for retirement oriented products has led to higher premiums with more of a savings component. We are seeing a similar shift to retirement oriented products in Korea and Taiwan, each of which also has an aging population.

Competitive Environment.    The life insurance markets in Japan and Korea are mature. We generally compete more on service provided to the customers than on price. The aging of Japan’s population creates an increasing need for product innovation, introducing insurance products which allow for savings and income as the population transitions to retirement. The ability to sell through multiple and complementary distribution channels is a competitive advantage. However, competition for sales personnel as well as access to third party distribution channels is intense.

Current Developments

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., or “Star”, AIG Edison Life Insurance Company, or “Edison”, and certain other AIG subsidiaries (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. On January 1, 2012, the Star and Edison companies were merged into Gibraltar Life. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—International Insurance” for more information on this acquisition.

On March 11, 2011, Japan experienced a massive earthquake followed by a tsunami which caused extensive damage and loss of life. Our results include a pre-tax charge of $61 million for the year ended December 31, 2011 associated primarily with estimated claims from our operations in Japan arising from these events. We have not experienced and do not expect a significant impact to the valuation of our investments or our ability to operate our Japanese businesses as a result of these events.

On April 6, 2011, Prudential Financial entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of its subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. This sale was completed on July 1, 2011. The Company recorded a pre-tax loss on the sale of $18 million. As a result of the sale, we have reflected the results of the Global Commodities Business, including the loss on the sale, as discontinued operations for all periods presented.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of December 31, 2011, 19.8 million shares were repurchased under this authorization at a total cost of $999.5 million. The timing and amount of any additional share repurchases will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

On October 20, 2011, the Company announced it had entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. This sale was completed on December 2, 2011. We recorded a pre-tax gain on the sale of $96 million in 2011 reflected in adjusted operating income of our International Insurance segment.

On November 8, 2011, Prudential Financial declared an annual dividend for 2011 of $1.45 per share of Common Stock, reflecting an increase of approximately 26% from the 2010 Common Stock dividend.

On December 6, 2011, the Company sold its real estate brokerage franchise and relocation services businesses, which was comprised of Prudential Real Estate and Relocation Services, Inc. (“PRERS”) and its subsidiaries, to Brookfield Asset Management, Inc. (“Brookfield”). We retained ownership of a financing subsidiary of PRERS with debt and equity investments in a limited number of real estate brokerage franchises. The Company recorded a pre-tax gain on the sale of $49 million. As a result of the sale, we have reflected the results of the real estate brokerage franchise and relocation services businesses, including the pre-tax gain on the sale, as a divested business for all periods presented.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, Prudential Financial, as a savings and loan holding company, became subject to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”), effective as of July 21, 2011. However, we intend to limit the operations of Prudential Bank & Trust, FSB to trust services prior to effectiveness of the Volcker rule on July 21, 2012, permitting us to continue our institutional asset management business without the restrictions that might otherwise apply under the Volcker Rule. Such limitation will allow us to deregister as a savings and loan holding company. See “Business—Regulation” for more information regarding the potential impact of the Dodd-Frank Act on the Company.

Our financial condition and results of operations for the year ended December 31, 2011 reflect the following:

•	Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2011 was $3,531 million compared to $2,714 million for 2010.

•

Pre-tax net realized investment gains and related charges and adjustments of the Financial Services Businesses were $685 million of net gains in 2011 primarily reflecting the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure and net increases in the market value of derivatives used to manage investment portfolio duration. These gains were partially offset by other-than-temporary impairments of fixed maturity and equity securities and net losses related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $10.493 billion as of December 31, 2011, compared to net unrealized gains of $5.726 billion as of December 31, 2010. Gross unrealized gains increased from $8.826 billion as of December 31, 2010 to $14.749 billion as of December 31, 2011 and gross unrealized losses increased from $3.100 billion to $4.256 billion for the same periods. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $3.876 billion as of December 31, 2011, compared to net unrealized gains of $1.671 billion as of December 31, 2010.

•

Individual Annuity total account values were $113.5 billion as of December 31, 2011. Gross sales were $20.3 billion in 2011 compared to $21.8 billion in 2010, and net sales were $13.1 billion in 2011 compared to $14.6 billion in 2010.

•

Full Service Retirement account values were $139.4 billion as of December 31, 2011. Institutional Investment Products account values reached a record high of $90.1 billion as of December 31, 2011, driven by $21.6 billion of net additions in 2011.

•

Asset Management total third party institutional and retail net flows were $20.2 billion in 2011 compared to $35.0 billion in 2010, contributing to the segment’s assets under management of $619.1 billion as of December 31, 2011.

•

International Insurance constant dollar basis annualized new business premiums were a record high of $3,040 million in 2011, including $728 million from the acquired Star and Edison Businesses, compared to $1,870 million in 2010.

•	Individual Life annualized new business premiums were $278 million in 2011, compared to $260 million in 2010.

•	Group Insurance annualized new business premiums were a record high of $690 million in 2011, compared to $607 million in 2010.

•	As of December 31, 2011, Prudential Financial, the parent holding company, had cash and short-term investments of $4.944 billion.

Outlook

Management expects that results in 2012 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. In 2012, we continue to focus on long-term strategic positioning and growth opportunities, including the following:

•

U.S. Retirement and Investment Management Market.    We seek to capitalize on the growing need of baby boomers for products that provide guaranteed income for longer retirement periods. In addition, we continue to focus on our clients’ increasing needs for retirement income security given volatility in the financial markets. We also seek to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs.

•

U.S. Insurance Market.    We continue to focus on writing high-quality business and expect to continue to benefit from expansion of our distribution channels and deepening our relationships with third-party distributors. We also seek to capitalize on opportunities for additional voluntary life purchases in the group insurance market, as institutional clients are focused on controlling their benefit costs.

•

International Markets.    We continue to concentrate on deepening our presence in the markets in which we currently operate, such as Japan, and expanding our distribution capabilities, including through the integration of the acquired Star and Edison Businesses. We seek to capitalize on opportunities arising in international markets as changing demographics and public policy have resulted in a growing demand for retirement income products.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2011, 2010 and 2009 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$713	$1,046	$757
Retirement	598	572	494
Asset Management	659	487	55

Total U.S. Retirement Solutions and Investment Management Division	1,970	2,105	1,306

Individual Life	517	500	562
Group Insurance	208	215	331

Total U.S. Individual Life and Group Insurance Division	725	715	893

International Insurance	2,705	2,085	1,868

Total International Insurance Division	2,705	2,085	1,868

Corporate and Other	(1,127)	(923)	(779)

Adjusted operating income before income taxes for the Financial Services Businesses	4,273	3,982	3,288
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	2,521	116	(1,216)
Charges related to realized investment gains (losses), net	(1,836)	(178)	(492)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	223	501	1,601
Change in experience-rated contractholder liabilities due to asset value changes	(123)	(631)	(899)
Divested businesses	54	(25)	2,086
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(192)	(98)	(2,364)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,920	3,667	2,004
Income (loss) from continuing operations before income taxes for Closed Block Business	197	725	(480)

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$5,117	$4,392	$1,524

Results for 2011 presented above reflect the following:

•

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for the Financial Services Businesses for 2011 was $4,920 million, compared to $3,667 million for 2010. Adjusted operating income before income taxes for the Financial Services Businesses for 2011 was $4,273 million, compared to $3,982 million for 2010.

•

Individual Annuities segment results for 2011 decreased in comparison to 2010 primarily reflecting the impact of adjustments to the amortization of deferred policy acquisition and other costs and to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, which were unfavorable in 2011 and favorable in 2010. These adjustments were primarily driven by the impact of market performance on the estimated profitability of the business, as well as the impact of annual reviews and updates of assumptions and updates to reflect current period experience. Excluding these items, results increased in comparison to the prior year, primarily reflecting higher fee income resulting from the impact of positive net flows on variable annuity account values.

•

Retirement segment results for 2011 increased in comparison to 2010. The increase reflects higher fee income due to higher fee-based investment-only stable value account values in our institutional investment products business primarily from net additions and an increase in average full service fee-based retirement account values resulting primarily from market appreciation. This increase was partially offset by lower net investment spread results, higher general and administrative expenses, net of capitalization, and the unfavorable impact of annual reviews and updates of the assumptions used in amortizing deferred policy acquisition costs and value of business acquired.

•

Asset Management segment results improved in 2011 in comparison to 2010 primarily from improved results from the segment’s commercial mortgage and strategic investing activities and increased asset management fees.

•

Individual Life segment results for 2011 increased in comparison to 2010 primarily driven by a greater benefit in 2011 from annual updates of our actuarial assumptions resulting in lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, and a net decrease in insurance reserves. The 2011 benefit was $75 million, compared to a benefit of $52 million in 2010. Absent the impact of these annual reviews, results for 2011 decreased $6 million from 2010 primarily due to an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, largely reflecting the impact of equity markets on separate account fund performance in the respective periods, partially offset by the impact of less unfavorable mortality experience.

•

Group Insurance segment results declined in 2011, compared to 2010 primarily due to less favorable group disability underwriting results and higher expenses, largely offset by more favorable group life underwriting results.

•

International Insurance segment results for 2011 improved from 2010. Results from the segment’s Life Planner operations improved in 2011, reflecting the continued growth of our Japanese Life Planner operation and lower expenses, partially offset by claims resulting from the March 2011 earthquake and tsunami and less favorable mortality experience. Results from the segment’s Gibraltar Life and Other operations reflect the comparative impact of a $237 million benefit to 2011 results compared to a $66 million benefit to 2010 resulting from partial sales of our investment, through a consortium, in China Pacific Group. Also contributing to the increase in adjusted income was $354 million of earnings from operations of the acquired Star and Edison Businesses, excluding claims resulting from the March 2011 earthquake and tsunami, and a $96 million gain on sale of our investment in Afore XXI. These benefits were partially offset by $213 million of Star and Edison acquisition- and integration-related expenses and $49 million of charges primarily resulting from claims associated with the earthquake and tsunami in Japan. The remainder of the improvements in results compared to the prior year quarter came primarily from a greater contribution from investment results, reflecting business growth including higher earnings from our fixed annuities business and from expanding bank channel sales of protection products.

•

Corporate and Other operations resulted in an increased loss for 2011 as compared to 2010 primarily due to a higher level of expenses in other corporate activities, including a $93 million increase in expenses for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policyholders and contractholders and a $20 million charge related to a voluntary contribution to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $528 million in 2011 compared to 2010, primarily reflecting an increase in the policyholder dividend obligation expense.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See Note 2 to our Consolidated Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. We also defer costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. As of December 31, 2011, DAC and DSI in our Financial Services Businesses were $16.1 billion and $1.0 billion, respectively, and DAC in our Closed Block Business was $667 million.

Amortization methodologies

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. We also evaluate the recoverability of the DAC balance at the end of each reporting period. These DAC adjustments generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block Business results of operations. As of December 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $762 million.

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the non-participating whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we reduce the DAC balance to zero and increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant deterioration in future experience, and therefore do not expect significant writedowns to the related DAC.

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are amortized over the expected life of these policies in proportion to total gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization. Prior to the third quarter of 2010, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of our own non-performance, in our estimate of total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, we revised our hedging strategy, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. Prior to the third quarter of 2010 our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. Under our current hedging strategy, our hedge target continues to be grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. We add a credit spread to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. We also adjust our volatility assumption to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. For a discussion of the change in our hedging strategy and the results of our hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Net impact of embedded derivatives related to our living benefit features and related hedge positions.”

As mentioned above, this change in our hedging strategy also led to a change in the components included in our estimate of total gross profits used to determine the DAC and DSI amortization rates. Beginning in the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition as described above. However, total gross profits for these purposes includes the difference between the change in the value of the hedge target liability and the change in the asset value only to the extent this net amount is determined by management to be other-than-temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the change in the value of the hedge target liability and the change in the asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the value of the hedge target liability and asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in our best estimate of total gross profits for setting the DAC and DSI amortization rates.

Management may also decide to temporarily hedge to an amount that differs from the hedge target definition, given overall capital considerations of the Company and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization as these items are related to capital considerations and are not directly related to product profits.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The impact of increased fees results in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions are generally not impacted by short-term market fluctuations. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. The following table sets forth the weighted average rate of return assumptions, per annum, for our domestic variable annuity and variable life insurance businesses as of December 31, 2011.

	Variable Annuities	Variable Life Insurance
Long-term equity expected rate of return	9.2%	9.2%
Fixed income expected rate of return(1)	4.3%	5.7%
Long-term blended expected rate of return(2)	7.4%	7.7%

Near-term maximum equity rate of return	13.0%	13.0%
Fixed income expected rate of return(1)	4.3%	5.7%
Blended maximum expected rate of return(2)	9.9%	9.8%

Near-term mean reversion blended rate of return(3)	8.7%	9.8%

(1)	Fixed income expected rate of return for our variable annuities business is a levelized rate, blending current rates and long-term expected returns. Fixed income expected rate of return for our variable life insurance business is the long-term expected return, as a blend does not materially affect results due to the long duration of the liability.
(2)	Blend is based on the long-term expected distribution of funds between equity and fixed income funds.
(3)	As of December 31, 2011, more than half of our variable annuities business and the majority of our variable life insurance business had near-term mean reversion rates of return based on the blended maximum expected rate of return assumption.

The weighted average rate of return assumptions reflected in the table above are determined independently for variable annuities and variable life insurance and consider many factors specific to each business, including actual rates of return, liability durations, asset allocations and other factors. We update the rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

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

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2011 was $2.5 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. The impact of the unearned revenue reserve is discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2011
Increase/(Reduction) in DAC(1)
(in millions)
Decrease in future mortality by 1%	$46
Increase in future mortality by 1%	$(46)

(1)	The sensitivity balances reflected in the table are based on DAC accounting guidance as of December 31, 2011. As noted previously, new authoritative guidance was adopted effective January 1, 2012, which will reduce our DAC balances and corresponding sensitivities.

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2011, 2010 and 2009, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For variable annuity contracts, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. The DAC and DSI balances associated with our domestic variable annuity contracts were $2.7 billion and $1.0 billion, respectively, as of December 31, 2011. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the

DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2011
	Increase/(Reduction) in DAC(1)	Increase/ (Reduction) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(67)	$(27)
Increase in future rate of return by 100 basis points	$62	$26

(1)	The sensitivity balances reflected in the table are based on DAC accounting guidance as of December 31, 2011. As noted previously, new authoritative guidance was adopted effective January 1, 2012, which will reduce our DAC balances and corresponding sensitivities.

For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2011, 2010 and 2009, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts, and represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. As of December 31, 2011, VOBA was $3,845 million, and included $3,490 million related to the acquisition from AIG of the Star and Edison Businesses on February 1, 2011. See Note 3 for additional information on the acquisition from AIG of the Star and Edison Businesses. The remaining $355 million relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the effective life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. Based on this recoverability testing, in 2009 we impaired the entire remaining VOBA asset related to the variable annuity contracts acquired from Allstate. For additional information regarding this charge, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Goodwill

As of December 31, 2011, our goodwill balance of $888 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $238 million related to our Asset Management business, $184 million related to our International Insurance Gibraltar business and $22 million related to our International Insurance Life Planner business.

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would indicate the potential for impairment is more likely than not. The test is performed at the reporting unit level which is equal to or one level below our operating segments.

Accounting guidance allows a reporting unit to perform a qualitative assessment to determine if its goodwill is impaired. Factors such as macroeconomic conditions; industry and market considerations; cost factors; and others are used to assess the validity of the goodwill. If it is determined that the reporting unit’s fair value is not more likely than not below its carrying amount (equity attributed to a business to support its risk), the test is complete and no impairment is recorded. If this assertion cannot be made, a quantitative analysis must be performed. A reporting unit may bypass the qualitative analysis and begin their impairment analysis with the quantitative calculation. This option is unconditional and a reporting unit may resume performing the qualitative assessment in any subsequent period.

The quantitative analysis consists of two steps. Step 1 requires that the fair value of the reporting unit be calculated and compared to the reporting unit’s carrying value. If the fair value is greater than the carrying value, it is concluded there is no impairment and the analysis is complete. If the fair value is less than the carrying value, Step 2 of the process is completed to determine the amount of impairment, if any. Step 2 utilizes business combination acquisition accounting guidance and requires the fair value calculation of all individual assets and liabilities of the reporting unit (excluding goodwill, but including any unrecognized intangible assets). The net fair value of assets less liabilities is then compared to the reporting unit’s total fair value as calculated in Step 1. The excess of fair value over the net asset value equals the implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill to determine the reporting unit’s goodwill impairment loss, if any.

A qualitative assessment was performed by International Insurance’s Gibraltar business. After consideration of the relevant macro economic factors, as well as conditions specific to the insurance industry and the reporting unit, it was determined that the fair value of the reporting unit was not more likely than not below its carrying value and accordingly, there was no impairment of goodwill.

The International Insurance’s Life Planner business and the Asset Management segment elected to bypass the qualitative assessment and complete their impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2012 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2012 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

The Retirement Full Service business also elected to bypass the qualitative assessment and complete their impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected weighted average rate of return to the projected future cash flows of the reporting unit. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The weighted average rate of return, or WARR, represents the required rate of return on total capitalization. It is comprised of a required rate of return on equity of a company and the current tax-affected cost of debt, which are then weighted by the relative percentages of equity and debt assumed in the capital structure. To estimate the return on equity, we applied the Capital Asset Pricing Model, or CAPM. The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. CAPM is determined by beginning with the long-term risk-free rate of return then applying adjustments that consider the equity risk premium required for large company common stock investments as well as company specific adjustments to address volatility, small company premiums and other risks particular to a specific company. The WARR calculation is applied to a group of companies considered peers of the reporting unit to develop a weighted average rate of return for the peer group which is then used to estimate the market expected weighted average rate of return for the reporting unit. This process resulted in a discount rate of 12% which was then applied to the expected future cash flows of the Retirement Full Service business to estimate its fair value.

After completion of Step 1 of the quantitative tests, it was determined that fair values exceeded the carrying amounts for each of the three reporting units and it was concluded there was no impairment as of December 31, 2011. The Asset Management, International Insurance’s Life Planner and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts by 425%, 27% and 5%, respectively.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments. The Retirement Full Service business’ quantitative test is sensitive to a number of key assumptions. For example, a decline in its forecasted cash flows of 4%, an increase in the discount rate above 12.5%, or an increase in the equity attributed to support this business (representing the carrying value) of 5% could result in failing Step 1 of the quantitative test and therefore require a Step 2 assessment. Regarding all four reporting units tested, further market declines or other events impacting the fair value of these businesses, including discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of December 31, 2011, the Company experienced a market capitalization that was below its consolidated book value. An analysis was performed in order to confirm the reasonableness of the reporting unit fair values calculated in the goodwill impairment tests discussed above. The Company considered the fact that certain reporting units that do not contain goodwill have lower estimated fair values due to the nature of the risks in their businesses and also considered the negative impact of our Corporate & Other operations on the overall fair value of the Company. The Company also considered the amount of control premium necessary to estimate a fair value equal to book value. When comparing this control premium to actual control premiums experienced in recent insurance company acquisitions, as well as the impact of the lower market environment which can increase industry control premiums, the Company concluded that the calculated control premium reflected an amount which we believe is within a range of reasonableness. Based on these factors, the Company concluded that the reporting unit fair values calculated in the goodwill impairment test were reasonable.

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

We present our investments classified as available-for-sale, including fixed maturity and equity securities, our investments classified as trading, such as our trading account assets supporting insurance liabilities, our derivatives, and our embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements, “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Equity Securities—Other-than-Temporary Impairments of Equity Securities.”

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Policyholder Liabilities

Future Policy Benefit Reserves, other than Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued. These reserves relate primarily to the traditional participating whole life policies of our Closed Block Business and the non-participating whole life, term life, and life contingent structured settlement and group annuity products of our Financial Services Businesses.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2011, represented 31% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policies. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. These gains or losses generally have not created significant volatility in our results of operations since, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, these gains or losses could result in greater volatility in the Closed Block Business results of operations. As of December 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $762 million.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2011, represented 55% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and endowment contracts, and are determined in accordance with U.S. GAAP as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions about mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted by first reducing the DAC asset by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve by the excess, by means of a charge to current period earnings. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Unless a material change in mortality experience is observed in an interim period that we feel is indicative of a long term trend, we generally update our mortality assumptions annually in the third quarter of each year. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2011 represented 10% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions about mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Although we review our mortality and retirement assumptions on an ongoing basis throughout the year, we generally only update these assumptions annually during the third quarter unless a material change in mortality or retirement experience is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The remaining 4% of the reserves for future policy benefits as of December 31, 2011 represented reserves for the guaranteed minimum death benefit (“GMDB”) and optional living benefit features of the variable annuity products in our Individual Annuities segment, and group life and disability and long-term care benefits in our Group Insurance segment. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In establishing reserves for GMDBs and guaranteed minimum income benefits (“GMIB”s) related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the GMDB or GMIB and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a GMDB or GMIB in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and are out of their surrender charge period average between 7% and 20% per year, and the lapse rate assumptions for contracts that are in-the-money and are out of their surrender charge period average between 0% and 20% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for GMDBs and GMIBs have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for GMDBs and GMIBs related to variable annuity contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2011
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$114
Increase in future rate of return by 100 basis points	$(96)

For a discussion of adjustments to the reserves for GMDBs and GMIBs related to our Individual Annuities segment for the years ended December 31, 2011, 2010 and 2009, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.7 billion as of December 31, 2011 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claim payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effect on our level of liability. We review our claim termination assumptions compared to actual terminations annually. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. Recently, our claim termination experience has been impacted by increased volatility driven by the economic downturn. If actual experience results in a different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Unearned revenue reserves for universal life and investment contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $1.7 billion as of December 31, 2011. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

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

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2011 was $1.0 billion. The following table provides a demonstration of the sensitivity of that

URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change on the URR balance and does not reflect the offsetting impact of such a change on the DAC balance as discussed above in “—Deferred Policy Acquisition and Other Costs.” This information considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR.

December 31, 2011
Increase/(Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$28
Increase in future mortality by 1%	$(28)

For a discussion of URR adjustments related to our Individual Life segment for the years ended December 31, 2011, 2010, and 2009, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2011 was 7.00% for our pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2010, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2011
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(101)	$(14)
Decrease in expected rate of return by 100 basis points	$101	$14

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2010 methodology we employed to determine our discount rate for 2011. Our assumed discount rate for 2011 was 5.60% for our pension plans and 5.35% for our other postretirement benefit plans. Given the amount of pension and postretirement obligation as of December 31, 2010, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2011
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

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2012, we will decrease the discount rate to 4.85% from 5.60% in 2011. The expected rate of return on plan assets will decrease to 6.75% in 2012 from 7.00% in 2011, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2011, the sensitivity of our pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2011
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
Increase in discount rate by 100 basis points	(10)%	(9)%
Decrease in discount rate by 100 basis points	11%	10%

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. Operations, other than its operations in Japan and certain operations in India, Germany, and Taiwan.

Tax regulations require items to be included in the tax return at different times from when the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements.

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2011 of $51 million.

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

Our liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The Federal statute of limitations for the 2002 tax year expired on April 30, 2009. The Federal statute of limitations for the 2003 tax year expired on July 31, 2009. The Federal statute of limitations for the 2004 through 2007 tax years will expire in June 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2009 and 2011 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company’s affiliates in Japan and Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations for Japan and Korea are five years from when the return is filed.

Reserves for Contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Adoption of New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company adopted this guidance effective January 1, 2012, and will apply the retrospective method of adoption. We estimate that if the new guidance were adopted as of December 31, 2011, retrospective adoption would reduce deferred policy acquisition costs by approximately $3.6 billion to $4.4 billion for the Financial Services Businesses and by approximately $0.2 billion for the Closed Block Business, increase policy reserves for certain limited pay contracts by approximately $0.2 billion to $0.3 billion for the Financial Services Businesses, and reduce total equity by approximately $2.6 billion to $3.0 billion for the Financial Services Businesses and approximately $0.1 billion for the Closed Block Business. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, may initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

See Note 2 to our Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$2,018	$1,019	$621
Retirement	956	687	376
Asset Management	756	529	9

Total U.S. Retirement Solutions and Investment Management Division	3,730	2,235	1,006

Individual Life	496	461	696
Group Insurance	265	193	97

Total U.S. Individual Life and Group Insurance Division	761	654	793

International Insurance	2,986	1,644	1,095

Total International Insurance Division	2,986	1,644	1,095

Corporate and Other	(2,557)	(866)	(890)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,920	3,667	2,004
Income tax expense	1,537	1,058	131

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	3,383	2,609	1,873
Equity in earnings of operating joint ventures, net of taxes	185	84	1,523

Income from continuing operations for Financial Services Businesses	3,568	2,693	3,396
Income (loss) from discontinued operations, net of taxes	35	32	(19)

Net income—Financial Services Businesses	3,603	2,725	3,377
Less: Income (loss) attributable to noncontrolling interests	72	11	(34)

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$3,531	$2,714	$3,411

Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.23	$5.75	$7.72
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$7.14	$5.68	$7.67
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock	$7.31	$5.82	$7.68
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock	$7.22	$5.75	$7.63
Closed Block Business:
Income (loss) from continuing operations before income taxes for Closed Block Business	$197	$725	$(480)
Income tax expense (benefit)	62	245	(193)

Income (loss) from continuing operations for Closed Block Business	135	480	(287)
Income from discontinued operations, net of taxes	0	1	0

Net income (loss)—Closed Block Business	135	481	(287)
Less: Income attributable to noncontrolling interests	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$135	$481	$(287)

Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$55.50	$222.00	$(165.00)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc.per share—Class B Stock	$55.50	$222.50	$(165.00)
Consolidated:

Net income attributable to Prudential Financial, Inc.	$3,666	$3,195	$3,124

Results of Operations—Financial Services Businesses

2011 to 2010 Annual Comparison.    Income from continuing operations for the Financial Services Businesses increased $875 million, from $2,693 million in 2010 to $3,568 million in 2011. Results for 2011 compared to 2010 reflect the following:

•

Higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the strengthening of the yen during 2011;

•

Higher net pre-tax gains associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described below, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from declining interest rates in 2011, and higher gains from changes in the market value of currency derivatives due to foreign currency exchange rate movements;

•	A $237 million pre-tax benefit in 2011 compared to a $66 million pre-tax benefit in 2010 on sales of portions of our indirect interest in China Pacific Insurance (Group) Co., Ltd;

•	A $96 million pre-tax gain on the sale of our investment in Afore XXI, an operating joint venture in our International Insurance segment; and

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of favorable currency fluctuations, in our International Insurance operations.

Partially offsetting these increases in income from continuing operations were the following items:

•

A $722 million unfavorable variance, before taxes, reflecting the net impact from the mark-to-market of our embedded derivatives, including the impact of non-performance risk, and related hedge positions associated with certain variable annuities, the impact on amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition;

•

A $580 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance and the impact of an annual review and update of assumptions; and

•	A $93 million pre-tax expense for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for 2011 of $7.14 per share of Common Stock increased from $5.68 per share of Common Stock for 2010. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $24 million for 2011, compared to $36 million for 2010. As described more fully in Note 16 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums.

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

2010 to 2009 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $703 million, from $3,396 million in 2009 to $2,693 million in 2010. Results for 2009 include a $1,457 million after tax gain on the sale of our minority joint venture interest in Wachovia Securities to Wells Fargo. Absent the effect of this item, income from continuing operations for the Financial Services Businesses for 2010 increased $754 million from 2009 reflecting the following:

•

Net pre-tax gains in 2010 compared to net pre-tax losses in 2009 associated with our general account portfolio and hedging programs, reflecting the impact of financial market conditions in each period;

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations and higher life-contingent structured settlement and single premium annuity sales in our retirement business; and

•	Increases in other income and benefits and expenses due to changes in value of recorded assets and liabilities that are expected to ultimately accrue to contractholders.

On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for 2010 of $5.68 per share of Common Stock decreased from $7.67 per share of Common Stock for 2009.

The direct equity adjustment, as described above, increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $36 million for 2010 compared to $43 million for 2009.

Results of Operations—Closed Block Business

2011 to 2010 Annual Comparison.    Income from continuing operations for the Closed Block Business for 2011, was $135 million, or $55.50 per share of Class B Stock, compared to $480 million, or $222.00 per share of Class B Stock, for 2010. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $24 million for 2011, compared to $36 million for 2010. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2010 to 2009 Annual Comparison.    Income (loss) from continuing operations for the Closed Block Business for 2010, was $480 million, or $222.00 per share of Class B Stock, compared to a loss of $287 million, or $(165.00) per share of Class B Stock, for 2009. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $36 million for 2010 compared to $43 million for 2009. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues	$3,638	$3,195	$2,515
Benefits and expenses	2,925	2,149	1,758

Adjusted operating income	713	1,046	757
Realized investment gains (losses), net, and related adjustments(1)	3,136	120	416
Related charges(2)	(1,831)	(147)	(552)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,018	$1,019	$621

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2011 to 2010 Annual Comparison.    Adjusted operating income decreased $333 million, from $1,046 million in 2010 to $713 million in 2011. The decrease in adjusted operating income was driven by the impacts of a $232 million net charge in the current year, and a $348 million net benefit in the prior year, from adjustments to amortization of deferred policy acquisition costs (“DAC”) and other costs and to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of annual reviews and updates of the assumptions used in estimating the profitability of our business. Results for both years include the impact of these items which are discussed in more detail below.

Excluding the items discussed above, adjusted operating income increased $247 million. The increase was driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily driven by positive net flows. See “—Account Values” below for a further discussion of our account values and sales. The higher fee income was partially offset by higher general and administrative expenses, net of capitalization, reflecting higher costs to support business growth and higher financing expenses, and the impact of a $25 million benefit in 2010 from refinements based on a review and settlement of reinsurance contracts related to acquired business.

As shown in the following table, adjusted operating income for 2011 included $232 million of net charges from adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products, compared to $348 million of net benefits included in 2010.

	Year ended December 31, 2011			Year ended December 31, 2010
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$(118)	$(170)	$(288)	$36	$67	$103
Annual review/assumption updates	(45)	65	20	165	12	177
Quarterly adjustments for current period experience and other updates(3)	31	5	36	23	45	68

Total	$(132)	$(100)	$(232)	$224	$124	$348

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $288 million of charges and $103 million of benefits in 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Actual rate of return	3.7%	0.8%	(9.8)%	4.9%	3.4%	(5.2)%	8.1%	6.0%
Expected rate of return	1.7%	1.7%	1.7%	2.2%	2.0%	1.9%	2.1%	1.9%

Overall lower than expected returns in 2011 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall higher than expected returns in 2010 had opposite impacts, resulting in an increase to our estimate of total gross profits used as a basis for amortizing DAC and other costs and a decrease to our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products. This change resulted in a lower required rate of amortization and lower required reserve provisions, which were applied to all prior periods.

As discussed and shown in the table above, results for both years include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $20 million of net benefits from these annual reviews, primarily related to a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value, partially offset by a reduction of the weighted average future return assumption to 4.3% on fixed rate portfolios. The reduction in the weighted average future return assumption on fixed rate portfolios was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future return on fixed rate investments of 4.3%. The third quarter of 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

For a further discussion of the assumptions, including our current near-term and long-term projected rates of return, used in estimating total gross profits used as the basis for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see “—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

The $36 million and $68 million of benefits in 2011 and 2010, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for 2011 include reductions to both the amortization of DAC and other costs and the reserves related to the GMDB and GMIB features of our variable annuity products. The reduction to the amortization of DAC and other costs was driven by higher than expected gross profits primarily from lower than expected lapses, higher than expected fee income and higher than expected general account spreads. The reduction to the reserves related to the GMDB and GMIB features of our variable annuity products was driven by lower than expected actual contract guarantee claim costs, higher than expected fee income and higher than expected general account spreads, partially offset by lower than expected lapses. The experience true-up adjustments for 2010 included a reduction in the amortization of DAC and other costs driven by higher than expected gross profits primarily from higher than expected fee income, and a reduction to the reserves related to the GMDB and GMIB features of our variable annuity products driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience and higher than expected fee income.

As noted previously, the quarterly adjustments to reflect current period market performance and experience and other updates, and the annual reviews and updates of assumptions impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods. Additionally, in the third and fourth quarters of 2011, we evaluated the results of our living benefits hedging program and determined the difference between the change in the value of the hedge target liability and the change in the fair value of the hedge assets to be other-than-temporary. As a result, we included these amounts in our best estimate of total gross profits used for setting amortization rates, which will also drive changes in the amortization of DAC and other costs in future periods. The table above excludes the impacts of resetting the amortization rates for this item, as both the hedge results and related amortization of DAC and other costs are excluded from adjusted operating income. However, adjusted operating income in the fourth quarter of 2011 includes the subsequent impact to base amortization from resetting the amortization rates at the end of the third quarter. Base amortization is calculated by applying the new rates to actual gross profits for the quarter. See “—Net impact of embedded derivatives related to our living benefit features and related hedge positions” for additional details on the impact of our hedge results that are excluded from adjusted operating income.

2010 to 2009 Annual Comparison.    Adjusted operating income increased $289 million, from $757 million in 2009 to $1,046 million in 2010. The increase in adjusted operating income was primarily due to an increase in fee income, net of higher distribution costs, driven by higher average variable annuity account values invested in separate accounts due to positive net flows and net market appreciation.

Partially offsetting the increase in adjusted operating income was a $31 million lower benefit related to adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs. As shown in the following table, adjusted operating income for 2010 included $348 million of benefits from these adjustments, compared to $379 million of benefits included in 2009. This variance is discussed in more detail below.

	Year ended December 31, 2010			Year ended December 31, 2009
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$36	$67	$103	$54	$277	$331
Annual review/assumption updates	165	12	177	(30)	(19)	(49)
Quarterly adjustments for current period experience and other updates(3)	23	45	68	63	34	97

Total	$224	$124	$348	$87	$292	$379

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.

(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $103 million and $331 million of benefits for 2010 and 2009, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Actual rate of return	3.4%	(5.2)%	8.1%	6.0%	(4.5)%	12.7%	10.6%	3.0%
Expected rate of return	2.0%	1.9%	2.1%	1.9%	2.5%	2.5%	2.4%	2.1%

Actual returns exceeded our expected returns for 2010 which increased our estimates of total gross profits and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. The expected rates of return in 2010 for some contract groups were based upon our maximum future rate of return under the reversion to the mean approach. The overall increase in our estimate of total gross profits and decrease in our estimate of future expected claims costs results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions was a $103 million benefit for 2010 as shown in the table above.

The $331 million of benefits for 2009 relating to the quarterly market performance adjustments is attributable to a similar impact on gross profits of market value increases in the underlying assets associated with our variable annuity products, reflecting financial market conditions during the period. The benefit in 2009 is higher than that in 2010 due to a greater difference in 2009 between the actual rates of return and the expected rates of return. Also, the $54 million decrease in amortization of DAC and other costs in 2009 is net of a $73 million charge to impair the entire remaining balance of value of business acquired, or VOBA, related to the variable annuity contracts acquired from The Allstate Corporation, or Allstate, in the second quarter of 2006. The additional charge was required in the first quarter of 2009, as the declines in estimated future gross profits related to market performance caused the present value of estimated gross profits for these contracts to fall below zero. Since the VOBA balance was completely amortized for these contracts, it cannot be reestablished for market value appreciation in subsequent periods.

As discussed and shown in the table above, results for both periods also include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. 2010 included $177 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. 2009 included $49 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $68 million benefit for 2010 and the $97 million benefit for 2009 for the quarterly adjustments for current period experience and other updates shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the GMDB and GMIB features of our variable annuity products. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change, and a cumulative adjustment to previous periods’ amortization, also referred to as an experience true-up adjustment, may be required in the current period.

This adjustment to previous periods’ amortization is in addition to the direct impact of actual gross profits on current period amortization and the market performance related adjustment to our estimates of gross profits for future periods. The experience true-up adjustments for deferred policy acquisition and other costs for 2010 reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income. The adjustment for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products in 2010 primarily reflects a reserve decrease driven by lower than expected actual contract guarantee claim costs, more favorable lapse experience, and higher than expected fee income. The experience true-up adjustments for deferred policy acquisition and other costs for 2009 reflect a reduction in amortization due to better than expected gross profits. The adjustment for the reserves for the GMDB and GMIB features of our variable annuity products in 2009 primarily reflects higher than expected fee income due to market value increases, partially offset by higher than expected actual contract guarantee claims costs due to lower than expected lapses.

Revenues

2011 to 2010 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $443 million, from $3,195 million in 2010 to $3,638 million in 2011. Policy charges and fees and asset management fees and other income increased $576 million driven by higher average variable annuity account values invested in separate accounts due to positive net flows and net transfers of balances from the general account to the separate accounts primarily driven by an automatic rebalancing element, also referred to as an asset transfer feature, in some of our optional living benefit features. Partially offsetting the increase in revenues was a decrease in net investment income of $88 million, reflecting lower average annuity account values in the general account also resulting from transfers from the general account to the separate accounts. Premiums also decreased $45 million, reflecting a decline in annuitizations of our variable annuity contracts.

2010 to 2009 Annual Comparison.    Revenues increased $680 million, from $2,515 million in 2009 to $3,195 million in 2010. Policy charges and fees and asset management fees and other income increased $703 million primarily due to higher average variable annuity account values invested in separate accounts. The increase in average separate account asset balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts during 2010. Premiums also increased $78 million driven by an increase in annuitizations primarily from contracts with the GMIB feature. Partially offsetting the increase in revenues was a decrease in net investment income of $101 million, reflecting lower average annuity account values in the general account also resulting from transfers from the fixed-rate account in the general account to the separate accounts as discussed above.

See “—Account Values” below for a further discussion of our account values and sales, and “—Variable Annuity Net Amount at Risk” below for a further discussion of the automatic rebalancing element in some of our optional living benefit features.

Benefits and Expenses

2011 to 2010 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $776 million, from $2,149 million in 2010 to $2,925 million in 2011. Absent the net $580 million increase related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, discussed above, benefits and expenses increased $196 million. General and administrative expenses, net of capitalization, increased $199 million, driven by higher distribution and asset management costs, reflecting business and account value growth. The amortization of DAC increased $97 million primarily reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Interest expense also increased $46 million driven by higher borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $107 million primarily due to lower average annuity account values in the fixed-rate account of the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits. Insurance and annuity benefits also decreased $39 million, primarily driven by the decrease in premiums noted above.

2010 to 2009 Annual Comparison    Benefits and expenses increased $391 million, from $1,758 million in 2009 to $2,149 million in 2010. Absent the net $31 million increase related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $360 million. General and administrative expenses, net of capitalization, increased $240 million primarily driven by higher distribution and asset management costs, reflecting higher average variable annuity asset balances invested in separate accounts and higher variable annuity sales. Interest expense also increased $53 million driven by higher intercompany borrowings to fund operating costs and new business sales. The amortization of DAC increased $36 million reflecting the impact of higher gross profits used as a basis for amortization driven by higher fee income. Insurance and annuity benefits increased $34 million driven by an increase in annuitizations primarily from contracts with the GMIB feature partially offset by lower reserves on the GMDB and GMIB features due to the impact of favorable markets on account values during 2010. Lower interest credited to policyholders’ account balances driven by lower average annuity account values in the fixed-rate accounts of the general account was mostly offset by higher amortization of deferred sales inducements, reflecting the impact of higher gross profits primarily from fee income.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
Variable Annuities(1):
Beginning total account value	$102,348	$80,519	$60,007
Sales	20,224	21,651	16,117
Surrenders and withdrawals	(7,049)	(6,923)	(5,776)

Net sales	13,175	14,728	10,341
Benefit payments	(1,092)	(981)	(988)

Net flows	12,083	13,747	9,353
Change in market value, interest credited and other activity(2)	(2,450)	9,748	12,220
Policy charges	(2,238)	(1,666)	(1,061)

Ending total account value(3)	$109,743	$102,348	$80,519

Fixed Annuities:
Beginning total account value	$3,837	$3,452	$3,295
Sales	69	103	179
Surrenders and withdrawals	(183)	(215)	(258)

Net redemptions	(114)	(112)	(79)
Benefit payments	(276)	(267)	(160)

Net flows	(390)	(379)	(239)
Interest credited and other activity(2)	346	766	397
Policy charges	(1)	(2)	(1)

Ending total account value	$3,792	$3,837	$3,452

Total Individual Annuities—Ending total account value	$113,535	$106,185	$83,971

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	Includes cumulative reclassifications of $267 million in 2010 and $259 million in 2009 from variable annuity to fixed annuity account values to conform presentation of certain contracts in annuitization status to current reporting practices.
(3)	As of December 31, 2011, variable annuity account values are invested in equity portfolios ($50 billion or 46%), bond portfolios ($43 billion or 39%), market value adjusted or fixed-rate accounts ($9 billion or 8%), and other ($8 billion or 7%).

2011 to 2010 Annual Comparison.    Total account values for variable and fixed annuities amounted to $113.5 billion as of December 31, 2011, representing an increase of $7.4 billion from December 31, 2010. The increase was driven by positive variable annuity net flows, partially offset by decreases in the market value of customers’ variable annuities due to unfavorable equity markets and higher policy charges driven by the growing account value base. Gross sales of our variable annuities decreased $1.4 billion, driven by the impacts of modifications we implemented in the first quarter of 2011 to scale back benefits and increase pricing, and increased competition as certain of our competitors became more aggressive in product design and pricing. Despite these impacts, we believe that our current product offerings remain competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-sold optional living benefit features include an automatic rebalancing element. Our automatic rebalancing element occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk management capabilities. Individual variable annuity surrenders and withdrawals were relatively flat despite the increase in account values, as the newly acquired business experienced lower lapse rates. See “—Variable Annuity Net Amount at Risk” for a more detailed discussion of our automatic rebalancing element.

2010 to 2009 Annual Comparison.    Total account values for fixed and variable annuities amounted to $106.2 billion as of December 31, 2010, representing an increase of $22.2 billion from December 31, 2009. The increase was driven by positive variable annuity net flows and increases in the market value of customers’ variable annuities due to favorable equity markets for 2010. Individual variable annuity gross sales increased $5.5 billion, from $16.1 billion in 2009 to $21.6 billion in 2010. The increase reflects our product strength, customer value proposition, and position as the primary provider of living benefit guarantees based on highest daily customer account value as well as the further expansion of our distribution networks. Additionally, we benefited from some of our competitors implementing product modifications to increase pricing and scale back product features due to market disruptions in late 2008 and the first half of 2009. Individual variable annuity surrenders and withdrawals increased by $1.1 billion, from $5.8 billion in 2009 to $6.9 billion in 2010, reflecting the overall impact of higher account values in 2010 due to market appreciation during that period.

Variable Annuity Net Amount at Risk

The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Changes in the global financial markets can create volatility in the net amounts at risk embedded in our variable annuity products that include optional living benefit and GMDB features. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with these products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Overall, the automatic rebalancing element helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, all offerings of optional living benefit features associated with currently-sold variable annuity products include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	December 31, 2011		December 31, 2010		December 31, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$70,341	$4,238	$57,336	$1,217	$34,901	$1,061
No automatic rebalancing element	15,300	2,361	17,735	1,825	17,570	2,785

Total variable annuity account values with living benefit features	$85,641	$6,599	$75,071	$3,042	$52,471	$3,846

	(% of total)
Automatic rebalancing element	82%	64%	76%	40%	67%	28%
No automatic rebalancing element	18	36	24	60	33	72

Total variable annuity account values with living benefit features	100%	100%	100%	100%	100%	100%

(1)	As of December 31, 2011, 2010 and 2009, asset values that have rebalanced to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 30% or $20.9 billion of the $70.3 billion total account value, 12% or $6.7 billion of the $57.3 billion total account value and 23% or $8.2 billion of the $34.9 billion total account value, respectively.

The increase in account values that include an automatic rebalancing element as of December 31, 2011 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The increase in the net amount at risk for these contracts as of December 31, 2011 compared to prior periods reflects overall growth in our variable annuity business and account value performance during 2011.

Our GMDBs guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. The net amount at risk associated with the GMDBs provided by our variable annuity contracts includes risk we have deemed suitable to retain. However, certain of these account values are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. An additional $21.1 billion, $24.0 billion and $24.4 billion of variable annuity account values, as of December 31, 2011, 2010 and 2009, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	December 31, 2011		December 31, 2010		December 31, 2009
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$70,341	$2,154	$57,336	$592	$34,901	$800
No automatic rebalancing element	36,407	5,628	41,693	4,867	41,975	7,798

Total variable annuity account values with death benefit features	$106,748	$7,782	$99,029	$5,459	$76,876	$8,598

	(% of total)
Automatic rebalancing element	66%	28%	58%	11%	45%	9%
No automatic rebalancing element	34	72	42	89	55	91

Total variable annuity account values with death benefit features	100%	100%	100%	100%	100%	100%

The increase in account values that include an automatic rebalancing element as of December 31, 2011 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The increase in the net amount at risk for these contracts as of December 31, 2011 compared to 2010 reflects overall growth in our variable annuity business and account value performance during 2011.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase interest rate swaps, swaptions, floors and caps as well as equity options and futures to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market’s perception of our own non-performance risk (“NPR”), with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for defining the hedge target. Our current hedge target definition is grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. We add a credit spread to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. We also adjust our volatility assumption to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, as we believe the impact on the liability driven by these margins is temporary and does not reflect the economic value of the liability. This hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by U.S. GAAP and the change in the value of the hedge positions, potentially increasing volatility in U.S. GAAP earnings.

In addition, we evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from our hedge target definition. Based on these considerations, beginning in the latter half of 2010, we decided to temporarily hedge to an amount less than our hedge target definition to be consistent with our long-term economic view. From the inception of this decision through December 31, 2011, we have experienced cumulative increases in the hedge target liability of approximately $1.4 billion related to the under-hedged risk, with no corresponding hedge asset increase. This cumulative impact includes $1.7 billion of losses attributable to 2011, partially offset by $0.3 billion of gains attributable to 2010. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations, as described in “—Corporate and Other.”

As of December 31, 2011, the fair value of the living benefit embedded derivative under U.S. GAAP was a $2.8 billion liability. Excluding the impact of the cumulative adjustment for NPR of $5.5 billion, the value of the living benefit embedded derivative was an $8.3 billion liability. As of December 31, 2011, the value of our hedge target, based on our hedge target definition, was a $7.1 billion liability. The difference between the value of the hedge target and the value of the living benefit embedded derivative under U.S. GAAP, excluding NPR, as of December 31, 2011 is primarily attributable to the impact of the margins and return assumptions as discussed above.

As described above, our hedging strategy uses capital markets instruments to generally match certain capital market sensitivities of the portion of the hedge target liability we choose to hedge. As of December 31, 2011, the fair value of our hedge positions was a net asset position of $5.3 billion. Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as our decision to temporarily hedge to an amount that differs from our hedge target definition and other factors, the amount of hedge assets compared to our hedge target measured as of any specific point in time will be different, and is not expected to be fully offsetting.

For additional information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries—Capital.”

The net impact of both the change in the value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of

DAC and other costs is included in “Related charges,” both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative liability and related hedge positions, as well as the related amortization of DAC and other costs, for the years ended December 31, 2011, 2010 and 2009 for the Individual Annuities segment.

	Year Ended December 31,
	2011	2010	2009
	(1)
	(in millions)
Change in fair value of hedge positions	$3,873	$(224)	$(2,715)
Change in value of hedge target liability, excluding unhedged portions and assumption updates(2)	(5,170)	364	3,049

Net hedging impact, excluding unhedged portions and assumption updates	(1,297)	140	334
Change in portions of embedded derivative liability, before NPR, excluded from hedge target definition(3)	(457)	387	0
Impact of assumption updates on hedge target liability	(17)	(902)	(110)
Change in the NPR adjustment(4)	4,786	412	312

Net benefit from changes in embedded derivative liability and hedge positions reported in the Individual Annuities segment	3,015	37	536

Related charge to amortization of DAC and other costs(5)	(1,736)	(4)	(410)

Net benefit from changes in embedded derivative liability and hedge positions, after the impact of NPR, DAC and other costs, reported in the Individual Annuities segment	$1,279	$33	$126

Change in value of unhedged portion of hedge target liability—reported in Corporate & Other operations(6)	$(1,662)	$306	$0

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Beginning with the third quarter of 2010, represents the change in value based on our hedge target definition as described above, excluding the impacts of temporarily hedging to an amount that differs from our hedge target definition and assumption updates. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of NPR.
(3)	Represents the impact attributable to the difference between the value of the hedge target liability, based on our hedge target definition, and the value of the embedded derivative liability as defined by U.S. GAAP, before adjusting for NPR.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of those individual living benefit contracts in a liability position and not to those in a contra-liability position. As of December 31, 2011, the value of the embedded derivatives, before the adjustment for NPR, was a net liability of $8.3 billion. This net liability was comprised of $8.5 billion of individual living benefit contracts in a liability position, net of $0.2 billion of individual living benefit contracts in a contra-liability position.
(5)	Related charge to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”
(6)	Represents the impact of temporarily hedging to an amount that differs from our hedge target definition. This amount is not reported in the Individual Annuities segment. See “—Corporate and Other” for details.

As shown in the table above, the net impacts from changes in the embedded derivative liability and hedge positions, after the impact of DAC and other costs, reported in the Individual Annuities segment were net benefits of $1,279 million, $33 million and $126 million for 2011, 2010 and 2009, respectively.

The net benefit of $1,279 million in 2011 included a net charge of $1,297 million resulting from the net impact of hedging, excluding the unhedged portions and assumption updates, driven by significant capital markets volatility in the second half of 2011. Also included in the net benefit of $1,279 million was a net charge of $457 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP and the valuation of the hedge target liability, which we choose not to hedge. These charges were offset by a $4,786 million adjustment to the embedded derivative liability to reflect NPR, primarily from a higher base of embedded derivative liabilities, driven by significant declines in risk-free interest rates and the impact of account value performance, as well as an overall widening of the credit spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries. Partially offsetting these items was a net charge of $1,736 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC. In the third and fourth quarters of 2011, we also determined that the cumulative difference between the change in the value of the hedge target liability, excluding the unhedged portions and assumption updates, and the change in the fair value of the hedge assets was other-than-temporary.

As a result, we included the cumulative differences in our best estimate of total gross profits, which resulted in an increase in our DAC amortization rates. For a further discussion of the assumptions used in estimating total gross profits used as the basis for amortizing DAC and other costs, see “—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

The net benefit of $33 million in 2010 included a net benefit of $140 million resulting from the net impact of hedging, excluding the unhedged portions and assumption updates, driven by differences in the actual performance of the underlying separate accounts funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy. Also included in the net benefit of $33 million was a net benefit of $387 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP and the valuation of the hedge target liability, which we choose not to hedge, and a net charge of $902 million related to reductions in the expected lapse rate assumption based on actual experience. These items were partially offset by a $412 million adjustment to the embedded derivative liability to reflect NPR, primarily resulting from an increase in the value of embedded derivatives in a liability position, reflecting an increase in the present value of future expected benefit payments driven by lower interest rates and a reduction in the expected lapse rate assumption. Partially offsetting these items was a net charge of $4 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC.

The net benefit of $126 million in 2009 included a net benefit of $334 million resulting from the net impact of hedging, excluding assumption updates, driven by differences in the actual performance of the underlying separate accounts funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy. Also included in the net benefit of $126 million was a net charge of $110 million from updates to the expected lapse rate and equity volatility assumptions based on actual experience. These items were partially offset by a $312 million adjustment to the embedded derivative liability to reflect NPR, reflecting the initial incorporation of an additional spread over LIBOR to reflect NPR in the valuation of the embedded derivative liability in 2009. Partially offsetting these items was a net charge of $410 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC.

For additional information regarding the methodologies used in determining the fair value of the embedded derivative liability associated with our living benefit features as defined by U.S. GAAP, and for calculating the impact of NPR, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

Capital hedge program

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges, which primarily consisted of equity-based total return swaps, were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we removed the equity component of our capital hedge within the Individual Annuities segment by terminating the equity-based total return swaps, as part of a new program to more broadly address the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios. Since the new program incorporates capital implications across a number of businesses, the results of that program are reported within Corporate and Other operations. Consequently, see “—Corporate and Other” for a discussion of the results of the current program. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries” for a further discussion of the capital hedge program. The results of the Individual Annuities segment included $21 million and $180 million for 2010 and 2009, respectively, of mark-to-market losses on these capital hedges prior to their termination, driven by favorable market conditions which resulted in an increase in our capital position. The results of these hedges are included in “Realized investment gains (losses), net and related adjustments” and have been excluded from adjusted operating income. We continue to assess the composition of the hedging program on an ongoing basis.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues	$4,871	$5,183	$4,659
Benefits and expenses	4,273	4,611	4,165

Adjusted operating income	598	572	494
Realized investment gains (losses), net, and related adjustments(1)	269	262	(825)
Related charges(2)	(11)	(17)	5
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	383	468	1,533
Change in experience-rated contract holder liabilities due to asset value changes(4)	(283)	(598)	(831)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$956	$687	$376

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” and “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

Adjusted Operating Income

2011 to 2010 Annual Comparison.    Adjusted operating income increased $26 million, from $572 million in 2010 to $598 million in 2011. The increase primarily reflects higher asset-based fee income, partially offset by lower net investment spread results and higher general and administrative expenses, net of capitalization. Also offsetting the increase in adjusted operating income is an unfavorable impact from annual reviews performed in the third quarter of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and value of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience.

Higher asset-based fee income was driven by an increase in fee-based investment-only stable value account values in our institutional investment products business driven by net additions, and higher average full service fee-based retirement account values primarily driven by market appreciation. For further discussion of our sales and account values, see “—Sales Results and Account Values.”

Lower net investment spread results were driven by lower reinvestment rates, and the unfavorable impact of changes in the market values of alternative investments and equity investments in certain separate accounts. Partially offsetting these declines were the impact of lower crediting rates driven by rate resets in the first quarter of 2011 and higher general account stable value account values in our full service business. The impact of higher structured settlement product balances in our institutional investment products business was essentially offset by lower balances from guaranteed investment product scheduled withdrawals.

Higher general and administrative expenses, net of capitalization, were driven by costs related to legal matters and strategic initiatives. These increases in expenses were partially offset by a decline in charges related to certain cost reduction initiatives.

Results for both 2011 and 2010 include the impact of annual reviews performed in the third quarter of the assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and value of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for 2011 and 2010 included charges of $24 million and $18 million, respectively, from the annual reviews. The quarterly adjustments for current period experience had no net impact on 2011 earnings and resulted in an $11 million benefit in 2010, reflecting the cumulative impact on amortization of differences between actual gross profits and previously estimated expected gross profits. Together, these items resulted in a net charge of $24 million in 2011 and a net charge of $7 million in 2010. The net charge of $24 million in 2011 was driven by changes to expense and net cash flow assumptions which decreased expected future gross profits, while the net charge of $7 million in 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which also decreased expected future gross profits.

2010 to 2009 Annual Comparison.    Adjusted operating income increased $78 million, from $494 million in 2009 to $572 million in 2010, primarily reflecting higher asset-based fee income and improved net investment spread results partially offset by an increase in general and administrative expenses, net of capitalization, and a less favorable benefit from reserve refinements.

Higher asset-based fees were driven by an increase in average full service fee-based retirement account values due to market appreciation and net additions, and higher fee-based investment-only stable value account values in our institutional investment products business driven by net additions.

Improved net investment spread results were driven by lower crediting rates on general account liabilities in our full service business and increased income from alternative investments. Lower crediting rates on general account liabilities in our full service business resulted from rate resets in the third quarter of 2009 and first quarter of 2010. Also contributing to the increase in net investment spread results were increased net settlements on floating-rate to fixed-rate interest rate swaps used to manage the duration of the investment portfolio. The increase in net swap settlements resulted from the generally favorable impact of lower interest rates on the swaps used to manage the duration of the investment portfolio primarily for our institutional investment products business. Partially offsetting the improvement in net investment spread results was the negative impact of a lower base of invested assets in our general account reflecting scheduled withdrawals from guaranteed investment products in our institutional investment products business partially offset by the positive impact of net additions in our structured settlement product and increases in balances in our full service general account stable value products.

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

Results for both 2010 and 2009 also include the impact of annual reviews of the assumptions used in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and value of business acquired, as well as the impact of our quarterly adjustments to total gross profits for current period experience. Adjusted operating income for 2010 and 2009 included charges of $18 million and $3 million, respectively, from the annual reviews. The quarterly adjustments for current period experience resulted in an $11 million benefit in 2010 compared to a $5 million charge in 2009, reflecting the cumulative impact on amortization of differences between actual gross profits for the period and the previously estimated expected gross profits for the period. Together, these items resulted in net charges included in adjusted operating income of $7 million for 2010 and $8 million in 2009. The net charge of $7 million in 2010 was driven by changes in lapse rate and fee-based profit margin assumptions which both decreased expected future gross profits.

Revenues

2011 to 2010 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $312 million, from $5,183 million in 2010 to $4,871 million in 2011. Premiums decreased $286 million, driven by lower life-contingent structured settlement and single premium annuity sales, partially offset by higher sales of non-participating group annuity separate accounts. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $60 million primarily reflecting lower portfolio yields and the unfavorable impact of changes in the market values of equity method alternative investments and equity investments in certain separate accounts. Policy charges and fee income and asset management fees and other income increased $34 million, primarily driven by an increase in asset-based fees due to an increase in fee-based investment-only stable value account values in our institutional investment products business, and an increase in average full service fee-based retirement account values. These increases were partially offset by the unfavorable impact of changes in the market values of certain alternative investments accounted for under the fair value option.

2010 to 2009 Annual Comparison.    Revenues increased $524 million, from $4,659 million in 2009 to $5,183 million in 2010. Premiums increased $464 million, driven by higher life-contingent structured settlement and single premium annuity sales which resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below. Policy charges and fee income and asset management fees and other income increased $131 million, primarily driven by an increase in asset-based fees due to an increase in average full service fee-based retirement account values and an increase in fee-based investment-only stable value account values in our institutional investment products business, as well as increased income from net settlements on interest rate swaps, as discussed above.

Partially offsetting these increases was a $71 million decrease in net investment income, primarily reflecting a smaller base of invested assets resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, and lower portfolio yields, including lower interest rates on floating rate investments due to rate resets. Partially offsetting these declines were increases in net investment income from an increase in income on equity method alternative investments as discussed above.

Benefits and Expenses

2011 to 2010 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $338 million, from $4,611 million in 2010 to $4,273 million in 2011. Absent the impact of the annual reviews and other adjustments to the amortization of deferred policy acquisition costs and value of business acquired discussed above, which account for a $17 million increase, benefits and expenses decreased $355 million. Policyholders’ benefits, including the change in policy reserves, decreased $254 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above. Interest credited to policyholders’ account balances decreased $119 million including a refinement to the methodology applied in calculating reserves for certain structured settlement contracts, with an equally offsetting impact to amortization of deferred policy acquisition costs. Also contributing to the decrease were lower crediting rates on full service general account stable value account values due to rate resets and the impact of scheduled withdrawals on account values of our general account guaranteed investment products in our institutional investment products business, partially offset by the impact of higher account values from our full service general account stable value products and our structured settlement products. The amortization of deferred policy acquisition costs increased $24 million primarily driven by a refinement to the methodology applied in calculating the amortization of deferred policy acquisition costs for certain structured settlement contracts, as mentioned above. Also, general and administrative expenses, net of capitalization, decreased $3 million, driven by lower commission expenses due to a decline in life contingent structured settlement sales and lower charges related to certain cost reduction initiatives, partially offset by higher costs related to legal matters and strategic initiatives. In addition, interest expense decreased $3 million, reflecting lower interest rates.

2010 to 2009 Annual Comparison.    Benefits and expenses increased $446 million, from $4,165 million in 2009 to $4,611 million in 2010. Policyholders’ benefits, including the change in policy reserves, increased $468 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums and a less favorable benefit from reserve refinements, as discussed above. Also, general and administrative expenses, net of capitalization, increased $67 million primarily driven by higher commission expenses, net of capitalization, higher asset management costs due to an increase in average full service fee-based retirement account values, and expenses incurred in 2010 related to certain cost reduction initiatives. These increases were partially offset by a decrease in interest credited to policyholders’ account balances of $73 million, primarily reflecting a smaller base of account values resulting from scheduled withdrawals of our general account guaranteed investment products in our institutional investment products business, lower crediting rates on floating rate guaranteed investment products, and lower crediting rates on full service stable value account values due to rate resets. In addition, interest expense decreased $12 million reflecting lower interest rates and lower borrowings used to support investments.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
Full Service(1):
Beginning total account value	$141,313	$126,345	$99,738
Deposits and sales	16,821	19,266	23,188
Withdrawals and benefits	(19,160)	(16,804)	(14,438)
Change in market value, interest credited, interest income and other activity(2)	456	12,506	17,857

Ending total account value	$139,430	$141,313	$126,345

Net additions (withdrawals)	$(2,339)	$2,462	$8,750

Institutional Investment Products(3):
Beginning total account value	$64,183	$51,908	$50,491
Additions(4)	27,773	15,298	7,786
Withdrawals and benefits(5)	(6,150)	(6,958)	(7,817)
Change in market value, interest credited and interest income	4,581	3,370	2,287
Other(6)	(298)	565	(839)

Ending total account value(7)	$90,089	$64,183	$51,908

Net additions (withdrawals)(7)	$21,623	$8,340	$(31)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.8 billion, $5.8 billion and $5.4 billion as of December 31, 2011, 2010 and 2009, respectively.
(2)	Other activity includes $469 million in 2011 representing the addition of Prudential’s non-qualified pension plan transferred from a third party administrator.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.8 billion, $5.4 billion and $5.2 billion as of December 31, 2011, 2010 and 2009, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of December 31, 2011, 2010 and 2009 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion, $1.0 billion and $1.8 billion as of December 31, 2011, 2010 and 2009, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(4)	Additions include $500 million in 2009 representing transfers of externally-managed client balances to accounts we manage. These additions are offset within Other, as there is no net impact on ending account values for these transfers.
(5)	Withdrawals and benefits include $(78) million, $(752) million and $(488) million for 2011, 2010 and 2009, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(6)	Other includes transfers from (to) the Asset Management segment of $(415) million, $(164) million and $(11) million for 2011, 2010 and 2009, respectively. Other also includes $78 million, $752 million and $(12) million for 2011, 2010 and 2009, respectively, representing net transfers of externally-managed client balances from/(to) accounts we manage. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for this transfer. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.
(7)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $41.3 billion, $17.7 billion and $4.8 billion as of December 31, 2011, 2010 and 2009, respectively. Net additions (withdrawals) for the institutional investment products business include investment-only stable value account value additions of $23.9 billion, $12.6 billion and $4.8 billion for 2011, 2010 and 2009, respectively.

2011 to 2010 Annual Comparison.    Account values in our full service business amounted to $139.4 billion as of December 31, 2011 representing a decrease of $1.9 billion from December 31, 2010. The decrease was primarily driven by net withdrawals over the last twelve months. Net additions (withdrawals) decreased $4.8 billion, from net additions of $2.5 billion in 2010 to net withdrawals of $2.3 billion in 2011, primarily reflecting lower new plan sales and higher plan lapses. New plan sales in 2011 included five client sales over $100 million totaling $922 million compared to twelve client sales over $100 million in 2010 totaling $3.3 billion. The increase in plan lapses was primarily driven by higher account values and a higher volume of large plan lapses in 2011.

Account values in our institutional investment products business amounted to $90.1 billion as of December 31, 2011, representing an increase of $25.9 billion from December 31, 2010. The increase was driven by additions of our fee-based investment-only stable value and structured settlements products, as well as sales of our longevity reinsurance product, which we introduced in 2011. To a lesser extent, the increase in account values was also driven by increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases in account values from declines in general account guaranteed investment product account values due to scheduled withdrawals and benefit payments. Net additions increased $13.3 billion, from $8.3 billion in 2010 to $21.6 billion in 2011 primarily reflecting higher sales of our fee-based investment-only stable value and longevity reinsurance products, and lower general account guaranteed investment product scheduled withdrawals.

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

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues	$2,311	$1,888	$1,257
Expenses	1,652	1,401	1,202

Adjusted operating income	659	487	55
Realized investment gains (losses), net, and related adjustments(1)	(1)	13	(32)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	98	29	(14)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$756	$529	$9

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2011 to 2010 Annual Comparison.    Adjusted operating income increased $172 million, from $487 million in 2010 to $659 million in 2011. Results in 2011 reflect an increase in asset management fees, before associated expenses, of $194 million primarily from retail and institutional customer assets as a result of higher asset values due to positive net asset flows primarily into fixed income accounts as well as market appreciation. In addition, results from the segment’s commercial mortgage activities increased $77 million primarily driven by lower net credit and valuation-related charges on interim loans of $64 million resulting primarily from loan payoffs in 2011 and $20 million of higher gains on sales of foreclosed commercial real estate assets in 2011. Also contributing to the increase in adjusted operating income was an increase in results of the segment’s strategic investing activities of $68 million primarily due to a $64 million gain resulting from the partial sale of a real estate seed investment in 2011.

These increases were partially offset by increased operating expenses, primarily related to compensation as well as other costs supporting the business.

2010 to 2009 Annual Comparison.    Adjusted operating income increased $432 million, from $55 million in 2009 to $487 million in 2010 primarily reflecting more favorable results from commercial mortgage activities and more favorable investment results from strategic investing activities, as well as increased asset management fees. Asset management fees increased $224 million, before associated expenses, primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows. Results from the segment’s commercial mortgage activities increased primarily driven by lower net credit and valuation-related charges on interim loans of $190 million.

Results from strategic investing activities increased $103 million, from a loss of $70 million in 2009 to income of $33 million in 2010, primarily due to improved results in real estate and fixed income investments. Real estate strategic investing results in 2009 reflect losses of $70 million, compared to income of $16 million in 2010, primarily reflecting the impact of declines in real estate values on co-investments and seed investments in the prior year. Results in 2009 also reflect losses of $11 million in a fixed income fund compared to zero in 2010. The Asset Management segment redeemed its entire investment in the fixed income fund as of June 30, 2009. In addition, strategic investing fixed income investment results in 2009 included impairments of $10 million on collateralized debt obligations, which as of December 31, 2010, have an amortized cost of zero.

Results in 2010 also reflect an increase in performance-based incentive fees primarily related to institutional real estate funds. These increases were partially offset by an increase in compensation expenses and lower income related to securities lending activities.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type and asset management fees by source for the periods indicated.

	Year ended December 31,
	2011	2010(4)	2009(4)
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$714	$626	$511
Retail customers(1)	426	353	268
General account	327	294	270

Total asset management fees	1,467	1,273	1,049

Incentive fees	50	71	49
Transaction fees	35	23	27
Strategic investing	118	49	(41)
Commercial mortgage(2)	136	67	(114)

Total incentive, transaction, strategic investing and commercial mortgage revenues	339	210	(79)

Service, distribution and other revenues(3)	505	405	287

Total revenues	$2,311	$1,888	$1,257

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $74 million in 2011, $66 million in 2010 and $61 million in 2009.
(4)	Reflects reclassifications to conform to current year presentation.

2011 to 2010 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $423 million, from $1,888 million in 2010 to $2,311 million in 2011. Asset management fees increased $194 million primarily from institutional and retail customer assets as a result of higher asset values from positive net asset flows and market appreciation. Service, distribution and other revenues increased $100 million from higher mutual fund service fees, a portion of which are offset with a corresponding increase in expenses. Service, distribution and other revenues also includes higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interest in these funds. Commercial mortgage revenues increased $69 million primarily reflecting lower net credit and valuation-related charges on interim loans and higher gains on sales of foreclosed real estate assets, as discussed above. Strategic investing revenues increased $69 million resulting from a $64 million gain on a partial sale of a real estate seed investment in 2011.

Partially offsetting these increases was a decrease in performance-based incentive fees of $21 million primarily driven by lower net asset values of institutional real estate funds reflecting the impact of foreign currency fluctuations on these funds in the prior year, a portion of which has been hedged since late 2010, as well as a decline in real estate values in 2011. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2011, $92 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $146 million as of December 31, 2010. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market conditions, and other domestic and international market conditions.

2010 to 2009 Annual Comparison.    Revenues increased $631 million, from $1,257 million in 2009 to $1,888 million in 2010. Asset management fees increased $224 million primarily from institutional and retail customer assets as a result of higher asset values from market appreciation and positive net asset flows. Commercial mortgage revenues increased $181 million primarily reflecting lower net credit and valuation-related charges on interim loans, as discussed above. Service, distribution and other revenues increased $118 million primarily from higher mutual fund service fees and assets under management, with a corresponding increase in expense. Also contributing to the increase were higher revenues in certain consolidated real estate funds, which were fully offset by higher expenses related to noncontrolling interests in these funds. Strategic investing revenues increased $90 million reflecting improved results in real estate and fixed income investments, as discussed above. In addition, incentive fees increased $22 million primarily related to institutional real estate funds. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2010, $146 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment, compared to $150 million as of December 31, 2009.

Expenses

2011 to 2010 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $251 million, from $1,401 million in 2010 to $1,652 million in 2011 primarily driven by increased compensation costs, from increased revenues, as discussed above, and increased headcount, as well as increases in other costs supporting the business. In addition, expenses related to revenues associated with certain consolidated funds and mutual funds services increased, as discussed above.

2010 to 2009 Annual Comparison.    Expenses increased $199 million, from $1,202 million in 2009 to $1,401 million in 2010 primarily driven by increased compensation costs due to higher incentive compensation, from increased revenues, as discussed above. In addition, expenses related to revenues associated with certain consolidated real estate funds and mutual funds services increased, as discussed above.

Assets Under Management

The following tables set forth assets under management by asset class and source as of the dates indicated and net additions, excluding money market activity, by source for the periods indicated. In managing our business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues are fees based on assets under management.

	December 31,
	2011	2010	2009
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$44.2	$51.3	$47.9
Fixed income	197.2	160.4	120.3
Real estate	27.7	23.6	20.2

Institutional customers(1)(2)	269.1	235.3	188.4

Retail customers:
Equity	70.8	72.7	58.2
Fixed income	45.7	27.0	24.6
Real estate	1.4	1.5	1.6

Retail customers(3)	117.9	101.2	84.4

General account:
Equity	4.2	4.1	3.7
Fixed income	226.6	195.8	179.3
Real estate	1.3	0.9	1.0

General account	232.1	200.8	184.0

Total assets under management	$619.1	$537.3	$456.8

	Year ended December 31,
	2011	2010	2009
	(in billions)
Net additions, excluding money market activity:
Third party:
Institutional customers(4)	$16.7	$28.6	$13.0
Retail customers	3.5	6.4	6.1
Affiliated:
Institutional customers	(2.8)	(1.5)	(0.6)
Retail customers	14.4	1.9	(1.4)
General account	14.3	0.5	(5.1)

Total net additions, excluding money market activity	$46.1	$35.9	$12.0

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	As of December 31, 2011, 2010, and 2009, includes $29.7 billion, $17.7 billion, and $4.0 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(4)	As of December 31, 2011, 2010, and 2009, includes $10.0 billion, $10.2 billion, and $0.7 billion, respectively, of net additions related to investment-only stable value products.

2011 to 2010 Annual Comparison.    Assets under management were $619.1 billion at December 31, 2011, an increase of $81.8 billion from December 31, 2010. Institutional assets under management increased $33.8 billion from 2010 to 2011 driven by market appreciation of $19.7 billion, as well as net additions of $16.7 billion from third party clients, primarily from positive flows into fixed income accounts, including $10.0 billion of net additions associated with investment-only stable value products. Retail assets under management increased $16.7 billion from 2010 to 2011 primarily from a net increase in affiliated assets under management of $14.1 billion, primarily from variable annuity assets rebalancing into a fixed income fund, as well as net additions of $3.5 billion from third party clients. General account assets increased $31.3 billion primarily driven by $15.2 billion in net additions from the acquisition of the Star and Edison Businesses and fixed income market appreciation of $17.2 billion.

2010 to 2009 Annual Comparison.    Assets under management were $537.3 billion at December 31, 2010, an increase of $80.5 billion from December 31, 2009. Institutional assets under management increased $46.9 billion from 2009 to 2010 driven by market appreciation of $20.6 billion, as well as net additions of $28.6 billion from third party clients, primarily from positive flows into fixed income accounts, including $10.2 billion of net additions associated with investment-only stable value products. Retail assets under management increased $16.8 billion from 2009 to 2010 driven primarily by market appreciation of $10.9 billion, as well as third-party net additions of $6.4 billion, primarily from positive net flows into equity accounts from existing clients. General account assets increased $16.8 billion driven by market appreciation.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Co-Investments:
Real Estate	$464	$361
Fixed Income	30	29
Seed Investments:
Real Estate	19	251
Public Equity	189	119
Fixed Income	200	102
Loans Secured by Investor Equity Commitments or Fund Assets:
Real Estate secured by Investor Equity	50	2
Private Equity secured by Investor Equity	61	14
Real Estate secured by Fund Assets	99	198

Total	$1,112	$1,076

Commercial Mortgage Interim Loan Portfolio

The following table sets forth information regarding the interim loan portfolio of the Asset Management segment’s commercial mortgage operations as of the dates indicated.

	December 31,
	2011	2010
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding(1)	$648	$1,336
Allowance for credit or valuation-related losses	$44	$168
Weighted average loan-to-value ratio(2)(3)	93%	108%
Weighted average debt service coverage ratio(2)	1.52	1.24

(1)	As of December 31, 2011 and 2010, excludes $10 million and $29 million, respectively, of commitments for future fundings that would need to be disbursed if borrowers meet the conditions for these fundings and $44 million and $69 million, respectively, of commercial real estate held for sale related to foreclosed interim loans.

(2)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.
(3)	For those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value was $42 million and $171 million as of December 31, 2011 and 2010, respectively.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues	$2,900	$2,815	$2,768
Benefits and expenses	2,383	2,315	2,206

Adjusted operating income	517	500	562
Realized investment gains (losses), net, and related adjustments(1)	(21)	(39)	134

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$496	$461	$696

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2011 to 2010 Annual Comparison.    Adjusted operating income increased $17 million, from $500 million in 2010 to $517 million in 2011. Results for both periods include a benefit from lower amortization of deferred policy acquisition costs, net of related unearned revenue reserves and net decreases in insurance reserves, reflecting updates of our actuarial assumptions based on annual reviews. The annual reviews cover assumptions used in our estimates of total gross profits which form the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. Results in 2011 included a $75 million benefit from the annual reviews, primarily reflecting updates to our persistency assumptions as a result of more favorable lapse experience on variable life policies, and improved mortality based on experience. Adjusted operating income for 2010 included a $52 million benefit from the annual reviews, primarily reflecting methodology refinements to the treatment of certain investment income in our assumptions, as well as improved mortality based on experience.

Absent the effect of these items, adjusted operating income for 2011 decreased $6 million from 2010 including a $23 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods. The decrease in adjusted operating income also reflects the decline in earnings from our variable products primarily due to the runoff of variable policies in force. These decreases to adjusted operating income were partially offset by higher net investment spread income driven by higher asset balances supporting growth in our universal life insurance products, as well as the impact from mortality experience, net of reinsurance, which was $12 million less unfavorable relative to expected levels, compared to 2010.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflects the impact on our estimates of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the four quarters of 2011 and 2010 compared to our previously expected quarterly rate of return used in our estimates of total gross profits.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Actual rate of return	4.4%	0.4%	(11.6)%	7.0%	3.8%	(7.4)%	8.3%	7.3%
Expected rate of return	2.2%	2.0%	2.1%	2.5%	2.6%	2.6%	2.6%	2.5%

The overall lower than expected market returns in 2011 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimates of total gross profits resulted in a $9 million net expense in 2011 reflecting a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. The overall actual rate of return on separate account funds for 2010 was higher than our expected rate of return which resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimates of total gross profits resulted in a $14 million net benefit in 2010 reflecting a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. For a further discussion of the assumptions, including our current near-term and long-term projected rates of return, used in estimating total gross profits used as the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2010 to 2009 Annual Comparison. Adjusted operating income decreased $62 million, from $562 million in 2009 to $500 million in 2010. Results in 2010 included a $52 million benefit from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review, compared to a $55 million benefit from the annual review in 2009. The annual reviews cover assumptions used in our estimates of total gross profits which form the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. Results in 2009 also included a $30 million benefit from compensation received based on multi-year profitability of third-party products we distribute. These compensation arrangements are subject to renegotiations periodically which will affect the amount of additional compensation we are eligible to receive. The largest of these arrangements was renegotiated in 2008 and the profit opportunities were reduced significantly in 2010 and beyond resulting in a benefit of less than $1 million in 2010.

Absent the effect of these items, adjusted operating income in 2010 decreased $29 million, including $33 million from mortality experience, net of reinsurance, which was slightly unfavorable relative to expected levels in 2010, compared to favorable mortality experience in 2009. The decrease in adjusted operating income also reflects a $17 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, reflecting a net expense of $1 million in 2010 compared to a net benefit of $16 million in 2009, resulting from changes in our estimates of total gross profits primarily from variable products arising from separate account fund performance and policyholder experience. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by the impact of policyholder persistency which in 2010 returned to levels that are more consistent with expectations. The decline in our in force block of variable life business also contributed to the decrease in adjusted operating income. Partially offsetting the decrease in adjusted operating income was higher net investment income from an increase in assets supporting our term and universal life products, growth in universal life policyholder account balances and the impact of gains in 2010 on investments in real property separate account funds compared to losses in 2009.

Revenues

2011 to 2010 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $85 million, from $2,815 million in 2010 to $2,900 million in 2011. Net investment income increased $75 million reflecting higher asset balances supporting growth in our universal life insurance products including higher account balances resulting from increased policyholder deposits and higher regulatory capital requirements. Policy charges and fees and asset management fees and other income increased $8 million. This increase included a $24 million reduction in amortization of unearned revenue reserves due to annual reviews of assumptions. Absent this item, policy charges and fees and asset management fees and other income increased $32 million driven by an increase in current period amortization of unearned revenue reserves due to changes in our estimates of total gross profits primarily reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010, as well as the impact of higher actual gross profits during the period. These increases were partially offset by a decline in revenue from our variable insurance products, primarily due to the runoff of variable policies in force.

2010 to 2009 Annual Comparison. Revenues increased $47 million, from $2,768 million in 2009 to $2,815 million in 2010. Net investment income increased $94 million, due to an increase in assets supporting our term and universal life products and growth in universal life and variable policyholder account balances due to increased policyholder deposits, as well as gains in 2010 on investments in real property separate account funds compared to losses in 2009. Premiums increased $28 million, primarily due to growth of our in force block of term insurance. Policy charges and fees and asset management fees and other income decreased $75 million including a $31 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions, and a $30 million decrease in compensation received based on multi-year profitability of third-party products we distribute, as discussed above. Absent these items policy charges and fees and asset management fees and other income decreased $14 million, driven by a decrease in amortization of unearned revenue reserves reflecting the impact of policyholder persistency which, in 2010, returned to levels more consistent with expectations and mortality experience, partially offset by an increase in the amortization of unearned revenue reserves from the impact of less favorable market conditions on separate account fund performance in 2010. The decrease in policy charges and fees and asset management fees and other income also reflected higher costs on net settlements of interest rate swaps associated with our floating rate debt due to lower interest rates in 2010, offset by lower interest expense, as discussed below, partially offset by an increase in asset management fees resulting from higher separate account fund balances.

Benefits and Expenses

2011 to 2010 Annual Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $68 million, from $2,315 million in 2010 to $2,383 million in 2011. Absent the impact of annual reviews conducted in both periods, benefits and expenses increased $115 million, from $2,468 million in 2010 to $2,583 million in 2011. On this basis, amortization of deferred policy acquisition costs increased $26 million driven by changes in estimated total gross profits primarily reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010, as well as the impact of higher actual gross profits on current period amortization. Absent the impact of the annual reviews, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $15 million primarily reflecting an increase in interest credited to policyholders from higher universal life account balances from increased policyholder deposits and increases in policyholder reserves driven by growth in our term and universal life blocks of business. Partially offsetting the increase in policyholders’ benefits, including interest credited to policyholders’ account balances, was less unfavorable mortality experience of $12 million in 2011 compared to 2010. Interest expense increased $52 million primarily reflecting higher borrowings related to the financing of regulatory capital requirements associated with statutory reserves for certain term and universal life insurance policies.

2010 to 2009 Annual Comparison. Benefits and expenses increased $109 million, from $2,206 million in 2009 to $2,315 million in 2010. Absent the net $28 million decrease from the impacts of the annual reviews conducted in both periods, benefits and expenses increased $137 million, from $2,331 million in 2009 to $2,468 million in 2010. Absent the impact of the annual reviews, policyholders’ benefits, including interest credited to policyholders, increased $141 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves, and growth in our in force block of term and universal life business. In addition, mortality experience was slightly unfavorable, relative to expected levels in 2010, compared to favorable mortality experience in 2009 contributing $33 million to the increase in policyholder benefits. Also absent the impact of the annual reviews, amortization of deferred policy acquisition costs increased $23 million primarily due to the less favorable impact of equity markets on separate account fund performance, partially offset by both the impact of policyholder persistency which in 2010 returned to levels more consistent with expectations, as well as mortality experience. Partially offsetting these items was a decrease in interest expense of $19 million primarily driven by a decline in interest rates on floating rate debt. This floating rate debt is swapped to a fixed rate using interest rate swaps.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$25	$23	$20
Universal Life	95	77	113
Term Life	158	160	226

Total	$278	$260	$359

Annualized new business premiums by distribution channel(1):
Prudential Agents	$84	$84	$95
Third party	194	176	264

Total	$278	$260	$359

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2011 to 2010 Annual Comparison. Sales of new life insurance, measured as described above, increased $18 million, from $260 million in 2010 to $278 million in 2011, primarily driven by increased sales in the third party distribution channel reflecting a $18 million increase in sales of universal life insurance products driven by a change in the competitive position of our products due to pricing.

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

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Cash value of surrenders	$778	$697	$855

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.3%	3.0%	4.2%

2011 to 2010 Annual Comparison. The total cash value of surrenders increased $81 million, from $697 million in 2010 to $778 million in 2011, driven by the surrenders of three large variable corporate-owned life insurance policies during 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.0% in 2010 to 3.3% in 2011 as a result of these large surrenders.

2010 to 2009 Annual Comparison. The total cash value of surrenders decreased $158 million, from $855 million in 2009 to $697 million in 2010, as surrenders in 2010 returned to levels that are more consistent with expectations compared to 2009. 2009 reflects a greater volume of surrenders, including lapses to extended term, of variable life insurance, due primarily to market conditions at the time and policyholders electing to surrender their policies rather than make premium payments or the contractually required deposits needed to keep the policies in force. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.2% in 2009 to 3.0% in 2010, driven by a decrease in the total cash value of surrenders as described above, as well as higher average account balances primarily driven by market appreciation during 2010.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues	$6,068	$5,458	$5,285
Benefits and expenses	5,860	5,243	4,954

Adjusted operating income	208	215	331
Realized investment gains (losses), net, and related adjustments(1)	59	(21)	(227)
Related charges(2)	(2)	(1)	(7)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$265	$193	$97

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2011 to 2010 Annual Comparison. Adjusted operating income decreased $7 million, from $215 million in 2010 to $208 million in 2011. Reserve refinements in both group life and group disability businesses, including the impact of annual reviews, contributed a $26 million benefit to adjusted operating income in 2011 compared to a benefit of $28 million in 2010. Excluding these reserve refinements, adjusted operating income decreased $5 million primarily from less favorable group disability underwriting results in 2011 primarily related to an increase in the number and severity of long-term disability claims reflecting the continued economic downturn. In addition, the decrease in adjusted operating income reflects higher operating expenses in 2011 resulting from business growth and strategic initiatives as well as a decrease in investment results in 2011 due to less favorable results from alternative investments and the impact of the current low interest rate environment on portfolio yields. These decreases were partially offset by more favorable underwriting results in 2011 in our group life business related to favorable claims experience and growth in our non-retrospectively experience-rated business. In addition, 2011 included a $14 million benefit from cumulative premium adjustments relating to prior periods on two large group life non-retrospectively experience-rated cases.

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

Revenues

2011 to 2010 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $610 million, from $5,458 million in 2010 to $6,068 million in 2011. Group life premiums and policy charges and fee income increased $526 million, from $3,539 million in 2010 to $4,065 million in 2011. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth in the business from new sales and continued strong persistency of 95.8% in 2011 compared to 92.1% in 2010, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. 2011 also includes an increase of $14 million from premium adjustments on two large group life non-retrospectively experience-rated cases, as discussed above. In addition, group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $71 million, from $1,146 million in 2010 to $1,217 million in 2011 primarily reflecting growth of business in force and from new sales partially offset by higher premiums in 2010 associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below. Also, contributing to the increase in revenue is higher investment income in 2011 primarily from higher invested assets due to growth in the businesses offset by lower portfolio yields and lower income on alternative investments in 2011.

2010 to 2009 Annual Comparison. Revenues increased by $173 million, from $5,285 million in 2009 to $5,458 million in 2010. Group life premiums and policy charges and fee income increased by $125 million, from $3,414 million in 2009 to $3,539 million in 2010, primarily reflecting higher premiums from retrospectively experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Also contributing to the increase were higher premiums from non-retrospectively experience-rated group life business primarily reflecting growth of business in force resulting from new sales, partially offset by a decrease in premiums associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below, as well as the lapse of certain business and repricing of other business up for renewal, as discussed above. Group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $25 million, from $1,121 million in 2009 to $1,146 million in 2010. This increase primarily reflects higher premiums due to growth of business in force resulting from new sales, and continued strong persistency of 92.1% in 2010 compared to 90.9% in 2009, partially offset by a decrease in premiums associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2011	2010	2009
Benefits ratio(1):
Group life	89.5%	89.7%	88.4%
Group disability	97.5%	94.7%	88.9%
Administrative operating expense ratio(2):
Group life	8.3%	8.8%	9.0%
Group disability	21.4%	21.3%	18.3%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2011 to 2010 Annual Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $617 million, from $5,243 million in 2010 to $5,860 million in 2011. This increase reflects a $566 million increase in policyholders’ benefits, including the change in policy reserves, from $4,259 million in 2010 to $4,825 million in 2011. Our group life business reflected an increase in policyholders’ benefits primarily from growth in the business, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected an increase in policyholders’ benefits primarily from an increase in the number and severity of disability claims, as well as growth in the business, partially offset by the effect of the assumption of existing liabilities from third parties in 2010, which is offset in premiums, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth and strategic initiatives.

The group life benefits ratio improved 0.2 percentage points from 2010 to 2011, primarily due to favorable claims experience, partially offset by an unfavorable variance from the impact of reserve refinements, including the impact of annual reviews, in 2011, as discussed above. The group disability benefits ratio deteriorated 2.8 percentage points from 2010 to 2011 primarily due to unfavorable long-term disability claims experience, partially offset by a favorable variance from the impact of reserve refinements, including the impact of annual reviews, in 2011, as discussed above. The group life administrative operating expense ratio improved 0.5 percentage points from 2010 to 2011 due to business growth without a commensurate increase in expenses and a favorable impact from the refinement of a premium tax estimate. The group disability administrative operating expense ratio was relatively unchanged from 2010 to 2011 as the impact from higher expenses in 2011 primarily from business growth and strategic initiatives was offset by a favorable impact from the refinement of a premium tax estimate.

2010 to 2009 Annual Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $289 million, from $4,954 million in 2009 to $5,243 million in 2010. This increase reflects a $243 million increase in policyholders’ benefits, including the change in policy reserves, from $4,016 million in 2009 to $4,259 million in 2010, from both group life and group disability businesses. Our group life business reflected an increase in policyholders’ benefits from less favorable claims experience, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, partially offset by the benefit of reserve refinements in 2010 and a decrease in policyholder benefits associated with the assumption of existing liabilities from third parties, which is offset in premiums, as discussed above. Our group disability business also reflected less favorable claims experience, partially offset by a decrease in policyholder benefits associated with the assumption of existing liabilities from third parties, which is offset in premiums, as discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses, as discussed above.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
Annualized new business premiums(1):
Group life	$486	$446	$339
Group disability(2)	204	161	238

Total	$690	$607	$577

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2011 to 2010 Annual Comparison. Total annualized new business premiums increased $83 million, from $607 million in 2010 to $690 million in 2011. Group life sales increased $40 million driven by higher large case sales to new customers. Group disability sales, which include long-term care and dental products, increased $43 million primarily due to higher sales across all products.

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

International Insurance Division

Foreign Currency Exchange Rate Movements and Related Hedging Strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent earnings or our equity in foreign subsidiaries. We seek to mitigate this impact through various hedging strategies, including the use of derivative contracts and through holding U.S. dollar-denominated assets in certain of our foreign subsidiaries.

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect their U.S. dollar-equivalent earnings from period to period even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts, and hold “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan including Star and Edison net of expected integration-related costs, as well as Korea and Taiwan. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the various hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings, see “—Impact of foreign currency exchange rate movements on earnings.”

We also seek to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries through various hedging strategies. In our Japanese insurance subsidiaries, we hedge a portion of the estimated available economic capital of the business using a variety of instruments, including U.S. dollar-denominated assets financed by the combination of U.S. GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen. We are evaluating the hedging strategy related to our Japanese insurance subsidiaries to consider the Japanese operations’ relative contribution to the Company’s overall return on equity which may result in a change in the amount of yen exposure we hedge. In our Taiwan insurance operation, the U.S. GAAP equity exposure is mitigated by holding a variety of instruments, including U.S. dollar-denominated investments. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies. For further information on the various instruments used to mitigate the risks of foreign currency exchange rate movements on our U.S. dollar-equivalent equity in foreign subsidiaries, see “—Impact of foreign currency exchange rate movements on equity.”

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent earnings and U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	December 31,
	2011	2010
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.5	$2.5
Dual currency and synthetic dual currency investments(2)	1.0	0.9

	3.5	3.4

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(3)	6.9	6.2
Yen-denominated liabilities held in U.S.-based entities(4)	0.8	0.8

	7.7	7.0

Total hedges	$11.2	$10.4

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$10.7	$5.7

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.
(3)	Excludes $24.5 billion and $10.2 billion as of December 31, 2011 and 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations, of which $11.7 billion as of December 31, 2011 supports U.S. dollar-denominated products issued by Star and Edison.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

The U.S. dollar-denominated investments that hedge the U.S. GAAP equity exposure in our Japanese insurance operations pay a coupon, which is reflected within “Net investment income,” and, therefore, included in adjusted operating income, which is generally higher than what a similar yen-based investment would pay.

The incremental impact of this higher yield of our U.S. dollar-denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investments, as well as interest rate environments in the U.S. and Japan at the time of the investments. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments, both of which are discussed in greater detail below. As a result of this intercompany arrangement, our International Insurance segment results for 2011 reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 92 yen per U.S. dollar and 1190 Korean won per U.S. dollar. Results for 2012 will reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 85 yen per U.S. dollar and 1180 Korean won per U.S. dollar.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(221)	$(99)	$(35)
Corporate and Other operations:
Impact of intercompany arrangement(1)	221	99	35
Settlement gains/(losses) on forward currency contracts	(176)	(93)	(32)

Net benefit to Corporate and Other operations	45	6	3

Net impact on revenues and adjusted operating income	$(176)	$(93)	$(32)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of both December 31, 2011 and 2010, the notional amounts of these forward currency contracts were $3.0 billion, of which $2.5 billion were related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar-denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar-denominated interest income. Our Japanese insurance operations, excluding Star and Edison, also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of December 31, 2011 and 2010, the notional amount of these investments was ¥280 billion, or $2.5 billion, and ¥357 billion, or $3.2 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 3.0%, 2.8% and 2.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	December 31,
	2011	2010
	(in millions)
Cross-currency coupon swap agreements	$(105)	$(132)
Foreign exchange component of interest on dual currency investments	(128)	(114)

Total	$(233)	$(246)

The table below presents as of December 31, 2011, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates applicable at the time these investments were acquired.

Year	Interest component of dual currency investments(1)	Cross-currency coupon swap element of synthetic dual currency investments	Total yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
		(in billions)		(yen per $)
2012	3.5	2.9	6.4	82.3
2013	3.3	2.4	5.7	79.6
2014	3.2	2.4	5.6	79.6
2015-2034	27.6	48.1	75.7	78.4

Total	¥37.6	¥55.8	¥93.4	78.8

(1)	Yen amounts are imputed from the contractual U.S. dollar-denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar-denominated basis, is $1.0 billion as of December 31, 2011.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale, and other related non-yen denominated net assets, including accrued investment income, to support these products. These assets and liabilities are impacted by foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, available-for-sale investments under U.S. GAAP are carried at fair value with changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of these non-yen denominated assets and related liabilities associated with these products is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the years ended December 31, 2011 and 2010, “Realized investment gains (losses), net, and related adjustments” includes net gains of $784 million and $85 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain non-yen denominated related assets, and were primarily driven by the strengthening of the yen against the U.S. and Australian dollar.

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	December 31,
	2011	2010
	(in billions)
U.S. dollar-denominated products(1)	$23.3	$9.7
Australian dollar-denominated products(2)	5.7	2.0
Euro-denominated products	0.2	0.1

Total	$29.2	$11.8

(1)	As of December 31, 2011, includes $11.3 billion of insurance liabilities for U.S. dollar-denominated products issued by Star and Edison, which are supported by U.S. dollar-denominated assets.
(2)	As of December 31, 2011, includes $2.7 billion of insurance liabilities for Australian dollar-denominated products issued by Star and Edison, which are supported by Australian dollar-denominated assets.

As of December 31, 2011 and 2010, $4.5 billion and $3.5 billion, respectively, of insurance liabilities for U.S. dollar-denominated products presented in the table above are associated with Prudential of Japan and coinsured to our U.S. domiciled insurance operations. These U.S. dollar-denominated liabilities are supported by U.S. dollar-denominated assets and are not subject to the remeasurement mismatch described above.

Impact of foreign currency exchange rate movements on equity

The table below presents the composition of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	December 31,
	2011	2010
	(in billions)
Available-for-sale U.S. dollar-denominated investments, at amortized cost	$6.5	$5.6
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.3	0.5
Other(1)	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(2)	6.9	6.2
Yen-denominated liabilities held in U.S.-based entities(3)	0.8	0.8

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	$7.7	$7.0

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(4)	$10.7	$5.7

(1)	Primarily reflects accrued investment income on U.S. dollar-denominated investments.
(2)	Excludes $24.5 billion and $10.2 billion as of December 31, 2011 and 2010, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

Available-for-sale investments under U.S. GAAP are carried at fair value with unrealized changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss).” Changes in the U.S. GAAP equity of our Japanese insurance operations due to foreign currency exchange rate movements are also recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment,” and can serve as an offset to the unrealized changes in fair value of the available-for-sale investments. For the portion of available-for-sale investments that support our Japanese insurance operations’ U.S. GAAP equity, this offset creates a “natural equity hedge.” If U.S. dollar-denominated investments, including available-for-sale investments, supporting the hedge are in excess of our U.S. GAAP equity, then there is no offsetting impact to equity. In addition, the impact of foreign currency exchange rate movements on the U.S. GAAP equity of our Japanese insurance operations is partially offset by foreign currency exchange related changes in designated yen-denominated debt and other hedging instruments held in our U.S. domiciled entities and recorded in “Accumulated other comprehensive income (loss)” as a “Foreign currency translation adjustment.”

The investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded within “Asset management fees and other income.” The remeasurement related to the change in value for foreign currency exchange rate movements for these investments is excluded from adjusted operating income.

We also incorporate the impact of foreign currency exchange rate movements on the remaining U.S. dollar-denominated net asset position of our Japanese insurance operations, which primarily relates to accrued investment income, as part of our overall application of the hedge strategy. These U.S. dollar-denominated assets and liabilities are remeasured for foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities, and the related change in value is recorded within “Asset management fees and other income.” The remeasurement related to the change in value for foreign currency exchange rate movements for these items is excluded from adjusted operating income.

For U.S. dollar-denominated investments recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar-denominated investments will decrease. Upon the ultimate sale or maturity of the U.S. dollar-denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and excluded from adjusted operating income. Similarly, changes in the foreign currency exchange rates that result in other-than-temporary impairments on these investments will be included in “Realized investment gains (losses), net” within the income statement and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar-denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance and Investments Subsidiaries” for a discussion of our internal hedging strategies.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 85 yen per U.S. dollar and Korean won at a rate of 1180 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Revenues:
Life Planner operations	$8,214	$7,266	$6,443
Gibraltar Life and Other operations	11,574	4,954	4,149

	19,788	12,220	10,592

Benefits and expenses:
Life Planner operations	6,845	5,997	5,222
Gibraltar Life and Other operations	10,238	4,138	3,502

	17,083	10,135	8,724

Adjusted operating income:
Life Planner operations	1,369	1,269	1,221
Gibraltar Life and Other operations	1,336	816	647

	2,705	2,085	1,868

Realized investment gains (losses), net, and related adjustments(1)	575	(317)	(790)
Related charges(2)	(17)	(15)	56
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(160)	33	68
Change in experience-rated contractholder liabilities due to asset value changes(4)	160	(33)	(68)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(277)	(109)	(39)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,986	$1,644	$1,095

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. As a result, we have reflected the results of the Global Commodities Business as discontinued operations for all periods presented. This sale was completed on July 1, 2011.

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

The addition of these operations increases our scale in the Japanese insurance market and provides complementary distribution opportunities. We also expect these businesses to provide attractive returns primarily driven from in force business and cost synergies. Star and Edison’s bank channel distribution will be transferred and integrated with the bank channel operations of Prudential Gibraltar. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012. We expect pre-tax integration costs of approximately $500 million to be incurred over a five-year period. We incurred $174 million of integration costs during 2011 and expect to incur approximately $200 million during 2012. After the integration is completed, we expect annual cost savings of approximately $250 million, and expect to achieve approximately two-thirds of the annual savings by the end of 2012. Actual integration costs may exceed, and actual costs savings may fall short of, such expectations.

The Gibraltar Life operations, including the Star and Edison Businesses, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, operating results presented in the table above includes results for Gibraltar Life for the twelve months ended November 30, 2011, 2010 and 2009, and include earnings for the Star and Edison Businesses from the February 1, 2011 acquisition date through November 30, 2011.

Acquisition of Yamato Life

On May 1, 2009, our Gibraltar Life operations acquired Yamato Life, a Japanese life insurance company that declared bankruptcy in October 2008. Gibraltar Life served as the reorganization sponsor for Yamato and under the reorganization agreement acquired Yamato by contributing $72 million of capital to Yamato. Concurrent with our acquisition, substantially all of Yamato’s insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These surrender charges were 20% in the first year and decline by 2% each year thereafter. Subsequent to the acquisition, we renamed the acquired company The Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar.

Adjusted Operating Income

2011 to 2010 Annual Comparison. Adjusted operating income from Life Planner operations increased $100 million, from $1,269 million in 2010 to $1,369 million in 2011, including a net favorable impact of $6 million from currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $94 million primarily reflecting the growth of business in force driven by sales and continued strong persistency in our Japanese Life Planner operations and, to a lesser extent, lower administrative expenses due in part to the absence of certain costs incurred in 2010. Partially offsetting these favorable variances were charges of $12 million associated with claims and expenses arising from the March 2011 earthquake and tsunami in Japan, and less favorable mortality experience in Japan and Korea.

Adjusted operating income from our Gibraltar Life and Other operations increased $520 million, from $816 million in 2010 to $1,336 million in 2011, including a favorable impact of $29 million from currency fluctuations. Results for 2011 benefited from $354 million of earnings from the acquired Star and Edison Businesses, excluding the impact of estimated claims associated with the earthquake and tsunami in Japan. Adjusted operating income for both 2011 and 2010 reflect the impact of partial sales of our investment, through a consortium, in China Pacific Group, which contributed a $237 million benefit to 2011 results compared to a $66 million benefit to 2010 results. Also contributing to the increase in adjusted income was a $96 million gain on sale of our investment in an operating joint venture, Afore XXI, a private pension fund manager in Mexico. These favorable items were partially offset by transaction and integration costs of $213 million in 2011 relating to the Star and Edison acquisition and $49 million of charges associated with claims and expenses arising from the March 2011 earthquake and tsunami in Japan.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $132 million, reflecting business growth, including expanding sales of protection products, and improved investment results, including a greater contribution from our fixed annuity products reflecting growth of that business and lower amortization of deferred policy acquisition costs. The lower amortization of deferred policy acquisition costs associated with our fixed annuity products was primarily driven by lower amortization rates reflecting an increase in prior period investment results included in total gross profits used as a basis for determining amortization rates. Partially offsetting these favorable variances were higher development costs supporting bank and agency distribution channel growth and unfavorable results from our insurance joint venture in India and our asset management-related joint venture in China.

2010 to 2009 Annual Comparison. Adjusted operating income from our Life Planner operations increased $48 million, from $1,221 million in 2009 to $1,269 million in 2010, including a net favorable impact of $11 million from currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $37 million primarily reflecting the growth of business in force and continued strong persistency in our Japanese Life Planner operation, partially offset by an unfavorable variance of $27 million, reflecting the impact of a $6 million net charge in 2010 and a $21 million net benefit in 2009 from reserve refinements related to the implementation of a new policy valuation system. Also impacting adjusted operating income is a $6 million lower benefit in 2010 from a reduction in amortization of deferred policy acquisition costs primarily reflecting improved mortality assumptions, which benefited both periods, associated with our annual review of estimated gross profits used to amortize deferred policy acquisition costs.

Adjusted operating income from our Gibraltar Life and Other operations increased $169 million, from $647 million in 2009 to $816 million in 2010, including a favorable impact of $22 million from currency fluctuations. In December 2010, a consortium of investors including Prudential that holds a minority interest in China Pacific Insurance (Group) Co., Ltd sold approximately 16% of its holdings, which contributed a pre-tax benefit of $66 million to results. Absent the effect of this item and the impact of currency fluctuations, adjusted operating income increased $81 million, primarily reflecting the continued growth in our fixed annuity products, which are primarily denominated in U.S. dollars, and growth in protection products driven by expanding bank channel distribution, as well as a higher contribution from non-coupon investments. Results for 2010 also include $11 million of expenses associated with the acquisition of the Star and Edison Businesses which were more than offset by a lower level of benefits and expenses including the absence of net charges of $5 million related to a 2009 guaranty fund assessment and net charges of $8 million in 2009 from unfavorable reserve refinements related to the implementation of a new policy valuation system.

Revenues

2011 to 2010 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $7,568 million, from $12,220 million in 2010 to $19,788 million in 2011, including a net favorable impact of $1,024 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $6,544 million, from $12,633 million in 2010 to $19,177 million in 2011.

Revenues from our Life Planner operations increased $948 million, from $7,266 million in 2010 to $8,214 million in 2011, including a net favorable impact of $401 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $547 million, from $7,436 million in 2010 to $7,983 million in 2011. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $393 million, from $6,080 million in 2010 to $6,473 million in 2011. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $337 million, from $4,635 million in 2010 to $4,972 million in 2011, primarily reflecting growth of business in force and continued strong persistency. Net investment income increased $118 million, from $1,268 million in 2010 to $1,386 million in 2011, primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year.

Revenues from our Gibraltar Life and Other operations increased $6,620 million, from $4,954 million in 2010 to $11,574 million in 2011, including a favorable impact of $623 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $5,997 million, from $5,197 million in 2010 to $11,194 million in 2011. This increase reflects a $4,714 million increase in premiums and policy charges and fee income, from $3,652 million in 2010 to $8,366 million in 2011, of which $2,920 million was associated with the acquired Star and Edison Businesses. Excluding Star and Edison, the increase in premiums and policy charges and fee income was primarily driven by growth in protection products within the bank distribution channel including $1,062 million higher sales of single premium whole life. Also contributing to the increase in revenues is favorable investment income primarily reflecting $816 million of income on the acquired assets from Star and Edison and continued growth of our fixed annuity products, as well as higher other income reflecting the impact of the partial sales of our indirect investment in China Pacific Group and the sale of the investment in Afore XXI, discussed above.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For 2011, 2010 and 2009, we recognized gains of $55 million, $38 million, and $30 million, respectively, in adjusted operating income related to these realized investment gains (losses). As of December 31, 2011, $657 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 29 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and may implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the interest rate environment at that time.

2010 to 2009 Annual Comparison. Revenues increased $1,628 million, from $10,592 million in 2009 to $12,220 million in 2010, including a net favorable impact of $491 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,137 million, from $11,496 million in 2009 to $12,633 million in 2010.

Revenues from our Life Planner operations increased $823 million, from $6,443 million in 2009 to $7,266 million in 2010, including a net favorable impact of $296 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $527 million, from $6,909 million in 2009 to $7,436 million in 2010. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $363 million, from $5,717 million in 2009 to $6,080 million in 2010. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $274 million, from $4,361 million in 2009 to $4,635 million in 2010, primarily reflecting growth of business in force and continued strong persistency, partially offset by a benefit recognized in the prior year from the migration to a new policy valuation system discussed above. Net investment income increased $132 million, from $1,136 million in 2009 to $1,268 million in 2010, primarily due to investment portfolio growth, partially offset by lower yields in our Japanese investment portfolio compared to the prior year.

Revenues from our Gibraltar Life and Other operations increased $805 million, from $4,149 million in 2009 to $4,954 million in 2010, including a favorable impact of $195 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $610 million, from $4,587 million in

2009 to $5,197 million in 2010. This increase reflects a $417 million increase in premiums, from $3,150 million in 2009 to $3,567 million in 2010, as premiums benefited from $50 million of renewal premiums from the acquisition of Yamato, higher first year premiums of $229 million due to stronger sales of protection products primarily through our bank distribution channels, as well as $173 million in higher sales of single premium whole life products. Partially offsetting these favorable variances in premiums was a decrease of $101 million, reflecting the completion of the special dividend arrangement in the second quarter of 2010 established as part of Gibraltar Life’s reorganization in 2001. Substantially all of the premiums recognized as additional face amounts of insurance issued pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Also contributing to the increase in revenues is favorable investment income reflecting the continued growth of our fixed annuity products and higher other income primarily reflecting the pre-tax benefit of $66 million related to the partial sale of our indirect investment in China Pacific Group discussed above.

Benefits and Expenses

2011 to 2010 Annual Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $6,948 million, from $10,135 million in 2010 to $17,083 million in 2011, including a net unfavorable impact of $989 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $5,959 million, from $10,326 million in 2010 to $16,285 million in 2011.

Benefits and expenses of our Life Planner operations increased $848 million, from $5,997 million in 2010 to $6,845 million in 2011, including a net unfavorable impact of $395 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $453 million, from $6,076 million in 2010 to $6,529 million in 2011. Benefits and expenses of our Japanese Life Planner operation increased $373 million, from $4,438 million in 2010 to $4,811 million in 2011, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force and, to a lesser extent, reflecting the impact of the charges associated with claims resulting from the Japanese earthquake and tsunami and less favorable mortality experience.

Benefits and expenses of our Gibraltar Life and Other operations increased $6,100 million, from $4,138 million in 2010 to $10,238 million in 2011, including an unfavorable impact of $594 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $5,506 million, from $4,250 million in 2010 to $9,756 million in 2011. Policyholder benefits, including changes in reserves, increased $3,697 million and was primarily driven by the acquisition of the Star and Edison Businesses, higher single premium whole life sales in 2011 and $37 million of charges associated with claims resulting from the March 2011 earthquake and tsunami in Japan. General and administrative expenses, net of capitalization, increased $1,225 million primarily driven by the impact of the Star and Edison acquisition including $213 million of transaction and integration costs related to the acquisition, higher development costs supporting bank and agency distribution channel growth and $12 million of expenses resulting from the earthquake and tsunami discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances primarily reflecting the impact of the Star and Edison acquisition.

2010 to 2009 Annual Comparison. Benefits and expenses increased $1,411 million, from $8,724 million in 2009 to $10,135 million in 2010, including a net unfavorable impact of $458 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $953 million, from $9,373 million in 2009 to $10,326 million in 2010.

Benefits and expenses of our Life Planner operations increased $775 million, from $5,222 million in 2009 to $5,997 million in 2010, including a net unfavorable impact of $285 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $490 million, from $5,586 million in 2009 to $6,076 million in 2010. Benefits and expenses of our Japanese Life Planner operation increased $356 million, from $4,082 million in 2009 to $4,438 million in 2010, primarily reflecting an increase in policyholder benefits due to changes in reserves, which was driven by the growth in business in force. Included in 2010 general and administrative expenses for the Life Planner operations is $4 million of expenses, a decrease of $8 million from the prior year, related to a recently completed initiative in Japan to enhance our information processes and technology systems in order to improve efficiency and lower costs.

Benefits and expenses of our Gibraltar Life and Other operations increased $636 million, from $3,502 million in 2009 to $4,138 million in 2010, including an unfavorable impact of $173 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $463 million, from $3,787 million in 2009 to $4,250 million in 2010. This increase reflects an increase in policyholder benefits, including changes in reserves, of $371 million reflecting higher single premium whole life sales in 2010 and the acquisition of Yamato, offset by the effects of the special dividend arrangement discussed above. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs related to growth of our protection products and the increase in single premium whole life sales, as well as higher general and administrative expenses including $11 million of expenses associated with the acquisition of the Star and Edison Businesses. Included in general and administrative expenses for Gibraltar Life is $18 million of expenses, unchanged from the prior year, related to the recently completed information processes and technology systems initiative discussed above.

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

	Year ended December 31,
	2011	2010	2009
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,150	$964	$833
Gibraltar Life(1)	2,042	874	568

Total	$3,192	$1,838	$1,401

On a constant exchange rate basis:
Life Planner operations	$1,097	$973	$883
Gibraltar Life(1)	1,943	897	612

Total	$3,040	$1,870	$1,495

(1)	The year ended December 31, 2011 includes ten months of annualized new business premiums for the Star and Edison Businesses, acquired February 1, 2011.

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

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as to small businesses, whereas Gibraltar’s Life Advisors have primarily sold individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Life Advisor distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, as well as fixed annuity products primarily denominated in U.S. dollars, and increasingly,

Australian dollars. The addition of the Star and Edison Businesses, with historical product offerings primarily comprised of individual life insurance, fixed annuities and certain health products with fixed benefits, significantly increases our scale in the Japanese insurance marketplace and also provides complementary distribution capabilities through an increased captive agency force, expanded bank channel distribution, as well as the addition of an established independent agency channel.

Historically, growth in annualized new business premiums was closely correlated to growth of our Life Planner and Life Advisor distribution force. Recently, growth in annualized new business premiums is being driven by increased average premium per new policy resulting in part from the growing demand for retirement-oriented products, as well as expanded distribution through third party channels, especially banks. As noted in the table below, bank channel sales contain a disproportionate number of single pay or limited pay contracts which tend to be larger policies and therefore have higher average premiums per policy. Our expectation is that this trend will continue.

The table below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Life	Accident & Health(1)	Retirement (2)	Annuity	Total	Life	Accident & Health(1)	Retirement (2)	Annuity	Total
	(in millions)
Life Planners	$425	$174	$448	$50	$1,097	$417	$163	$360	$33	$973
Gibraltar Life:
Life Advisors	415	194	127	192	928	266	70	66	103	505
Banks(3)	373	43	22	142	580	185	43	36	72	336
Independent Agency	172	178	17	68	435	4	48	2	2	56

Subtotal	960	415	166	402	1,943	455	161	104	177	897

Total	$1,385	$589	$614	$452	$3,040	$872	$324	$464	$210	$1,870

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The years ended December 31, 2011 and 2010 include $305 million and $211 million, respectively, of annualized new business premiums from cancer insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 30% and 50%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2011, and 1% and 64%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2010.

2011 to 2010 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $1,170 million, from $1,870 million in 2010 to $3,040 million in 2011.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $124 million, from $973 million in 2010 to $1,097 million in 2011, including $78 million of higher sales in Japan driven by growth in average premium per policy reflecting the increasing demand for both yen and U.S. dollar-denominated retirement income products. Sales in Korea increased $21 million driven by growth in average premium per policy resulting from increased sales of retirement income products and variable annuity products. In Brazil, sales increased $13 million primarily driven by sales of whole life products due in part to an increase in the number of Life Planners.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $1,046 million, from $897 million in 2010 to $1,943 million in 2011, with Star and Edison contributing $728 million to this increase. Annualized new business premiums for Star include approximately $120 million of sales from an increasing term product that was discontinued upon completion of the merger with Gibraltar. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $220 million, primarily due to increased sales of protection products including $129 million from single premium whole life sales due in part to increased sales in advance of a premium increase on our yen-denominated product effective early February, 2011, and $55 million in whole life products. Historically, a significant amount of sales through our bank channel distribution was derived through a single Japanese mega-bank; however, certain of our other bank channel relationships are also contributing to the more recent sales growth. Excluding Star and Edison, independent agency distribution sales increased $81 million with the vast majority from sales of cancer insurance products and Life Advisor sales increased $17 million, primarily reflecting higher sales of retirement income and annuity products.

The number of Life Planners increased by 227 from 6,565 as of December 31, 2010 to 6,792 as of December 31, 2011, driven by an increase of 84 in Brazil due to stronger recruitment, as well as increases of 62 in Korea, 32 in Poland, 31 in Italy and 15 in Japan. Over the past twelve months, there were 35 Japanese Life Planners transferred to Gibraltar Life, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Prior to December 31, 2010, an additional 396 Japanese Life Planners were transferred to Gibraltar Life.

The number of Life Advisors increased by 6,510 from 6,281 as of December 31, 2010 to 12,791 as of December 31, 2011, primarily driven by the Star and Edison acquisition. As of December 31, 2011, 6,550 Life Advisors were associated with the acquired businesses of Star and Edison, reflecting a decrease of 719 from the 7,269 Life Advisors as of the February 1, 2011 date of acquisition as recruitments were more than offset by terminations and resignations.

The table below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2010					Year Ended December 31, 2009
	Life	Accident & Health(1)	Retirement (2)	Annuity	Total	Life	Accident & Health(1)	Retirement (2)	Annuity	Total
	(in millions)
Life Planners	$417	$163	$360	$33	$973	$402	$136	$310	$35	$883
Gibraltar Life:
Life Advisors	266	70	66	103	505	251	68	56	100	475
Banks(3)	185	43	36	72	336	53	0	33	51	137
Independent Agency	4	48	2	2	56	0	0	0	0	0

Subtotal	455	161	104	177	897	304	68	89	151	612

Total	$872	$324	$464	$210	$1,870	$706	$204	$399	$186	$1,495

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The years ended December 31, 2010 and 2009 includes $211 million and $89 million, respectively, of annualized new business premiums from cancer insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 1% and 64%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2010, and 1% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2009.

2010 to 2009 Annual Comparison.    On a constant exchange rate basis, annualized new business premiums increased $375 million, from $1,495 million in 2009 to $1,870 million in 2010.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $90 million, primarily due to higher sales of retirement income and cancer whole life products in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operation increased $285 million, primarily due to higher sales of protection products in our bank distribution channels and sales related to a recently introduced cancer whole life product, a portion of which were sold through the independent agency channel.

The number of Life Planners decreased by 44, or 1%, from 6,609 as of December 31, 2009 to 6,565 as of December 31, 2010, driven by decreases of 76 in Taiwan, 53 in Poland and 31 in Argentina, partially offset by increases of 43 in Italy, 36 in Brazil and 28 in Japan. Over the past twelve months, we transferred 92 Japanese Life Planners to Gibraltar, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders. Factoring in these transfers, the number of Japanese Life Planners would have increased 4%, from December 31, 2009 to December 31, 2010. Prior to December 31, 2009, an additional 304 Japanese Life Planners were transferred to Gibraltar.

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

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Authorities in some jurisdictions regulate interest rates guaranteed in our insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on our underlying investments that support these products. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business which enhances our ability to set rates commensurate with available investment returns. However, the major sources of profitability for many of our products, particularly those sold by Prudential of Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2011, 2010 and 2009 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating results:
Net investment income, net of interest expense, excluding capital debt interest expense	$(24)	$(63)	$(54)
Capital debt interest expense	(621)	(554)	(495)
Pension income and employee benefits	173	204	211
Other corporate activities(1)	(655)	(510)	(441)

Adjusted operating income	(1,127)	(923)	(779)

Realized investment gains (losses), net, and related adjustments(2)	(1,496)	98	108
Related charges(3)	25	2	6
Divested businesses(4)	54	(25)	2,086
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(13)	(18)	(2,311)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(2,557)	$(866)	$(890)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”

(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

2011 to 2010 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $204 million, from $923 million in 2010 to $1,127 million in 2011. Corporate and Other operations recorded a $93 million increase in expenses for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 23 to the Notes to Consolidated Financial Statements for further details regarding this matter. Corporate and Other operations also recorded a $20 million charge related to a voluntary contribution to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses, including corporate advertising, contributed to the increased loss. The increase in net charges from other corporate activities was partially offset by more favorable results from corporate foreign currency hedging activities and reduced charges compared to the prior period for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. Capital debt interest expense increased $67 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Investment income, net of interest expense, excluding capital debt interest expense, increased $39 million due to higher income in our corporate investment portfolio including higher income on equity method investments. Higher levels of short-term liquidity have been maintained throughout 2010 and into 2011 to provide additional flexibility to address our cash needs in view of changing financial market conditions. On February 1, 2011, we used a portion of cash and short-term investments in Corporate and Other operations to partially fund the purchase price related to our recent acquisition of the Star and Edison Businesses. Also, in June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock through June 2012. During 2011, the Company made share repurchases of $999.5 million. See “—Liquidity and Capital Resources” for additional details.

Results from Corporate and Other operations pension income and employee benefits decreased $31 million primarily due to a decrease in income from our qualified pension plan. Income from our qualified pension plan decreased $31 million, from $321 million in 2010 to $290 million in 2011, due to a decrease in the expected rate of return on plan assets from 7.50% in 2010 to 7.00% in 2011, partially offset by the effect on expected return due to the growth in plan assets.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2012, we will decrease the discount rate to 4.85% from 5.60% in 2011. The expected rate of return on plan assets will decrease to 6.75% in 2012 from 7.00% in 2011, and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, we expect, on a consolidated basis, income from our own qualified pension plan will continue to contribute to adjusted operating income in 2012, but at a level of about $55 million to $65 million lower than in 2011. Other postretirement benefit expenses will increase in a range of $15 million to $25 million. The increase is driven primarily by demographic updates, a decrease in the discount rate to 4.60% from 5.35% and the effect of a decrease in plan assets. In 2012, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

2010 to 2009 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $144 million, from $779 million in 2009 to $923 million in 2010. Capital debt interest expense increased $59 million due to a greater level of capital debt, which includes the issuance in

September 2009 of $500 million of exchangeable surplus notes, and reflects the use of a portion of the proceeds from prior sales of retail medium-term notes for general corporate purposes beginning in the second quarter of 2009, as well as the deployment of additional corporate borrowings for capital purposes. Investment income, net of interest expense, excluding capital debt interest expense, decreased $9 million. Net investment income, net of interest expense, excluding capital debt interest expense was also impacted by our repurchase of substantially all of our convertible senior notes during 2009. Also contributing to the greater loss from corporate operations in 2010 compared to the prior year are greater net charges from other corporate activities, primarily reflecting less favorable results from corporate hedging activities, increased corporate advertising expenses and other retained corporate expenses.

Results from Corporate and Other operations pension income and employee benefits decreased $7 million. The decrease reflects increases in employee benefits costs partially offset by an increase in income from our qualified pension plan. Income from our qualified pension plan increased $13 million, from $308 million in 2009 to $321 million in 2010.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes, among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $21 million and $8 million for the years ended December 31, 2011 and 2010, respectively. The market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” was a gain of $9 million and a loss of $7 million for the years ended December 31, 2011 and 2010, respectively.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions. The GAAP/capital markets valuation framework underlying our hedge target assumes that current interest rate levels remain for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because this decision was based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. For the years ended December 31, 2011 and 2010, “Realized investment gains (losses), net, and related adjustments” includes a loss of $1,662 million and a gain of $306 million, respectively, resulting from our decision to temporarily hedge to a different target and the change in interest rates during the years. Through our Capital Protection Framework, we have access to on-balance sheet capital and contingent sources of capital that is available to meet capital needs arising from our decision to temporarily hedge to an amount that differs from our hedge target definition, including funding of the after-tax realized investment losses incurred in 2011. For more information on the Company’s Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of December 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $762 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,846 million at December 31, 2011, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2011	2010	2009
	(in millions)
U.S. GAAP results:
Revenues	$7,015	$7,086	$5,245
Benefits and expenses	6,818	6,361	5,725

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$197	$725	$(480)

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2011 to 2010 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $528 million from $725 million in 2010 to $197 million in 2011. Results for 2011 include a $636 million policyholder dividend obligation expense as actual cumulative earnings were higher than expected cumulative earnings. This expense was $510 million higher than the policyholder dividend obligation expense of $126 million in 2010. As noted above, as of December 31, 2011, the excess of actual cumulative earnings over the expected cumulative earnings was $762 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. Results also included a $40 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. See Note 23 to the Notes to Consolidated Financial Statements for further details regarding this matter. Partially offsetting these items, was an increase of $51 million in net realized investment gains, from $794 million in 2010 to $845 million in 2011, primarily resulting from higher trading gains as part of a change in asset allocation of the portfolios and lower impairment losses, partially offset by lower investment gains from the change in value of derivatives, including interest rate swaps and futures. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

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

Revenues

2011 to 2010 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $71 million, from $7,086 million in 2010 to $7,015 million in 2011, principally driven by a $89 million decrease in premiums, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate and the $33 million decrease in net investment income primarily due to lower portfolio yields. Partially offsetting these items was an increase of $51 million in net realized investment gains, as discussed above.

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

Benefits and Expenses

2011 to 2010 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $457 million, from $6,361 million in 2010 to $6,818 million in 2011. This increase included a $500 million increase in dividends to policyholders reflecting an increase in the policyholder dividend obligation expense of $510 million, from $126 million in 2010 to $636 million in 2011, partially offset by a decrease in dividends paid and accrued to policyholders of $10 million, primarily due to a decline in policies in force. Partially offsetting this increase was a decrease in policyholders’ benefits, including changes in reserves of $30 million primarily due to the impact of the decline in premiums, partially offset by an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as discussed above. Also, amortization of deferred policy acquisition costs decreased $13 million reflecting the impact of lower investment gains in the calculation of actual gross profits for the period compared to the prior period.

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

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2011, 2010 and 2009, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Tax provision	$1,599	$1,303	$(62)
Impact of:
Reversal of acquisition opening balance sheet deferred tax items	(252)	(6)	(6)
Non-taxable investment income	247	214	177
Uncertain tax positions and interest	57	(9)	286
Low income housing and other tax credits	45	58	68
Foreign taxes at other than U.S. rate	34	51	15
Change in tax rate	(29)	(69)	0
Non-deductible expenses	(17)	(10)	3
Change in valuation allowance	(8)	(29)	0
Other	115	34	52

Tax provision excluding these items	$1,791	$1,537	$533

Tax provision at statutory rate	$1,791	$1,537	$533

Our income tax provision amounted to an income tax expense of $1,599 million in 2011 compared to $1,303 million in 2010. The increase in income tax expense reflects the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures for the year ended December 31, 2011. In addition, our 2011 income tax expense includes an additional U.S. tax expense of $246 million related to the realization of a portion of the local deferred tax assets existing on the opening balance sheet for the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption for the applicable earnings of our Japanese entities, creates the effect of a “double tax” for U.S. GAAP purposes. In addition, 2011 income tax expense includes a charge for the remeasurement of the deferred tax liabilities in the amount of $28 million related to a tax rate increase in Korea. These increases in annual tax expense were partially offset by a 2011 tax benefit of $42 million for the reversal of the valuation allowance against deferred tax assets for loss carryforwards of a Japanese insurance subsidiary and a $70 million tax benefit for the release of a liability for unrecognized tax benefits related to the conclusion of the federal tax audit for tax years 2004 through 2006. Furthermore, income tax expense for 2010 included a charge for the reduction of deferred tax assets in the amount of $94 million related to the Medicare Part D subsidy. In 2010, the Company recognized a higher tax expense of $21 million reflecting an increased valuation allowance against the state and local deferred tax assets of certain non-insurance subsidiaries.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $35 million, $33 million and $(19) million for the years ended December 31, 2011, 2010 and 2009, respectively.

For additional information regarding discontinued operations see Note 3 to the Consolidated Financial Statements.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. For a further description of these divested businesses, see “Business—Corporate and Other.” A summary of the results of these divested businesses that have been excluded from adjusted operating income is as follows for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Financial Advisory	$(7)	$(19)	$2,167
Real Estate and Relocation Services Business	81	47	(30)
Property and Casualty Insurance	(8)	(33)	(21)
Individual Health Insurance	(15)	(17)	(15)
Other(1)	3	(3)	(15)

Total divested businesses excluded from adjusted operating income	$54	$(25)	$2,086

(1)	Primarily represents commercial mortgage securitization operations and Prudential Securities Capital Markets and exchange traded shares previously held by Prudential Equity Group.

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

Real Estate and Relocations Services Business

On December 6, 2011, we sold our real estate brokerage franchise and relocation services business which was comprised of PRERS to Brookfield Asset Management, Inc. We retained ownership of PREFSA, a finance subsidiary of PRERS with debt and equity investments in a limited number of real estate brokerage franchises. The results of these operations, inclusive of PREFSA, are reflected as a divested business for all periods presented. The proceeds from the sale, before transaction related expenses, were $108 million and resulted in a pre-tax gain of approximately $49 million.

Experience-Rated Contractholder Liabilities,

Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the statement of financial position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains and losses are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.” Gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

Our Retirement segment has two types of experience-rated products that are supported by TAASIL and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders through a corresponding adjustment to the related liability. The adjustment to the liability is based on changes in the fair value of all of the related assets, including commercial mortgage and other loans, which are carried at amortized cost, less any valuation allowance. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

In our International Insurance segment, the experience-rated products are fully participating. As a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability.

Adjusted operating income excludes net investment gains and losses on TAASIL, related derivatives and commercial mortgage and other loans. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$383	$468	$1,533
Derivatives	(160)	50	(131)
Commercial mortgages and other loans	9	6	(44)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(283)	(598)	(831)

Net gains (losses)	$(51)	$(74)	$527

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(160)	$33	$68
Change in experience-rated contractholder liabilities due to asset value changes	160	(33)	(68)

Net gains (losses)	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$223	$501	$1,601
Derivatives	(160)	50	(131)
Commercial mortgages and other loans	9	6	(44)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(123)	(631)	(899)

Net gains (losses)	$(51)	$(74)	$527

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million, $9 million and $35 million as of December 31, 2011, 2010 and 2009, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $55 million, $108 million and $105 million for the years ended December 31, 2011, 2010 and 2009, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net losses of $51 million and $74 million and net gains of $527 million for the years ended December 31, 2011, 2010 and 2009, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

As shown in the table above, the International Insurance segment includes offsetting impacts, in all periods, from changes in investment gains and losses on trading account assets supporting insurance liabilities and experience-rated contractholder liabilities.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2011 and 2010, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 20 to the Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of December 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,524	$43	$		$9,567
Obligations of U.S. states and their political subdivisions	0	2,277	0			2,277
Foreign government bonds	0	76,401	13			76,414
Corporate securities	12	96,090	1,016			97,118
Asset-backed securities	0	4,654	1,867			6,521
Commercial mortgage-backed securities	0	8,220	145			8,365
Residential mortgage-backed securities	0	7,856	14			7,870

Subtotal	12	205,022	3,098			208,132
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9			186
Obligations of U.S. states and their political subdivisions	0	284	0			284
Foreign government bonds	0	655	0			655
Corporate securities	0	10,927	109			11,036
Asset-backed securities	0	1,010	357			1,367
Commercial mortgage-backed securities	0	2,226	21			2,247
Residential mortgage-backed securities	0	1,842	2			1,844
Equity securities	769	122	20			911
Short-term investments and cash equivalents	684	267	0			951

Subtotal	1,453	17,510	518			19,481
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	383	39			436
Asset-backed securities	0	523	59			582
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	300	40	1,153			1,493
All other(3)	15	13,547	93		(11,222)	2,433

Subtotal	331	14,759	1,360		(11,222)	5,228
Equity securities, available-for-sale	1,909	2,171	333			4,413
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	192	(195)	1,110			1,107
Short-term investments	5,035	3,197	0			8,232
Cash equivalents	2,595	5,797	0			8,392
Other assets	3	(25)	9			(13)

Subtotal excluding separate account assets	11,530	248,750	6,514		(11,222)	255,572
Separate account assets(4)	40,319	158,703	19,358			218,380

Total assets	$51,849	$407,453	$25,872		$(11,222)	$473,952

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

	Closed Block Business as of December 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,514	$23	$	$5,537
Obligations of U.S. states and their political subdivisions	0	778	0		778
Foreign government bonds	0	561	12		573
Corporate securities	0	29,321	434		29,755
Asset-backed securities	0	3,511	661		4,172
Commercial mortgage-backed securities	0	3,715	0		3,715
Residential mortgage-backed securities	0	1,984	2		1,986

Subtotal	0	45,384	1,132		46,516
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	119	0		119
Asset-backed securities	0	70	0		70
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	5	0	123		128
All other(3)	0	0	0		0

Subtotal	5	189	123		317
Equity securities, available-for-sale	3,095	0	27		3,122
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	1	184	0		185
Short-term investments	471	57	0		528
Cash equivalents	72	965	0		1,037
Other assets	0	111	0		111

Subtotal excluding separate account assets	3,644	46,890	1,282		51,816
Separate account assets(4)	0	0	0		0

Total assets	$3,644	$46,890	$1,282	$	$51,816

Future policy benefits	$0	$0	$0	$	$0
Other liabilities	0	0	0		0

Total liabilities	$0	$0	$0	$	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Primarily represents derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2010(4)
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,264	$0	$		$5,264
Obligations of U.S. states and their political subdivisions	0	1,574	0			1,574
Foreign government bonds	0	49,549	13			49,562
Corporate securities	5	69,843	694			70,542
Asset-backed securities	0	5,713	1,348			7,061
Commercial mortgage-backed securities	0	8,128	130			8,258
Residential mortgage-backed securities	0	7,525	20			7,545

Subtotal	5	147,596	2,205			149,806
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	182	0			182
Foreign government bonds	0	569	0			569
Corporate securities	0	10,036	82			10,118
Asset-backed securities	0	804	226			1,030
Commercial mortgage-backed securities	0	2,402	5			2,407
Residential mortgage-backed securities	0	1,345	18			1,363
Equity securities	935	200	4			1,139
Short-term investments and cash equivalents	606	91	0			697

Subtotal	1,541	15,895	335			17,771
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	151	35			200
Asset-backed securities	0	574	50			624
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	392	142	26			560
All other(3)	33	7,899	134		(5,904)	2,162

Subtotal	558	9,133	282		(5,904)	4,069
Equity securities, available-for-sale	1,038	2,788	322			4,148
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	169	768			974
Short-term investments	2,171	1,641	0			3,812
Cash equivalents	2,332	6,359	0			8,691
Other assets	2,785	(107)	(2)			2,676

Subtotal excluding separate account assets	10,467	183,610	4,122		(5,904)	192,295
Separate account assets(4)	43,273	148,711	15,792			207,776

Total assets	$53,740	$332,321	$19,914		$(5,904)	$400,071

Future policy benefits	$0	$0	$(204)	$		$(204)
Other liabilities	1	6,736	2		(5,712)	1,027

Total liabilities	$1	$6,736	$(202)		$(5,712)	$823

	Closed Block Business as of December 31, 2010(5)
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,034	$0	$	$6,034
Obligations of U.S. states and their political subdivisions	0	657	0		657
Foreign government bonds	0	663	14		677
Corporate securities	0	27,182	493		27,675
Asset-backed securities	0	3,525	405		3,930
Commercial mortgage-backed securities	0	3,779	0		3,779
Residential mortgage-backed securities	0	2,422	3		2,425

Subtotal	0	44,262	915		45,177
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	118	0		118
Asset-backed securities	0	33	4		37
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	1	0	0		1
All other(3)	0	0	0		0

Subtotal	1	151	4		156
Equity securities, available-for-sale	3,420	140	33		3,593
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	0	(40)	0		(40)
Short-term investments	1,136	28	0		1,164
Cash equivalents	143	302	0		445
Other assets	0	107	11		118

Subtotal excluding separate account assets	4,700	44,950	963		50,613
Separate account assets(4)	0	0	0		0

Total assets	$4,700	$44,950	$963	$	$50,613

Future policy benefits	$0	$0	$0	$	$0
Other liabilities	0	0	1		1

Total liabilities	$0	$0	$1	$	$1

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for the Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 2% for the Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Primarily represents derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Consolidated Statement of Financial Position.
(5)	Includes reclassifications to conform to current period presentation.

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

Fixed Maturity and Equity Securities

Public fixed maturity securities are generally valued using the price provided by independent pricing services under our normal pricing protocol. Securities with prices based on validated quotes from pricing services are generally reflected within Level 2. Public fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or non-binding broker quotes. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs, and accordingly, such securities are included in Level 3 in our fair value hierarchy.

Level 3 fixed maturity securities included approximately $3.2 billion as of December 31, 2011 and $2.1 billion as of December 31, 2010 of public fixed maturities, with values primarily based on non-binding broker-quotes, and approximately $1.6 billion as of December 31, 2011 and $1.4 billion as of December 31, 2010 of private fixed maturities, with the majority of values based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available-for-sale, or held-to-maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity. Our investments classified as held-to-maturity are carried at amortized cost.

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion as of both December 31, 2011 and December 31, 2010. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.4 billion as of December 31, 2011 and $0.3 billion as of December 31, 2010.

Derivative Instruments

Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models, and are affected by changes in market factors including non-performance risk. The majority of our derivative positions are traded in the over the counter (OTC) derivative market and are classified within Level 2 in our fair value hierarchy since their significant inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. Our policy is to use mid-market pricing consistent with our best estimate of fair value.

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. Derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $84 million and $3 million, respectively, as of December 31, 2011 and $126 million and $3 million, respectively, as of December 31, 2010, without giving consideration to the impact of netting.

For additional information regarding embedded derivatives in our annuity and retirement products classified as Level 3, see “—Variable Annuity Optional Living Benefit Features” below.

All realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of qualifying cash flow hedges and hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Dealer related derivative activity related to the Company’s former global commodities group is reported in “Income (loss) from discontinued operations, net of taxes.”

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

We are also required to incorporate the market-perceived risk of our own non-performance (“NPR”) in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our NPR. To reflect the NPR, we incorporate an additional credit spread over LIBOR rates into the discount rate used in the valuations of the embedded derivative liability. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2011 generally ranged from 150 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those individual living benefit contracts in a liability position and not to those in a contra-liability position. We also adjust these spreads to remove any illiquidity risk premium, subject to a floor based on a percentage of the credit spread.

As of December 31, 2011, the value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for NPR, was a net liability of $8,341 million. This net liability was comprised of $8,555 million of individual living benefit contracts in a liability position, net of $214 million of individual living benefit contracts in a contra-liability position. As of December 31, 2011, our adjustment for NPR resulted in a $5,509 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional credit spread over LIBOR rates we incorporated into the discount rate used in the valuations of those individual living benefit contracts in a liability position. This adjustment for NPR represents an increase of $4,786 million in 2011 for the Individual Annuities segment primarily resulting from a higher base of embedded derivative liabilities, driven by significant declines in risk-free interest rates and the impact of account value performance, as well as an overall widening of the spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries. Partially offsetting these items was a $506 million charge relating to a refinement to the calculation of the NPR that we implemented in the fourth quarter of 2011, which incorporates a floor to the illiquidity risk premium reduction at a percentage of the credit spread.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a net liability of $2,886 million as of December 31, 2011, compared to a net contra-liability of $204 million as of December 31, 2010. The change primarily reflects a higher base of embedded derivative liabilities driven by significant declines in risk-free interest rates and the impact of account value performance, as well as an overall widening of the spreads used in valuing NPR, as noted above, which were primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the year ended December 31, 2011 related to foreign currency translation losses on securities that are approaching maturity, as well as adverse financial conditions of the respective issuer on asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities. Other-than-temporary impairments recognized for the year ended December 31, 2010 were primarily related to asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, foreign currency translation losses related to foreign denominated securities that are approaching maturity, and the intent to sell securities, primarily related to asset-backed securities collateralized by sub-prime mortgages.

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

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$1,986	$256	$(1,612)
Closed Block Business	845	794	(1,285)

Consolidated realized investment gains (losses), net	$2,831	$1,050	$(2,897)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(125)	$(361)	$(823)
Equity securities	(120)	11	(402)
Commercial mortgage and other loans	89	35	(517)
Derivative instruments	2,095	601	171
Other	47	(30)	(41)

Total	$1,986	$256	$(1,612)

Related adjustments(1)	535	(140)	396

Realized investment gains (losses), net, and related adjustments	2,521	116	(1,216)

Related charges(2)	(1,836)	(178)	(492)

Realized investment gains (losses), net, and related charges and adjustments	$685	$(62)	$(1,708)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$355	$117	$(381)
Equity securities	265	174	(473)
Commercial mortgage and other loans	33	18	(85)
Derivative instruments	199	489	(298)
Other	(7)	(4)	(48)

Total	$845	$794	$(1,285)

(1)	Related adjustments include that portion of “Realized investment gains (losses), net,” that are included in adjusted operating income, including those pertaining to certain derivative contracts, as well as those within certain of our businesses for which such gains (losses) are a principal source of earnings. Related adjustments also include that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income, including the change in value due to the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure, realized and unrealized gains and losses on certain general account investments classified as “Other trading account assets,” as well as counterparty credit losses on derivative positions. See Note 22 to the Consolidated Financial Statements for additional information on these related adjustments.
(2)	Reflects charges that are excluded from adjusted operating income, as described more fully in Note 22 to the Consolidated Financial Statements.

2011 to 2010 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2011 were $1,986 million, compared to net realized investment gains of $256 million in 2010.

Net realized losses on fixed maturity securities were $125 million in 2011, compared to net realized losses of $361 million in 2010, as set forth in the following table:

	Year Ended December 31,
	2011	2010
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$527	$380
Private bond prepayment premiums	36	37

Total gross realized investment gains	563	417

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(431)	(564)
Gross losses on sales and maturities(1)	(250)	(173)
Credit related losses on sales	(7)	(41)

Total gross realized investment losses	(688)	(778)

Realized investment gains (losses), net—Fixed Maturity Securities	$(125)	$(361)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$277	$207

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $277 million in 2011 were primarily due to sales within our Retirement and Individual Annuities segments. Included in the gross gains on sales and maturities of fixed maturity securities were $35 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $207 million in 2010 were primarily due to sales within our Retirement and Individual Annuities segments. Included in the gross gains on sales and maturities of fixed maturity securities were $4 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both years were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element associated with certain living benefit features of some of our variable annuity products. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2011 and 2010.

Net realized losses on equity securities were $120 million in 2011, of which other-than-temporary impairments were $94 million and net trading losses on sales of equity securities were $26 million. Net trading losses in 2011 were primarily due to public equity sales within our International Insurance operations. Net realized gains on equity securities were $11 million in 2010, of which net trading gains on sales of equity securities were $89 million, partially offset by other-than-temporary impairments of $78 million. Net trading gains in 2010 were primarily due to private equity sales within our Corporate and Other and International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2011 and 2010.

Net realized gains on commercial mortgage and other loans in 2011 were $89 million, primarily related to a net decrease in the loan loss reserves of $169 million, which was largely offset by $139 million of realized losses on related restructurings and sales within our Asset Management and International Insurance businesses. In addition, there were $32 million of mark-to-market gains on our interim loan portfolio. Net realized gains on commercial mortgage and other loans in 2010 were $35 million and primarily related to a net decrease in the loan loss reserves of $103 million and mark-to-market net gains on our interim loan portfolio. These net gains were partially offset by net realized losses on loan modifications, payoffs, and foreclosures within our Asset Management business. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $2,095 million in 2011, compared to net realized gains of $601 million in 2010. The net derivative gains in 2011 include net gains of $1,375 million related to product embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also, contributing to the net derivative gains were net mark-to-market gains of $498 million on interest rate derivatives used to manage duration as interest rates declined during 2011, and net gains of $214 million on foreign currency forward contracts used in our Star and Edison businesses to hedge portfolio assets primarily due to the strengthening of the Japanese yen against the U.S. dollar and Australian dollar. The net derivative gains in 2010 primarily reflect net gains of $521 million on interest rate derivatives used to manage duration as interest rates declined and net gains of $325 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the 2010 gains are net derivative gains of $99 million on currency derivatives used to hedge foreign-denominated investments and net gains of $43 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting the 2010 gains were net derivative losses of $319 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan and net losses of $75 million on credit derivatives as credit spreads tightened.

Net realized gains on other investments were $47 million in 2011, which included a $64 million gain on the partial sale of a real estate seed investment, partially offset by $33 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $30 million in 2010, which reflected $30 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net positive adjustment of $535 million in 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $240 million, driven by $154 million of gains that represent a principal source of earnings for certain of our businesses, including $64 million from the partial sale of a real estate seed investment, as well as $259 million of gains primarily from settlements on interest rate and currency swaps, partially offset by $175 million of losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $775 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Related adjustments to realized investment gains (losses) were a net negative adjustment of $140 million in 2010. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $167 million, driven by $243 million of gains primarily from settlements on interest rate and currency swaps, partially offset by $93 million of losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $27 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were net negative adjustments of $1,836 million and $178 million in 2011 and 2010, respectively. The $1,836 million in 2011 was primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to the net gain (loss) on embedded derivatives and related hedge positions associated with certain variable annuity contracts. The $178 million in 2010 was primarily driven by payments associated with the market value adjustment features related to certain variable annuity products we sell.

During 2011, we recorded other-than-temporary impairments of $558 million in earnings, compared to other-than-temporary impairments of $672 million recorded in earnings in 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$314	$422
Private fixed maturity securities	117	142

Total fixed maturity securities	431	564
Equity securities	94	78
Other invested assets(2)	33	30

Total	$558	$672

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$106	$117	$223
Due to other accounting guidelines(3)	12	196	208

Total	$118	$313	$431

	Year Ended December 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$140	$185	$325
Due to other accounting guidelines(3)	69	170	239

Total	$209	$355	$564

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the retail and wholesale, services, and manufacturing sectors of our corporate securities. The 2011 other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold foreign currency-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity and therefore we record an other-than-temporary impairment. During 2011, we recorded other-than-temporary impairments of $184 million in earnings related to securities with an unrealized foreign currency translation loss that are approaching maturity. As of December 31, 2011, gross unrealized losses related to those securities maturing between January 1, 2012 and December 31, 2014 are $625 million. Based on December 31, 2011 fair values, absent a change in currency rates, impairments of approximately $191 million would be recorded in earnings in 2012 and approximately $142 million in 2013 on these securities. Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the services, manufacturing, and finance sectors of our corporate securities. The 2010 other-than-temporary impairments were primarily driven by asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers, the impact of the rising forward LIBOR curve and the intent to sell securities. Additionally, other-than-temporary impairments were driven by Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, and foreign currency translation losses related to foreign denominated securities that are approaching maturity.

Equity security other-than-temporary impairments in 2011 and 2010 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security and were primarily in our Japanese insurance operations.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2011 were $845 million, compared to net realized investment gains of $794 million in 2010.

Net realized gains on fixed maturity securities were $355 million in 2011, compared to net realized gains of $117 million in 2010, as set forth in the following table:

	Year Ended December 31,
	2011	2010
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$516	$273
Private bond prepayment premiums	21	24

Total gross realized investment gains	537	297

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(104)	(168)
Gross losses on sales and maturities(1)	(75)	(10)
Credit related losses on sales	(3)	(2)

Total gross realized investment losses	(182)	(180)

Realized investment gains (losses), net—Fixed Maturity Securities	$355	$117

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$441	$263

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $441 million in 2011 and $263 million in 2010. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2011 and 2010.

Net realized gains on equity securities were $265 million in 2011, which included net trading gains on sales of equity securities of $283 million, partially offset by other-than-temporary impairments of $18 million. Net realized gains on equity securities were $174 million in 2010, which included net trading gains on sales of equity securities of $208 million, partially offset by other-than-temporary impairments of $34 million. See below for additional information regarding the other-than-temporary impairments of equity securities in 2011 and 2010.

Net realized gains on commercial mortgage and other loans in 2011 were $33 million related to a net decrease in the loan loss reserve of $42 million, partially offset by net realized losses on related foreclosures. Net realized gains on commercial mortgage and other loans in 2010 were $18 million related to a net decrease in the loan loss reserve of $22 million, partially offset by net realized losses on related foreclosures. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $199 million in 2011 compared to net realized gains of $489 million in 2010. The net derivative gains in 2011 primarily reflect net gains of $135 million on interest rate derivatives used to manage duration as interest rates declined, and $53 million on “to be announced” (“TBA”) forward contracts as interest rates declined. Also, contributing to these gains are net derivative gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro. Partially offsetting these gains were net derivative losses of $11 million on embedded derivatives associated with certain externally-managed investments in the European market. Derivative gains in 2010 primarily reflect net mark-to-market gains of $404 million on interest rate derivatives used to manage duration as interest rates declined and net derivative gains of $74 million on currency derivatives used to hedge foreign denominated investments. Also, contributing to the net derivative gains in 2010 were net realized gains of $17 million on embedded derivatives associated with certain externally-managed investments in the European market.

During 2011, we recorded other-than-temporary impairments of $127 million in earnings, compared to other-than-temporary impairments of $208 million recorded in earnings in 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2011	2010
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$90	$158
Private fixed maturity securities	14	10

Total fixed maturity securities	104	168
Equity securities	18	34
Other invested assets(2)	5	6

Total	$127	$208

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$61	$36	$97
Due to other accounting guidelines(3)	6	1	7

Total	$67	$37	$104

	Year Ended December 31, 2010
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$66	$28	$94
Due to other accounting guidelines(3)	67	7	74

Total	$133	$35	$168

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments of $104 million in 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the public utilities and services sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers as well as our intent to sell certain asset-backed securities collateralized by sub-prime mortgages.

Equity security other-than-temporary impairments in 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

Net trading gains on sales and maturities of fixed maturity securities of $207 million in 2010 were primarily due to sales within our Retirement and Individual Annuities segments. Net trading gains on sales and maturities of fixed maturity securities of $469 million in 2009 were primarily due to sales of government bonds in our International Insurance business and sales within our Individual Annuities segment. Sales of fixed maturity securities in our Individual Annuities segment were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2010 and 2009.

Net realized gains on equity securities were $11 million in 2010, of which net trading gains on sales of equity securities were $89 million, partially offset by other-than-temporary impairments of $78 million. Net trading gains in 2010 were primarily due to private equity sales within our Corporate and Other business and sales within our International Insurance business. Net realized losses on equity securities were $402 million in 2009, of which other-than-temporary impairments were $389 million and net trading losses on sales of equity securities were $13 million. Net trading losses in 2009 were primarily due to sales within our International Insurance business. See below for additional information regarding the other-than-temporary impairments of equity securities in 2010 and 2009.

Net realized gains on commercial mortgage and other loans in 2010 were $35 million and primarily related to a net decrease in the loan loss reserves of $103 million and mark-to-market net gains on our interim loan portfolio of $17 million. These net gains were partially offset by net realized losses on loan modifications, payoffs, and foreclosures within our Asset Management business. Net losses on commercial mortgage and other loans in 2009 were $517 million primarily related to a net increase in the loan loss reserve of $317 million and mark-to-market losses on mortgage loans within our Asset Management business. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $601 million in 2010, compared to net realized gains of $171 million in 2009. The net derivative gains in 2010 primarily reflect net gains of $521 million on interest rate derivatives used to manage duration as interest rates declined during 2010, and net gains of $325 million primarily related to embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these gains are net derivative gains of $99 million on currency derivatives used to hedge foreign denominated investments and net gains of $43 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net derivative losses of $319 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan and net losses of $75 million on credit derivatives as credit spreads tightened. The net derivative gains in 2009 primarily reflect net gains of $376 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also contributing to the net derivative gains in 2009 were net gains of $196 million on embedded derivatives associated with certain externally-managed investments in the European market and net gains of $87 million on mark-to-market adjustments from credit derivatives. Partially offsetting these gains were net mark-to-market losses of $376 million on interest rate derivatives used to manage duration and net losses of $121 million on currency derivatives used to hedge foreign denominated investments.

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

During 2010 we recorded other-than-temporary impairments of $672 million in earnings, compared to total other-than-temporary impairments of $1,611 million recorded in earnings in 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

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

Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages, Japanese commercial mortgage-backed securities, and the services, manufacturing, and finance sectors of our corporate securities. These other-than-temporary impairments were primarily driven by asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers, the impact of the rising forward LIBOR curve and the intent to sell securities. Additionally, other-than-temporary impairments were driven by Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, and foreign currency translation losses related to foreign denominated securities that are approaching maturity. Our Japanese insurance operations hold U.S. dollar-denominated investments which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity and therefore we record an other-than-temporary impairment. During 2010, we recorded other-than-temporary impairments of $143 million in earnings related to securities with an unrealized foreign currency translation loss that are approaching maturity. As of December 31, 2010, gross unrealized losses related to those securities maturing between January 1, 2011 and December 31, 2012 are $201 million. Based on December 31, 2010 fair values, absent a change in currency rates, impairments of approximately $169 million would be recorded in earnings in 2011. Fixed maturity other-than-temporary impairments in 2009 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the manufacturing and services sectors of our corporate securities, and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

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

Net trading gains on sales and maturities of fixed maturity securities were $263 million in 2010. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2010 and 2009.

Net realized gains on equity securities were $174 million in 2010. Net trading gains on sales of equity securities were $208 million, partially offset by other-than-temporary impairments of $34 million. Net realized losses on equity securities were $473 million in 2009, of which other-than-temporary impairments were $613 million, partially offset by net trading gains on sales of equity securities of $140 million. Net trading gains reflect improved equity markets throughout 2010 and 2009 coupled with the current equity trading strategy which produced gains as the years progressed. See below for additional information regarding the other-than-temporary impairments of equity securities in 2010 and 2009.

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

Net realized gains on derivatives were $489 million in 2010, compared to net realized losses of $298 million in 2009. Derivative gains in 2010 primarily reflect net mark-to-market gains of $404 million on interest rate derivatives used to manage duration as interest rates declined and net derivative gains of $74 million on currency derivatives used to hedge foreign denominated investments as the US dollar strengthened versus the euro. Also, contributing to the net derivative gains were net realized gains of $17 million on embedded derivatives associated with certain externally-managed investments in the European market. Derivative losses in 2009 primarily reflect net mark-to-market losses of $218 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $149 million related to currency derivatives used to hedge foreign denominated investments. Partially offsetting these losses were net gains of $52 million on embedded derivatives associated with certain externally-managed investments in the European market.

Net realized losses on other investments were $4 million in 2010, which included $6 million of other-than-temporary impairments on joint ventures and partnerships investments. Net realized losses on other investments were $48 million in 2009 of which $51 million was related to other-than-temporary impairments on joint ventures and partnerships investments.

During 2010 we recorded other-than-temporary impairments of $208 million in earnings, compared to other-than-temporary impairments of $1,184 million recorded in earnings in 2009. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

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

General Account Investments

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our trading and banking operations; (2) assets of our asset management operations, including assets managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

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

While we continue to look to maximize book yield and match the liability characteristics of our major products, our portfolio management approach also reflects a consideration of the capital and tax implications of portfolio activity, our assertions regarding our ability and intent to hold equity securities to recovery, and our lack of any intention or requirement to sell debt securities before anticipated recovery. In consideration of the potential impact on capital and tax positions, beginning in the fourth quarter of 2008 we temporarily curtailed the active trading policy previously employed in the Closed Block Business and certain portfolios of the Financial Services Businesses. Starting in the second quarter of 2009, we resumed a more restricted trading program in these portfolios, and continue to evaluate trading strategies for these portfolios. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Equity Securities—Other-than-Temporary Impairments of Equity Securities,” below.

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

Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction and oversight of the Asset Liability Management and Risk Management groups. Our International Insurance segment manages the majority of its investments locally, within enterprise risk constraints, in most cases using our international and domestic asset management capabilities.

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions periodically. Our portfolio management groups work with our Risk Management group to develop the investment policies for the general account assets of our domestic and international insurance subsidiaries, oversee the investment process for our general account and have the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee.

The portfolio management groups, which are integrated within our businesses, work closely with Risk Management to ensure that the specific characteristics of our products are incorporated into their processes and to develop investment objectives, including performance factors and measures and asset allocation ranges. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized into the following three classes:

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

•

guaranteed products for which there are price or rate guarantees for the life of the contract, such as traditional whole life and endowment products, guaranteed investment contracts and funding agreements.

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

On February 1, 2011, Prudential Financial completed the acquisition from AIG of the Star and Edison Businesses. Our Financial Services Businesses’ general account portfolio as of December 31, 2011 includes

$44,843 million of invested assets at carrying value of the Star and Edison Businesses, which consists of $40,257 million of fixed maturity securities, $1,526 million of other long-term investments, $938 million of equity securities, $790 million of commercial mortgage and other loans, $570 million of policy loans, $542 million of trading account assets, primarily supporting insurance liabilities, and $220 million of short-term investments. Since completing the acquisition, we have been repositioning the portfolios for the Star and Edison Businesses in order to improve the interest rate exposure profile relative to liabilities, diversify credit and risk asset exposures, and reduce unhedged currency positions. We substantially completed that repositioning by year-end 2011 and, as of January 1, 2012, the Star and Edison portfolios have been integrated with the Gibraltar portfolio.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	December 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$179,086	$30,211	$209,297	60.6%
Public, held-to-maturity, at amortized cost	3,743	0	3,743	1.1
Private, available-for-sale, at fair value	26,938	16,305	43,243	12.5
Private, held-to-maturity, at amortized cost	1,364	0	1,364	0.4
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	5.6
Other trading account assets, at fair value	2,104	317	2,421	0.7
Equity securities, available-for-sale, at fair value	4,401	3,122	7,523	2.2
Commercial mortgage and other loans, at book value	25,073	9,040	34,113	9.9
Policy loans, at outstanding balance	6,263	5,296	11,559	3.3
Other long-term investments(1)	4,481	1,990	6,471	1.9
Short-term investments(2)	5,609	528	6,137	1.8

Total general account investments	278,543	66,809	345,352	100.0%

Invested assets of other entities and operations(3)	10,895	0	10,895

Total investments	$289,438	$66,809	$356,247

	December 31, 2010
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$124,577	$30,499	$155,076	56.3%
Public, held-to-maturity, at amortized cost	3,940	0	3,940	1.4
Private, available-for-sale, at fair value	23,108	14,678	37,786	13.7
Private, held-to-maturity, at amortized cost	1,286	0	1,286	0.5
Trading account assets supporting insurance liabilities, at fair value	17,771	0	17,771	6.5
Other trading account assets, at fair value	1,220	156	1,376	0.5
Equity securities, available-for-sale, at fair value	4,135	3,593	7,728	2.8
Commercial mortgage and other loans, at book value	21,901	8,507	30,408	11.0
Policy loans, at outstanding balance	5,290	5,377	10,667	3.9
Other long-term investments(1)	2,988	1,582	4,570	1.6
Short-term investments(2)	3,698	1,164	4,862	1.8

Total general account investments	209,914	65,556	275,470	100.0%

Invested assets of other entities and operations(3)	8,442	0	8,442

Total investments	$218,356	$65,556	$283,912

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)	Short-term investments have virtually no sub-prime exposure.
(3)	Includes invested assets of trading and banking operations, real estate and relocation services and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of December 31, 2011, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The general account investments attributable to the Financial Services Businesses increased in 2011 primarily due to the acquisition of the Star and Edison Businesses, portfolio growth as a result of reinvestment of net investment income, and a net increase in fair value driven by a decrease in interest rates. The general account investments attributable to the Closed Block Business increased in 2011 primarily due to portfolio growth as a result of reinvestment of net investment income and an increase in fair value driven by a decrease in interest rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 50% and 38% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2011 and December 31, 2010, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$111,857	$60,115
Public, held-to-maturity, at amortized cost	3,743	3,940
Private, available-for-sale, at fair value	5,020	3,304
Private, held-to-maturity, at amortized cost	1,364	1,286
Trading account assets supporting insurance liabilities, at fair value	1,732	1,518
Other trading account assets, at fair value	1,496	702
Equity securities, available-for-sale, at fair value	1,932	1,612
Commercial mortgage and other loans, at book value	5,672	4,202
Policy loans, at outstanding balance	2,873	2,083
Other long-term investments(1)	2,892	1,320
Short-term investments	702	211

Total Japanese general account investments(2)	$139,283	$80,293

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of December 31, 2011, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years. The increase in general account investments related to our Japanese insurance operations in 2011 was primarily attributable to the impact of the acquisition of the Star and Edison Businesses, gains on foreign currency exchange rates on yen assets, portfolio growth as a result of business inflows and the impact of declining interest rates, partially offset by yen strengthening on non-yen assets.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of December 31, 2011, our Japanese insurance operations had $38.4 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $25.9 billion that support liabilities denominated in U.S. dollars. As of December 31, 2010, our Japanese insurance operations had $18.9 billion, at fair value, of investments denominated in U.S. dollars, including $0.7 billion that were hedged to yen through third party derivative contracts and $10.7 billion that support liabilities denominated in U.S. dollars. The $19.5 billion increase of U.S. dollar investments at fair value from December 31, 2010 is primarily driven by $14.6 billion from the Star and Edison Businesses’ U.S. dollar-denominated assets supporting U.S. dollar liabilities.

For additional information regarding U.S. dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

As of December 31, 2011, our Japanese insurance operations had $6.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars. As of December 31, 2010, our Japanese insurance operations had $1.8 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars. The $4.6 billion increase of Australian dollar investments at fair value from December 31, 2010 is primarily driven by $2.6 billion from the Star and Edison Businesses’ Australian dollar-denominated assets supporting Australian dollar liabilities.

Eurozone Exposure

Our investment portfolio includes direct investment exposure to the Eurozone region. We define this region as consisting of those countries within the European Union that have adopted the euro as their sole legal currency. The Eurozone region currently consists of seventeen countries, including Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Malta, the Netherlands, Portugal, Slovakia, Slovenia and Spain. Included in this region are peripheral countries, which we currently define as consisting of Portugal, Italy, Ireland, Greece and Spain. Specific country exposure is determined based on the issuer’s country of incorporation.

The following tables set forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to our general account, as of December 31, 2011.

Eurozone Gross Direct Exposure—Financial Services Businesses

	December 31, 2011
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$555	$692	$1,959	$3,206	$542	$616	$2,060	$3,218
Netherlands	0	1,191	1,727	2,918	0	1,180	1,725	2,905
Germany	125	924	786	1,835	125	879	788	1,792
Luxembourg	0	157	1,388	1,545	0	154	1,366	1,520
Other non-peripheral(1)	32	269	399	700	31	265	404	700

Total non-peripheral exposure	712	3,233	6,259	10,204	698	3,094	6,343	10,135
Peripheral countries:
Italy(2)	478	50	171	699	414	44	152	610
Ireland	0	77	521	598	0	75	530	605
Spain	49	34	259	342	45	29	227	301
Other peripheral(3)	0	0	89	89	0	0	94	94

Total peripheral exposure	527	161	1,040	1,728	459	148	1,003	1,610
International agencies(4)	0	1,341	0	1,341	0	1,315	0	1,315

Total exposure(5)	$1,239	$4,735	$7,299	$13,273	$1,157	$4,557	$7,346	$13,060

Eurozone Gross Direct Exposure—Closed Block Business

	December 31, 2011
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$52	$110	$766	$928	$53	$103	$840	$996
Netherlands	5	293	622	920	5	289	702	996
Germany	8	17	623	648	8	15	646	669
Luxembourg	4	35	488	527	4	37	515	556
Other non-peripheral(1)	2	132	197	331	2	128	205	335

Total non-peripheral exposure	71	587	2,696	3,354	72	572	2,908	3,552
Peripheral countries:
Italy	6	33	57	96	6	28	55	89
Ireland	0	69	295	364	0	54	323	377
Spain	0	29	96	125	0	25	88	113
Other peripheral(3)	0	2	20	22	0	2	21	23

Total peripheral exposure	6	133	468	607	6	109	487	602
International agencies(4)	0	0	0	0	0	0	0	0

Total exposure(5)	$77	$720	$3,164	$3,961	$78	$681	$3,395	$4,154

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	For the Financial Services Businesses, of the $13,273 million of amortized cost represented above, 86% is related to fixed maturities, 7% is related to trading account assets supporting insurance liabilities, and the remaining 7% is related to all other asset types. For the Closed Block Business, of the $3,961 million of amortized cost represented above, 93% is related to fixed maturities, and the remaining 7% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.83%	$7,063	5.67%	$2,232	4.16%	$9,295
Trading account assets supporting insurance liabilities	4.23	776	0.00	0	4.23	776
Equity securities	5.93	240	2.75	75	4.65	315
Commercial mortgage and other loans	5.62	1,295	6.47	553	5.85	1,848
Policy loans	4.71	277	6.22	322	5.41	599
Short-term investments and cash equivalents	0.36	46	0.72	4	0.37	50
Other investments	3.64	246	8.82	174	4.83	420

Gross investment income before investment expenses	3.90	9,943	5.78	3,360	4.24	13,303
Investment expenses	(0.11)	(230)	(0.25)	(146)	(0.14)	(376)

Investment income after investment expenses	3.79%	9,713	5.53%	3,214	4.10%	12,927

Investment results of other entities and operations(2)		197		0		197

Total investment income		$9,910		$3,214		$13,124

	Year Ended December 31, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.33%	$5,927	5.91%	$2,326	4.69%	$8,253
Trading account assets supporting insurance liabilities	4.51	750	0.00	0	4.51	750
Equity securities	6.33	212	2.70	74	4.70	286
Commercial mortgage and other loans	6.01	1,256	6.61	536	6.18	1,792
Policy loans	5.00	243	6.38	334	5.71	577
Short-term investments and cash equivalents	0.29	36	0.56	5	0.30	41
Other investments	4.71	193	6.66	115	5.28	308

Gross investment income before investment expenses	4.34	8,617	5.88	3,390	4.69	12,007
Investment expenses	(0.13)	(208)	(0.24)	(143)	(0.15)	(351)

Investment income after investment expenses	4.21%	8,409	5.64%	3,247	4.54%	11,656

Investment results of other entities and operations(2)		209		0		209

Total investment income		$8,618		$3,247		$11,865

	Year Ended December 31, 2009
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.54%	$5,691	6.07%	$2,382	4.90%	$8,073
Trading account assets supporting insurance liabilities	5.11	743	0.00	0	5.11	743
Equity securities	6.32	225	2.85	77	4.82	302
Commercial mortgage and other loans	5.85	1,237	6.68	556	6.08	1,793
Policy loans	5.19	225	6.54	344	5.93	569
Short-term investments and cash equivalents	0.52	66	3.02	31	0.68	97
Other investments	3.16	138	(4.01)	(72)	1.06	66

Gross investment income before investment expenses	4.50	8,325	5.69	3,318	4.78	11,643
Investment expenses	(0.15)	(218)	(0.23)	(140)	(0.17)	(358)

Investment income after investment expenses	4.35%	8,107	5.46%	3,178	4.61%	11,285

Investment results of other entities and operations(2)		112		0		112

Total investment income		$8,219		$3,178		$11,397

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, real estate and relocation services and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for 2011 compared to 2010, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Year Ended December 31,
	2011		2010		2009
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
			($ in millions)
Fixed maturities	5.46%	$4,219	5.58%	$4,194	5.74%	$4,172
Trading account assets supporting insurance liabilities	4.45	742	4.73	724	5.38	721
Equity securities	9.04	167	9.29	168	9.84	167
Commercial mortgage and other loans	6.06	1,083	6.32	1,081	6.04	1,070
Policy loans	5.81	187	5.72	171	5.94	162
Short-term investments and cash equivalents	0.25	23	0.30	32	0.50	55
Other investments	4.02	83	3.21	61	0.39	9

Gross investment income before investment expenses	5.08	6,504	5.16	6,431	5.27	6,356
Investment expenses	(0.11)	(88)	(0.12)	(102)	(0.15)	(116)

Investment income after investment expenses	4.97%	6,416	5.04%	6,329	5.12%	6,240

Investment results of other entities and operations(2)		197		209		112

Total investment income		$6,613		$6,538		$6,352

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

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2011 compared to 2010 was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates, partially offset by higher income from our joint venture and limited partnerships, driven by appreciation and gains on the underlying assets.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2010 compared to 2009 was primarily a result of lower interest rates on floating rate investments from rate resets and lower fixed maturity reinvestment rates, partially offset by an increase in other investment yields driven by favorable joint venture and limited partnership earnings driven by appreciation on the underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year Ended December 31,
	2011		2010		2009
	Yield(1)(2)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.66%	$2,844	2.81%	$1,733	2.88%	$1,519
Trading account assets supporting insurance liabilities	1.99	34	1.98	26	1.98	22
Equity securities	3.33	73	2.84	44	3.13	58
Commercial mortgage and other loans	4.10	212	4.63	175	4.85	167
Policy loans	3.37	90	3.85	72	3.91	63
Short-term investments and cash equivalents	0.62	23	0.24	4	0.62	11
Other investments	3.48	163	6.01	132	6.26	129

Gross investment income before investment expenses	2.70	3,439	2.97	2,186	3.05	1,969
Investment expenses	(0.11)	(142)	(0.14)	(106)	(0.15)	(102)

Total investment income	2.59%	$3,297	2.83%	$2,080	2.90%	$1,867

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields are weighted for ten months of income and assets related to the Star and Edison Businesses.

The decrease in yield on the Japanese insurance portfolio for 2011 compared to 2010 is primarily attributable to lower fixed maturity reinvestment rates in both the U.S. and Japan, and the impact from the acquisition of the Star and Edison portfolios.

The decrease in yield on the Japanese insurance portfolio for 2010 compared to 2009 is primarily attributable to lower fixed maturity reinvestment rates and a lower interest rate environment both in the U.S. and Japan, as well as less favorable results in joint ventures and limited partnerships.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2011 and 2010, was approximately $24.2 billion and $12.3 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2011 and 2010, was approximately $4.8 billion and $1.2 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2011.

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2012	$6,229	3.1%	$2,028	4.8%
Maturing in 2013	10,676	5.3	2,577	6.0
Maturing in 2014	10,751	5.4	1,513	3.6
Maturing in 2015	9,045	4.5	1,584	3.7
Maturing in 2016	9,458	4.7	1,758	4.1
Maturing in 2017	9,323	4.6	1,610	3.8
Maturing in 2018	9,311	4.6	2,083	4.9
Maturing in 2019	9,947	5.0	1,462	3.4
Maturing in 2020	9,580	4.8	1,445	3.3
Maturing in 2021	8,606	4.3	2,007	4.7
Maturing in 2022	4,421	2.2	953	2.2
Maturing in 2023 and beyond	79,453	39.4	13,246	31.1

Total corporate & government securities	176,800	87.9	32,266	75.6
Asset-backed securities	8,319	4.2	4,935	11.6
Commercial mortgage-backed securities	8,197	4.1	3,559	8.4
Residential mortgage-backed securities	7,569	3.8	1,880	4.4

Total fixed maturities	$200,885	100.0%	$42,640	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	December 31, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Manufacturing	$28,091	$2,412	$715	$29,788	$21,590	$1,538	$539	$22,589
Utilities	14,356	1,454	517	15,293	11,153	851	179	11,825
Finance	20,245	494	766	19,973	11,213	385	331	11,267
Services	12,134	861	406	12,589	10,170	612	333	10,449
Energy	7,304	564	208	7,660	5,356	364	168	5,552
Retail and Wholesale	5,256	382	131	5,507	4,110	214	138	4,186
Transportation	5,078	368	76	5,370	3,625	240	62	3,803
Other	1,551	57	64	1,544	1,359	62	62	1,359

Total corporate securities	94,015	6,592	2,883	97,724	68,576	4,266	1,812	71,030
Foreign government(3)	73,209	4,796	204	77,801	48,016	2,915	86	50,845
Residential mortgage-backed	7,569	425	59	7,935	7,504	397	51	7,850
Asset-backed securities(4)	8,319	150	988	7,481	8,790	168	969	7,989
Commercial mortgage-backed	8,197	573	104	8,666	8,142	592	63	8,671
U.S. Government	7,592	1,920	17	9,495	4,807	464	67	5,204
State & Municipal(5)	1,984	293	1	2,276	1,601	24	52	1,573

Total(6)(7)	$200,885	$14,749	$4,256	$211,378	$147,436	$8,826	$3,100	$153,162

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011, compared to $319 million of gross unrealized gains and $68 million of gross unrealized losses as of December 31, 2010 on securities classified as held-to-maturity.
(3)	As of December 31, 2011 and 2010, based on amortized cost, 84% and 83%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 6% and 8%, respectively of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The change in net unrealized gains and losses from December 31, 2010 to December 31, 2011, was primarily due to a decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	December 31, 2011				December 31, 2010
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Corporate securities:
Manufacturing	$8,325	$1,167	$40	$9,452	$7,940	$754	$66	$8,628
Utilities	5,630	907	55	6,482	5,566	510	42	6,034
Services	4,731	578	35	5,274	4,562	377	35	4,904
Finance	3,088	151	74	3,165	2,723	125	53	2,795
Energy	1,806	259	4	2,061	1,887	184	6	2,065
Retail and Wholesale	1,525	255	8	1,772	1,641	166	21	1,786
Transportation	1,347	153	13	1,487	1,349	102	19	1,432
Other	49	13	0	62	29	2	0	31

Total corporate securities	26,501	3,483	229	29,755	25,697	2,220	242	27,675
Asset-backed securities(2)	4,935	56	819	4,172	4,570	60	701	3,929
Commercial mortgage-backed	3,559	158	2	3,715	3,615	170	6	3,779
U.S. Government	4,594	943	0	5,537	6,066	197	228	6,035
Residential mortgage-backed	1,880	125	19	1,986	2,311	129	15	2,425
Foreign government(3)	492	86	5	573	596	90	9	677
State & Municipal	679	100	1	778	651	19	13	657

Total(4)	$42,640	$4,951	$1,075	$46,516	$43,506	$2,885	$1,214	$45,177

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both December 31, 2011 and 2010, based on amortized cost, no individual foreign country represented more than 8% of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The change in net unrealized gains and losses from December 31, 2010 to December 31, 2011, was primarily due to a decrease in interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2010
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	5	272	277	338
2006	0	2	2	13	220	237	424
2005	0	0	0	0	7	7	9
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	0	2	2	18	499	521	771
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	2	0	0	0	218	220	266
2006	9	63	36	12	662	782	1,066
2005	0	13	25	39	259	336	436
2004 & Prior	19	29	65	55	607	775	885

Total all other portfolios	30	105	126	106	1,746	2,113	2,653

Total collateralized by sub-prime mortgages(2)	30	107	128	124	2,245	2,634	3,424
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	452	0	452	588
Collateralized by auto loans	839	0	0	2	0	841	931
Collateralized by credit cards	488	0	8	265	0	761	1,014
Collateralized by non-sub-prime mortgages	1,547	110	4	31	15	1,707	1,373
Other asset-backed securities(3)	701	935	165	45	78	1,924	1,460

Total asset-backed securities(4)	$3,605	$1,152	$305	$919	$2,338	$8,319	$8,790

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	Included within the $2.6 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2011 are $60 million of securities collateralized by second-lien exposures.
(3)	As of December 31, 2011, includes collateralized debt obligations with amortized cost of $115 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares, and aircraft.
(4)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	5	179	184	255
2006	0	2	2	13	153	170	360
2005	0	0	0	0	6	6	8
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	0	2	2	18	338	360	623
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	2	0	0	0	97	99	158
2006	7	52	20	11	404	494	764
2005	0	12	22	26	172	232	338
2004 & Prior	16	25	52	40	413	546	671

Total all other portfolios	25	89	94	77	1,086	1,371	1,931

Total collateralized by sub-prime mortgages	25	91	96	95	1,424	1,731	2,554
Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	471	0	471	619
Collateralized by auto loans	840	0	0	2	0	842	933
Collateralized by credit cards	512	0	8	263	0	783	1,039
Collateralized by non-sub-prime mortgages	1,616	113	4	29	14	1,776	1,421
Other asset-backed securities(2)	701	913	142	48	74	1,878	1,423

Total asset-backed securities(3)	$3,694	$1,117	$250	$908	$1,512	$7,481	$7,989

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, commercial paper issuances and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	As of December 31, 2011, includes collateralized debt obligations with fair value of $112 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares, and aircraft.
(3)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $3.424 billion as of December 31, 2010, to $2.634 billion as of December 31, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $906 million as of December 31, 2011, and $882 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 30% as of December 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2011, based on amortized cost, approximately 63% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.634 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2011 were $549 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

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

Asset-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2010
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	2	0	0	5	202	209	258
2006	0	3	3	16	192	214	390
2005	0	1	0	0	8	9	12
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	2	4	3	21	402	432	660
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	5	0	20	7	190	222	256
2006	95	0	0	0	685	780	868
2005	10	51	83	12	131	287	343
2004 & Prior	2	37	63	79	388	569	630

Total all other portfolios	112	88	166	98	1,394	1,858	2,097

Total collateralized by sub-prime mortgages(2)	114	92	169	119	1,796	2,290	2,757
Other asset-backed securities:
Collateralized by credit cards	432	0	36	189	2	659	642
Collateralized by auto loans	739	0	0	0	0	739	396
Externally-managed investments in the European market	0	0	0	199	0	199	212
Collateralized by education loans	196	289	0	0	0	485	201
Other asset-backed securities(3)	268	207	54	3	31	563	362

Total asset-backed securities	$1,749	$588	$259	$510	$1,829	$4,935	$4,570

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.

(2)	Included within the $2.3 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2011 are $7 million of securities collateralized by second-lien exposures.
(3)	As of December 31, 2011, includes collateralized debt obligations with amortized cost of $50 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, manufacturing and aircraft.
(4)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

Asset-Backed Securities at Fair Value—Closed Block Business

	December 31, 2011
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
				(in millions)
Collateralized by sub-prime mortgages:
Enhanced short-term portfolio(1):
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	2	0	0	5	141	148	202
2006	0	3	3	15	139	160	339
2005	0	1	0	0	6	7	10
2004 & Prior	0	0	0	0	0	0	0

Total enhanced short-term portfolio	2	4	3	20	286	315	551
All other portfolios:
2011—2008	0	0	0	0	0	0	0
2007	5	0	15	5	94	119	169
2006	81	0	0	0	356	437	585
2005	8	46	64	11	80	209	276
2004 & Prior	2	30	48	60	281	421	509

Total all other portfolios	96	76	127	76	811	1,186	1,539

Total collateralized by sub-prime mortgages	98	80	130	96	1,097	1,501	2,090
Other asset-backed securities:
Collateralized by credit cards	442	0	36	189	2	669	649
Collateralized by auto loans	739	0	0	0	0	739	397
Externally-managed investments in the European market	0	0	0	233	0	233	243
Collateralized by education loans	196	278	0	0	0	474	196
Other asset-backed securities(2)	268	206	55	2	25	556	354

Total asset-backed securities(3)	$1,743	$564	$221	$520	$1,124	$4,172	$3,929

(1)	Our enhanced short-term portfolio is used primarily to invest cash proceeds of securities lending and repurchase activities, and cash generated from certain trading and operating activities. The investment policy statement of this portfolio requires that securities purchased for this portfolio have a remaining expected average life of 2 years or less when acquired.
(2)	As of December 31, 2011, includes collateralized debt obligations with fair value of $50 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, timeshares, manufacturing and aircraft.
(3)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.757 billion as of December 31, 2010 to $2.290 billion as of December 31, 2011, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $789 million as of December 31, 2011 and $673 million as of December 31, 2010. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of December 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2011, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 43% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.290 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2011, were $545 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,339	97.0%	$1,664	88.5%
Collateralized mortgage obligations(2)(3)	230	3.0	216	11.5

Total residential mortgage-backed securities	$7,569	100.0%	$1,880	100.0%

Portion rated AAA(4)	$1,890	25.0%	$0	0.0%
Portion rated AA(4)	$5,599	74.0%	$1,664	88.5%

	December 31, 2010
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,442	99.2%	$2,055	88.9%
Collateralized mortgage obligations(2)(3)	62	0.8	256	11.1

Total residential mortgage-backed securities	$7,504	100.0%	$2,311	100.0%

Portion rated AAA(4)	$7,413	98.8%	$2,074	89.7%
Portion rated AA(4)	$43	0.6%	$44	1.9%

(1)	As of December 31, 2011, of these securities, for the Financial Services Businesses, $5.408 billion are supported by U.S. government and $1.931 billion are supported by foreign governments. As of December 31, 2010, of these securities, for the Financial Services Businesses, $5.954 billion were supported by the U.S. government and $1.488 billion were supported by foreign governments. For the Closed Block Business all of these securities are supported by the U.S. government as of December 31, 2011 and 2010.
(2)	Includes alternative residential mortgage loans of $38 million and $46 million in the Financial Services Businesses, and $93 million and $108 million in the Closed Block Business, for 2011 and 2010, respectively.
(3)

As of December 31, 2011, of these collateralized mortgage obligations, for the Financial Services Businesses, 68% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 25% have below investment grade ratings, and as of December 31, 2010, 38% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 55% have below investment grade ratings. As of

December 31, 2011, for the Closed Block Business, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings, and as of December 31, 2010, 39% have A credit ratings or above, 35% have BBB credit ratings, and 26% have below investment grade ratings.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2010
	(in millions)

2011	$0	$5	$0	$0	$0	$5	$0
2010	0	99	0	0	0	99	89
2009	0	117	0	0	0	117	117
2008	170	0	3	17	7	197	263
2007	1,798	34	49	0	6	1,887	1,970
2006	2,582	310	63	0	0	2,955	3,307
2005	1,660	90	54	0	0	1,804	1,643
2004 & Prior	842	175	85	20	11	1,133	753

Total commercial mortgage-backed securities(2)(3)(4)	$7,052	$830	$254	$37	$24	$8,197	$8,142

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available-for-sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of December 31, 2011 are downgraded super senior securities with amortized cost of $408 million in AA and $144 million in A.
(4)	Included in the table above as of December 31, 2011 are agency commercial mortgage-backed securities with amortized cost of $256 million all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
	(in millions)
2011	$0	$5	$0	$0	$0	$5	$0
2010	0	108	0	0	0	108	90
2009	0	128	0	0	0	128	118
2008	180	0	4	16	6	206	262
2007	1,852	38	46	0	22	1,958	2,070
2006	2,804	341	69	0	0	3,214	3,567
2005	1,799	80	51	0	0	1,930	1,785
2004 & Prior	844	167	80	17	9	1,117	779

Total commercial mortgage-backed securities(2)	$7,479	$867	$250	$33	$37	$8,666	$8,671

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are available-for-sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.

Included in the table above are commercial mortgage-backed securities collateralized by non-U.S. properties all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations with an amortized cost of $13 million in AAA, $4 million in A, $17 million in BBB and $13 million in BB and below as of December 31, 2011, and $12 million in AAA, $3 million in A, $18 million in BBB and $104 million in BB and below as of December 31, 2010.

Included in the table above are commercial mortgage-backed securities collateralized by U.S. properties all related to commercial mortgage-backed securities held by the acquired Edison business with an amortized cost of $441 million in AAA, $184 million in AA, $122 million in A and $5 million in BBB as of December 31, 2011.

The weighted average estimated subordination percentage of our commercial mortgage-backed securities attributable to the Financial Services Businesses was 32% as of December 31, 2011. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The weighted average estimated subordination percentage includes an adjustment for that portion of the capital structure, which has been effectively defeased by U.S. Treasury securities. As of December 31, 2011, based on amortized cost, approximately 95% of the commercial mortgage-backed securities attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 76% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities collateralized by U.S. and Non-U.S. properties, attributable to the Financial Services Businesses based on amortized cost as of December 31, 2011, by rating and vintage.

U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
2011			17%
2010
2009
2008	31%
2007	30%		31%
2006	33%	34%	32%
2005	33%	16%	26%
2004 & Prior	31%	26%	31%	19%	27%

Non- U.S. Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Financial Services Businesses

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)(2)
	AAA	AA	A	BBB	BB and below
2011
2010
2009
2008			42%	32%	57%
2007					22%
2006	65%
2005					11%
2004 & Prior

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excludes agency commercial mortgage-backed securities.

The super senior structure was introduced to the U.S. commercial mortgage-backed securities market in late 2004 and was modified in early 2005 to increase subordination from 20% to 30%. With the changes to the commercial mortgage-backed securities structure in 2005, there became three distinct AAA classes for commercial mortgage-backed securities with fixed-rate terms, (1) super senior AAA with 30% subordination, (2) mezzanine AAA with 20% subordination and (3) junior AAA with approximately 14% subordination. The super senior class has priority over the mezzanine and junior classes to all principal cash flows (repayments, prepayments and recoveries on defaulted loans). As a result, all super senior bonds must be completely repaid before the mezzanine or junior bonds receive any principal cash flows. In addition, the super senior bonds will not experience any loss of principal until both the entire mezzanine and junior bonds are written-down to zero. We believe the importance of this additional credit enhancement afforded to the super senior class over the mezzanine and junior classes is limited in a benign commercial real estate cycle with low defaults but becomes more significant in a deep commercial real estate downturn under which expected losses increase substantially.

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

Vintage	December 31, 2011
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
				(in millions)
2010	$0	$0	$0	$0	$0	$0	$0	$0
2009	0	0	0	0	0	0	0	0
2008	169	0	0	0	0	0	0	169
2007	1,798	0	0	0	0	0	0	1,798
2006	1,391	1,178	0	0	0	1	12	2,582
2005	553	1,082	0	16	0	5	5	1,661
2004 & Prior	30	157	0	63	410	179	3	842

Total	$3,941	$2,417	$0	$79	$410	$185	$20	$7,052

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2010
	(in millions)
2011	$53	$0	$0	$0	$0	$53	$0
2010	0	5	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	3	0	0	0	0	3	9
2007	799	0	28	0	4	831	705
2006	852	70	11	0	0	933	873
2005	1,282	0	25	0	0	1,307	1,219
2004 & Prior	368	34	16	6	3	427	804

Total commercial mortgage-backed securities(2)(3)	$3,357	$109	$80	$6	$7	$3,559	$3,615

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of December 31, 2011 are downgraded super senior securities with amortized cost of $73 million in AA and $64 million in A.
(3)	Included in the table above as of December 31, 2011 are agency commercial mortgage-backed securities with amortized cost of $5 million all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

Vintage	December 31, 2011
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2010
	(in millions)
2011	$57	$0	$0	$0	$0	$57	$0
2010	0	5	0	0	0	5	5
2009	0	0	0	0	0	0	0
2008	4	0	0	0	0	4	10
2007	818	0	29	0	13	860	731
2006	896	78	12	0	0	986	923
2005	1,338	0	27	0	0	1,365	1,277
2004 & Prior	379	34	16	6	3	438	833

Total commercial mortgage-backed securities	$3,492	$117	$84	$6	$16	$3,715	$3,779

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2011, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.

The weighted average estimated subordination percentage of commercial mortgage-backed securities attributable to the Closed Block Business was 32% as of December 31, 2011. See above for a definition of this percentage. As of December 31, 2011, based on amortized cost, approximately 96% of the commercial mortgage-backed securities attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 73% have estimated credit subordination percentages of 30% or more. The following tables set forth the weighted average estimated subordination percentage, adjusted for that portion of the capital structure which has been effectively defeased by U.S. Treasury securities, of our commercial mortgage-backed securities attributable to the Closed Block Business based on amortized cost as of December 31, 2011, by rating and vintage.

Commercial Mortgage-Backed Securities—Subordination Percentages by Rating and Vintage—Closed Block Business

Vintage	December 31, 2011
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below
2011	20%
2010
2009
2008	31%
2007	30%		30%		7%
2006	32%	34%	33%
2005	33%		32%
2004 & Prior	35%	34%	61%	71%	69%

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

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

Vintage	December 31, 2011
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2011	$12	$0	$0	$0	$41	$0	$0	$53
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	3	0	0	0	0	0	0	3
2007	799	0	0	0	0	0	0	799
2006	617	225	0	0	0	0	10	852
2005	824	458	0	0	0	0	0	1,282
2004 & Prior	40	11	0	0	255	62	0	368

Total	$2,295	$694	$0	$0	$296	$62	$10	$3,357

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. However, in the fourth quarter of 2009 the NAIC adopted rules which changed the methodology for determining the NAIC Designations for non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages. Under these rules, rather than being based on the rating of a third party rating agency, as of December 31, 2009 the NAIC Designations for such securities are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. The modeled results used in determining NAIC Designations as of December 31, 2009 were updated and utilized for reporting as of December 31, 2010. In the fourth quarter of 2010, the NAIC adopted rules which changed the methodology for determining the NAIC Designations for commercial mortgage-backed securities, similar to what was done in the fourth quarter of 2009 for residential mortgage-backed securities. Both methodologies remained unchanged and were utilized for December 31, 2011.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $9.3 billion, or 5%, of the total fixed maturities as of December 31, 2011 and $8.7 billion, or 6%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 30% and 27% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.9 billion, or 5%, of the total fixed maturities, and includes securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $4.4 billion, or 10%, of the total fixed maturities as of December 31, 2011 and $5.6 billion, or 13%, of the total fixed maturities as of December 31, 2010. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 51% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2011, and 44% as of December 31, 2010. As of December 31, 2011, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $5.5 billion, or 13%, of the total fixed maturities, and includes securities considered high or highest quality by the NAIC based on the new rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$151,700	$11,143	$1,756	$161,087	$105,068	$6,278	$1,240	$110,106
2	17,017	1,298	797	17,518	14,129	892	585	14,436

Subtotal High or Highest Quality Securities	168,717	12,441	2,553	178,605	119,197	7,170	1,825	124,542
3	3,446	66	574	2,938	2,753	100	208	2,645
4	1,328	34	296	1,066	1,067	24	206	885
5	443	6	174	275	630	21	211	440
6	219	15	105	129	271	28	89	210

Subtotal Other Securities(4)	5,436	121	1,149	4,408	4,721	173	714	4,180

Total Public Fixed Maturities	$174,153	$12,562	$3,702	$183,013	$123,918	$7,343	$2,539	$128,722

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2011 and 2010, 10 securities with amortized cost of $2 million (fair value, $12 million) and 17 securities with amortized cost of $11 million (fair value, $20 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $282 million of gross unrealized gains and $97 million gross unrealized losses as of December 31, 2011, compared to $272 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2010 on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of December 31, 2011 includes $185 million in emerging markets securities and $70 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$21,098	$2,424	$381	$23,141	$21,965	$1,075	$551	$22,489
2	4,638	629	134	5,133	4,842	423	88	5,177

Subtotal High or Highest Quality Securities	25,736	3,053	515	28,274	26,807	1,498	639	27,666
3	1,103	59	82	1,080	1,547	73	77	1,543
4	808	14	245	577	1,031	27	201	857
5	369	5	156	218	527	17	176	368
6	66	10	14	62	58	20	13	65

Subtotal Other Securities(2)	2,346	88	497	1,937	3,163	137	467	2,833

Total Public Fixed Maturities	$28,082	$3,141	$1,012	$30,211	$29,970	$1,635	$1,106	$30,499

(1)	Includes, as of December 31, 2011 and 2010, 11 securities with amortized cost of $11 million (fair value, $13 million) and 15 securities with amortized cost of $9 million (fair value, $10 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2011, includes $290 million in securitized bank loans and $182 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,018	$730	$84	$7,664	$6,226	$511	$90	$6,647
2	15,847	1,273	362	16,758	13,264	792	341	13,715

Subtotal High or Highest Quality Securities	22,865	2,003	446	24,422	19,490	1,303	431	20,362
3	2,532	134	43	2,623	2,467	104	63	2,508
4	715	14	20	709	948	26	44	930
5	490	5	42	453	518	21	17	522
6	130	31	3	158	95	29	6	118

Subtotal Other Securities(4)	3,867	184	108	3,943	4,028	180	130	4,078

Total Private Fixed Maturities	$26,732	$2,187	$554	$28,365	$23,518	$1,483	$561	$24,440

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2011 and 2010, 100 securities with amortized cost of $815 million (fair value, $840 million) and 160 securities with amortized cost of $1,776 million (fair value, $1,800 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $63 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2011, compared to $47 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010 on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as December 31, 2011 includes $419 million in securitized bank loans and $244 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,651	$660	$0	$4,311	$3,702	$447	$11	$4,138
2	8,861	1,069	16	9,914	7,386	711	35	8,062

Subtotal High or Highest Quality Securities	12,512	1,729	16	14,225	11,088	1,158	46	12,200
3	1,061	66	10	1,117	1,292	67	21	1,338
4	618	11	16	613	803	12	23	792
5	215	1	18	198	307	6	16	297
6	152	3	3	152	46	7	2	51

Subtotal Other Securities(2)	2,046	81	47	2,080	2,448	92	62	2,478

Total Private Fixed Maturities	$14,558	$1,810	$63	$16,305	$13,536	$1,250	$108	$14,678

(1)	Includes, as of December 31, 2011 and 2010, 56 securities with amortized cost of $926 million (fair value, $968 million) and 103 securities with amortized cost of $1,523 million (fair value, $1,506 million), respectively, that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of December 31, 2011, includes $290 million in securitized bank loans and $272 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$55,051	$3,850	$1,170	$57,731	$36,486	$2,413	$645	$38,254
2	31,355	2,487	1,072	32,770	25,678	1,598	844	26,432

Subtotal High or Highest Quality Securities	86,406	6,337	2,242	90,501	62,164	4,011	1,489	64,686
3	5,379	185	469	5,095	4,253	150	191	4,212
4	1,469	26	109	1,386	1,483	33	99	1,417
5	585	9	51	543	546	33	22	557
6	176	35	12	199	130	39	11	158

Subtotal Other Securities	7,609	255	641	7,223	6,412	255	323	6,344

Total Corporate Fixed Maturities	$94,015	$6,592	$2,883	$97,724	$68,576	$4,266	$1,812	$71,030

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,528	$1,714	$62	$12,180	$10,064	$951	$65	$10,950
2	12,773	1,631	67	14,337	11,505	1,080	65	12,520

Subtotal High or Highest Quality Securities	23,301	3,345	129	26,517	21,569	2,031	130	23,470
3	1,747	106	21	1,832	2,309	115	31	2,393
4	949	20	41	928	1,320	35	55	1,300
5	297	4	26	275	422	19	22	419
6	207	8	12	203	77	20	4	93

Subtotal Other Securities	3,200	138	100	3,238	4,128	189	112	4,205

Total Corporate Fixed Maturities	$26,501	$3,483	$229	$29,755	$25,697	$2,220	$242	$27,675

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

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of ten years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $6 million and $7 million for the years ended December 31, 2011 and 2010, respectively, and were included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	December 31, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$745	$3	$290	$3
2	25	0	25	0

Subtotal	770	3	315	3
3 through 6	0	0	0	0

Total(1)	$770	$3	$315	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	December 31, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$50	$0	$5	$0
2	0	0	0	0

Subtotal	50	0	5	0
3 through 6	0	0	0	0

Total(1)	$50	$0	$5	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of December 31, 2011 and 2010, the Financial Services Businesses had $1.598 billion and $1.785 billion of outstanding notional amounts, reported at fair value as an asset of $2 million and $2 million, respectively. As of December 31, 2011 and 2010, the Closed Block Business had $381 million and $399 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million and a liability of $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $43 million and $50 million for the years ended December 31, 2011 and 2010, respectively, and was included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,371	$349	$622	$136
Three months or greater but less than six months	1,667	399	751	169
Six months or greater but less than nine months	864	309	1,094	283
Nine months or greater but less than twelve months	745	193	173	52
Greater than twelve months	3,809	1,392	2,503	908

Total	$8,456	$2,642	$5,143	$1,548

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more of $2.642 billion as of December 31, 2011, include

$847 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2011, also includes $80 million of gross unrealized losses on securities with amortized cost of $132 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $23 million was included in the less than three months timeframe, $22 million was included in the three months or greater but less than six months timeframe, $1 million was included in the six months or greater but less than nine months timeframe, and $34 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to foreign currency movements, general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$122	$33	$173	$37
Three months or greater but less than six months	353	90	149	43
Six months or greater but less than nine months	179	55	70	16
Nine months or greater but less than twelve months	122	34	73	22
Greater than twelve months	1,263	605	1,518	559

Total	$2,039	$817	$1,983	$677

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in asset-backed securities as of December 31, 2011 and 2010. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more of $817 million as of December 31, 2011, include $730 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of December 31, 2011, does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. The gross unrealized losses are primarily attributable to general credit spread widening in the structured credit marketplace and liquidity discounts, and we believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At December 31, 2011, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held-to-maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available-for-sale and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held-to-maturity securities and all available-for-sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $431 million and $564 million for the years ended December 31, 2011 and 2010, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the years ended December 31, 2011 and 2010, were $118 million and $209 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $104 million and $168 million for the years ended December 31, 2011 and 2010, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2011 and 2010, were $67 million and $133 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$951	$951	$697	$697
Fixed maturities:
Corporate securities	10,297	11,036	9,581	10,118
Commercial mortgage-backed securities	2,157	2,247	2,352	2,407
Residential mortgage-backed securities	1,786	1,844	1,350	1,363
Asset-backed securities	1,504	1,367	1,158	1,030
Foreign government bonds	644	655	567	569
U.S. government authorities and agencies and obligations of U.S. states	440	470	467	448

Total fixed maturities	16,828	17,619	15,475	15,935
Equity securities	1,050	911	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,829	$19,481	$17,328	$17,771

As a percentage of amortized cost, 75% and 76% of the portfolio was publicly traded as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, 92% and 90%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2011, $1.662 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees all of which have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $91 million secured by “ALT-A” mortgages, represented the remaining $124 million of residential mortgage-backed securities, of which 77% have credit ratings of A or better and 23% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2011		December 31, 2010
Industry(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$3,119	$3,401	$3,084	$3,306
Utilities	1,819	1,996	1,961	2,076
Services	1,959	2,088	1,700	1,783
Finance	1,711	1,720	1,270	1,290
Energy	656	726	704	753
Transportation	565	599	467	495
Retail and Wholesale	452	490	378	398
Other	16	16	17	17

Total Corporate Securities	$10,297	$11,036	$9,581	$10,118

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	120	120	124
2006	0	0	0	1	79	80	101
2005	0	0	0	0	35	35	50
2004 & Prior	1	8	4	11	41	65	71

Total collateralized by sub-prime mortgages	1	8	4	12	275	300	346
Other asset-backed securities:
Collateralized by auto loans	274	0	0	18	0	292	36
Collateralized by credit cards	400	0	0	49	0	449	443
Other asset-backed securities	267	145	21	19	11	463	333

Total asset-backed securities	$942	$153	$25	$98	$286	$1,504	$1,158

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
Collateralized by sub-prime mortgages:
2011—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	42	42	56
2006	0	0	0	1	45	46	65
2005	0	0	0	0	25	25	36
2004 & Prior	1	7	3	8	25	44	51

Total collateralized by sub-prime mortgages(1)	1	7	3	9	137	157	208
Other asset-backed securities:
Collateralized by auto loans	274	0	0	19	0	293	36
Collateralized by credit cards	412	0	0	49	0	461	460
Other asset-backed securities(2)	268	144	21	14	9	456	326

Total asset-backed securities	$955	$151	$24	$91	$146	$1,367	$1,030

(1)	Included within the $157 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of December 31, 2011 are $0 million of securities collateralized by second-lien exposures at fair value.
(2)	As of December 31, 2011, includes collateralized debt obligations with fair value of $31 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, franchises, education loans, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost
	(in millions)
2011	$16	$10	$0	$0	$0	$26	$0
2010	0	103	0	0	0	103	65
2009	0	4	0	0	0	4	32
2008	30	0	0	0	0	30	30
2007	195	0	0	0	0	195	128
2006	578	53	0	0	0	631	651
2005 & Prior	1,111	7	22	17	11	1,168	1,446

Total commercial mortgage-backed securities(1)	$1,930	$177	$22	$17	$11	$2,157	$2,352

(1)	Included in the table above as of December 31, 2011 are downgraded super senior securities with amortized cost of $53 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	December 31, 2011						Total December 31, 2010
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value
	(in millions)
2011	$17	$11	$0	$0	$0	$28	$0
2010	0	111	0	0	0	111	64
2009	0	5	0	0	0	5	31
2008	31	0	0	0	0	31	31
2007	198	0	0	0	0	198	130
2006	607	55	0	0	0	662	670
2005 & Prior	1,164	7	20	12	9	1,212	1,481

Total commercial mortgage-backed securities	$2,017	$189	$20	$12	$9	$2,247	$2,407

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$8,892	$472	$92	$9,272	$7,836	$313	$93	$8,056
2	2,560	217	15	2,762	2,768	160	44	2,884

Subtotal High or Highest Quality Securities	11,452	689	107	12,034	10,604	473	137	10,940
3	283	11	9	285	329	12	30	311
4	163	2	49	116	178	3	35	146
5	77	1	33	45	77	1	30	48
6	82	0	50	32	67	0	41	26

Subtotal Other Securities	605	14	141	478	651	16	136	531

Total Public Fixed Maturities	$12,057	$703	$248	$12,512	$11,255	$489	$273	$11,471

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	December 31, 2011				December 31, 2010
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$828	$74	$10	$892	$805	$66	$11	$860
2	3,143	262	13	3,392	2,584	187	10	2,761

Subtotal High or Highest Quality Securities	3,971	336	23	4,284	3,389	253	21	3,621
3	588	33	2	619	656	27	6	677
4	123	3	5	121	98	4	5	97
5	76	0	4	72	54	1	4	51
6	13	0	2	11	23	1	6	18

Subtotal Other Securities	800	36	13	823	831	33	21	843

Total Private Fixed Maturities	$4,771	$372	$36	$5,107	$4,220	$286	$42	$4,464

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

	December 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$4	$4	$0	$0	$3	$3	$0	$0
Fixed maturities:
Corporate securities	116	104	110	119	161	150	110	118
Commercial mortgage-backed	155	111	0	0	143	103	0	0
Residential mortgage-backed	186	96	0	0	301	181	0	0
Asset-backed securities	598	551	69	70	636	589	36	37
Foreign government	46	46	0	0	25	25	0	0
U.S. government	4	4	0	0	0	0	0	0

Total fixed maturities	1,105	912	179	189	1,266	1,048	146	155
Equity securities(1)	1,226	1,177	133	128	157	156	1	1
Other	11	11	0	0	12	13	0	0

Total other trading account assets	$2,346	$2,104	$312	$317	$1,438	$1,220	$147	$156

(1)	During 2011, perpetual preferred stocks of $1.3 billion ($1.2 billion Financial Services Businesses, $0.1 billion Closed Block Business) were reclassified from “Equity securities, available-for-sale.” Prior periods were not restated.

As of December 31, 2011, on an amortized cost basis 82% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 9% have BBB and the remaining 9% have BB and below credit ratings. As of December 31, 2011, on an amortized cost basis 75% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 25% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2011 and 2010 we held approximately 10% and 11%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $310 million and $435 million allowance for losses as of December 31, 2011 and 2010, respectively. The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	December 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$21,988	$9,100	$19,796	$8,608
Uncollateralized loans	2,236	0	1,467	0
Residential property loans	1,033	0	891	1
Other collateralized loans	66	0	80	0

Total commercial mortgage and other loans(1)	$25,323	$9,100	$22,234	$8,609

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $63 million and $75 million of collateralized consumer loans and $0 million and $4 million of loans collateralized by aviation assets as of December 31, 2011 and 2010, respectively.

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

	December 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,136	32.5%	$3,118	34.3%	$5,845	29.5%	$2,861	33.2%
South Atlantic	4,568	20.8	1,868	20.5	4,612	23.3	1,739	20.2
Middle Atlantic	3,221	14.6	2,109	23.2	3,122	15.8	1,959	22.8
East North Central	1,579	7.2	336	3.7	1,607	8.1	356	4.1
West South Central	1,858	8.4	688	7.6	1,541	7.8	676	7.9
Mountain	1,181	5.4	356	3.9	1,081	5.5	358	4.2
New England	637	2.9	257	2.8	623	3.1	269	3.1
West North Central	576	2.6	185	2.0	516	2.6	183	2.1
East South Central	307	1.4	152	1.7	317	1.6	156	1.8

Subtotal—U.S.	21,063	95.8	9,069	99.7	19,264	97.3	8,557	99.4
Asia	519	2.4	0	0.0	224	1.1	0	0.0
Other	406	1.8	31	0.3	308	1.6	51	0.6

Total commercial and agricultural mortgage loans .	$21,988	100.0%	$9,100	100.0%	$19,796	100.0%	$8,608	100.0%

	December 31, 2011				December 31, 2010
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial buildings	$5,234	23.8%	$1,804	19.8%	$4,627	23.4%	$1,910	22.2%
Retail stores	4,988	22.7	2,207	24.2	4,276	21.6	1,938	22.5
Office buildings	4,043	18.4	2,216	24.4	3,676	18.5	1,900	22.1
Apartments/Multi-family	3,263	14.8	1,254	13.8	3,004	15.2	1,321	15.3
Other	2,079	9.5	517	5.7	1,882	9.5	452	5.3
Agricultural properties	1,363	6.2	674	7.4	1,205	6.1	680	7.9
Hospitality	1,018	4.6	428	4.7	1,126	5.7	407	4.7

Total commercial and agricultural mortgage loans	$21,988	100.0%	$9,100	100.0%	$19,796	100.0%	$8,608	100.0%

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

As of December 31, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.88 times, and a weighted average loan-to-value ratio of 59%. As of December 31, 2011, approximately 98% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2011, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.90 times, and a weighted average loan-to-value ratio of 55%. As of December 31, 2011, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2011, the weighted average debt service coverage ratio was 2.09 times and the weighted average loan-to-value ratio was 59%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.5 billion of such loans as of December 31, 2011 and $0.6 billion of such loans as of December 31, 2010, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.2 billion of such loans as of December 31, 2011 and 2010. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2011, there are no loan-specific reserves related to these loans attributable to either the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.” The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—49.99%	$3,346	$1,026	$1,039	$854	$272	$80	$6,617
50%—59.99%	1,268	820	1,016	430	120	58	3,712
60%—69.99%	1,918	1,032	1,354	1,407	520	166	6,397
70%—79.99%	481	201	588	1,350	791	137	3,548
80%—89.99%	0	0	115	302	194	351	962
90%—100%	19	19	0	0	40	321	399
Greater than 100%	16	0	17	14	39	267	353

Total commercial and agricultural mortgage loans	$7,048	$3,098	$4,129	$4,357	$1,976	$1,380	$21,988

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	December 31, 2011
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—49.99%	$1,801	$383	$490	$407	$180	$63	$3,324
50%—59.99%	496	199	359	276	133	35	1,498
60%—69.99%	563	388	619	803	186	89	2,648
70%—79.99%	118	10	183	524	466	80	1,381
80%—89.99%	0	0	18	35	26	51	130
90%—100%	0	0	0	0	0	35	35
Greater than 100%	0	0	0	24	7	53	84

Total commercial and agricultural mortgage loans	$2,978	$980	$1,669	$2,069	$998	$406	$9,100

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of December 31, 2011.

	December 31, 2011
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2011	$4,940	22.5%	$1,473	16.2%
2010	3,243	14.7	1,086	11.9
2009	1,507	6.9	491	5.4
2008	2,861	13.0	1,120	12.3
2007	3,496	15.9	1,442	15.9
2006 and prior	5,941	27.0	3,488	38.3

Total commercial and agricultural mortgage loans	$21,988	100.0%	$9,100	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2011.

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2012	$2,297	9.1%	$735	8.1%
Maturing in 2013	2,409	9.5	680	7.5
Maturing in 2014	1,540	6.1	860	9.4
Maturing in 2015	2,386	9.4	878	9.6
Maturing in 2016	2,892	11.4	957	10.5
Maturing in 2017	2,686	10.6	635	7.0
Maturing in 2018	3,117	12.3	1,061	11.7
Maturing in 2019	742	2.9	271	3.0
Maturing in 2020	1,560	6.2	850	9.3
Maturing in 2021	2,149	8.5	1,029	11.3
Maturing in 2022	803	3.2	327	3.6
Maturing in 2023 and beyond	2,742	10.8	817	9.0

Total commercial mortgage and other loans	$25,323	100.0%	$9,100	100.0%

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

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be impaired as a result of our loan review process, and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for an impaired loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability, and loss severity factors by property type. These factors are reviewed and updated as appropriate. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors. The following tables set forth the aging schedule of our general account investments in commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,234	$0	$0	$0	$0	$0	$5,234
Retail	4,983	0	0	0	5	5	4,988
Office	4,022	5	0	0	16	21	4,043
Multi-Family/Apartment	3,217	0	0	0	46	46	3,263
Hospitality	1,018	0	0	0	0	0	1,018
Other	2,029	13	10	0	27	50	2,079

Total commercial mortgage loans	20,503	18	10	0	94	122	20,625

Agricultural property loans	1,331	1	1	0	30	32	1,363
Residential property loans	987	22	6	0	18	46	1,033
Other collateralized loans	66	0	0	0	0	0	66
Uncollateralized loans	2,236	0	0	0	0	0	2,236

Total	$25,123	$41	$17	$0	$142	$200	$25,323

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,802	$0	$2	$0	$0	$2	$1,804
Retail	2,207	0	0	0	0	0	2,207
Office	2,216	0	0	0	0	0	2,216
Multi-Family/Apartment	1,254	0	0	0	0	0	1,254
Hospitality	428	0	0	0	0	0	428
Other	517	0	0	0	0	0	517

Total commercial mortgage loans	8,424	0	2	0	0	2	8,426

Agricultural property loans	674	0	0	0	0	0	674
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,098	$0	$2	$0	$0	$2	$9,100

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$4,627	$0	$0	$0	$0	$0	$4,627
Retail	4,213	58	0	0	5	63	4,276
Office	3,655	21	0	0	0	21	3,676
Multi-Family/Apartment	3,003	0	0	0	1	1	3,004
Hospitality	1,029	11	10	0	76	97	1,126
Other	1,829	17	0	0	36	53	1,882

Total commercial mortgage loans	18,356	107	10	0	118	235	18,591

Agricultural property loans	1,174	1	0	0	30	31	1,205
Residential property loans	847	20	3	0	21	44	891
Other collateralized loans	78	0	0	0	2	2	80
Uncollateralized loans	1,467	0	0	0	0	0	1,467

Total	$21,922	$128	$13	$0	$171	$312	$22,234

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,910	$0	$0	$0	$0	$0	$1,910
Retail	1,934	4	0	0	0	4	1,938
Office	1,900	0	0	0	0	0	1,900
Multi-Family/Apartment	1,321	0	0	0	0	0	1,321
Hospitality	399	0	0	0	8	8	407
Other	436	0	0	0	16	16	452

Total commercial mortgage loans	7,900	4	0	0	24	28	7,928

Agricultural property loans	680	0	0	0	0	0	680
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$8,581	$4	$0	$0	$24	$28	$8,609

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$333	$102	$410	$124
Addition to/(release of) allowance for losses	(71)	(42)	(78)	(22)
Charge-offs, net of recoveries	(15)	0	(1)	0
Change in foreign exchange	3	0	2	0

Allowance, end of period	$250	$60	$333	$102

As of December 31, 2011, the $250 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $91 million related to loan specific reserves and $159 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $333 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $143 million related to loan specific reserves and $190 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of December 31, 2011, the $60 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $2 million related to loan specific reserves and $58 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2010, the $102 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $17 million related to loan specific reserves and $85 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	December 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in millions)
Public Equity
Perpetual preferred stocks(1)	$0	$0	$0	$0	$249	$19	$14	$254
Non-redeemable preferred stocks	1	1	0	2	9	4	0	13
Mutual fund common stocks(2)	1,708	428	2	2,134	1,592	462	0	2,054
Other common stocks	2,400	75	272	2,203	1,267	112	44	1,335

Total public equity	4,109	504	274	4,339	3,117	597	58	3,656

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	449	15	16	448
Non-redeemable preferred stocks	18	0	1	17	15	0	5	10
Common stock	28	17	0	45	12	10	1	21

Total private equity(3)	46	17	1	62	476	25	22	479

Total equity	$4,155	$521	$275	$4,401	$3,593	$622	$80	$4,135

(1)	During 2011, perpetual preferred stocks of $1.2 billion were reclassified to “Other trading account assets.” Prior periods were not restated.
(2)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(3)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	December 31, 2011				December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Perpetual preferred stocks(1)	$0	$0	$0	$0	$133	$11	$4	$140
Non-redeemable preferred stocks	2	0	0	2	0	0	0	0
Common stock	2,746	538	173	3,111	2,725	759	37	3,447

Total public equity	2,748	538	173	3,113	2,858	770	41	3,587

Private Equity
Perpetual preferred stocks(1)	0	0	0	0	0	0	0	0
Non-redeemable preferred stocks	9	0	0	9	6	0	0	6
Common stock	0	0	0	0	0	0	0	0

Total private equity	9	0	0	9	6	0	0	6

Total equity	$2,757	$538	$173	$3,122	$2,864	$770	$41	$3,593

(1)	During 2011, perpetual preferred stocks of $0.1 billion were reclassified to “Other trading account assets.” Prior periods were not restated.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$508	$31	$108	$2
Three months or greater but less than six months	551	54	226	13
Six months or greater but less than nine months	191	24	269	19
Nine months or greater but less than twelve months	193	35	20	3
Greater than twelve months(2)	0	0	302	18

Total	$1,443	$144	$925	$55

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of December 31, 2010. During 2011, perpetual preferred stocks were reclassified to “Other trading account assets.” Prior periods were not restated.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$243	$63	$13	$4
Three months or greater but less than six months	172	60	24	8
Six months or greater but less than nine months	20	8	2	1
Nine months or greater but less than twelve months	0	0	1	1
Greater than twelve months(2)	0	0	24	11

Total	$435	$131	$64	$25

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.
(2)	Includes only perpetual preferred stocks as of December 31, 2010. During 2011, perpetual preferred stocks were reclassified to “Other trading account assets.” Prior periods were not restated.

The gross unrealized losses as of December 31, 2011, were primarily concentrated in the other, manufacturing, and finance sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the finance and public utilities sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $131 million as of December 31, 2011, also include $3 million of gross unrealized losses on securities with amortized cost of $5 million where the estimated fair value had declined and remained below cost by 50% or more. The gross unrealized losses of $3 million were included in the less than three months timeframe. Included in the December 31, 2010 amounts above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$377	$23	$253	$10
Three months or greater but less than six months	287	28	76	4
Six months or greater but less than nine months	151	14	107	9
Nine months or greater but less than twelve months	18	3	56	4
Greater than twelve months(2)	0	0	32	4

Total	$833	$68	$524	$31

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

(2)	Includes only perpetual preferred stocks as of December 31, 2010. During 2011, perpetual preferred stocks were reclassified to “Other trading account assets.” Prior periods were not restated.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	December 31, 2011		December 31, 2010
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$164	$43	$12	$3
Three months or greater but less than six months	166	59	11	3
Six months or greater but less than nine months	8	3	10	4
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$338	$105	$33	$10

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of December 31, 2011, were primarily concentrated in the manufacturing and finance sectors compared to December 31, 2010, where the gross unrealized losses were primarily concentrated in the services, manufacturing, and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $105 million as of December 31, 2011 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. Perpetual preferred securities have characteristics of both debt and equity securities. Since we apply to these securities an impairment model similar to our fixed maturity securities, we have not recognized an other-than-temporary impairment on certain of these perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

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

Impairments of equity securities attributable to the Financial Services Businesses were $94 million and $78 million for the years ended December 31, 2011 and 2010, respectively. Impairments of equity securities attributable to the Closed Block Business were $18 million and $34 million for years ended December 31, 2011 and 2010, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2011		December 31, 2010
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$360	$413	$163	$361
Non-real estate-related	1,733	1,284	1,070	1,162
Real estate held through direct ownership(1)	1,956	10	1,141	1
Other(2)	432	283	614	58

Total other long-term investments	$4,481	$1,990	$2,988	$1,582

(1)	Primarily includes investment in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$2,026	$2,046
Private, available-for-sale, at fair value	82	75
Other trading account assets, at fair value	3,124	2,849
Equity securities, available-for-sale, at fair value	12	13
Commercial mortgage and other loans, at book value(1)	1,318	1,423
Other long-term investments	1,349	1,601
Short-term investments	2,984	435

Total investments	$10,895	$8,442

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The table above includes the invested assets of our trading, banking, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
Industry(1)	AAA	AA	A	BBB	BB and below
	(in millions)
Residential Mortgage-Backed	$10	$979	$0	$6	$10	$1,005	$1,048
Asset-Backed Securities	214	42	1	17	31	305	315
Commercial Mortgage-Backed	123	48	0	15	6	192	197
Corporate Securities	28	53	219	140	0	440	474
U.S. Government	0	63	0	0	0	63	72
State & Municipal	0	0	1	0	0	1	1
Foreign Government	1	0	0	0	0	1	1

Total	$376	$1,185	$221	$178	$47	$2,007	$2,108

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The table above includes the invested assets of our trading, banking, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Other Trading Account Assets

Other trading account assets primarily include trading positions held by our derivatives trading operations used in a non-dealer capacity. The positions maintained by our derivatives trading operations are used to manage interest rate, currency, credit and equity exposures in our insurance, investment and international businesses, and treasury operations.

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of December 31, 2011, all of which have AAA credit ratings. An additional $31 million of asset-backed securities held outside the general account as of December 31, 2011 are classified as other trading account assets, and all have AAA credit ratings.

Commercial Mortgage and Other Loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. Through the third quarter of 2008, we had originated shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. Due to unfavorable market conditions experienced at that time and the inherent risk of these loans, we suspended the origination of interim loans. Our interim loans are generally paid off through refinancing or the sale by the borrower of the underlying collateral. These loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2011 and December 31, 2010, the interim loans had an unpaid principal balance of $0.6 billion and $1.3 billion, respectively, and an allowance for losses or credit related market value losses totaling $44 million and $168 million, respectively. The weighted average loan-to-value ratio was 93% as of December 31, 2011 and 108% as of December 31, 2010, indicating that, in aggregate, the loan amount was reduced to below the collateral value during the year, and the weighted average debt service coverage ratio was 1.52 times as of December 31, 2011 and 1.24 times as of December 31, 2010. A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. As of December 31, 2011, we also hold $44 million of commercial real estate held for sale related to foreclosed interim loans, which is reported in “Other long-term investments.” The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

Other Long-Term Investments

Other long-term investments primarily include strategic investments made as part of our asset management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our asset management operations we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds.

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

Similar to our planning and management process for liquidity, we ensure the availability of adequate capital under reasonably foreseeable stress scenarios using our “Capital Protection Framework.” We use our Capital Protection Framework to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

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

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities

On February 1, 2011, we completed the acquisition from American International Group, Inc., or AIG, of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and certain other AIG subsidiaries. The total purchase price was approximately $4,709 million, comprising $4,213 million in cash and $496 million in the assumption of third-party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. To partially fund the acquisition purchase price, in November 2010, Prudential Financial completed a public offering and sale of 18,348,624 shares of Common Stock and $1.0 billion of medium-term notes, resulting in aggregate proceeds of approximately $2.0 billion. The remainder of the purchase price was funded with approximately $2.2 billion of cash and short-term investments.

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

In the ordinary course of business, Prudential Financial provided guarantees of the obligations of the Global Commodities Business under commodity, financial and foreign exchange futures, swap and forward contracts. As of December 31, 2011, our exposure under these guarantees was approximately $99 million. We have agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify us for any amounts payable under the guarantees and, under certain conditions, to provide collateral for such obligation. In addition, to maintain continuity of funding for the Global Commodities Business, we provided a line of credit to certain of the transferred Global Commodities subsidiaries for a period of 90 days following the closing in an amount of up to $1 billion. This line of credit was paid off and terminated on September 16, 2011. In February 2012, we provided a $100 million unsecured loan to Jefferies for up to one year to provide funding for a temporary regulatory requirement relating to a transferred Global Commodities subsidiary.

Sale of Prudential Real Estate and Relocation Services to Brookfield Asset Management, Inc.

On December 6, 2011, we sold our real estate brokerage franchise and relocation services business to Brookfield Asset Management, Inc., and received cash proceeds, before transaction related expenses, of $108 million. Of the total sale proceeds, $91 million was received by Prudential Financial and the remaining proceeds were received by a related financing subsidiary that the Company continues to own. This financing subsidiary continues to hold debt and equity investments in a limited number of real estate brokerage franchises. In connection with the sale, we agreed to provide certain Brookfield affiliates with transitional financing for the transferred relocation services business pursuant to: a six-month receivables purchase facility of up to $250 million; a six-month credit facility of up to $25 million; and a three-year credit facility of up to $155 million. We expect to fund draws under these credit facilities using cash on hand or proceeds from the alternative sources of liquidity described below. As of December 31, 2011 the amounts drawn under the facilities were $157 million, $15 million and $72 million, respectively.

Liquidity and Capital Resources of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and credit facilities, as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing our debt, operating expenses, capital contributions and obligations to subsidiaries, and the payment of declared shareholder dividends, as well as repurchases of outstanding shares of Common Stock if executed under Board authority.

As of December 31, 2011, Prudential Financial had cash and short-term investments of $4,944 million, a decrease of $1,728 million from December 31, 2010, primarily resulting from funding a portion of the purchase price for the Star and Edison Businesses. Included in the cash and short-term investments of Prudential Financial is $1,407 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Also included are short-term investments of $1,098 million, consisting primarily of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Year Ended December 31, 2011
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,242
Proceeds from the issuance of long-term senior debt, net of repayments	1,157
Repayment of funding agreements from Prudential Insurance	468
Proceeds from stock-based compensation and exercise of stock options	270
Proceeds from sale of real estate and relocation business	91
Net receipts under intercompany loan agreements(2)	34
Proceeds from short-term debt, net of repayments	13

Total sources	5,275

Uses:
Capital transactions to fund Star and Edison acquisition	2,922
Capital contributions to subsidiaries(3)	1,176
Share repurchases	999
Shareholder dividends	704
Net payment under external financing agreement(4)	244
Repayment of retail medium-term notes	154
Payment of income taxes	135
Other, net	669

Total uses	7,003

Net decrease in cash and short-term investments	$1,728

(1)	Includes dividends and/or returns of capital of $1,592 million from Prudential Insurance, $478 million from international insurance and investment subsidiaries, $588 million from Prudential Annuities Life Assurance Corporation, $468 million from asset management subsidiaries and $116 million from other subsidiaries.

(2)	Includes net repayments of $322 million by Prudential Securities Group (previously supporting the global commodities business), $282 million by Prudential Real Estate and Relocation, $169 million by our asset management subsidiaries, and $100 million by Prudential Arizona Reinsurance Term Company (previously funding statutory reserves required under Regulation XXX), partially offset by net borrowings of $336 million by Pruco Life Insurance Company. The remainder represents net borrowings by other subsidiaries as well as net activity in our intercompany liquidity account described above.
(3)	Includes capital contributions of $1,005 million to international insurance and investment subsidiaries, $64 million to Pruco Reinsurance, $62 million to asset management subsidiaries and $45 million to an investment subsidiary.
(4)	Represents payments under the transitional financing arrangements provided in connection with the sale of the real estate brokerage franchise and relocation business.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of December 31, 2011, 19.8 million shares of our common stock were repurchased under this authorization at a total cost of $999.5 million. The timing and amount of any additional share repurchases will be determined by management based on market conditions and other considerations. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

On November 8, 2011, Prudential Financial’s Board of Directors declared an annual dividend for 2011 of $1.45 per share of Common Stock, representing an increase of approximately 26 percent from the 2010 Common Stock dividend. The table below presents declaration, record, and payment dates, as well as per share and aggregate dividend amounts, for the Common Stock dividend for the last five years.

			Dividend Amount
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(in millions, except per share data)
November 8, 2011	November 22, 2011	December 16, 2011	$1.45	$689
November 9, 2010	November 23, 2010	December 17, 2010	$1.15	$564
November 10, 2009	November 24, 2009	December 18, 2009	$0.70	$327
November 11, 2008	November 24, 2008	December 19, 2008	$0.58	$246
November 13, 2007	November 26, 2007	December 21, 2007	$1.15	$521

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension/postretirement benefits), outstanding junior subordinated debt and outstanding capital debt of the Financial Services Businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. As shown in the table below, as of December 31, 2011, the Financial Services Businesses had $42.9 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital was consistent with the “AA” ratings targets of our regulated operating entities as of December 31, 2011.

December 31, 2011
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$31,657
Junior subordinated debt (i.e. hybrid securities)	1,519
Capital debt	9,705

Total capital	$42,881

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Management uses the ratio of capital debt to total capital (as such amounts are reflected in the table above) as a primary measure of the use of financial leverage. As of December 31, 2011, our capital debt to total capital ratio was 25.3%. The terms of our outstanding junior subordinated debt have certain features that result in their treatment as hybrid securities by the rating agencies. As a result, for purposes of calculating the capital debt to total capital ratio, 25% of our outstanding junior subordinated debt is treated as equity and the remaining 75% is treated as capital debt, based on Moody’s current criteria for these types of hybrid securities. As discussed under “—Accounting Policies & Pronouncements—Future Adoption of New Accounting Pronouncements,” the Company adopted amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts effective January 1, 2012, and will apply retrospective method of adoption. We estimate that if the new guidance were adopted as of December 31, 2011, retrospective adoption would reduce total equity by approximately $2.6 billion to $3.0 billion for the Financial Services Businesses and approximately $0.1 billion for the Closed Block Business, resulting in a capital debt to total capital ratio of approximately 27% as of December 31, 2011.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2011 and 2010, Prudential Insurance’s unassigned surplus was $5,070 million and $4,224 million, respectively, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,184 million and $1,499 million, respectively. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2011 was $8,160 million and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2011 was $584 million. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s.

On May 16, 2011, Prudential Insurance paid an ordinary dividend of $527 million and an extraordinary dividend of $704 million to its parent, Prudential Holdings, LLC. From this amount, Prudential Holdings paid dividends to Prudential Financial of $1,073 million in May 2011 and $19 million in December 2011. On November 18, 2011, Prudential Insurance paid an additional extraordinary dividend of $500 million to Prudential Holdings, all of which was ultimately paid to Prudential Financial. Prudential Annuities Life Assurance Corporation paid a $270 million extraordinary dividend on June 30, 2011 and a $318 million ordinary dividend on November 30, 2011, in each case to Prudential Financial. On December 2, 2011, Prudential Retirement Insurance and Annuity Company paid an ordinary dividend of $270 million and an extraordinary dividend of $105 million to its parent, Prudential Insurance.

On September 20, 2011, Prudential of Japan paid a dividend of ¥16 billion, or $208 million, to its parent, Prudential Holdings of Japan, of which $190 million was ultimately paid to Prudential Financial.

As a result of Gibraltar Life’s reorganization in 2001, in addition to regulatory requirements, certain other restrictions precluded Gibraltar Life from paying common stock dividends to Prudential Financial. We anticipate that following the merger of Gibraltar, Star and Edison, the merged entity will be able to pay common stock dividends to Prudential Financial, subject to legal and regulatory restrictions. However, we do not anticipate receiving dividends from the merged entity for several years as it may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. In August 2011, Gibraltar Life repaid ¥24 billion, or $313 million, of subordinated debt held by an intermediate holding company, of which $119 million was used to repay a loan from Prudential Insurance and the remainder was paid to Prudential Financial.

The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint but can be affected by market conditions and other factors.

See “Liquidity and Capital Resources of Our Subsidiaries” below for additional details on the liquidity of our domestic insurance subsidiaries, international insurance subsidiaries and asset management subsidiaries.

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

Commercial Paper Programs

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the NJDOBI.

While we continue to consider commercial paper one of our alternative sources of liquidity due to the low cost and efficient financing it provides, over the past several years we have significantly reduced our reliance on commercial paper to fund our operations, and have developed plans that would enable us to further reduce, or if necessary eliminate, our commercial paper borrowings by accessing other sources of liquidity.

The following table sets forth Prudential Financial’s and Prudential Funding’s outstanding commercial paper borrowings as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Prudential Financial	$296	$283
Prudential Funding	870	874

Total outstanding commercial paper borrowings(1)(2)	$1,166	$1,157

Portion of above borrowings that were due overnight	$545	$309
Weighted average maturity of outstanding commercial paper, in days	21	34

(1)	The daily average commercial paper outstanding under these programs during 2011 and 2010 was $1,368 million and $1,208 million, respectively.
(2)	The weighted average interest rate on borrowings for the years ended December 31, 2011 and 2010 was 0.37 % and 0.42%, respectively, for Prudential Financial and 0.20 % and 0.31%, respectively, for Prudential Funding.

Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

As of December 31, 2011, Prudential Financial and Prudential Funding had unsecured committed lines of credit totaling $3.75 billion. These facilities can be used as backup liquidity for our commercial paper programs or for other general corporate purposes. There were no outstanding borrowings under these facilities as of December 31, 2011 or as of the date of this filing. For a further description of these lines of credit, see “—Credit Facilities.”

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

	December 31, 2011			December 31, 2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,118	$3,100	$6,218	$2,557	$3,328	$5,885
Cash collateral for loaned securities	2,254	719	2,973	1,614	557	2,171
Securities sold but not yet purchased	5	0	5	1	0	1

Total(1)	$5,377	$3,819	$9,196	$4,172	$3,885	$8,057

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,438	$2,012	$5,450	$2,581	$2,446	$5,027
Weighted average maturity, in days(2)	62	72		14	24

(1)	The daily weighted average outstanding during 2011 and 2010 was $4,651 million and $4,678 million, respectively, for the Financial Services Businesses and $4,301 million and $3,969 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

In addition, as of December 31, 2011, our Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $860 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of December 31, 2011, our domestic insurance entities had assets eligible for the securities lending program of $81.4 billion, of which $8.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2011, we believe approximately $28.3 billion of the remaining eligible assets are readily lendable, of which approximately $19.0 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

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

As of December 31, 2011, we had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $0.9 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.6 billion as of December 31, 2011.

As of December 31, 2011, $199 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2012 and the remaining $725 million is in “Long-term debt” and matures in December 2015. As of December 31, 2011, $650 million of these proceeds were used to support the operating needs of our businesses and $274 million were used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock, and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of December 31, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of December 31, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.2 billion.

Liquidity and Capital Resources of Our Subsidiaries

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

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,896	47%	$37,505	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	22,211	27	21,105	26
At market value	2,208	3	1,876	2
At contract value, less surrender charge of 5% or more	2,036	2	2,471	3

Subtotal	65,351	79	62,957	78
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,760	21	17,404	22

Total annuity reserves and deposit liabilities	$83,111	100%	$80,361	100%

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

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2011 and 2010, our domestic insurance operations had liquid assets of $144.8 billion and $138.5 billion, respectively, which includes a portion financed with asset-based financing. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.6 billion and $5.8 billion as of December 31, 2011 and 2010, respectively. As of December 31, 2011, $124.6 billion, or 92.4%, of the fixed maturity investments that are not designated as held-to-maturity within our domestic insurance company general account portfolios were considered high or highest quality based on NAIC or equivalent rating. The remaining $10.3 billion, or 7.6%, of these fixed maturity investments were considered other than high or highest quality based on NAIC or equivalent rating. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2011, the RBC ratio for Prudential Insurance was approximately 490%, which exceeded the minimum levels required by applicable insurance regulations. In addition, all of our other domestic life insurance subsidiaries have RBC ratios that exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefits hedging program, we purchase interest rate derivatives and equity options and futures to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives. In the third quarter of 2010, we revised our hedging strategy as, in a low interest rate environment, we do not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. Our new hedge target is grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. We add a credit spread to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds, which support these living benefits, are invested in assets that contain risk. We also adjust our volatility assumptions to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. We evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing market conditions. The U.S. GAAP/capital markets valuation framework underlying our hedge target assumes that current interest rate levels remain unchanged for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because the hedging decision was based on the overall capital considerations of the Company, the corresponding impact on results is reported within Corporate and Other operations. For the years ended December 31, 2011 and 2010, “Realized investment gains (losses), net, and related adjustments” within Corporate and Other operations includes a pre-tax loss of $1,662 million and a pre-tax gain of $306 million, respectively, resulting from our decision to temporarily hedge to a different target and the decline in interest rates during the year. Through our Capital Protection Framework, we have access to on-balance sheet capital and contingent sources of capital that is available to meet capital needs arising from activities such as the after-tax realized investment losses incurred in 2011 from our living benefits hedging program, including our decision to temporarily hedge to an amount that differs from our hedge target definition. For a full discussion of the results of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

We reinsure variable annuity living benefit guarantees from certain of our life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The variable annuity living benefit hedging program described above is primarily executed within Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, our Arizona domiciled life insurance company, Pruco Life Insurance Company, is able to claim reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by Prudential Annuities Life Assurance Corporation (“PALAC”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), we must continue to collateralize Pruco Re’s obligations under the reinsurance arrangement in order for PALAC and PLNJ to claim reinsurance reserve credit for their business ceded. We satisfy this requirement by depositing assets into statutory reserve credit trusts for Pruco Re. Funding needs for the statutory reserve credit trusts are separate and distinct from the capital needs of the captive reinsurance company. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of the captive reinsurance company provided that they meet eligibility requirements prescribed by the relevant insurance regulators.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. Lower interest rates in 2011 led to an increase in our need to fund the captive reinsurance trusts by an amount of $569 million for the year ended December 31, 2011, primarily relating to business sold by PALAC and PLNJ. We satisfied the overall increase in funding requirements in 2011 with available cash and by re-hypothecating assets into the trust that were otherwise pledged by our affiliates under hedging positions related to our living benefit features.

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

In connection with the new Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under the letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under the letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth of at least $19.0 billion, based on U.S. GAAP stockholders’ equity, excluding “Accumulated other comprehensive income (loss).”

International Insurance and Investments Subsidiaries

On February 1, 2011, we completed our acquisition of the Star and Edison Businesses. Gibraltar Life and Prudential of Japan each contributed $400 million to payment of the acquisition purchase price, with the remaining funding provided by Prudential Financial and other subsidiaries. Although these contributions reduced local solvency margin ratios in Gibraltar and Prudential of Japan, the solvency margins for these companies remain in excess of our targets. The contributions did not materially impact Gibraltar Life’s or Prudential of Japan’s liquidity as their investment portfolios were positioned to provide the funding.

Star and Edison solvency margin ratios at acquisition were in excess of our solvency margin targets and will continue to be managed to capitalization levels consistent with our “AA” ratings targets. We believe the liquidity profiles of Star and Edison are sufficient to meet their obligations, including under reasonably foreseeable stress scenarios. Since completing the acquisition, we have further enhanced the capital profile of Star and Edison by repositioning their asset portfolios to reduce risk and establish an asset profile similar to Gibraltar’s. We substantially completed this repositioning by year-end 2011.

Effective January 1, 2012, the Star and Edison entities merged with Gibraltar Life. We believe the solvency margin ratio of the merged entity will continue to be in excess of our solvency margin targets.

In our international insurance operations, liquidity is provided through operating cash flows from ongoing operations as well as portfolios of liquid assets. In managing the liquidity and the interest rate and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios. We also consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

The following table sets forth our international insurance subsidiaries portfolio of liquid assets, including cash and short-term investments, and fixed maturity investments, other than those designated as held-to-maturity, by NAIC or equivalent rating as of the dates indicated.

	December 31, 2011
	Prudential of Japan	Gibraltar Life	Star and Edison Businesses	All Other(1)	Total	December 31, 2010
	(in billions)
Cash and short-term investments	$1.1	$2.4	$1.7	$0.2	$5.4	$2.7
Fixed maturity investments:
High or highest quality(2)	28.8	43.3	39.5	8.4	120.0	68.2
Other than high or highest quality	0.3	0.8	0.8	0.1	2.0	1.0

Subtotal	29.1	44.1	40.3	8.5	122.0	69.2

Total	$30.2	$46.5	$42.0	$8.7	$127.4	$71.9

(1)	Represents our international insurance operations, excluding Japan.
(2)	Of the $120 billion of fixed maturity investments that are not designated as held-to-maturity and considered high or highest quality as of December 31, 2011, $77.5 billion, or 65%, were invested in government or government agency bonds.

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the total general account insurance-related liabilities (other than dividends payable to policyholders) of our international insurance subsidiaries, as of the dates indicated.

	December 31,
	2011	2010
	(in billions)
Prudential of Japan(1)	$36.6	$32.2
Gibraltar Life	51.9	42.1
Star and Edison Businesses	44.7	0.0
All other international insurance subsidiaries(2)	8.6	10.1

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$141.8	$84.4

(1)	As of December 31, 2011 and 2010, $4.5 billion and $3.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar-denominated assets.
(2)	Represents our international insurance operations, excluding Japan.

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2011 and 2010. Additionally, we believe that the individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar-denominated investments held on the books of these yen-based entities. A portion of these U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2011, Prudential Financial funded $306 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of December 31, 2011, the market value of the internal hedges was a liability of $1,244 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of December 31, 2011, the $1,244 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years, and would require additional liquidity and capital to fund contributions from Prudential Financial to our subsidiaries. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher capital and liquidity needs to fund the net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge most of the foreign-denominated future income of our foreign subsidiaries and the equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2011, Prudential Financial paid $96 million of net cash flows for international insurance-related external hedge settlements. As of December 31, 2011, the net liability related to external foreign currency hedges was $677 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability. During 2009 and 2010, we terminated our hedges of the U.S. GAAP equity exposure of all of our other foreign operations, excluding our Japan and Taiwan insurance operations, due to a variety of considerations, including a desire to limit the potential for cash settlement outflows that would result from strengthening foreign currencies.

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

On December 2, 2011, we completed the sale of our 50% stake in Afore XXI, a private pension fund manager in Mexico, to Grupo Financiero Banorte SA for $200 million.

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

The principal sources of liquidity for our strategic investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults.

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $150 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of December 31, 2011.

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

At December 31, 2011 and 2010, total outstanding purchase commitments related to such separate account activity were $3.4 billion and $5.3 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last twelve months was primarily driven by the satisfaction of outstanding debt commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of December 31, 2011. Off-balance sheet commitments include capital commitments and commitments with respect to properties that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied conditions to funding of the commitments.

	Contractual Maturity Date
	2012	2013	After 2013	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$380	$17	$0	$397
Recourse limited to assets of separate accounts	525	196	0	721

Total Off-Balance Sheet Commitments	905	213	0	1,118

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	701	0	17	718
Recourse limited to assets of separate accounts	1,337	188	18	1,543

Total On-Balance Sheet Commitments	2,038	188	35	2,261

Total Commitments	$2,943	$401	$35	$3,379

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.8 billion. As of December 31, 2011, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of December 31, 2011, these separate account portfolios had combined gross and net asset values of $28 billion and $17 billion, respectively.

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

As of December 31, 2011 and 2010, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.3 billion and $0.8 billion, respectively.

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

As of December 31, 2011 and 2010, total short- and long-term debt of the Company on a consolidated basis was $27.0 billion and $25.6 billion, respectively, which as shown below, includes $18.6 billion and $17.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$296	$283
Current portion of long-term debt	956	486

Total general obligation short-term debt	1,252	769

General obligation long-term debt:
Senior debt	13,236	12,654
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,545	2,668

Total general obligation long-term debt	17,300	16,841

Total borrowings	$18,552	$17,610

The following table presents, as of December 31, 2011, the contractual maturities of Prudential Financial’s general obligation long-term debt.

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- Term Notes
	(in millions)
2013	$1,581	$0	$165
2014	1,473	0	80
2015	2,148	0	81
2016	750	0	26
2017 and thereafter	7,284	1,519	2,193

Total	$13,236	$1,519	$2,545

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of December 31, 2011 approximately $8.3 billion remained available. On May 12, 2011 Prudential Financial issued $500 million of 3.0% notes due May 2016 and $300 million of 5.625% notes due May 2041 under the Medium-Term Notes, Series D program, proceeds from which were used to fund operating loans to our businesses and for other general corporate purposes. On November 16, 2011, Prudential Financial issued $400 million of 4.5% notes due November 2021 and $325 million of 5.8% notes due November 2041, the majority of the proceeds from which will be used to refinance maturing capital debt. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.24% and 5.21% for the years ended December 31, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of December 31, 2011 approximately $2.9 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal

Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.89% and 5.74% for the years ended December 31, 2011 and 2010, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets improve, we may resume new issuances under the program. As of December 31, 2011, $2.1 billion of the outstanding retail notes were redeemable by the Company at par. The Company may, from time to time, redeem some or all of these retail notes as part of its overall liquidity and capital management.

In 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. In connection with the issuance of both series of notes, Prudential Financial entered into a replacement capital covenant, or RCC, for the benefit of holders of its 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase these junior subordinated notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include, but are not limited to, hybrid capital securities and common stock. See Note 14 to our Consolidated Financial Statements for additional information concerning these junior subordinated notes.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of December 31, 2011, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
Borrowings:
General obligation short-term debt(1)	$2,336	$1,982

General obligation long-term debt:
Senior debt	16,488	15,517
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,142
Other(4)	725	725

Total general obligation long-term debt	22,872	21,903

Total general obligations	25,208	23,885

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	26,958	25,635

Total asset-based financing	9,196	8,057

Total borrowings and asset-based financings	$36,154	$33,692

(1)	As of December 31, 2011 and 2010, includes $199 million and $275 million, respectively, of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(2)	As of both December 31, 2011 and 2010, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million and $942 million, respectively, of fixed rate surplus notes issued by Prudential Insurance.

(3)	As of December 31, 2011, the $4.1 billion of surplus notes outstanding is net of $500 million of assets under set-off arrangements, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of offset exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both December 31, 2011 and 2010, the $1.75 billion of limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $3.2 billion and $3.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2011 and 2010, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both December 31, 2011 and 2010. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $1.3 billion from December 31, 2010 to December 31, 2011, primarily reflecting issuances of medium-term notes and the assumption of Star and Edison debt. In conjunction with the acquisition of Star and Edison, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion has no stated maturity date. At December 31, 2011, the carrying value of this debt was $520 million.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate-related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuities business, real estate franchises, and relocation services. Those borrowings where the holder is entitled to collect only against the assets pledged to the debt as collateral, or where the borrower has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	December 31,
	2011	2010
	(in millions)
General obligations:
Capital debt(1)	$11,224	$8,763
Investment-related	8,897	9,569
Securities business-related	1,518	2,230
Specified other businesses	3,569	3,323

Total general obligations	25,208	23,885
Limited and non-recourse debt(2)	1,750	1,750

Total borrowings	$26,958	$25,635

Short-term debt	$2,336	$1,982
Long-term debt	24,622	23,653

Total borrowings	$26,958	$25,635

Borrowings of Financial Services Businesses	$25,208	$23,885
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$26,958	$25,635

(1)	Includes $1,519 million of total outstanding junior subordinated debt. See “—Prudential Financial” for additional information on our capital debt to total capital ratio, including the equity credit attributed to our outstanding junior subordinated debt.
(2)	As of both December 31, 2011 and 2010, the limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of December 31, 2011, the contractual maturities of the Company’s long-term debt.

Long-term Debt
(in millions)
Calendar Year:
2013	$1,825
2014	2,064
2015	3,159
2016	1,502
2017 and thereafter	16,072

Total	$24,622

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

During 2011, a subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed-rate surplus notes in order to finance reserves required under Regulation XXX. At December 31, 2011, $500 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary issuer received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary issuer in order to reimburse it for investment losses in excess of specified amounts. In addition, during 2011, another subsidiary of Prudential Insurance issued a $1.5 billion surplus note to an affiliate to finance reserves required under Guideline AXXX.

Subsidiaries of Prudential Insurance have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 and 2007 to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of December 31, 2011, there were no collateral postings made under these derivative instruments.

The surplus notes described above are subordinated to policyholder obligations, and the payment of interest and principal on the surplus notes may only be made with prior regulatory approval.

As we continue to underwrite term and universal life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, we believe we have sufficient financing resources in place, including those described above, to meet our financing needs under Regulation XXX through 2012 and under Guideline AXXX through the year 2014, assuming that the volume of new business remains consistent with current sales levels.

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of December 31, 2011 and 2010, the outstanding aggregate principal amount of such notes totaled $3.2 billion and $3.5 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $1.4 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

Credit Facilities

In December 2011, we replaced our previously-existing $3.93 billion of revolving credit facilities, by entering into a new $2 billion five-year credit facility with 19 financial institutions that has Prudential Financial as borrower and a new $1.75 billion three-year credit facility with 23 financial institutions that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of December 31, 2011 or as of the date of this filing.

Each of the new facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on our credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $21.25 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. Under the applicable credit agreements, the required minimum level of consolidated net worth will be reduced automatically in the future by an amount equal to 85 percent of the amount of any reduction, on an after-tax basis, in the total U.S. GAAP equity attributable to the Company’s Financial Services Businesses, resulting from the Company’s expected retrospective application of amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts.

As of December 31, 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2011 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $75 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to our Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.8 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $28 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On December 19, 2011, Fitch affirmed the long-term senior debt rating of Prudential Financial at “BBB+” and the financial strength ratings of our life insurance subsidiaries at “A+.”

On January 4, 2012, Moody’s affirmed the financial strength rating of Gibraltar Life Insurance Company, Ltd at “A2.” At the same time, Moody’s withdrew the “A2” financial strength rating of AIG Edison Life Insurance Company due to its merger with Gibraltar Life Insurance Company, Ltd.

On January 5, 2012, S&P withdrew the financial strength and long-term counterparty ratings of AIG Edison Life Insurance Company due to its merger with Gibraltar Life Insurance Company, Ltd.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2011. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$41,048	$3,616	$6,223	$6,619	$24,590
Operating lease obligations(2)	686	152	257	134	143
Purchase obligations:
Commitments to purchase or fund investments(3)	5,573	4,562	927	47	37
Commercial mortgage loan commitments(4)	2,139	1,565	459	0	115
Other liabilities:
Insurance liabilities(5)	1,136,044	43,690	69,525	72,471	950,358
Other(6)	11,563	10,662	249	51	601

Total	$1,197,053	$64,247	$77,640	$79,322	$975,844

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 23 to the Consolidated Financial Statements. We have no significant capital lease obligations.

(3)	As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $1.159 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $0.397 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity and Capital Resources of Subsidiaries—Asset Management Subsidiaries.”
(4)	As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,136 billion exceeds the corresponding liability amounts of $530 billion included in the Consolidated Financial Statements as of December 31, 2011. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2011.

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

For variable annuities and variable life insurance products, excluding the fixed-rate accounts associated with these products, mutual funds and most separate accounts, we are exposed to the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in investment values. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation restrictions, an automatic rebalancing element and minimum purchase age requirements, in addition to externally-purchased hedging instruments such as interest rate and equity-based derivatives to help to hedge or limit our market risk exposure to the benefit features of certain of our variable annuity contracts. See Note 21 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 11 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with our variable annuity contracts.

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

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance and annuity operations, and “trading” activities conducted primarily in our derivatives trading operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques, which include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints by segment for each insurance entity. In certain markets, primarily outside the U.S., capital market limitations that hinder our ability to acquire assets that closely approximate the duration of some of our liabilities are considered in setting the constraint limits. As of December 31, 2011 and 2010, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. In the aggregate, the carrying value of these assets represented 80% and 78% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2011 and 2010, respectively.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2011 and 2010, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2011
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$279,099	$257,476	$(21,623)
Commercial mortgage and other loans		37,740	36,220	(1,520)
Policy loans		14,858	13,871	(987)
Derivatives:
Swaps	$179,745	5,272	1,676	(3,596)
Futures	6,193	150	63	(87)
Options	15,650	383	103	(280)
Forwards	19,120	(152)	(187)	(35)
Variable annuity and other living benefit feature embedded derivatives(2)		(2,886)	(871)	2,015
Financial liabilities with interest rate risk:
Short-term and long-term debt		(28,174)	(25,951)	2,223
Debt of consolidated variable interest entities(3)		(493)	(493)	0
Investment contracts		(103,184)	(99,641)	3,543
Bank customer liabilities		(1,745)	(1,733)	12

Net estimated potential loss				$(20,335)

	As of December 31, 2010
	Notional	Fair Value	Hypothetical Fair Value After +100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$217,694	$202,279	$(15,415)
Commercial mortgage and other loans		33,129	31,869	(1,260)
Policy loans		12,781	11,978	(803)
Derivatives:
Swaps	$138,442	563	(1,182)	(1,745)
Futures	6,834	0	(43)	(43)
Options	23,277	516	427	(89)
Forwards	11,891	(159)	(167)	(8)
Variable annuity and other living benefit feature embedded derivatives(2)		204	1,388	1,184
Financial liabilities with interest rate risk:
Short-term and long-term debt		(27,093)	(25,049)	2,044
Debt of consolidated variable interest entities(3)		(265)	(265)	0
Investment contracts		(78,757)	(76,258)	2,499
Bank customer liabilities		(1,775)	(1,762)	13

Net estimated potential loss				$(13,623)

(1)	Includes “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The hypothetical change in fair value related to our variable annuity and other living benefit feature embedded derivatives reflects only the gross fair value change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes in fair value.
(3)	Included in “Other liabilities” together with all liabilities of consolidated variable interest entities. See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities.

The tables above do not include approximately $203 billion of insurance reserve and deposit liabilities as of December 31, 2011 and $163 billion as of December 31, 2010 which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts, which are set forth in these tables.

Our net estimated potential loss in fair value as of December 31, 2011 increased $6,712 million from December 31, 2010, primarily reflecting an increase in our fixed maturity securities portfolio in 2011. The increase in our fixed maturity securities portfolio in 2011 was primarily due to the acquisition of the Star and Edison Businesses on February 1, 2011, as well as portfolio growth as a result of reinvestment of net investment income and a net increase in fair value primarily driven by a net decrease in interest rates.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For foreign equities we benchmark against the Tokyo Price Index, or TOPIX, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated investment equity price risk as of December 31, 2011 was $1,007 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $10.067 billion to $9.060 billion. Our estimated investment equity price risk using this methodology as of December 31, 2010 was $922 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.217 billion to $8.295 billion. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder rather than by us.

In addition to equity securities, as indicated above, we hold equity-based derivatives primarily to hedge the equity price risk embedded in the living benefit features in some of our variable annuity products, as well as part of our capital hedging program described further below. As of December 31, 2011, our equity-based derivatives had notional values of $21.749 billion, and were reported at fair value as a $358 million asset, and the living benefit features accounted for as embedded derivatives were reported at fair value as a $2.886 billion liability. As of December 31, 2010, our equity-based derivatives had notional values of $26.004 billion, and were reported at fair value as a $353 million asset, and the living benefits features accounted for as embedded derivatives were reported at fair value as a $204 million asset. Our estimated equity price risk associated with living benefit features accounted for as embedded derivatives, net of the related equity-based derivatives used in our living benefits hedging program, was a $433 million benefit as of December 31, 2011 and a $87 million benefit as of December 31, 2010, estimated based on a hypothetical 10% decline in equity benchmark market levels. The higher sensitivity level as of December 31, 2011 primarily reflects a greater impact from our own risk of non-performance, driven by a higher base of embedded derivative liabilities and widening credit spreads, as this risk does not have an offsetting impact on the hedge assets. See Note 20 to the Consolidated Financial Statements for additional information on the impact of our own risk of non-performance on the valuation of the living benefit features accounted for as embedded derivatives. In addition, beginning in the second quarter of 2010, we have entered into equity index-linked derivative transactions that are designed to mitigate the impact of a severe equity market stress event on statutory capital. The program focuses on tail risk to protect our capital in a cost-effective manner under stress scenarios. We continue to assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors. Our estimated equity price risk associated with these capital hedges was a benefit of $9 million and $3 million as of December 31, 2011 and 2010, respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

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

Our operations in foreign countries create the following three additional sources of foreign currency risk:

•

First, we reflect the operating results of our foreign operations in our financial statements based on the average exchange rates prevailing during the period. We hedge some of these foreign currency operating results as part of our overall risk management strategy. We generally hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations primarily in Japan, Korea and Taiwan.

•

Second, we translate our equity investment in foreign operations into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. For our equity investments in our Japanese and Taiwanese operations, we generally hedge this exposure through a combination of issuing foreign denominated liabilities outside these operations and by holding U.S. dollar-denominated securities in the investment portfolios of these operations.

•

Third, our international insurance operations may hold investments denominated in currencies other than the functional currency of those operations on an unhedged basis in addition to the aforementioned equity hedges resulting from foreign subsidiaries’ investing in U.S. dollar-denominated investments. Most significantly, our Japanese operations hold investments denominated in U.S. dollars and Australian dollars in their investment portfolios in excess of our equity investment in such operations. These investments support product liabilities in the corresponding currencies. For a discussion of our Japanese operations’ investments denominated in U.S. dollars and Australian dollars, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Portfolio Composition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

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

The estimated VaR as of December 31, 2011 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $175 million, representing a hypothetical decline in fair market value of these foreign currency assets from $4.322 billion to $4.147 billion. The estimated VaR as of December 31, 2010 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $133 million, representing a hypothetical decline in fair market value of these foreign currency assets from $3.491 billion to $3.358 billion. The estimated one-month VaR as of December 31, 2011 increased driven by a higher level of exchange rate volatility experience during 2011. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95% confidence level over a one month time horizon, was $137 million during 2011 and $125 million during 2010. The average one-month VaR for 2011 increased in comparison to 2010 due to the higher level of exchange rate volatility experience during 2011. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $135 million as of December 31, 2011 and $134 million as of December 31, 2010. The increased VaR for foreign currency exchange risks primarily reflects an increase in the size of the investment portfolio driven by the acquisition of the Star and Edison Businesses on February 1, 2011, as well as increased volatility in exchange rates for Japanese yen and Korean won.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. Derivatives also include guarantees we provide on investment-only, fee-based stable value products, which are classified as interest rate derivatives. We are also a party to financial instruments that may contain derivative instruments that are embedded in the financial instruments. Additionally, we are exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. We manage credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review. See Note 21 to the Consolidated Financial Statements for a description of our derivative activities and credit risk as of December 31, 2011 and 2010. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts. The notional amount of derivative instruments increased $41 billion in 2011, from $180 billion as of December 31, 2010 to $221 billion as of December 31, 2011, driven by an increase in interest rate derivatives, primarily related to our variable annuity hedging activities, and an increase in investment-only, fee-based stable value products sold in our retirement segment.

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

Trading Activities

Our derivatives trading operations engage in trading in a non-dealer capacity, maintaining trading positions to manage interest rate, currency, credit and equity exposures in our insurance, investment and international businesses, and treasury operations. Our derivative transactions involve both exchange-listed and over-the-counter contracts and are generally short-term in duration. Market risk affects the values of our trading positions through fluctuations in absolute or relative interest rates, foreign currency exchange rates, securities and commodity prices. We seek to use security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. Prior to the sale of our global commodities business on July 1, 2011, our trading activities included those in which we acted as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $0 million as of December 31, 2011 and $1 million as of December 31, 2010. The total average daily VaR for our trading activities considering our exposure to interest rate risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during both 2011 and 2010.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, on January 1, 2009, the Company changed its method of determining and recording other-than-temporary impairment for debt securities.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 24, 2012

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2011 and 2010 (in millions, except share amounts)

	2011	2010
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011-$240,424; 2010-$187,754)(1)	$254,648	$194,983
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2011-$5,354; 2010-$5,477)(1)	5,107	5,226
Trading account assets supporting insurance liabilities, at fair value(1)	19,481	17,771
Other trading account assets, at fair value	5,545	4,225
Equity securities, available-for-sale, at fair value (cost: 2011-$6,922; 2010-$6,469)	7,535	7,741
Commercial mortgage and other loans (includes $603 and $364 measured at fair value under the fair value option at December 31, 2011 and 2010, respectively)(1)	35,431	31,831
Policy loans	11,559	10,667
Other long-term investments (includes $366 and $258 measured at fair value under the fair value option at December 31, 2011 and 2010, respectively)(1)	7,820	6,171
Short-term investments	9,121	5,297

Total investments	356,247	283,912
Cash and cash equivalents(1)	14,251	12,915
Accrued investment income(1)	2,793	2,377
Deferred policy acquisition costs	16,790	16,435
Other assets(1)	16,060	16,439
Separate account assets(1)	218,380	207,776

TOTAL ASSETS	$624,521	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$170,459	$133,874
Policyholders’ account balances	134,552	106,441
Policyholders’ dividends	5,797	3,378
Securities sold under agreements to repurchase	6,218	5,885
Cash collateral for loaned securities	2,973	2,171
Income taxes	8,083	6,353
Short-term debt	2,336	1,982
Long-term debt	24,622	23,653
Other liabilities (includes $282 and $0 measured at fair value under the fair value option at December 31, 2011 and 2010, respectively)(1)	13,290	15,413
Separate account liabilities(1)	218,380	207,776

Total liabilities	586,710	506,926

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,264 and 660,110,810 shares issued at December 31, 2011 and 2010, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively)	0	0
Additional paid-in capital	24,293	24,223
Common Stock held in treasury, at cost (192,072,613 and 176,312,047 shares at December 31, 2011 and 2010, respectively)	(11,920)	(11,173)
Accumulated other comprehensive income (loss)	5,563	2,978
Retained earnings	19,281	16,381

Total Prudential Financial, Inc. equity	37,223	32,415

Noncontrolling interests	588	513

Total equity	37,811	32,928

TOTAL LIABILITIES AND EQUITY	$624,521	$539,854

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009 (in millions, except per share amounts)

	2011	2010	2009
REVENUES
Premiums	$24,338	$18,260	$16,545
Policy charges and fee income	3,924	3,321	2,833
Net investment income	13,124	11,865	11,390
Asset management fees and other income	4,828	3,704	4,509
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,202)	(3,016)	(3,721)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,667	2,284	2,027
Other realized investment gains (losses), net	3,366	1,782	(1,203)

Total realized investment gains (losses), net	2,831	1,050	(2,897)

Total revenues	49,045	38,200	32,380

BENEFITS AND EXPENSES
Policyholders’ benefits	23,614	18,285	16,346
Interest credited to policyholders’ account balances	4,484	4,209	4,484
Dividends to policyholders	2,723	2,189	1,298
Amortization of deferred policy acquisition costs	3,292	1,437	1,494
General and administrative expenses	9,815	7,688	7,234

Total benefits and expenses	43,928	33,808	30,856

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	5,117	4,392	1,524

Income taxes:
Current	447	(368)	(116)
Deferred	1,152	1,671	54

Total income tax expense (benefit)	1,599	1,303	(62)

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,518	3,089	1,586
Equity in earnings of operating joint ventures, net of taxes	185	84	1,523

INCOME FROM CONTINUING OPERATIONS	3,703	3,173	3,109
Income (loss) from discontinued operations, net of taxes	35	33	(19)

NET INCOME	3,738	3,206	3,090
Less: Income (loss) attributable to noncontrolling interests	72	11	(34)

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$3,666	$3,195	$3,124

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.23	$5.75	$7.72
Income (loss) from discontinued operations, net of taxes	0.08	0.07	(0.04)

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$7.31	$5.82	$7.68

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.14	$5.68	$7.67
Income (loss) from discontinued operations, net of taxes	0.08	0.07	(0.04)

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$7.22	$5.75	$7.63

Dividends declared per share of Common Stock	$1.45	$1.15	$0.70

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$55.50	$222.00	$(165.00)
Income from discontinued operations, net of taxes	0.00	0.50	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$55.50	$222.50	$(165.00)

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2011, 2010 and 2009 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$6	$22,001	$10,426	$(11,655)	$(7,343)	$13,435	$351	$13,786
Common Stock issued		1,391				1,391		1,391
Contributions from noncontrolling interests							277	277
Distributions to noncontrolling interests							(31)	(31)
Consolidations/deconsolidations of noncontrolling interests		(63)				(63)	(22)	(85)
Stock-based compensation programs		15	(76)	265		204		204
Dividends declared on Common Stock			(327)			(327)		(327)
Dividends declared on Class B Stock			(19)			(19)		(19)
Impact on Company’s investment in Wachovia Securities due to addition of A.G Edwards business, net of tax (2)		(109)				(109)		(109)
Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes			659		(659)	0		0
Comprehensive income:
Net income			3,124			3,124	(34)	3,090
Other comprehensive income (loss), net of tax					7,559	7,559	(7)	7,552

Total comprehensive income (loss)						10,683	(41)	10,642

Balance, December 31, 2009	6	23,235	13,787	(11,390)	(443)	25,195	534	25,729
Common Stock issued		970				970		970
Contributions from noncontrolling interests							7	7
Distributions to noncontrolling interests							(53)	(53)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		20	(18)	217		219		219
Dividends declared on Common Stock			(564)			(564)		(564)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,195			3,195	11	3,206
Other comprehensive income (loss), net of tax					3,421	3,421	15	3,436

Total comprehensive income (loss)						6,616	26	6,642

Balance, December 31, 2010	6	24,223	16,381	(11,173)	2,978	32,415	513	32,928
Common Stock acquired				(999)		(999)		(999)
Contributions from noncontrolling interests						0	9	9
Distributions to noncontrolling interests						0	(15)	(15)
Consolidations/deconsolidations of noncontrolling interests		0				0	53	53
Stock-based compensation programs		70	(58)	252		264		264
Dividends declared on Common Stock			(689)			(689)		(689)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,666			3,666	72	3,738
Other comprehensive income (loss), net of tax					2,585	2,585	(44)	2,541

Total comprehensive income (loss)						6,251	28	6,279

Balance, December 31, 2011	$6	$24,293	$19,281	$(11,920)	$5,563	$37,223	$588	$37,811

(1)	Class B Stock is not presented as the amounts are immaterial.
(2)	See Note 7.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009 (in millions)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,738	$3,206	$3,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,831)	(1,050)	2,897
Policy charges and fee income	(1,147)	(976)	(1,152)
Interest credited to policyholders’ account balances	4,484	4,209	4,484
Depreciation and amortization	290	(104)	175
(Gains) losses on trading account assets supporting insurance liabilities, net	(235)	(501)	(1,601)
Gain on sale of joint venture in Wachovia Securities	0	0	(2,247)
Change in:
Deferred policy acquisition costs	(605)	(1,654)	(1,277)
Future policy benefits and other insurance liabilities	6,761	4,475	2,524
Other trading account assets	329	(644)	45
Income taxes	(83)	(1,133)	1,101
Other, net	1,676	714	(2,199)

Cash flows from operating activities	12,377	6,542	5,840

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	42,548	28,561	42,221
Fixed maturities, held-to-maturity	455	470	378
Trading account assets supporting insurance liabilities and other trading account assets	22,388	39,150	38,782
Equity securities, available-for-sale	3,742	2,485	2,246
Commercial mortgage and other loans	4,814	4,379	3,767
Policy loans	2,035	1,714	1,688
Other long-term investments	2,120	1,071	1,160
Short-term investments	27,098	20,896	25,905
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(52,045)	(38,213)	(42,911)
Fixed maturities, held-to-maturity	(76)	(199)	(1,122)
Trading account assets supporting insurance liabilities and other trading account assets	(23,684)	(39,744)	(40,085)
Equity securities, available-for-sale	(3,080)	(2,461)	(1,665)
Commercial mortgage and other loans	(6,829)	(4,760)	(2,755)
Policy loans	(1,815)	(1,547)	(1,593)
Other long-term investments	(1,865)	(824)	(1,018)
Short-term investments	(26,962)	(19,922)	(26,876)
Proceeds from sale of joint venture in Wachovia Securities	0	0	4,500
Acquisitions, net of cash acquired.	(2,321)	0	0
Other, net	182	422	(193)

Cash flows from (used in) investing activities	(13,295)	(8,522)	2,429

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	24,336	22,271	23,464
Policyholders’ account withdrawals	(22,564)	(22,176)	(26,187)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,126	(863)	(2,677)
Proceeds from the issuance of Common Stock	0	970	1,391
Cash dividends paid on Common Stock	(685)	(556)	(328)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	104	684	(4,566)
Common Stock acquired	(999)	0	0
Common Stock reissued for exercise of stock options	122	98	64
Proceeds from the issuance of debt (maturities longer than 90 days)	2,266	4,561	5,314
Repayments of debt (maturities longer than 90 days)	(1,739)	(3,738)	(7,130)
Excess tax benefits from share-based payment arrangements	20	12	2
Other, net	131	369	251

Cash flows from (used in) financing activities	2,099	1,613	(10,421)

Effect of foreign exchange rate changes on cash balances	155	118	288
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,336	(249)	(1,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,915	13,164	15,028

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,251	$12,915	$13,164

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$809	$893	$(109)
Interest paid	$1,285	$1,197	$1,181
NON-CASH TRANSACTIONS DURING THE YEAR
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business, net of tax	$0	$0	$(109)
Treasury Stock shares issued for stock-based compensation programs	$77	$74	$100

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, and investment management. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance. The Company’s businesses that are not sufficiently material to warrant separate disclosure and divested businesses, are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 12), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations and the recently acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2011 and 2010 include the assets and liabilities of Gibraltar Life as of November 30, 2011 and 2010, respectively, and for the years ended December 31, 2011, 2010 and 2009, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2011, 2010 and 2009, respectively. The Consolidated Financial Statements as of December 31, 2011, include the assets and liabilities of the Star and Edison Businesses as of November 30, 2011 and the results of operations for the Star and Edison Businesses from February 1, 2011, the acquisition date, through November 30, 2011.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company recognizes the cost resulting from all share-based payments in accordance with the authoritative guidance on accounting for stock based compensation and applies the fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax-law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

“Other trading account assets, at fair value” consist primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions used in a non-broker-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.” Interest and dividend income from these investments is reported in “Net investment income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.”

Equity securities available-for-sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and certain perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for sale which are reported at the lower of cost or fair value; loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses; and loans reported at fair value under the fair value option. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

“Policy loans” are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Asset management fees and other income.” Income and expenses related to these transactions executed within the Company’s global commodities group are reported in “Income from discontinued operations, net of taxes.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

“Other long-term investments” consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting. In certain instances in which the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. Certain of these consolidated joint ventures and limited partnerships relate to investment structures in which the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The Company’s net income from consolidated joint ventures and limited partnerships, including these consolidated feeder funds, is included in the respective revenue and expense line items depending on the activity of the consolidated entity.

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

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments. Short-term investments held in the Company’s former broker-dealer operations were marked-to-market through “Income from discontinued operations, net of taxes.”

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a non-functional currency denominated security in an unrealized loss position due to currency exchange rates approaches maturity.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria or the foreign currency translation loss is not expected to be recovered before maturity, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See below under “Future Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits, anticipated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously mentioned, the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate. The effect of changes to estimated gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

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

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 11 for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Assets and Other Liabilities

Other assets consist primarily of prepaid pension benefit costs, certain restricted assets, trade receivables, value of business acquired, goodwill and other intangible assets, deferred sales inducements, the Company’s investments in operating joint ventures, which include the Company’s indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, reinsurance recoverables, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of trade payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquired traditional life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. The majority of the VOBA balance relates to the business acquired as part of the acquisition of the Star and Edison Businesses in 2011. For acquired traditional life insurance contracts and accident and health products with fixed benefits, future positive cash flows generally include net premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and income benefit provisions. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional life insurance products and accident and health products with fixed benefits, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of VOBA is amortized based on estimated gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in estimated gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised. See Note 8 for additional information regarding VOBA and Note 3 for additional information regarding the VOBA asset related to the acquisition of the Star and Edison Businesses.

As a result of certain acquisitions, including the acquisition of the Star and Edison Businesses, the Company recognizes an asset for goodwill representing the excess of cost over the net fair value of the assets acquired and liabilities assumed. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. A reporting unit is an operating segment or a unit one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The fundamental goodwill impairment analysis is a two-step test that is performed at the reporting unit level. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of a potential impairment and the second step of the test is performed to measure the amount of impairment.

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

In accordance with recently issued accounting guidance, the Company may first perform a qualitative goodwill assessment to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test, as described above, is not necessary. If, however, the Company concludes otherwise, then the Company must perform the first step of the two-step impairment test by comparing the reporting unit’s fair value with its carrying value including goodwill. If the carrying value exceeds fair value, then the Company must perform the second step of the goodwill impairment test to measure the impairment loss, if any. Further details of this recently issued guidance are provided under “Adoption of New Accounting Pronouncements,” below.

See Note 9 for additional information regarding goodwill.

The Company offers various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 11 for additional information regarding sales inducements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected, the components of which are discussed more fully in Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Asset Management Fees and Other Income

“Asset management fees and other income” principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement. Certain performance based incentive fees are also subject to future adjustment based on cumulative fund performance in relation to these specified benchmarks.

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

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of non-broker-dealer related derivatives are recorded in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives were also used in a derivative broker-dealer capacity in the Company’s global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices and prices of securities and commodities. The Company’s global commodities group was sold on July 1, 2011. See Note 3 for further details. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Income from discontinued operations, net of taxes” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss).”

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Adoption of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the application of the goodwill impairment test. The updated guidance allows an entity to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it must perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s early adoption of this guidance, as permitted, effective December 31, 2011, did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 20.

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

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued updated guidance regarding the disclosure of offsetting assets and liabilities. This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In December 2011, the FASB issued updated guidance clarifying the accounting for when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This new guidance is effective for annual reporting periods beginning on or after June 15, 2012, and interim reporting periods within those years, and should be applied prospectively. Early adoption is permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued updated guidance deferring the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. Companies are still required to adopt the other requirements of the updated guidance. This updated guidance, with the exception of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income, is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s consolidated financial position or results of operations.

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

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance effective January 1, 2012 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly upon adoption, “Deferred policy acquisition costs” will be reduced and policy reserves for certain limited payment contracts within “Future policy benefits” will be increased with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of December 31, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $3.8 billion to $4.6 billion, increase “Future policy benefits” by approximately $0.2 billion to $0.3 billion, and reduce “Total equity” by approximately $2.7 billion to $3.1 billion. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, may initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Prudential Financial made a Section 338(g) election under the Internal Revenue Code with respect to the acquisition resulting in the acquired entities being treated for U.S. tax purposes as newly-incorporated companies. Under such election, the U.S. tax basis of the assets acquired and liabilities assumed of the Star and Edison Businesses were adjusted as of February 1, 2011 to reflect the consequences of the Section 338(g) election.

Although the acquisition of the Star and Edison Businesses included the acquisition of multiple entities, the Company views this as a single acquisition and reports it as such in the following disclosures.

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired (“VOBA”)(2)	3,769
Goodwill(2)	173
Other assets(1)(2)	880

Total assets acquired	50,086

Future policy benefits(2)(3)	22,202
Policyholders’ account balances(2)(3)(4)	22,785
Long-term debt	496
Other liabilities(2)	390

Total liabilities assumed	45,873

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Reflects revisions to prior period presentation for correction of treatment of certain acquired policies and refinements to certain data.
(3)	Reflects reclassifications to prior period presentation for correction of classification of certain acquired policies.
(4)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

(in millions)
2012	$413
2013	$360
2014	$313
2015	$270
2016	$238
2017 and thereafter	$1,896

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of February 1, 2011	$3,769
Amortization	(491)
Interest	41
Foreign currency translation	171

Balance as of December 31, 2011	$3,490

Goodwill

As a result of the acquisition of the Star and Edison Businesses, the Company recognized an asset for goodwill representing the excess of the acquisition cost over the net fair value of the assets acquired and liabilities assumed. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $173 million. Based on the Company’s final calculation of the 338(g) election the Company determined that none of the goodwill is tax deductible. In accordance with U.S. GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The test will be performed at the reporting unit level which for this acquisition is the International Insurance segment’s Gibraltar Life and Other operations.

Results of the Star and Edison Businesses since the Acquisition Date

The Star and Edison Businesses use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Due to this one month reporting lag, the Company’s Consolidated Financial Statements as of December 31, 2011 include the results for the Star and Edison Businesses from February 1, 2011 through November 30, 2011. The following table presents selected financial

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

information reflecting results for the Star and Edison Businesses that are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011.

February 1, 2011 through November 30, 2011
Total revenues	$4,874
Income from continuing operations	642

The results of the Star and Edison Businesses in the table above include a pre-tax charge of $27 million for estimated claims and expenses arising from the earthquake and tsunami in Japan on March 11, 2011. The results of the Star and Edison Businesses in the table above do not reflect the impact of transaction and integration costs on the Company’s results. Transaction costs represent costs directly related to effecting the acquisition. Integration costs are costs associated with the integration of the core operations of the Star and Edison Businesses with the Gibraltar Life operations. Both transaction and integration costs are expensed as incurred and are included in “General and administrative expenses.” For the year ended December 31, 2011, the Company incurred $213 million of transaction and integration costs reflected in the International Insurance segment and $8 million of costs related to the acquisition reflected in Corporate and Other operations.

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

	Year Ended December 31,
	2011	2010
	(in millions, except per share amount)
Total revenues	$50,365	$42,596
Income from continuing operations	3,868	3,227
Net income attributable to Prudential Financial, Inc.	3,831	3,248
Earnings per share-Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.58	$5.67
Net income attributable to Prudential Financial, Inc. per share of Common Stock	7.65	5.73
Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$7.48	$5.61
Net income attributable to Prudential Financial, Inc. per share of Common Stock	7.55	5.67
Earnings per share-Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$55.50	$222.00
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	55.50	222.50

Sale of Real Estate Brokerage Franchise and Relocation Services Business

On December 6, 2011, the Company sold its real estate brokerage franchise and relocation services business (“PRERS”) to Brookfield Asset Management, Inc. The Prudential Real Estate Financial Services Company of America Inc. (“PREFSA”), a finance subsidiary of the Company with investments in a limited number of real estate

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

brokerage franchises, was excluded from the transaction. The proceeds from the sale, before transaction related expenses, were $108 million and resulted in a pre-tax gain of $49 million and an after tax gain of $62 million.

Under the sale agreement, the buyer may continue to use the Company’s trademark during a limited transition period and the real estate brokerage franchisees may continue to use the Company’s trademark, based on the terms of their respective franchise agreements. In addition, the Company has agreed to provide certain Brookfield affiliates with transitional financing for the transferred relocation services business. See Note 23 for more information on the transitional financing arrangements.

PRERS does not qualify as a Discontinued Operation due to the continuing involvement through the financing provided to Brookfield and the retained equity in PREFSA. Results related to PRERS are included in Corporate and Other operations as a divested business.

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

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. In January, 2008, the Company acquired the remaining 20 percent. In February 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co., Ltd. and Prudential Asset Management Co., Ltd, which together comprise its Korean asset management operations. This transaction closed on June 1, 2010 and the results of these operations are now reflected in discontinued operations. See below for a further discussion of the sale of these operations.

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2011	2010	2009
	(in millions)
Global commodities business(1)	$16	$30	$28
Korean asset management operations(2)	0	37	17
Real estate investments sold or held for sale(3)	37	7	22
Mexican asset management operations(4)	0	6	12
Other(5)	0	1	2

Income from discontinued operations before income taxes	53	81	81
Income tax expense	18	48	100

Income (loss) from discontinued operations, net of taxes	$35	$33	$(19)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(1)	On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale are Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale and received cash proceeds of $422 million, which includes a final purchase price true-up of $2 million received post closing. Included in the table above for the year ended December 31, 2011, are after-tax losses of $17 million recorded in connection with the sale of these operations, consisting of pre-tax losses of $18 million and income tax benefit of $1 million.
(2)	In the first quarter of 2010, the Company signed a definitive agreement to sell Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprised the Company’s Korean asset management operations. This transaction closed in the second quarter of 2010. Included within the table above for the year ended December 31, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million. Income tax expense reflected above for the year ended December 31, 2009 include net tax expenses associated with the change in repatriation assumption of the earnings in these operations. Included in this net tax expense for the year ended December 31, 2009 is a tax benefit that was related to January 1, 2009 balances that were recorded in Other Comprehensive Income and for which the pre-tax losses were not recorded until 2010.
(3)	Reflects the income or loss from discontinued real estate investments.
(4)	In the second quarter of 2009, the Company entered into an agreement to sell its mutual fund and banking operations in Mexico. This transaction closed in the fourth quarter of 2009. Included within the table above for the years ended December 31, 2010 and 2009 are $6 million and $8 million, respectively of pre-tax gains recorded in connection with the sale of this business.
(5)	Includes the results of the equity sales, trading and research operations of Prudential Equity Group, European retail transaction-oriented stockbrokerage operations and related activities of Prudential Securities Group, Inc. and the Company’s healthcare business.

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $464 million and $7 million, respectively, at December 31, 2011 and $7,105 million and $6,646 million, respectively, at December 31, 2010.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

4.     INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,249	$2,873	$18	$15,104	$0
Obligations of U.S. states and their political subdivisions	2,664	393	2	3,055	0
Foreign government bonds	72,442	4,754	209	76,987	0
Corporate securities	119,800	10,088	3,015	126,873	(22)
Asset-backed securities(1)	12,346	172	1,825	10,693	(1,199)
Commercial mortgage-backed securities	11,519	669	108	12,080	8
Residential mortgage-backed securities(2)	9,404	531	79	9,856	(13)

Total fixed maturities, available-for-sale	$240,424	$19,480	$5,256	$254,648	$(1,226)

Equity securities, available-for-sale(3)	$6,922	$1,061	$448	$7,535

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	During 2011, perpetual preferred stocks of $1.3 billion were reclassified to “Other trading account assets.” Prior periods were not restated.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $223 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,260	$128	$0	$1,388	$0
Corporate securities(1)	1,157	21	98	1,080	0
Asset-backed securities(2)	1,213	62	0	1,275	0
Commercial mortgage-backed securities	428	69	0	497	0
Residential mortgage-backed securities(3)	1,049	65	0	1,114	0

Total fixed maturities, held-to-maturity(1)	$5,107	$345	$98	$5,354	$0

(1)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,930	$663	$295	$11,298	$0
Obligations of U.S. states and their political subdivisions	2,254	43	66	2,231	0
Foreign government bonds	47,414	2,920	95	50,239	0
Corporate securities	93,703	6,503	1,989	98,217	(30)
Asset-backed securities(1)	12,459	214	1,682	10,991	(1,413)
Commercial mortgage-backed securities	11,443	663	69	12,037	1
Residential mortgage-backed securities(2)	9,551	491	72	9,970	(13)

Total fixed maturities, available-for-sale	$187,754	$11,497	$4,268	$194,983	$(1,455)

Equity securities, available-for-sale	$6,469	$1,393	$121	$7,741

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $606 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,199	$84	$0	$1,283	$0
Corporate securities	1,059	12	67	1,004	0
Asset-backed securities(1)	1,179	48	1	1,226	0
Commercial mortgage-backed securities	475	106	0	581	0
Residential mortgage-backed securities(2)	1,314	69	0	1,383	0

Total fixed maturities, held-to-maturity	$5,226	$319	$68	$5,477	$0

(1)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2011, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$8,173	$8,192	$0	$0
Due after one year through five years	47,775	48,372	59	60
Due after five years through ten years	55,112	58,167	422	427
Due after ten years(1)	96,095	107,288	1,936	1,981
Asset-backed securities	12,346	10,693	1,213	1,275
Commercial mortgage-backed securities	11,519	12,080	428	497
Residential mortgage-backed securities	9,404	9,856	1,049	1,114

Total	$240,424	$254,648	$5,107	$5,354

(1)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$24,834	$11,214	$23,390
Proceeds from maturities/repayments	17,660	17,346	18,182
Gross investment gains from sales, prepayments, and maturities	1,100	714	1,025
Gross investment losses from sales and maturities	(335)	(226)	(535)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$378
Proceeds from maturities/repayments	457	470	0
Equity securities, available-for-sale
Proceeds from sales	$3,750	$2,467	$2,264
Gross investment gains from sales	506	364	303
Gross investment losses from sales	(249)	(67)	(176)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(535)	$(732)	$(1,694)
Writedowns for impairments on equity securities	(112)	(112)	(1,002)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31,
	2011	2010
	(in millions)
Balance, beginning of period	$1,493	$1,752
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(379)	(340)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(32)	(336)
Credit loss impairment recognized in the current period on securities not previously impaired	49	154
Additional credit loss impairments recognized in the current period on securities previously impaired	317	228
Increases due to the passage of time on previously recorded credit losses	58	97
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(31)	(62)

Balance, end of period	$1,475	$1,493

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities, at fair value” at December 31:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$951	$951	$697	$697

Fixed maturities:
Corporate securities	10,297	11,036	9,581	10,118
Commercial mortgage-backed securities	2,157	2,247	2,352	2,407
Residential mortgage-backed securities(1)	1,786	1,844	1,350	1,363
Asset-backed securities(2)	1,504	1,367	1,158	1,030
Foreign government bonds	644	655	567	569
U.S. government authorities and agencies and obligations of U.S. states	440	470	467	448

Total fixed maturities	16,828	17,619	15,475	15,935

Equity securities	1,050	911	1,156	1,139

Total trading account assets supporting insurance liabilities	$18,829	$19,481	$17,328	$17,771

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $209 million, $415 million and $1,794 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” at December 31:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$4	$3	$3	$3

Fixed maturities:
Asset-backed securities	698	652	706	661
Residential mortgage-backed securities	186	96	301	181
Corporate securities	557	555	319	318
Commercial mortgage-backed securities	155	110	144	103
U.S. government authorities and agencies and obligations of U.S. states	41	31	212	214
Foreign government bonds	47	47	25	25

Total fixed maturities	1,684	1,491	1,707	1,502
Other	15	19	16	20
Equity securities(1)	1,682	1,621	548	561

Subtotal	$3,385	$3,134	$2,274	$2,086

Derivative instruments		2,411		2,139

Total other trading account assets	$3,385	$5,545	$2,274	$4,225

(1)	During 2011, perpetual preferred stocks of $1.3 billion were reclassified from “Equity securities, available-for-sale.” Additionally, $17 million of gains were reclassified from “Accumulated other comprehensive income (loss)” into “Asset management fees and other income.” Prior periods were not restated.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $63 million, $57 million and $101 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of December 31, 2011 and 2010, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,323	$63,846	$38,647	$40,752
Fixed maturities, held-to-maturity	1,260	1,388	1,199	1,283
Trading account assets supporting insurance liabilities	471	483	418	424
Other trading account assets	40	40	23	24
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$62,094	$65,757	$40,287	$42,483

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$4,678	$5,240	$3,963	$4,238
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	2	2	1	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$4,697	$5,260	$3,981	$4,258

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows at December 31:

	December 31, 2011		December 31, 2010
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office buildings	$6,391	19.8%	$5,803	19.5%
Retail stores	7,309	22.7	6,388	21.4
Apartments/Multi-Family	5,277	16.4	5,140	17.2
Industrial buildings	7,049	21.8	6,576	22.1
Hospitality	1,486	4.6	1,584	5.3
Other	2,707	8.4	2,440	8.2

Total commercial mortgage loans	30,219	93.7	27,931	93.7
Agricultural property loans	2,046	6.3	1,893	6.3

Total commercial mortgage and agricultural loans by property type	32,265	100.0%	29,824	100.0%

Valuation allowance	(313)		(505)

Total net commercial mortgage and agricultural loans by property type	31,952		29,319

Other loans
Uncollateralized loans	2,323		1,468
Residential property loans	1,034		891
Other collateralized loans	176		223

Total other loans	3,533		2,582
Valuation allowance	(54)		(70)

Total net other loans	3,479		2,512

Total commercial mortgage and other loans(1)	$35,431		$31,831

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (27%), New York (11%) and Texas (8%) at December 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	2011(1)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(202)	11	(2)	13	1	(179)
Charge-offs, net of recoveries	(1)	0	0	(15)	(15)	(31)
Change in foreign exchange	0	0	1	0	1	2

Allowance for losses, end of year	$294	$19	$16	$18	$20	$367

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2010(1)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$639	$0	$18	$20	$21	$698
Addition to / (release of) allowance of losses	(125)	8	(2)	1	11	(107)
Charge-offs, net of recoveries	(17)	0	0	(1)	0	(18)
Change in foreign exchange	0	0	1	0	1	2

Allowance for losses, end of year	$497	$8	$17	$20	$33	$575

2009(1)
Total
(in millions)
Allowance for losses, beginning of year	$332
Addition to / (release of) allowance of losses	468
Charge-offs, net of recoveries	(105)
Change in foreign exchange	3

Allowance for losses, end of year	$698

(1)	Valuation allowances for 2011 and 2010 are presented in a format consistent with new disclosure requirements under the updated guidance issued by the FASB in 2011. Valuation allowances for 2009 are provided consistent with the prior presentation.

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, for the years ended December 31:

	2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$120	$11	$0	$18	$0	$149
Ending balance: collectively evaluated for impairment	174	8	16	0	20	218
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$294	$19	$16	$18	$20	$367

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,903	$45	$0	$110	$92	$2,150
Ending balance gross of reserves: collectively evaluated for impairment	28,316	2,001	1,034	66	2,231	33,648
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,219	$2,046	$1,034	$176	$2,323	$35,798

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2010
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$264	$0	$0	$20	$16	$300
Ending balance: collectively evaluated for impairment	233	8	17	0	17	275
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$497	$8	$17	$20	$33	$575

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$2,279	$39	$0	$147	$36	$2,501
Ending balance gross of reserves: collectively evaluated for impairment	25,652	1,854	891	76	1,432	29,905
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$27,931	$1,893	$891	$223	$1,468	$32,406

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses for the years ended December 31, are as follows:

	2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$0	$0
Retail	0	0	0	0	0
Office	2	84	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	0	0	0	23	0
Other	17	17	0	11	1

Total commercial mortgage loans	19	101	0	35	1

Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	13	0	6	0

Total with no related allowance	$25	$114	$0	$42	$1

With an allowance recorded:
Commercial mortgage loans:
Industrial	$54	$54	$19	$36	$1
Retail	89	89	11	114	3
Office	47	47	3	49	0
Apartments/Multi-Family	102	102	19	197	4
Hospitality	129	129	55	178	0
Other	92	92	13	100	2

Total commercial mortgage loans	513	513	120	674	10

Agricultural property loans	19	19	11	14	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	0	0	0	13	0

Total with related allowance	$553	$553	$149	$737	$12

Total:
Commercial mortgage loans	$532	$614	$120	$709	$11
Agricultural property loans	19	19	11	15	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	6	13	0	19	0

Total	$578	$667	$149	$779	$13

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized reflects the related year-to-date income, regardless of the impairment timing.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2010
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0
Retail	0	0	0
Office	0	0	0
Apartments/multi-family	0	0	0
Hospitality	64	64	0
Other	0	0	0

Total commercial mortgage loans	64	64	0

Agricultural property loans	1	1	0
Residential property loans	0	0	0
Other collateralized loans	0	0	0
Uncollateralized loans	0	12	0

Total with no related allowance	$65	$77	$0

With an allowance recorded:
Commercial mortgage loans:
Industrial	$18	$18	$18
Retail	155	155	23
Office	43	43	10
Apartments/multi-family	323	323	103
Hospitality	218	218	89
Other	95	96	21

Total commercial mortgage loans	852	853	264

Agricultural property loans	0	0	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	38	16

Total with related allowance	$942	$951	$300

Total:
Commercial mortgage loans	$916	$917	$264
Agricultural property loans	1	1	0
Residential property loans	26	31	0
Other collateralized loans	29	29	20
Uncollateralized loans	35	50	16

Total	$1,007	$1,028	$300

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

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

The net carrying value of commercial and other loans held for sale by the Company as of December 31, 2011 and 2010 was $514 million and $136 million, respectively. In all these transactions, the Company

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

pre-arranges that it will sell the loan to an investor. As of December 31, 2011 and 2010, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

The following tables set forth the credit quality indicators as of December 31, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial buildings

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$627	$311	$211	$254	$19	$48	$1,470
50%-59.99%	299	86	315	246	73	46	1,065
60%-69.99%	922	287	380	308	373	105	2,375
70%-79.99%	175	86	136	448	402	95	1,342
80%-89.99%	0	0	0	106	114	236	456
90%-100%	19	0	0	0	0	162	181
Greater than 100%	16	0	0	0	19	125	160

Total Industrial	$2,058	$770	$1,042	$1,362	$1,000	$817	$7,049

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,188	$251	$523	$87	$18	$3	$2,070
50%-59.99%	627	507	590	54	48	3	1,829
60%-69.99%	351	539	739	485	82	17	2,213
70%-79.99%	0	47	289	608	18	0	962
80%-89.99%	0	31	0	9	17	23	80
90%-100%	0	0	18	14	16	40	88
Greater than 100%	0	0	0	21	46	0	67

Total Retail	$2,166	$1,375	$2,159	$1,278	$245	$86	$7,309

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,756	$365	$181	$132	$23	$31	$2,488
50%-59.99%	572	106	210	198	16	9	1,111
60%-69.99%	612	412	79	460	61	38	1,662
70%-79.99%	65	0	31	15	618	15	744
80%-89.99%	0	0	0	138	52	54	244
90%-100%	0	0	16	0	0	18	34
Greater than 100%	0	0	17	71	8	12	108

Total Office	$3,005	$883	$534	$1,014	$778	$177	$6,391

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$726	$176	$272	$172	$215	$61	$1,622
50%-59.99%	95	16	257	156	59	31	614
60%-69.99%	425	18	341	356	76	88	1,304
70%-79.99%	107	99	146	729	130	47	1,258
80%-89.99%	0	15	0	107	0	52	174
90%-100%	0	0	13	16	2	77	108
Greater than 100%	0	0	0	36	21	140	197

Total Apartments/Multi-Family	$1,353	$324	$1,029	$1,572	$503	$496	$5,277

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$143	$158	$0	$115	$22	$0	$438
50%-59.99%	51	0	0	9	57	0	117
60%-69.99%	0	6	45	350	11	0	412
70%-79.99%	6	0	0	0	117	61	184
80%-89.99%	0	0	77	49	37	36	199
90%-100%	0	0	19	0	21	15	55
Greater than 100%	0	0	0	0	2	79	81

Total Hospitality	$200	$164	$141	$523	$267	$191	$1,486

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$333	$31	$6	$74	$1	$1	$446
50%-59.99%	50	185	20	7	0	0	262
60%-69.99%	111	173	280	295	118	7	984
70%-79.99%	286	0	202	286	13	0	787
80%-89.99%	0	0	61	21	15	5	102
90%-100%	0	19	0	0	16	15	50
Greater than 100%	0	0	0	0	2	74	76

Total Other	$780	$408	$569	$683	$165	$102	$2,707

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$383	$123	$340	$427	$154	$0	$1,427
50%-59.99%	70	120	8	39	0	3	240
60%-69.99%	155	5	181	0	0	0	341
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	38	38
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$608	$248	$529	$466	$154	$41	$2,046

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$5,156	$1,415	$1,533	$1,261	$452	$144	$9,961
50%-59.99%	1,764	1,020	1,400	709	253	92	5,238
60%-69.99%	2,576	1,440	2,045	2,254	721	255	9,291
70%-79.99%	639	232	804	2,086	1,298	218	5,277
80%-89.99%	0	46	138	430	235	406	1,255
90%-100%	19	19	66	30	55	365	554
Greater than 100%	16	0	17	128	98	430	689

Total Commercial Mortgage and Agricultural	$10,170	$4,172	$6,003	$6,898	$3,112	$1,910	$32,265

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$613	$328	$447	$87	$31	$4	$1,510
50%-59.99%	608	158	409	54	154	1	1,384
60%-69.99%	365	402	450	335	48	4	1,604
70%-79.99%	80	52	436	601	135	0	1,304
80%-89.99%	0	0	96	103	83	0	282
90%-100%	0	0	20	9	29	21	79
Greater than 100%	0	0	13	21	149	42	225

Total Retail	$1,666	$940	$1,871	$1,210	$629	$72	$6,388

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,801	$58	$310	$137	$17	$27	$2,350
50%-59.99%	311	207	221	106	46	16	907
60%-69.99%	136	229	122	175	17	55	734
70%-79.99%	20	0	87	212	596	1	916
80%-89.99%	5	0	0	415	39	25	484
90%-100%	0	12	0	50	174	61	297
Greater than 100%	0	0	0	67	16	32	115

Total Office	$2,273	$506	$740	$1,162	$905	$217	$5,803

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$737	$209	$332	$197	$271	$66	$1,812
50%-59.99%	24	20	114	173	65	8	404
60%-69.99%	96	17	177	250	100	27	667
70%-79.99%	70	47	137	226	119	65	664
80%-89.99%	0	0	52	96	301	105	554
90%-100%	20	0	8	75	21	199	323
Greater than 100%	0	0	0	156	56	504	716

Total Apartment/Multi-Family	$947	$293	$820	$1,173	$933	$974	$5,140

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

	As of December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,047	$0	$2	$0	$0	$2	$7,049
Retail	7,294	0	0	0	15	15	7,309
Office	6,369	5	0	0	17	22	6,391
Apartment/multi-family	5,207	0	0	0	70	70	5,277
Hospitality	1,486	0	0	0	0	0	1,486
Other	2,657	13	10	0	27	50	2,707

Total commercial mortgage loans	30,060	18	12	0	129	159	30,219

Agricultural property loans	2,005	0	1	1	39	41	2,046
Residential property loans	988	22	6	0	18	46	1,034
Other collateralized loans	174	0	0	0	2	2	176
Uncollateralized loans	2,323	0	0	0	0	0	2,323

Total	$35,550	$40	$19	$1	$188	$248	$35,798

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$6,576	$0	$0	$0	$0	$0	$6,576
Retail	6,298	71	0	0	19	90	6,388
Office	5,774	22	0	0	7	29	5,803
Apartment/Multi-Family	4,907	33	15	0	185	233	5,140
Hospitality	1,467	11	10	0	96	117	1,584
Other	2,370	17	0	0	53	70	2,440

Total commercial mortgage loans	27,392	154	25	0	360	539	27,931

Agricultural property loans	1,853	1	0	0	39	40	1,893
Residential property loans	847	19	3	0	22	44	891
Other collateralized loans	212	0	0	0	11	11	223
Uncollateralized loans	1,468	0	0	0	0	0	1,468

Total	$31,772	$174	$28	$0	$432	$634	$32,406

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status, based upon the recorded investment gross of allowance for credit losses, for the years ended December 31:

	2011	2010
	(in millions)
Commercial mortgage loans:
Industrial	$54	$43
Retail	72	146
Office	58	65
Apartments/Multi-Family	129	410
Hospitality	169	290
Other	144	151

Total commercial mortgage loans	626	1,105

Agricultural property loans	44	39
Residential property loans	18	22
Other collateralized loans	15	50
Uncollateralized loans	8	35

Total	$711	$1,251

The following table sets forth the commercial mortgage and other loans acquired and sold for the year ended December 31, 2011:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Acquired(1)	$52	$0	$219	$2	$565	$838
Sold(2)	147	0	0	11	25	183

(1)	Reported at purchase price of commercial mortgage and other loans acquired.
(2)	Reported at book value of commercial mortgage and other loans sold.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables provide information about commercial mortgage and other loans involved in a trouble debt restructuring as of the dates indicated. The pre-modification outstanding recorded investment has been adjusted for any partial payoffs, and the table excludes troubled debt restructurings where the Company has received assets, other than loans, in full satisfaction of the loan. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

	Three Months Ended December 31, 2011		Year Ended December 31, 2011
	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in millions)
Commercial mortgage loans:
Industrial	$0	$0	$0	$0
Retail	15	15	151	134
Office	17	17	22	21
Apartments/Multi-Family	0	0	38	36
Hospitality	55	46	86	75
Other	35	30	69	55

Total commercial mortgage loans	122	108	366	321

Agricultural property loans	2	2	2	2
Residential property loans	2	2	7	7
Other collateralized loans	0	0	8	8
Uncollateralized loans	0	0	0	0

Total	$126	$112	$383	$338

The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of December 31, 2011.

As of December 31, 2011, the Company committed to fund $6 million to borrowers that have been involved in a troubled debt restructuring.

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2011	2010
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$1,182	$1,058
Non-real estate-related	3,304	2,477

Total joint ventures and limited partnerships	4,486	3,535
Real estate held through direct ownership	2,460	1,659
Other	874	977

Total other long-term investments	$7,820	$6,171

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital, and in certain cases other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $172 million as of both December 31, 2011 and 2010. The unaffiliated interest in the consolidated feeder funds was $2 million and $1 million as of December 31, 2011 and 2010, respectively, and the master funds had gross assets of $819 million and $781 million, respectively, and gross liabilities of $565 million and $540 million, respectively, which are not included on the Company’s balance sheet.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2011	2010	2009
	(in millions)
Fixed maturities, available-for-sale	$9,374	$8,346	$8,182
Fixed maturities, held-to-maturity	140	150	135
Equity securities, available-for-sale	315	285	302
Trading account assets	889	822	821
Commercial mortgage and other loans	1,926	1,887	1,929
Policy loans	598	577	570
Broker-dealer related receivables	0	0	(3)
Short-term investments and cash equivalents	58	45	121
Other long-term investments	231	152	(203)

Gross investment income	13,531	12,264	11,854
Less: investment expenses	(407)	(399)	(464)

Net investment income	$13,124	$11,865	$11,390

Carrying value for non-income producing assets included in fixed maturities and commercial mortgage and other loans totaled $243 million and $21 million, respectively, as of December 31, 2011. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2011.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2011	2010	2009
	(in millions)
Fixed maturities	$230	$(244)	$(1,204)
Equity securities	145	185	(875)
Commercial mortgage and other loans	122	53	(602)
Investment real estate	(20)	1	(48)
Joint ventures and limited partnerships	26	(41)	(55)
Derivatives(1)	2,294	1,090	(127)
Other	34	6	14

Realized investment gains (losses), net	$2,831	$1,050	$(2,897)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Consolidated Statements of Financial Position as a

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$0	$0	$0	$0	$0	$0
Cumulative impact of adoption of new authoritative guidance on January 1,2009	(1,139)	9	1		388	(741)
Net investment gains (losses) on investments arising during the period	529				(190)	339
Reclassification adjustment for (gains) losses included in net income	1,070				(385)	685
Reclassification adjustment for OTTI losses excluded from net income(1)	(1,689)				608	(1,081)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		184			(66)	118
Impact of net unrealized investment (gains) losses on future policy benefits			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				0	0	0

Balance, December 31, 2009	$(1,229)	$193	$2	$0	$355	$(679)
Net investment gains (losses) on investments arising during the period	(37)				13	(24)
Reclassification adjustment for (gains) losses included in net income	461				(158)	303
Reclassification adjustment for OTTI losses excluded from net income(1)	(44)				16	(28)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(171)			61	(110)
Impact of net unrealized investment (gains) losses on future policy benefits			(7)		3	(4)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				334	(116)	218

Balance, December 31, 2010	$(849)	$22	$(5)	$334	$174	$(324)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Net investment gains (losses) on investments arising during the period	(474)				166	(308)
Reclassification adjustment for (gains) losses included in net income	375				(131)	244
Reclassification adjustment for OTTI losses excluded from net income(1)	(55)				19	(36)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(6)			2	(4)
Impact of net unrealized investment (gains) losses on future policy benefits			19		(7)	12
Impact of net unrealized investment (gains) losses on policyholders’ dividends				132	46	178

Balance, December 31, 2011	$(1,003)	$16	$14	$466	$269	$(238)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2008	$(11,893)	$1,479	$(384)	$431	$3,632	$(6,735)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(322)	15	4	418	(33)	82
Net investment gains (losses) on investments arising during the period	12,361				(4,143)	8,218
Reclassification adjustment for (gains) losses included in net income	1,050				(378)	672
Reclassification adjustment for OTTI losses excluded from net income(2)	1,689				(608)	1,081
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(2,297)			804	(1,493)
Impact of net unrealized investment (gains) losses on future policy benefits			(129)		45	(84)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(849)	298	(551)

Balance, December 31, 2009	$2,885	$(803)	$(509)	$0	$(383)	$1,190

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Net investment gains (losses) on investments arising during the period	6,709				(2,309)	4,400
Reclassification adjustment for (gains) losses included in net income	(377)				134	(243)
Reclassification adjustment for OTTI losses excluded from net income(2)	44				(14)	30
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(120)			44	(76)
Impact of net unrealized investment (gains) losses on future policy benefits			(392)		140	(252)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,454)	874	(1,580)

Balance, December 31, 2010	$9,261	$(923)	$(901)	$(2,454)	$(1,514)	$3,469
Net investment gains (losses) on investments arising during the period	7,142				(2,517)	4,625
Reclassification adjustment for (gains) losses included in net income	(710)				249	(461)
Reclassification adjustment for OTTI losses excluded from net income(2)	55				(19)	36
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(522)			183	(339)
Impact of net unrealized investment (gains) losses on future policy benefits			(369)		129	(240)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,865)	648	(1,217)

Balance, December 31, 2011	$15,748	$(1,445)	$(1,270)	$(4,319)	$(2,841)	$5,873

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2011	2010	2009
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,003)	$(849)	$(1,229)
Fixed maturity securities, available-for-sale—all other	15,227	8,078	2,203
Equity securities, available-for-sale	613	1,272	789
Derivatives designated as cash flow hedges(1)	(86)	(262)	(317)
Other investments(2)	(6)	173	210

Net unrealized gains (losses) on investments	$14,745	$8,412	$1,656

(1)	See Note 21 for more information on cash flow hedges.
(2)	Includes $107 million of net unrealized losses on held-to-maturity securities that were transferred from available-for-sale in 2011. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$870	$8	$130	$10	$1,000	$18
Obligations of U.S. states and their political subdivisions	7	0	46	2	53	2
Foreign government bonds	4,017	182	306	27	4,323	209
Corporate securities	21,419	1,144	9,691	1,969	31,110	3,113
Commercial mortgage-backed securities	917	61	362	47	1,279	108
Asset-backed securities	2,746	40	4,134	1,785	6,880	1,825
Residential mortgage-backed securities	422	19	378	60	800	79

Total	$30,398	$1,454	$15,047	$3,900	$45,445	$5,354

(1)	Includes $706 million of fair value and $98 million of gross unrealized losses at December 31, 2011 on securities classified as held-to-maturity, a portion of which are not reflected in accumulated other comprehensive income.

	2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,677	$207	$422	$88	$4,099	$295
Obligations of U.S. states and their political subdivisions	1,273	60	53	6	1,326	66
Foreign government bonds	2,599	76	125	19	2,724	95
Corporate securities	12,385	460	9,982	1,596	22,367	2,056
Commercial mortgage-backed securities	552	9	350	60	902	69
Asset-backed securities	1,365	16	5,499	1,667	6,864	1,683
Residential mortgage-backed securities	897	17	447	55	1,344	72

Total	$22,748	$845	$16,878	$3,491	$39,626	$4,336

(1)	Includes $590 million of fair value and $68 million of gross unrealized losses at December 31, 2010 on securities classified as held-to-maturity, a portion of which are not reflected in accumulated other comprehensive income.

The gross unrealized losses at December 31, 2011 and 2010 are composed of $3,535 million and $2,950 million related to high or highest quality securities based on NAIC or equivalent rating and $1,819 million and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

$1,386 million related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2011, $3,478 million of the gross unrealized losses represented declines in value of greater than 20%, $871 million of which had been in that position for less than six months, as compared to $2,238 million at December 31, 2010, that represented declines in value of greater than 20%, $386 million of which had been in that position for less than six months. At December 31, 2011, the $3,900 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. At December 31, 2010, the $3,491 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2011 and 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At December 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$2,602	$448	$0	$0	$2,602	$448

	2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$1,098	$87	$326	$34	$1,424	$121

At December 31, 2011, $236 million of the gross unrealized losses represented declines of greater than 20%, $225 million of which had been in that position for less than six months. At December 31, 2010, $35 million of the gross unrealized losses represented declines of greater than 20%, $18 million of which had been in that position for less than six months. Included in the December 31, 2010 table above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2011 and 2010.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

borrowings and postings of collateral with derivative counterparties. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2011	2010
	(in millions)
Fixed maturities(1)	$13,070	$11,610
Trading account assets supporting insurance liabilities	738	276
Other trading account assets	46	355
Separate account assets	4,073	4,082
Equity securities	276	334

Total securities pledged	$18,203	$16,657

(1)	Includes $4 million and $132 million of fixed maturity securities classified as short-term investments at December 31, 2011 and 2010, respectively.

As of December 31, 2011, the carrying amount of the associated liabilities supported by the pledged collateral was $17,408 million. Of this amount, $6,218 million was “Securities sold under agreements to repurchase,” $4,160 million was “Separate account liabilities,” $2,973 million was “Cash collateral for loaned securities,” $725 million was “Long-term debt,” $199 million was “Short-term debt,” $1,500 million was “Policyholders’ account balances,” and $1,633 million was “Other liabilities.” As of December 31, 2010, the carrying amount of the associated liabilities supported by the pledged collateral was $16,026 million. Of this amount, $5,885 million was “Securities sold under agreements to repurchase,” $4,082 million was “Separate account liabilities,” $2,171 million was “Cash collateral for loaned securities,” $725 million was “Long-term debt,” $275 million was “Short-term debt,” $1,500 million was “Policyholders’ account balances,” and $1,388 million was “Other liabilities.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $2,258 million and $1,773 million at December 31, 2011 and 2010, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $50 million and $88 million at December 31, 2011 and 2010, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $596 million and $694 million at December 31, 2011 and 2010, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $191 million and $638 million at December 31, 2011 and 2010, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Bank of New York and Boston. Restricted cash and securities of $56 million and $2,917 million at December 31, 2011 and 2010, respectively, were included in “Other assets.” The restricted cash and securities for December 31, 2010 primarily represent funds, associated with the sold Global Commodities Business, deposited by clients or accruing to clients as a result of trades or contracts.

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

If the Company determines that it is the VIE’s “primary beneficiary” it consolidates the VIE. There are currently two models for determining whether or not the Company is the “primary beneficiary” of a VIE. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

first relates to those VIEs that have the characteristics of an investment company and for which certain other conditions are true. These conditions are that (1) the Company does not have the implicit or explicit obligation to fund losses of the VIE and (2) the VIE is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualified special-purpose entity. In this model the Company is the primary beneficiary if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns and would be required to consolidate the VIE.

For all other VIEs, the Company is the primary beneficiary if the Company has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. If both conditions are present the Company would be required to consolidate the VIE.

Consolidated Variable Interest Entities for which the Company is the Investment Manager

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in debt or equity securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant and thus is the primary beneficiary. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The Company is not required to provide, and has not provided, material financial or other support to any VIE for which it is the investment manager.

The Company has determined that it is the primary beneficiary of certain VIEs for which it is the asset manager, including certain CDOs and other investment structures, as it meets both conditions listed above. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the investment manager are reported. The assets of these VIE’s are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	December 31,
	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$83	$49
Other trading account assets	271	0
Commercial mortgage and other loans	154	341
Other long-term investments	19	17
Cash and cash equivalents	275	84
Accrued investment income	1	1
Other assets	17	3
Separate account assets	0	4

Total assets of consolidated VIEs	$820	$499

Other liabilities	$723	$379
Separate account liabilities	0	4

Total liabilities of consolidated VIEs	$723	$383

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	December 31,
	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$129	$136
Fixed maturities, held-to-maturity	1,191	1,130
Trading account assets supporting insurance liabilities	8	9
Other long-term investments	141	(119)
Cash and cash equivalents	0	(2)
Accrued investment income	5	5

Total assets of consolidated VIEs	$1,474	$1,159

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $3,197 million and $3,509 million at December 31, 2011 and 2010, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

investment in the VIEs, which was $534 million and $506 million at December 31, 2011 and 2010, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $7,720 million and $8,979 million as of December 31, 2011 and 2010, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,486 million and $3,535 million as of December 31, 2011 and 2010, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.6 billion and $5.0 billion as of December 31, 2011 and 2010, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $664 million and $754 million at December 31, 2011 and 2010, respectively, which includes the fair value of the embedded derivatives.

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2011	2010	2009
	(in millions)
Balance, beginning of year	$16,435	$14,578	$15,126
Capitalization of commissions, sales and issue expenses	3,897	3,091	2,771
Amortization—Impact of assumption and experience unlocking and true-ups	(35)	276	230
Amortization—All other	(3,257)	(1,713)	(1,724)
Change in unrealized investment gains and losses	(457)	(294)	(2,000)
Foreign currency translation and other	207	497	175

Balance, end of year	$16,790	$16,435	$14,578

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures include investments made as part of the Company’s International Insurance segment, and prior to its sale on December 31, 2009, also included the Company’s investment in Wachovia Securities. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2011	2010	2009
	(in millions)
Investment in operating joint ventures:
Wachovia Securities	$0	$0	$0
All other joint ventures(1)	407	787	857

Subtotal	$407	$787	$857

Dividends received from investment in:
Wachovia Securities	$0	$0	$23
All other joint ventures	49	47	33

Subtotal	$49	$47	$56

After-tax equity earnings (losses):
Wachovia Securities(2)	$0	$0	$1,483
All other joint ventures	185	84	40

Subtotal	$185	$84	$1,523

(1)	Includes $126 million, $459 million and $528 million related to an indirect investment in China Pacific Group as of December 31, 2011, 2010 and 2009, respectively.
(2)	Includes pre-tax equity earnings from Wachovia Securities of $2.288 billion, including the gain on the sale of $2.247 billion, and tax expense of $805 million, including $790 million associated with the gain on the sale, for the year ended December 31, 2009.

Investments in operating joint ventures

The Company has made investments in operating joint ventures as part of its International Insurance segment. The Company’s combined investment in these operating joint ventures includes an indirect investment in China Pacific Group, a Chinese insurance operation. The indirect investment in China Pacific Group includes unrealized changes in market value, which are included in accumulated other comprehensive income and relate to the market price of China Pacific Group’s publicly traded shares, which began trading on the Shanghai Exchange in 2007 and since the fourth quarter of 2009 are trading on the Hong Kong exchange. In December 2010, a consortium of investors including the Company sold approximately 16% of its holdings, resulting in a pre-tax gain of $66 million to the Company, and sold approximately 50% of its original holdings in 2011, resulting in a pre-tax gain of $237 million to the Company. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $15 million, $16 million and $15 million, respectively, of asset management fee income from these transactions.

Former Investment in Afore XXI, S.A. de C.V.

On October 20, 2011, the Company entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. The transaction was

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

completed on December 2, 2011 and resulted in a pre-tax gain of $96 million to the International Insurance segment. This gain is reflected in “Asset management fees and other income” of the Company’s Consolidated Statements of Operations.

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

8.    VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2011(1)	2010	2009
	(in millions)
Balance, beginning of year	$484	$511	$719
Acquisitions	3,769	0	0
Amortization—Impact of assumption and experience unlocking and true-ups	(23)	(4)	(80)
Amortization—All other	(555)	(60)	(137)
Change in unrealized investment gains and losses	(74)	(11)	(13)
Interest(2)	65	25	27
Foreign currency translation	179	23	(5)

Balance, end of year	$3,845	$484	$511

(1)	The VOBA balances at December 31, 2011 were $250 million, $29 million, $1,509 million, $1,981 million, and $76 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Edison Inc., Star Inc., and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 16, 4, 8, 7, and 6 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Edison Inc., Star Inc. and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2011 were 7.10%, 4.81%, 1.28% to 2.87%, 1.28% to 2.87% and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Edison Inc., Star Inc. and Aoba Life, respectively. The interest rates for 2010 were 7.00%, 4.97%, and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., and Aoba Life, respectively. The interest rates for 2009 were 5.42%, 6.90%, 5.24%, and 2.60% for the VOBA related to Allstate, CIGNA, American Skandia, and Aoba Life, respectively.

During the first quarter of 2009 the Company recognized impairments of $73 million related to the VOBA associated with the Allstate acquisition. These impairments are included on the “Amortization—Impact of assumption and experience unlocking and true-ups” line in the table above. The impairment recorded in 2009 represented the remaining VOBA balance associated with the Allstate acquisition. These impairments were reflective of the deterioration in the financial markets, which resulted in additional market depreciation within the separate account assets and corresponding decreases in fee income and overall expected future earnings for this business. These impairments were determined using discounted present value of future estimated gross profits. Since the VOBA balance was completely impaired for these contracts, it cannot be reestablished for market value appreciation in subsequent periods. There were no impairments during 2011 and 2010.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2012	$362
2013	387
2014	336
2015	290
2016	255
2017 and thereafter	2,215

Total	$3,845

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Individual Annuities	Asset Management	Retirement	International Insurance	International Investments	Real Estate and Relocation Services	Total
	(in millions)
Balance at December 31, 2008:
Gross Goodwill	$97	$241	$444	$17	$123	$117	$1,039
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	0	241	444	17	0	0	702

2009 Activity:
Other(1)	0	1	0	6	0	0	7

Balance at December 31, 2009:
Gross Goodwill	97	242	444	23	123	117	1,046
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	0	242	444	23	0	0	709

2010 Activity:
Other(1)	0	(3)	0	1	0	0	(2)

Balance at December 31, 2010:
Gross Goodwill	97	239	444	24	123	117	1,044
Accumulated Impairment Losses	(97)	0	0	0	(123)	(117)	(337)

Net Goodwill	0	239	444	24	0	0	707

2011 Activity:
Acquisitions	0	0	0	184	0	0	184
Dispositions Gross Goodwill	0	0	0	0	0	(117)	(117)
Dispositions Accumulated Amortization	0	0	0	0	0	117	117
Other(1)	0	(1)	0	(2)	0	0	(3)

Balance at December 31, 2011:
Gross Goodwill	97	238	444	206	123	0	1,108
Accumulated Impairment Losses	(97)	0	0	0	(123)	0	(220)

Net Goodwill	$0	$238	$444	$206	$0	$0	$888

(1)	Other represents foreign currency translation and purchase price adjustments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all reporting units that had goodwill at December 31, 2011 and December 31, 2010 and no impairments were needed.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$320	$(159)	$161	$296	$(128)	$168
Customer relationships	288	(126)	162	282	(112)	170
Other	25	(21)	4	29	(22)	7
Not subject to amortization	N/A	N/A	8	N/A	N/A	7

Total			$335			$352

The fair values of net mortgage servicing rights were $164 million and $172 million at December 31, 2011 and 2010, respectively. Amortization expense for other intangibles was $50 million, $45 million and $45 million for the years ending December 31, 2011, 2010 and 2009, respectively. Amortization expense for other intangibles is expected to be approximately $47 million in 2012, $44 million in 2013, $39 million in 2014, $35 million in 2015 and $32 million in 2016. The amortization expense amounts listed above for 2011, 2010 and 2009 do not include impairments recorded for mortgage servicing rights. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2011	2010
	(in millions)
Life insurance	$131,178	$107,320
Individual and group annuities and supplementary contracts	24,840	19,046
Other contract liabilities	11,697	5,031

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	167,715	131,397
Unpaid claims and claim adjustment expenses	2,744	2,477

Total future policy benefits	$170,459	$133,874

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.5% to 7.5%. Participating insurance represented 5% and 6% of direct individual life insurance in force at December 31, 2011 and 2010, respectively, and 17%, 24% and 28% of direct individual life insurance premiums for 2011, 2010 and 2009, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.0% to 15.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.0% to 11.9%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.1% to 6.0%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration, traditional, and non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,447 million and $2,001 million as of December 31, 2011 and 2010, respectively, are included in “Future policy benefits” with respect to these deficiencies, of which $1,432 million and $926 million as of December 31, 2011 and 2010, respectively, relate to net unrealized gains on securities classified as available-for-sale.

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

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2011	2010
	(in millions)
Individual annuities	$41,717	$24,387
Group annuities	27,408	23,808
Guaranteed investment contracts and guaranteed interest accounts	17,441	17,454
Funding agreements	4,795	5,162
Interest-sensitive life contracts	23,336	18,065
Dividend accumulation and other	19,855	17,565

Total policyholders’ account balances	$134,552	$106,441

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2011 and 2010, are $3,244 million and $3,592 million, respectively, related to the Company’s FANIP product which is carried at amortized cost, adjusted for the effective portion of changes in fair value of qualifying derivative financial instruments. For additional details on the FANIP product see Note 5. The interest rates associated with such notes range from 0.5% to 5.5%. Interest crediting rates range from 0% to 10.0% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2011, 2010, and 2009 there were no gains or losses on transfers of assets from the general account to a separate account.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2011 and 2010, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2011		December 31, 2010
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
($ in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$78,436	$ 21	$69,982	$ 24
Net amount at risk	$ 2,083	$ 1	$ 1,132	$ 6
Average attained age of contractholders	61 years	68 years	61 years	67 years

Minimum return or contract value
Account value	$29,442	$86,648	$29,743	$75,743
Net amount at risk	$ 5,704	$ 6,628	$ 4,327	$ 3,047
Average attained age of contractholders	65 years	61 years	65 years	61 years
Average period remaining until earliest expected annuitization	N/A	1 year	N/A	2 years

(1)	Includes income and withdrawal benefits as described herein.

	December 31, 2011		December 31, 2010
	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in millions)
Variable Annuity Contracts

Market value adjusted annuities
Account value	$3,842	$3,933	$4,023	$4,232

	December 31,
	2011	2010
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No lapse guarantees
Separate account value	$2,915	$2,771
General account value	$4,023	$3,532
Net amount at risk	$78,947	$73,513
Average attained age of contractholders	48 years	47 years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2011	2010
	(in millions)
Equity funds	$49,110	$54,775
Bond funds	42,791	28,064
Balanced funds	377	314
Money market funds	7,134	7,932

Total	$99,412	$91,085

In addition to the amounts invested in separate account investment options above, $8,466 million at December 31, 2011 and $8,641 million at December 31, 2010 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Variable Annuity	Variable Annuity	Variable Annuity
	(in millions)
Balance at December 31, 2008	$122	$563	$259	$3,229
Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	15	(197)	(94)	0
Incurred guarantee benefits—All other(1)	47	174	68	(3,174)
Paid guarantee benefits and other	(8)	(244)	(32)	0

Balance at December 31, 2009	176	296	201	55

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	(29)	(116)	(20)	0
Incurred guarantee benefits—All other(1)	55	137	55	(259)
Paid guarantee benefits and other	0	(129)	(122)	0

Balance at December 31, 2010	202	188	114	(204)

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	8	94	5	0
Incurred guarantee benefits—All other(1)	71	147	26	3,061
Paid guarantee benefits	(2)	(113)	(42)	0
Other(2)	9	3	302	29

Balance at December 31, 2011	$288	$319	$405	$2,886

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)	Primarily represents amounts acquired from Star and Edison. Edison activity represents fixed annuity products.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

As part of its risk management strategy, the Company hedges or limits its exposure to these risks, excluding those risks that have been deemed suitable to retain and risks that are not able to be hedged, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate derivatives. The automatic rebalancing element included in the design of certain optional living benefits transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance of the contractholder’s total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the automatic rebalancing element, including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the automatic rebalancing element, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the automatic rebalancing element also include GMDB riders, and as such the GMDB risk in these riders also benefits from the automatic rebalancing element.

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

Sales Inducements
(in millions)
Balance at December 31, 2008	$1,023
Capitalization	390
Amortization—Impact of assumption and experience unlocking and true-ups	16
Amortization—All other	(213)
Change in unrealized investment gains and losses	(99)

Balance at December 31, 2009	1,117

Capitalization	431
Amortization—Impact of assumption and experience unlocking and true-ups	52
Amortization—All other	(267)
Change in unrealized investment gains and losses	15

Balance at December 31, 2010	1,348

Capitalization	359
Amortization—Impact of assumption and experience unlocking and true-ups	(81)
Amortization—All other	(645)
Change in unrealized investment gains and losses and other	20

Balance at December 31, 2011	$1,001

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

As of December 31, 2011 and 2010, the Company recognized a policyholder dividend obligation of $762 million and $126 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,847 million and $2,117 million at December 31, 2011 and 2010, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2011 and 2010.

On December 13, 2011 and December 14, 2010, Prudential Insurance’s Board of Directors approved a continuation of the Closed Block dividend scales in 2012 and 2011, respectively. On December 8, 2009, Prudential Insurance’s Board of Directors acted to reduce the dividends payable in 2010 on Closed Block policies. This decrease reflected the deterioration in investment results and resulted in a $98 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2011	2010
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,424	$51,632
Policyholders’ dividends payable	902	909
Policyholders’ dividend obligation	4,609	2,243
Policyholders’ account balances	5,484	5,536
Other Closed Block liabilities	4,030	4,637

Total Closed Block Liabilities	66,449	64,957

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	42,024	41,044
Other trading account assets, at fair value	269	150
Equity securities, available-for-sale, at fair value	3,122	3,545
Commercial mortgage and other loans	8,322	7,827
Policy loans	5,296	5,377
Other long-term investments	2,080	1,662
Short-term investments	485	1,119

Total investments	61,598	60,724
Cash and cash equivalents	1,006	345
Accrued investment income	571	600
Other Closed Block assets	284	275

Total Closed Block Assets	63,459	61,944

Excess of reported Closed Block Liabilities over Closed Block Assets	2,990	3,013
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,836	2,092
Allocated to policyholder dividend obligation	(3,847)	(2,117)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,979	$2,988

Information regarding the policyholder dividend obligation is as follows:

	2011	2010
	(in millions)
Balance, January 1	$2,243	$0
Impact from earnings allocable to policyholder dividend obligation	636	126
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,730	2,117

Balance, December 31	$4,609	$2,243

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block revenues and benefits and expenses for the years ended December 31, were as follows:

	2011	2010	2009
	(in millions)
Revenues
Premiums	$2,918	$3,007	$3,250
Net investment income	2,976	2,994	2,907
Realized investment gains (losses), net	855	804	(1,219)
Other income	38	38	102

Total Closed Block revenues	6,787	6,843	5,040

Benefits and Expenses
Policyholders’ benefits	3,482	3,512	3,762
Interest credited to policyholders’ account balances	139	140	141
Dividends to policyholders	2,571	2,071	1,222
General and administrative expenses	519	540	568

Total Closed Block benefits and expenses	6,711	6,263	5,693

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	76	580	(653)
Income tax expense (benefit)	67	(38)	(63)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	9	618	(590)
Income from discontinued operations, net of taxes	0	1	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$9	$619	$(590)

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

Life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess and coinsurance. In addition, the Company has reinsured with unaffiliated third parties, 83% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements under the deposit method of accounting. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2011	2010	2009
	(in millions)
Direct premiums	$25,563	$19,360	$17,787
Reinsurance assumed	128	163	90
Reinsurance ceded	(1,353)	(1,263)	(1,332)

Premiums	$24,338	$18,260	$16,545

Direct policy charges and fees	$3,894	$3,239	$2,777
Reinsurance assumed	124	140	139
Reinsurance ceded	(94)	(58)	(83)

Policy charges and fees	$3,924	$3,321	$2,833

Direct policyholder benefits	$24,638	$19,246	$17,565
Reinsurance assumed	289	286	149
Reinsurance ceded	(1,313)	(1,247)	(1,368)

Policyholders’ benefits	$23,614	$18,285	$16,346

Reinsurance recoverables at December 31, are as follows:

	2011	2010
	(in millions)
Individual and group annuities(1)	$722	$1,075
Life Insurance	661	635
Other reinsurance	148	127

Total reinsurance recoverable	$1,531	$1,837

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $713 million and $1,068 million at December 31, 2011 and 2010, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, four major reinsurance companies account for approximately 58% of the reinsurance recoverable at December 31, 2011. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2011	2010
	(in millions)
Commercial paper	$1,166	$1,157
Other notes payable(1)	209	278
Current portion of long-term debt	961	547

Total short-term debt(2)	$2,336	$1,982

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $199 million and $275 million at December 31, 2011 and 2010, respectively, discussed in more detail below.
(2)	Includes Prudential Financial debt of $1,252 million and $769 million at December 31, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt was 0.31% and 0.39% at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

The Company issues commercial paper under the two programs described below. At December 31, 2011 and 2010, the weighted average maturity of total commercial paper outstanding was 21 and 34 days, respectively.

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. Prudential Financial’s outstanding commercial paper borrowings were $296 million and $283 million at December 31, 2011 and 2010, respectively.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance. Prudential Funding’s outstanding commercial paper borrowings were $870 million and $874 million at December 31, 2011 and 2010, respectively. Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings, depending on the type of asset pledged. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance (“NJDOBI”) regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $173 million and $177 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion, which supported outstanding collateralized advances of $0.9 billion and collateralized funding agreements of $1.5 billion. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.6 billion as of December 31, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

As of December 31, 2011, $199 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2012 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of December 31, 2011, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance (“CTDOI”) permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2011. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of December 31, 2011, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.2 billion.

Credit Facilities

As of December 31, 2011, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of revolving credit facilities, which includes a $2,000 million five-year credit facility that has Prudential Financial as borrower and a $1,750 million three-year credit facility that has both Prudential Financial and Prudential Funding as borrowers. These credit facilities were entered into in December 2011 and replaced the previously-existing $3,928 million of credit facilities. There were no outstanding borrowings under these credit facilities as of December 31, 2011.

Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $21.25 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. Under the applicable credit agreements, the required minimum level of consolidated net worth will be reduced automatically in the future by an amount equal to 85 percent of the amount of any reduction, on an after-tax basis, in the total U.S. GAAP equity attributable to the Company’s Financial Services Businesses, resulting from the Company’s expected retrospective application of FASB’s amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts.

As of December 31, 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In addition to the above credit facilities, the Company had access to $860 million of certain other lines of credit at December 31, 2011, of which $815 million was related to its real estate separate accounts activities. At December 31, 2011, $30 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates	Rate	2011	2010
			(in millions)
Prudential Holdings, LLC notes (the “IHC debt”):
Series A	2017(1)	(2)	$333	$333
Series B	2023(1)	7.245%	777	777
Series C	2023(1)	8.695%	640	640
Fixed-rate notes:
Surplus notes subject to set-off arrangements	2021	4.99%-5.22%	500	0
Surplus notes	2015-2025	5.36%-8.30%	940	942
Other fixed-rate notes(3)	2012-2041	2.21%-11.31%	16,353	15,879
Floating-rate notes:
Surplus notes	2016-2052	(4)	3,200	3,200
Yen-denominated notes	(5)	(6)	520	0
Other floating-rate notes	2012-2020	(7)	340	363
Junior subordinated notes	2068	8.88%-9.00%	1,519	1,519

Subtotal			25,122	23,653

Less: assets under set-off arrangements(8)			500	0

Total long-term debt(9)			$24,622	$23,653

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 1.1% to 1.4% for both 2011 and 2010.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $725 million at December 31, 2011 and 2010. These borrowings are discussed in more detail above.
(4)	The interest rate on the floating rate Surplus notes ranged from 0.5% to 3.6% in 2011 and 0.5% to 3.7% in 2010.
(5)	The yen-denominated notes include $80 million of perpetual debt that has no stated maturity. Maturities on the remaining debt ranges from 2014 to 2026.
(6)	The interest rates on the yen-denominated notes are based on euro/yen LIBOR. Interest rates ranged from 0.8% to 1.7% in 2011.
(7)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 1.8% to 6.6% in 2011 and 0.0% to 5.5% in 2010.
(8)	Assets under set-off arrangements represent a reduction in the amount of fixed-rate surplus notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(9)	Includes Prudential Financial debt of $17,300 million and $16,841 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Company was in compliance with all debt covenants related to the borrowings in the table above.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table presents the Company’s contractual maturities of its long-term debt as of December 31, 2011:

Long-term Debt
(in millions)
Calendar Year:
2013	$1,825
2014	2,064
2015	3,159
2016	1,502
2017 and thereafter	16,072

Total	$24,622

Surplus Notes

The fixed-rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2011 and 2010, the Company met these statutory capital requirements.

During 2011, a subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed rate surplus notes in order to finance reserves required under Regulation XXX. At December 31, 2011, $500 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary issuer received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary issuer in order to reimburse it for investment losses in excess of specified amounts.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

During 2007, a subsidiary of Prudential Insurance issued $500 million of 45-year floating-rate surplus notes to an unaffiliated financial institution. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. Concurrent with the issuance of these surplus notes, Prudential Financial entered into a credit derivative that will require Prudential Financial to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2011 and 2010, the credit derivative was a liability of $77 million and $26 million, respectively, with no requirement to pledge collateral.

During 2006, a subsidiary of Prudential Insurance entered into a surplus note purchase agreement with an unaffiliated financial institution that provides for the issuance of up to $3,000 million of ten-year floating-rate surplus notes. At both December 31, 2011 and 2010, $2,700 million were outstanding under this agreement. Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. As of December 31, 2011 and 2010, these derivative instruments had no material value.

Junior Subordinated Notes

In June and July 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. Prudential Financial is required to use commercially reasonable efforts, subject to market disruption events, to raise sufficient proceeds from the issuance of specified qualifying capital securities, which include hybrid capital securities, to repay the principal of the notes at their scheduled maturity. For the institutional notes, interest is payable semi-annually at a fixed rate of 8.875% until June 15, 2018, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 5.00%. Prudential Financial may redeem the institutional notes, subject to the terms of the replacement capital covenant (“RCC”), as discussed below, in whole or in part, on or after June 15, 2018 at their principal amount plus accrued and unpaid interest or prior to June 15, 2018 at a make-whole price. Prudential Financial may redeem the retail notes, subject to the terms of the RCC as discussed below, on or after June 15, 2013, in whole or in part, at their principal amount plus accrued and unpaid interest or prior to June 15, 2013, in whole, at a make-whole price. Both series of notes may also be redeemed in whole upon the occurrence of certain defined events. Prudential Financial has the right to defer interest payments on either or both series of notes for a period up to ten years, during which time interest will be compounded. If Prudential Financial were to exercise its right to defer interest it will be required, commencing on the earlier of (i) the first interest payment date on which current interest is paid after the deferral period or (ii) the fifth anniversary of the deferral period, to issue specified alternative payment securities, which include but are not limited to Common Stock, to satisfy its obligation with respect to the deferred interest. In connection with the issuance of both series of notes, Prudential Financial entered into a RCC for the benefit of holders of the Company’s 6.625% Senior Notes due 2037. Under the RCC, Prudential Financial agreed that it will not repay, redeem, defease, or purchase these junior subordinated notes prior to June 15, 2048, unless it has received proceeds from the issuance of specified replacement capital securities, which include but are not limited to hybrid capital securities as well as Common Stock. The RCC will terminate upon the occurrence of certain events, including acceleration due to an event of default.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Medium-term Notes

Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of December 31, 2011, the outstanding balance of Medium-term notes was $14.1 billion, an increase of $1.1 billion from December 31, 2010, resulting primarily from $1.5 billion of issuances presented in the below table, partially offset by a maturity of $0.4 billion.

Issue Date	Face Value	Interest Rate	Maturity Date
	(in millions)
May 12, 2011	$500	3.000%	May 12, 2016
May 12, 2011	$300	5.625%	May 12, 2041
November 16, 2011	$400	4.500%	November 16, 2021
November 16, 2011	$325	5.800%	November 16, 2041

Retail Medium-term Notes

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2011, the outstanding balance of retail notes was $2.6 billion, a decrease of $154 million from December 31, 2010, resulting primarily from maturities and redemptions at the request of the Company.

Star and Edison Businesses Acquisition

On February 1, 2011, the Company completed the acquisition of the Star and Edison Businesses from AIG. In conjunction with this acquisition, the Company assumed ¥47.8 billion of long-term debt, of which ¥32.5 billion and ¥5.3 billion are scheduled to mature in 2014 and 2026, respectively, and ¥10 billion of debt has no stated maturity date. The carrying value of the debt at December 31, 2011, was $520 million. The Star and Edison Businesses hold $79 million of the Company’s medium-term notes. As a result, the acquisition of the Star and Edison Businesses by the Company resulted in a $79 million reduction of the Company’s consolidated long-term debt.

Other

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $12 million, by $5 million, and by $13 million for the years ended December 31, 2011, 2010, and 2009, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,315 million, $1,224 million and $1,168 million for the years ended December 31, 2011, 2010 and 2009, respectively. This includes interest expense of $17 million, $39 million and $93 million for the years ended December 31, 2011, 2010 and 2009, respectively, reported in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Notes 5 and 10 for further discussion.

Prudential Holdings, LLC Notes

On December 18, 2001, the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1,750 million in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Net proceeds from the IHC debt amounted to $1,727 million, of which, $1,218 million was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC, referred to as the DSCA, and constitutes collateral for the IHC debt. The balance in the DSCA was $764 million as of December 31, 2011.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	As of December 31,
	2011	2010
	(in millions)
Consolidated Statements of Financial Position:
Total assets	$401,559	$374,655

Total liabilities	$380,644	$354,409
Total member’s equity	20,906	20,223
Noncontrolling interests	9	23

Total equity	20,915	20,246

Total liabilities and equity	$401,559	$374,655

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Consolidated Statements of Operations:
Total revenues	$25,239	$23,959	$20,223
Total benefits and expenses	24,229	21,300	19,934

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,010	2,659	289
Net income	801	1,955	2,241
Less: Income (loss) attributable to noncontrolling interests	(13)	1	1

Net income attributable to Prudential Holdings, LLC.	$814	$1,954	$2,240

Consolidated Statements of Cash Flows:
Cash flows from operating activities	$3,465	$1,492	$3,065
Cash flows from (used in) investing activities	(4,741)	(3,684)	5,375
Cash flows used in financing activities	2,278	(1,367)	(9,389)
Effect of foreign exchange in cash and cash equivalents	(15)	(28)	9

Net increase (decrease) in cash and cash equivalents	$987	$(3,587)	$(940)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

At December 31, 2011, the Company was in compliance with all IHC debt covenants.

15.    EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2008	604.9	183.6	421.3	2.0
Common Stock issued(2)	36.9	0.0	36.9	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(3.9)	3.9	0.0

Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued(3)	18.3	0.0	18.3	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(3.4)	3.4	0.0

Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	19.8	(19.8)	0.0
Stock-based compensation programs(1)	0.0	(4.0)	4.0	0.0

Balance, December 31, 2011	660.1	192.1	468.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 17.
(2)	In June 2009, the Company issued 36,858,975 shares of Common Stock in a public offering at a price of $39.00 per share for net proceeds of $1.391 billion.
(3)	In November 2010, the Company issued 18,348,624 shares of Common Stock in a public offering at a price of $54.50 per share for net proceeds of $970 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any repurchases under the share repurchase program, including increased capital needs of the Company’s businesses due to opportunities for growth and acquisitions, as well as adverse market conditions. During 2011, the Company acquired 19.8 million shares of its Common Stock under this authorization at a total cost of $999.5 million.

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

The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2011, Prudential Insurance’s unassigned surplus was $5,070 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,184 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance (the “Department”) of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($8,160 million as of December 31, 2011) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, ($584 million for the year ended December 31, 2011), the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for the payment of the dividend.

The laws regulating dividends of Prudential Financial’s other insurance subsidiaries domiciled in other states and foreign jurisdictions are similar, but not identical, to New Jersey’s. Further, as a result of Gibraltar Life’s reorganization in 2001, in addition to regulatory restrictions, certain other restrictions precluded Gibraltar Life from paying common stock dividends to Prudential Financial. However, the Company anticipates that following the merger of Gibraltar, Star and Edison, the merged entity will be able to pay common stock dividends to Prudential Financial, subject to legal and regulatory restrictions.

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock was coupled with a shareholder right. The rights plan was not applicable to any Class B Stock. Each right initially entitled the holder to purchase one one-thousandth of a share of a series of Prudential

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right was $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2011 and 2010. The rights plan expired on December 18, 2011.

Comprehensive Income

The components of comprehensive income (loss) for the years ended December 31, are as follows:

	2011	2010	2009
	(in millions)
Net income (loss)	$3,738	$3,206	$3,090
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	233	486	292
Change in net unrealized investments gains (losses)(1)	2,490	2,634	7,905
Change in pension and postretirement unrecognized net periodic benefit (cost)	(182)	316	(645)

Other comprehensive income (loss), net of tax expense (benefit) of $1,312, $1,597, $3,707	2,541	3,436	7,552

Comprehensive income (loss)	6,279	6,642	10,642

Comprehensive (income) loss attributable to noncontrolling interests	(28)	(26)	41

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,251	$6,616	$10,683

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2008	$375	$(6,735)	$(983)	$(7,343)
Change in component during year	299	7,905	(645)	7,559

Impact of adoption of guidance for other-than- temporary impairments of debt securities(2)	0	(659)	0	(659)

Balance, December 31, 2009	674	511	(1,628)	(443)
Change in component during year	471	2,634	316	3,421

Balance, December 31, 2010	1,145	3,145	(1,312)	2,978
Change in component during year	277	2,490	(182)	2,585

Balance, December 31, 2011	$1,422	$5,635	$(1,494)	$5,563

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on the adoption of guidance for other-than-temporary impairments of debt securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $826 million, $1,623 million and $1,101 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus of Prudential Insurance amounted to $8,160 million and $8,364 million at December 31, 2011 and 2010, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, is as follows:

	2011			2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$3,568			$2,693			$3,396
Direct equity adjustment	24			36			43
Less: Income (loss) attributable to noncontrolling interests	72			11			(34)
Less: Earnings allocated to participating unvested share-based payment awards	47			35			39

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,473	480.2	$7.23	$2,683	466.8	$5.75	$3,434	444.6	$7.72

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$47			$35			$39
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	46			35			39
Stock options		2.9			3.0			1.6
Deferred and long-term compensation programs		0.5			0.5			0.6
Exchangeable Surplus Notes	17	5.1		17	5.1		5	1.4

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,491	488.7	$7.14	$2,700	475.4	$5.68	$3,439	448.2	$7.67

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2011, 2010 and 2009 was based on 6.5 million, 6.1 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the years ended December 31, 2011, 2010 and 2009, 10.8 million options, 10.5 million options and 13.2 million options, respectively, weighted for the portion of the period they were outstanding, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. These antidilutive options had a weighted average exercise price of $73.01 per share, $71.67 per share and $64.80 per share for the years ended December 31, 2011, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	2011			2010			2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$135			$480			$(287)
Less: Direct equity adjustment	24			36			43

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$111	2.0	$55.50	$444	2.0	$222.00	$(330)	2.0	$(165.00)

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

As of December 31, 2011, 22,119,775 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Compensation Costs

Compensation cost for employee stock options is based on the fair values estimated on the grant date, while compensation cost for non-employee stock options is re-estimated at each period-end through the vesting date, using the approach and assumptions described below. Compensation cost for restricted stock units and performance shares and units granted to employees is measured by the share price of the underlying Common Stock at the date of grant. Compensation cost for restricted stock shares and restricted stock units granted to non-employees is measured by the share price as of the balance sheet date for unvested shares and the share price at the vesting date for vested shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2011	2010	2009
Expected volatility	39.86%	44.41%	48.96%
Expected dividend yield	2.00%	1.10%	1.10%
Expected term	5.28 years	5.10 years	4.85 years
Risk-free interest rate	2.48%	2.34%	1.76%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, performance shares and performance units for the years ended December 31:

	2011		2010		2009
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$44	$16	$39	$14	$40	$14
Non-employee stock options	0	0	0	0	1	1
Employee restricted stock shares, and restricted stock units	83	30	80	29	83	30
Employee performance shares and units.	14	5	15	6	29	10
Non-employee restricted stock shares and restricted stock units	1	0	1	0	0	0

Total	$142	$51	$135	$49	$153	$55

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2011, 2010 and 2009 were de minimis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	16,879,169	$57.87	454,859	$52.76
Granted	3,370,226	25.48	0	0
Exercised	(636,869)	31.70	(11,580)	27.77
Forfeited	(77,980)	59.81	(5,368)	76.30
Expired	(241,382)	48.60	(10,019)	45.36

Outstanding at December 31, 2009	19,293,164	53.18	427,892	53.31
Granted	1,991,469	48.55	0	0
Exercised	(1,435,898)	33.24	(29,532)	30.27
Forfeited	(96,872)	41.39	(1,404)	75.36
Expired	(214,573)	60.94	(7,920)	40.06

Outstanding at December 31, 2010	19,537,290	54.15	389,036	55.25
Granted	2,252,768	63.91	0	0
Exercised	(1,999,391)	33.65	(100,635)	30.38
Forfeited	(98,286)	48.86	(969)	71.07
Expired	(357,059)	65.81	(16,444)	54.13

Outstanding at December 31, 2011	19,335,322	$57.22	270,988	$64.50

Vested and expected to vest at December 31, 2011	19,130,778	$57.18	270,988	$64.50

Exercisable at December 31, 2011	14,599,465	$59.15	270,988	$64.50

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $20.21, $18.00, and $9.83, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $49 million, $35 million, and $11 million, respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2011, 2010 and 2009 was $3 million, $1 million, and $0 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011 is as follows:

	December 31, 2011
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	5.01	$109	3.92	$1

Vested and expected to vest	4.96	$109	3.92	$1

Exercisable	4.03	$80	3.92	$1

Restricted Stock Shares, Restricted Stock Units, Performance Share Awards, and Performance Unit Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2008	4,690	$44.33	2,864,742	$76.87	862,519	$78.28
Granted	0	0	3,655,941	25.61	0	0
Forfeited	0	0	(118,236)	46.20	0	0
Performance adjustment(2)					(55,953)	76.15
Released	(4,690)	44.33	(1,208,434)	76.00	(234,814)	76.15

Restricted at December 31, 2009	0	0	5,194,013	41.69	571,752	79.36
Granted	0	0	1,801,337	48.56	316,988	58.71
Forfeited	0	0	(128,870)	37.10	(3,062)	58.71
Performance adjustment(2)					62,571	91.73
Released	0	0	(799,202)	85.70	(325,051)	91.73

Restricted at December 31, 2010	0	0	6,067,278	38.03	623,198	63.74
Granted(3)	0	0	1,599,673	63.39	301,204	50.12
Forfeited	0	0	(334,754)	49.40	(18,118)	60.87
Performance adjustment(2)					(219,808)	68.84
Released	0	0	(1,090,419)	58.35	(93,100)	68.04

Restricted at December 31, 2011(3)	0	$0	6,241,778	$40.37	593,376	$50.12

(1)	Performance share and performance unit awards reflect the target awarded, reduced for cancellations and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target for awards granted in 2010 and 2011, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(2)	Represents the change in shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.
(3)	For performance share and performance unit awards issued after 1/1/2010, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of 12/31/2011 is the value as of the Balance Sheet date.

The fair market value of employee restricted stock, restricted units and performance share and unit awards released for the years ended December 31, 2011, 2010 and 2009 was $75 million, $56 million and $34 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s non-employee restricted stock units is as follows:

	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2008	95,338	$30.26
Granted	33,902
Forfeited	(4,312)
Released	(77,768)

Restricted at December 31, 2009	47,160	49.76
Granted	30,711
Forfeited	(2,351)
Released	(6,729)

Restricted at December 31, 2010	68,791	58.71
Granted	20,020
Forfeited	(5,568)
Released	(6,859)

Restricted at December 31, 2011	76,384	$50.12

The fair market value of non-employee share awards released for the years ended December 31, 2011, 2010 and 2009 was $0 million, $0 million and $2 million, respectively.

The number of employee and non-employee restricted stock shares, restricted stock units, performance shares and performance units expected to vest at December 31, 2011 is 6,424,898.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2011 was $21 million with a weighted average recognition period of 1.64 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, performance shares and performance units as of December 31, 2011 was $73 million with a weighted average recognition period of 1.78 years.

Unrecognized compensation cost for non-employee stock options as of December 31, 2011 is zero as the options are fully expensed. Unrecognized compensation cost for non-employee restricted stock units as of December 31, 2011 was $1 million with a weighted average recognition period of 1.57 years.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2011, 2010 and 2009 was $18 million, $14 million and $2 million, respectively.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2011, 2010 and 2009 was $26 million, $18 million and $12 million, respectively.

Stock Purchase Plan

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code. Under the plan, eligible participants may purchase shares based upon

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Compensation cost for employees is recognized for each three-month period and is based on the grant date fair value of the discount received under the Employee Stock Purchase Plan. This fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2011, 2010 and 2009 was $12 million, $12 million and $17 million, respectively. The weighted average grant date fair value for employee shares recognized in compensation cost for the years ended December 31, 2011, 2010 and 2009 was $12.87, $13.06, and $10.05, respectively.

Compensation cost for non-employees is recognized for each three-month period and is based on the fair value of shares at the purchase date less the price the participant pays for the shares. Compensation costs recognized for non-employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2011, 2010 and 2009 was $1 million, $1 million and $2 million, respectively. The weighted average fair value for non-employee shares recognized in compensation cost for the years ended December 31, 2011, 2010 and 2009 was $8.44, $10.88 and $13.92 respectively.

Tax benefits are only recorded in the event of a disqualifying disposition. For the years ended December 31, 2011, 2010 and 2009, tax benefits realized upon disqualifying dispositions for both employees and non-employees were de minimis.

During the year ended December 31, 2011, 1,117,395 shares were purchased under the plan, including those shares purchased in January 2011 related to the October 1 to December 31, 2010 offering period. During the year ended December 31, 2010, 1,092,676 shares were purchased under the plan, including those shares purchased in January 2010 related to the October 1 to December 31, 2009 offering period. During the year ended December 31, 2009, 2,103,950 shares were purchased under the plan, including those shares purchased in January 2009 related to October 1 to December 31 2008 offering period. As of December 31, 2011, 20,803,744 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options, the release of restricted stock shares, restricted stock units, and performance shares, as well as for purchases under the stock purchase plan. Performance units will be settled in cash in the future.

As of December 31, 2011, the Company has not settled any equity instruments granted under share-based payment arrangements in cash.

18.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans, which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, service and earnings during their career.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2011 and 2010, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(9,198)	$(8,855)	$(2,129)	$(2,131)
Acquisition/Divestiture	(800)	20	3	0
Service cost	(218)	(178)	(11)	(11)
Interest cost	(486)	(469)	(110)	(113)
Acquisition/Divestiture	0	0	(26)	(23)
Medicare Part D subsidy receipts	0	0	(11)	(20)
Early retirement reinsurance program receipts.	0	0	(14)	0
Amendments	72	0	0	0
Actuarial gains/(losses), net	(1,047)	(225)	(184)	(42)
Settlements	30	0	0	0
Curtailments	22	16	0	0
Special termination benefits	(4)	(2)	0	0
Benefits paid	612	547	210	214
Foreign currency changes and other	(96)	(52)	(5)	(3)

Benefit obligation at end of period	$(11,113)	$(9,198)	$(2,277)	$(2,129)

Change in plan assets
Fair value of plan assets at beginning of period	$10,533	$9,591	$1,495	$1,519
Actual return on plan assets	1,616	1,368	5	152
Employer contributions	255	128	14	15
Plan participants’ contributions	0	0	26	23
Early retirement reinsurance program receipts.	0	0	14	0
Disbursement for settlements	(30)	0	0	0
Benefits paid	(612)	(547)	(210)	(214)
Acquisition/Divestiture	53	(3)	0	0
Foreign currency changes and other	(3)	(4)	0	0

Fair value of plan assets at end of period	$11,812	$10,533	$1,344	$1,495

Funded status at end of period	$699	$1,335	$(933)	$(634)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,389	$3,219	$0	$0
Accrued benefit liability	(2,690)	(1,884)	(933)	(634)

Net amount recognized	$699	$1,335	$(933)	$(634)

Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$1	$1
Prior service cost	(9)	87	(42)	(54)
Net actuarial loss	1,549	1,445	861	622

Net amount not recognized	$1,540	$1,532	$820	$569

Accumulated benefit obligation	$(10,616)	$(8,769)	$(2,277)	$(2,129)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($834 million and $860 million benefit obligation at December 31, 2011 and 2010, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust in 2010. As of December 31, 2011 and 2010, the assets in the trust had a carrying value of $404 million and $390 million, respectively.

The Company also maintains a separate rabbi trust established at the time of the combination of its retail securities brokerage and clearing operations with those of Wachovia for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($78 million and $74 million benefit obligation at December 31, 2011 and 2010, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2011 and 2010, the assets in the trust had a carrying value of $134 million and $124 million, respectively.

Pension benefits for foreign plans comprised 19% and 13% of the ending benefit obligation for 2011 and 2010, respectively. Foreign pension plans comprised 3% and 2% of the ending fair value of plan assets for 2011 and 2010. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2011	2010
	(in millions)
Projected benefit obligation	$2,785	$2,096
Fair value of plan assets	95	212

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2011	2010
	(in millions)
Accumulated benefit obligation	$2,582	$1,951
Fair value of plan assets	77	196

There were no purchases of annuity contracts in 2011 and 2010 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $18 million and $20 million as of December 31, 2011 and 2010, respectively.

There were pension plan amendments in 2011. The benefit obligation for pension benefits decreased by $72 million for changes in benefit structures for certain Japanese plans. There were no pension plan amendments in 2010. There were no postretirement plan amendments in 2011 and 2010.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$218	$178	$163	$11	$11	$10
Interest cost	486	469	462	110	113	116
Expected return on plan assets	(719)	(744)	(728)	(98)	(107)	(106)
Amortization of transition obligation	0	0	0	1	1	1
Amortization of prior service cost	23	24	26	(12)	(12)	(11)
Amortization of actuarial (gain) loss, net	40	41	31	36	39	41
Settlements	5	0	0	0	0	0
Curtailments	(18)	(6)	0	0	0	0
Special termination benefits	4	2	2	0	0	0

Net periodic (benefit) cost(1)	$39	$(36)	$(44)	$48	$45	$51

(1)	Includes net periodic (benefit) cost for pensions of ($18) million, ($4) million and $5 million for 2011, 2010 and 2009, respectively, that have been classified as discontinued operations.

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

Changes in Accumulated Other Comprehensive Income

The amounts recorded in “Accumulated other comprehensive income (loss)” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2009	$0	$109	$1,881	$1	$(65)	$663
Amortization for the period	0	(24)	(41)	(1)	12	(39)
Deferrals for the period	0	0	(399)	0	0	(3)
Impact of foreign currency changes and other	0	2	4	1	(1)	1

Balance, December 31, 2010	0	87	1,445	1	(54)	622

Amortization for the period	0	(23)	(40)	1	12	(36)
Deferrals for the period	0	(72)	150	0	0	277
Impact of foreign currency changes and other	0	(1)	(6)	(1)	0	(2)

Balance, December 31, 2011	$0	$(9)	$1,549	$1	$(42)	$861

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The amounts included in “Accumulated other comprehensive income (loss)” expected to be recognized as components of net periodic (benefit) cost in 2012 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$0	$0
Amortization of prior service cost	13	(12)
Amortization of actuarial (gain) loss, net	108	54

Total	$121	$42

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions
Discount rate (beginning of period)	5.60%	5.75%	6.00%	5.35%	5.50%	6.00%
Discount rate (end of period)	4.85%	5.60%	5.75%	4.60%	5.35%	5.50%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	7.00%	7.50%	7.50%	7.00%	7.50%	8.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	5.00-7.50%	5.00-7.50%	5.00-8.00%
Health care cost trend rates (end of period)	N/A	N/A	N/A	5.00-7.50%	5.00-7.50%	5.00-7.50%
For 2011, 2010 and 2009, the ultimate health care cost trend rate after gradual decrease until: 2017, 2015, 2014 (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2011, 2010 and 2009, the ultimate health care cost trend rate after gradual decrease until: 2017, 2017, 2015, (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2011 and December 31, 2010 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The portfolio is selected from a compilation of approximately 550 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation at December 31, 2011 and December 31, 2010. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2011 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2011. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2012. The expected long-term rate of return for 2012 is 6.75% and 7.00% for pension and postretirement, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$10
Increase in postretirement benefit obligation	199

One percentage point decrease
Decrease in total service and interest costs	$7
Decrease in postretirement benefit obligation	139

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2011 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	3%	14%	39%	51%
International Equities	2%	14%	1%	8%
Fixed Maturities	58%	74%	0%	51%
Short-term Investments	0%	13%	0%	55%
Real Estate	1%	8%	0%	0%
Other	0%	12%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2011 and December 31, 2010 for either the pension or postretirement plans. Pension plan assets of $8,262 million and $6,944 million are included in the Company’s separate account assets and liabilities as of December 31, 2011 and December 31, 2010, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$900	$0	$900
Common/collective trusts(1)	0	54	0	54

Subtotal				954
International Equities:
Pooled separate accounts(2)	0	33	0	33
Common/collective trusts(3)	0	186	0	186
United Kingdom insurance pooled funds(4)	0	68	0	68

Subtotal				287

Fixed Maturities:
Pooled separate accounts(5)	0	1,006	20	1,026
Common/collective trusts(6)	0	358	0	358
U.S. government securities (federal):
Mortgage-backed	0	4	0	4
Other U.S. government securities	0	2,031	0	2,031
U.S. government securities (state & other)	0	653	0	653
Non-U.S. government securities	0	25	0	25
United Kingdom insurance pooled funds(7)	0	176	0	176
Corporate Debt:
Corporate bonds(8)	0	3,712	12	3,724
Asset-backed	0	17	0	17
Collateralized Mortgage Obligations(CMO)(9)	0	639	0	639
Interest rate swaps (Notional amount: $559)	0	(21)	0	(21)
Guaranteed investment contract	0	18	0	18
Other(10)	46	2	62	110
Unrealized gain (loss) on investment of securities lending collateral(11)	0	(141)	0	(141)

Subtotal				8,619

Short-term Investments:
Pooled separate accounts	0	293	0	293
United Kingdom insurance pooled funds	0	6	0	6

Subtotal				299

Real Estate:
Pooled separate accounts(12)	0	0	318	318
Partnerships	0	0	105	105

Subtotal				423

Other:
Structured debt (Gateway Recovery Trust)	0	0	0	0
Partnerships	0	0	552	552
Hedge funds	0	0	678	678

Subtotal				1,230

Total	$46	$10,019	$1,747	$11,812

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$922	$0	$922
Common/collective trusts(1)	0	35	0	35
Other(10)	0	0	0	0

Subtotal				957
International Equities:
Pooled separate accounts(2)	0	24	0	24
Common/collective trusts(3)	0	191	0	191
United Kingdom insurance pooled funds(4)	0	77	0	77

Subtotal				292

Fixed Maturities:
Pooled separate accounts(5)	0	996	0	996
Common/collective trusts(6)	0	290	0	290
U.S. government securities (federal):
Mortgage-backed	0	4	0	4
Other U.S. government securities	0	1,806	0	1,806
U.S. government securities (state & other)	0	533	0	533
Non-U.S. government securities	0	24	0	24
United Kingdom insurance pooled funds(7)	0	104	0	104
Corporate Debt:
Corporate bonds(8)	0	3,043	10	3,053
Asset-backed	0	20	0	20
Collateralized Mortgage Obligations (CMO)(9)	0	739	0	739
Interest rate swaps (Notional amount: $412)	0	(23)	0	(23)
Guaranteed investment contract	0	17	0	17
Other(10)	101	9	(8)	102
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(123)	0	(123)

Subtotal				7,542
Short-term Investments:
Pooled separate accounts	0	32	0	32
United Kingdom insurance pooled funds	0	5	0	5

Subtotal				37

Real Estate:
Pooled separate accounts(12)	0	0	216	216
Partnerships	0	0	42	42
Other	0	0	0	0

Subtotal				258

Other:
Structured debt (Gateway Recovery Trust)	0	0	658	658
Partnerships	0	0	219	219
Hedge fund	0	0	570	570

Subtotal				1,447

Total	$101	$8,725	$1,707	$10,533

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.
(2)	This category invests in a large cap international equity funds whose objective is to track an index.
(3)	This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes.
(4)	This category invests in an international equity fund whose objective is to track an index.
(5)	This category invests in bond funds, primarily highly rated private placement securities.
(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.
(10)	Primarily cash and cash equivalents, short term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(11)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,289 million and the liability for securities lending collateral is $1,430 million.
(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index
(13)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,295 million and the liability for securities lending collateral is $1,418 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2011
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$0	$10	$(8)	$216
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	39
Relating to assets sold during the period	0	0	0	16
Purchases, sales and settlements	20	(1)	70	47
Transfers in and /or out of Level 3	0	3	0	0

Fair Value, end of period	$20	$12	$62	$318

	Year Ended December 31, 2011
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$42	$658	$219	$570
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	22	(20)
Relating to assets sold during the period	0	44	11	2
Purchases, sales and settlements	63	(702)	300	126
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$105	$0	$552	$678

	Year Ended December 31, 2010
	Fixed Maturities– Corporate Debt – Corporate Bonds	Fixed Maturities– Corporate Debt– CMO	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$1	$2	$120	$187
Actual Return on Assets:
Relating to assets still held at the reporting date	1	0	0	42
Relating to assets sold during the period	0	0	0	(2)
Purchases, sales and settlements	0	0	(128)	(11)
Transfers in and /or out of Level 3	8	(2)	0	0

Fair Value, end of period	$10	$0	$(8)	$216

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$48	$572	$280	$218
Actual Return on Assets:
Relating to assets still held at the reporting date	4	86	17	44
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	(10)	0	30	200
Transfers in and /or out of Level 3	0	0	(108)	108

Fair Value, end of period	$42	$658	$219	$570

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$439	$0	$439
Common trusts(2)	0	85	0	85
Equities	96	0	0	96

Subtotal				620

International Equities:
Variable Life Insurance Policies(3)	0	44	0	44
Common trusts(4)	0	15	0	15

Subtotal				59

Fixed Maturities:
Common trusts(5)	0	27	0	27
U.S. government securities (federal):
Mortgage-Backed	0	12	0	12
Other U.S. government securities	0	101	0	101
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	3	0	3
Corporate Debt:
Corporate bonds(6)	0	284	2	286
Asset-Backed	0	62	0	62
Collateralized Mortgage Obligations (CMO)(7)	0	144	0	144
Interest rate swaps (Notional amount: $560)	0	(4)	0	(4)
Other(8)	8	0	2	10
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0

Subtotal				644

Short-term Investments:
Variable Life Insurance Policies	0	1	0	1
Registered investment companies	20	0	0	20

Subtotal				21

Total	$124	$1,216	$4	$1,344

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies:
Pooled separate accounts(11)	$0	$449	$0	$449
Registered investment companies	0	0	0	0
Common trusts(2)	0	88	0	88
Equities	102	0	0	102

Subtotal				639

International Equities:
Variable Life Insurance Policies
Pooled separate accounts(3)	0	51	0	51
Common trusts(4)	0	17	0	17

Subtotal				68

Fixed Maturities:
Common trusts(5)	0	23	0	23
U.S. government securities (federal):
Mortgage-Backed	0	13	0	13
Other U.S. government securities	0	157	0	157
U.S. government securities (state & other)	0	2	0	2
Non-U.S. government securities	0	3	0	3
Corporate Debt:
Corporate bonds(6)	0	281	2	283
Asset-Backed	0	73	0	73
Collateralized Mortgage Obligations (CMO)(7)	0	201	0	201
Interest rate swaps (Notional amount: $322)	0	3	0	3
Other(8)	10	0	4	14
Unrealized gain (loss) on investment of securities lending collateral(10)	0	0	0	0

Subtotal				772

Short-term Investments:
Variable Life Insurance Policies
Pooled separate accounts	0	1	0	1
Registered investment companies	15	0	0	15

Subtotal				16

Total	$127	$1,362	$6	$1,495

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(9)	In 2011 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $78 million and the liability for securities lending collateral is $78 million.
(10)	In 2010 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $30 million and the liability for securities lending collateral is $30 million.
(11)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2011
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$2	$4
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0
Relating to assets sold during the period	0	0
Purchases, sales and settlements	0	(2)
Transfers in and /or out of Level 3	0	0

Fair Value, end of period	$2	$2

	Year Ended December 31, 2010
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– CMO	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$1	$2	$12
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	1	0	(8)
Transfers in and /or out of Level 3	0	(2)	0

Fair Value, end of period	$2	$0	$4

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2011	2010	2011	2010
Asset Category
U.S. Equities	8%	9%	46%	43%
International Equities	2	3	4	4
Fixed Maturities	73	72	48	52
Short-term Investments	2	0	2	1
Real Estate	4	2	0	0
Other	11	14	0	0

Total	100%	100%	100%	100%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefits	Other Postretirement Benefits	Other Postretirement Benefits–Medicare Part D Subsidy Receipts
	(in millions)
2012	$718	$195	$19
2013	648	196	20
2014	658	195	21
2015	662	193	21
2016	670	192	22
2017-2021	3,494	930	112

Total	$6,850	$1,901	$215

The Company anticipates that it will make cash contributions in 2012 of approximately $480 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2011 and 2010 was $34 million and $33 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $54 million, $52 million and $53 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2011	2010	2009
	(in millions)
Current tax expense (benefit)
U.S.	$73	$(728)	$(52)
State and local	2	12	7
Foreign	372	348	(71)

Total	447	(368)	(116)

Deferred tax expense (benefit)
U.S.	748	1,289	(619)
State and local	9	41	(7)
Foreign	395	341	680

Total	1,152	1,671	54

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	1,599	1,303	(62)
Income tax expense on equity in earnings of operating joint ventures	79	25	807
Income tax expense on discontinued operations	18	48	100
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	1,312	1,597	3,352
Impact on Company’s investment in Wachovia Securities due to addition of A.G. Edwards business	0	0	(59)
Stock-based compensation programs	(19)	1	22
Cumulative effect of changes in accounting principles	0	0	355

Total income taxes	$2,989	$2,974	$4,515

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income (loss) from domestic and foreign operations, for the years ended December 31, as follows:

	2011	2010	2009
	(in millions)
Domestic operations	$1,793	$2,410	$(218)
Foreign operations	$3,324	$1,982	$1,742

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2011	2010	2009
	(in millions)
Expected federal income tax expense	$1,791	$1,537	$533
Reversal of acquisition opening balance sheet deferred tax items	252	6	6
Non-taxable investment income	(247)	(214)	(177)
Uncertain tax positions and interest	(57)	9	(286)
Low income housing and other tax credits	(45)	(58)	(68)
Change in tax rate	29	69	0
Valuation allowance	8	29	0
Other	(132)	(75)	(70)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$1,599	$1,303	$(62)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Total income tax expense includes additional tax expense related to the utilization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“PGFL”) and the Star and Edison Businesses. The balance of additional tax expense to be recognized in the future related to the utilization of opening balance sheet deferred tax assets is as follows:

	PGFL	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$42	$678	$720
Additional tax expense recognized in the Statement of Operations:
2009	6	0	6
2010	6	0	6
2011	(28)	283	255

Subtotal	(16)	283	267
Additional tax expense (benefit) recognized in Other Comprehensive Income	17	(47)	(30)

Additional tax expense to be recognized in future periods	$41	$442	$483

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2011	2010
	(in millions)
Deferred tax assets
Insurance reserves	$1,883	$624
Policyholders’ dividends	1,817	938
Net operating and capital loss carryforwards	1,108	719
Employee benefits	582	321
Other	871	239

Deferred tax assets before valuation allowance	6,261	2,841
Valuation allowance	(393)	(386)

Deferred tax assets after valuation allowance	5,868	2,455

Deferred tax liabilities
Net unrealized investment gains	4,794	2,807
Deferred policy acquisition costs	4,378	4,474
Investments	2,155	337
Unremitted foreign earnings	1,368	579
Value of business acquired	1,225	308

Deferred tax liabilities	13,920	8,505

Net deferred tax liability	$(8,052)	$(6,050)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

A valuation allowance has been recorded related to tax benefits associated with state and local and foreign deferred tax assets. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance includes amounts recorded in connection with deferred tax assets at December 31, as follows:

	2011	2010
	(in millions)
Valuation allowance related to state and local deferred tax assets	$357	$297
Valuation allowance related to foreign operations deferred tax assets	$36	$89

The following table sets forth the federal, state and foreign operating and capital loss carryforwards for tax purposes, at December 31:

	2011	2010
	(in millions)
Federal net operating and capital loss carryforwards(1)	$1,112	$812
State net operating and capital loss carryforwards(2)	$6,106	$5,330
Foreign operating loss carryforwards(3)	$1,241	$405

(1)	Expires between 2020 and 2031.
(2)	Expires between 2012 and 2031.
(3)	$1,208 million expires between 2014 and 2020 and $33 million has an unlimited carryforward.

The Company does not provide U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its operations in Japan and certain operations in India, Germany, and Taiwan. In 2009, the Company sold its investment in its Mexican subsidiaries Prudential Financial Operadora de Sociedades de Inversion S.A. de C.V., Prudential Bank, S.A. Institucion de Banca, and Prudential Consultoria, S. De R.L. de C.V. Consequently, their earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale in “Income from discontinued operations, net of taxes.” In addition, in 2009, the Company determined, due to the then pending sale, that the earnings from certain of its Korean investment management subsidiaries would be repatriated to the U.S. Accordingly, earnings from those Korean investment management subsidiaries were not considered permanently reinvested and the Company recognized an income tax expense of $66 million associated with the expected repatriation of those earnings in “Income from discontinued operations, net of taxes.” During 2010, the Company made no material changes with respect to its repatriation assumptions. In 2011 the Company sold various foreign entities that were a part of the global commodities group and the relocation business. Consequently, their earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale of global commodities group in “Income from discontinued operations, net of taxes” and income tax benefit of $11 million related to the sale of the relocation business.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes permanent reinvestment, for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2011	2010	2009
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming permanent reinvestment)	$2,145	$2,050	$1,710

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s unrecognized tax benefits for the periods indicated are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in millions)
Amounts as of December 31, 2008	$387	$288	$675
Increases in unrecognized tax benefits taken in prior period	0	31	31
(Decreases) in unrecognized tax benefits taken in prior period	(21)	(26)	(47)
Settlements with taxing authorities	0	65	65
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(214)	0	(214)

Amounts as of December 31, 2009	152	358	510
Increases in unrecognized tax benefits taken in prior period	0	44	44
(Decreases) in unrecognized tax benefits taken in prior period	0	(2)	(2)
Settlements with taxing authorities	0	0	0

Amounts as of December 31, 2010	152	400	552
Increases in unrecognized tax benefits taken in prior period	0	96	96
(Decreases) in unrecognized tax benefits taken in prior period	(152)	0	(152)
Settlements with taxing authorities	0	(406)	(406)

Amounts as of December 31, 2011	$0	$90	$90

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$152	$109	$261

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2010	$152	$109	$261

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2011	$0	$38	$38

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2011	2010	2009
	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$13	$7	$(70)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$28	$72	$65

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Federal statute of limitations for the 2002 tax year expired on April 30, 2009. The Federal statute of limitations for the 2003 tax year expired on July 31, 2009. The Federal statute of limitations for the 2004 through 2007 tax years will expire in June 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination.

During 2004 through 2006, the Company entered into two transactions that involved, among other things, the payment of foreign income taxes that were credited against the Company’s U.S. tax liability. On May 23, 2011, the IRS issued notices of proposed adjustments disallowing the foreign tax credits claimed and related transaction expenses. The total amount of the proposed adjustments for the transactions was approximately $200 million of tax and penalties. During the fourth quarter of 2011, the Company reached agreement with the IRS on the resolution of the proposed foreign tax credits disallowance. The impact to the 2011 results attributable to the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

settlement was an increase to tax expense of approximately $93 million. The settlement of the foreign tax credit transactions for 2004 through 2006 marked the conclusion of the IRS audits for those years. As a result, all unrecognized tax positions plus interest relating to tax years prior to 2007 were recognized in 2011. As such, 2011 benefited from a reduction to the liability for unrecognized tax benefits of $70 million, including the impact from the foreign tax credit disallowance.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009, 2010 or 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s 2009, 2010 or 2011 results.

For tax years 2007 through 2011, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, the Tokyo Regional Taxation Bureau (“TRTB”) concluded a routine tax audit of the tax returns of Prudential Life Insurance Company Ltd. for its tax years ended March 31, 2004 to March 31, 2008. During 2011 the TRTB concluded a routine tax audit of the tax returns of Edison Life Insurance Company Ltd. for its tax years ended March 31, 2009 to March 31, 2010. These activities had no material impact on the Company’s 2009, 2010 or 2011 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2009, a local district office in the South Korean tax authority concluded a routine tax audit of the local taxes for tax years ended March 31, 2004 through March 31, 2007 of Prudential Life Insurance Company of Korea, Ltd. (“POK”). During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ended March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2009, 2010 or 2011 results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third party pricing information or quotes received and apply internally-developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2011 and 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,038	$66	$	$15,104
Obligations of U.S. states and their political subdivisions	0	3,055	0		3,055
Foreign government bonds	0	76,962	25		76,987
Corporate securities	12	125,411	1,450		126,873
Asset-backed securities	0	8,165	2,528		10,693
Commercial mortgage-backed securities	0	11,935	145		12,080
Residential mortgage-backed securities	0	9,840	16		9,856

Subtotal	12	250,406	4,230		254,648
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9		186
Obligations of U.S. states and their political subdivisions	0	284	0		284
Foreign government bonds	0	655	0		655
Corporate securities	0	10,927	109		11,036
Asset-backed securities	0	1,010	357		1,367
Commercial mortgage-backed securities	0	2,226	21		2,247
Residential mortgage-backed securities	0	1,842	2		1,844
Equity securities	769	122	20		911
Short-term investments and cash equivalents	684	267	0		951

Subtotal	1,453	17,510	518		19,481

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	502	39			555
Asset-backed securities	0	593	59			652
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	305	40	1,276			1,621
All other (2)	15	13,547	93		(11,222)	2,433

Subtotal	336	14,948	1,483		(11,222)	5,545
Equity securities, available for sale	5,004	2,171	360			7,535
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	193	(11)	1,110			1,292
Short-term investments	5,506	3,254	0			8,760
Cash equivalents	2,667	6,762	0			9,429
Other assets	3	86	9			98

Subtotal excluding separate account assets	15,174	295,640	7,796		(11,222)	307,388
Separate account assets (3)	40,319	158,703	19,358			218,380

Total assets	$55,493	$454,343	$27,154		$(11,222)	$525,768

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

	As of December 31, 2010(4)
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,298	$0	$	$11,298
Obligations of U.S. states and their political subdivisions	0	2,231	0		2,231
Foreign government bonds	0	50,212	27		50,239
Corporate securities	5	97,025	1,187		98,217
Asset-backed securities	0	9,238	1,753		10,991
Commercial mortgage-backed securities	0	11,907	130		12,037
Residential mortgage-backed securities	0	9,947	23		9,970

Subtotal	5	191,858	3,120		194,983
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0		266
Obligations of U.S. states and their political subdivisions	0	182	0		182
Foreign government bonds	0	569	0		569
Corporate securities	0	10,036	82		10,118
Asset-backed securities	0	804	226		1,030
Commercial mortgage-backed securities	0	2,402	5		2,407
Residential mortgage-backed securities	0	1,345	18		1,363
Equity securities	935	200	4		1,139
Short-term investments and cash equivalents	606	91	0		697

Subtotal	1,541	15,895	335		17,771

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2010(4)
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	96	0			96
Obligations of U.S. states and their political subdivisions	118	0	0			118
Foreign government bonds	1	24	0			25
Corporate securities	14	269	35			318
Asset-backed securities	0	607	54			661
Commercial mortgage-backed securities	0	84	19			103
Residential mortgage-backed securities	0	163	18			181
Equity securities	393	142	26			561
All other (2)	33	7,899	134		(5,904)	2,162

Subtotal	559	9,284	286		(5,904)	4,225
Equity securities, available-for-sale	4,458	2,928	355			7,741
Commercial mortgage and other loans	0	136	212			348
Other long-term investments	37	129	768			934
Short-term investments	3,307	1,669	0			4,976
Cash equivalents	2,475	6,661	0			9,136
Other assets	2,785	0	9			2,794

Subtotal excluding separate account assets	15,167	228,560	5,085		(5,904)	242,908
Separate account assets (3)	43,273	148,711	15,792			207,776

Total assets	$58,440	$377,271	$20,877		$(5,904)	$450,684

Future policy benefits	$0	$0	$(204)	$		$(204)
Other liabilities	1	6,736	3		(5,712)	1,028

Total liabilities	$1	$6,736	$(201)		$(5,712)	$824

(1)	“Netting” amounts represent cash collateral of $3,369 million and $192 million as of December 31, 2011 and December 31, 2010 and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Primarily represents derivative assets.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by the Company’s customers and policyholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of December 31, 2011 and 2010 over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. The fair value of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds.

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

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk, liquidity and other factors.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g., individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. The input values for look-back equity options are derived from observable market indices (e.g., interest rates, dividend yields and equity indices), and unobservable model-specific input values including certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Assets and Other Liabilities—Other assets carried at fair value as of December 31, 2010 include U.S. Treasury bills held within the Company’s former global commodities business whose fair values are based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. As a result, they are reported in the Level 1 hierarchy. Other Liabilities as of both December 31, 2011 and 2010, respectively, include derivative instruments for which fair values are determined as described above under “Derivative Instruments.”

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

The Company is also required to incorporate the market-perceived risk of its own non-performance (“NPR”) in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or contra-liability appropriately takes into takes into consideration its NPR. To reflect NPR, the Company incorporates an additional credit spread over LIBOR rates into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2011 generally ranged from 150 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those individual living benefit contracts in a liability position and not to those in a contra-liability position.

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

As of December 31, 2011, the value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before NPR, was a net liability of $8,341 million. This net liability was comprised of $8,555 million of individual living benefit contracts in a liability position, net of $214 million of individual living benefit contracts in a contra-liability position. As of December 31, 2011, the Company’s adjustment for NPR resulted in a $5,509 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional credit spread over LIBOR rates the Company incorporated

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

into the discount rate used in the valuations of those embedded derivatives in a liability position. Significant declines in risk-free interest rates and the impact of account value performance in 2011 drove an increase in the embedded derivative liability associated with the optional living benefit features of the Company’s variable annuity products as of December 31, 2011. These factors, as well as an overall widening of the spreads used in valuing NPR, which reflect the financial strength ratings of the Company’s insurance subsidiaries, also drove offsetting increases in the NPR adjustment. Partially offsetting these items was a $506 million charge relating to a refinement to the calculation of the NPR that the Company implemented in the fourth quarter of 2011, which incorporates a floor to the illiquidity risk premium reduction at a percentage of the credit spread.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made for the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for that day. If an adjustment is made in the reporting period, these Separate Accounts are classified as Level 2. When an adjustment is not made, they are classified as Level 1. This type of adjustment was not made at December 31, 2011 or at December 31, 2010. This adjustment was made at December 31, 2009, as a result, for the year ended December 31, 2010, $3.4 billion of transfers from Level 2 to Level 1 occurred for these Separate Account assets on a net basis.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2011, as well as the portion of gains or losses included in income for the year ended December 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011.

	Year Ended December 31, 2011
	Fixed Maturities Available- For-Sale- U.S. Government Authorities	Fixed Maturities Available- For-Sale- Foreign Government Bonds	Fixed Maturities- Available For-Sale- Corporate Securities	Fixed Maturities Available- For-Sale- Asset-Backed Securities	Fixed Maturities Available- For-Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(31)	38	(41)	0
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	2	(139)	(14)	8	(1)
Net investment income	0	0	9	24	(1)	0
Purchases	66	0	556	1,473	5	1
Sales	0	(1)	(144)	(558)	(30)	(1)
Issuances	0	0	33	0	0	0
Settlements	0	0	(387)	(373)	(36)	(5)
Foreign currency translation	0	0	7	54	8	0
Other(1)	0	0	143	502	31	(1)
Transfers into Level 3(2)	0	0	893	252	76	0
Transfers out of Level 3(2)	0	(3)	(677)	(623)	(5)	0

Fair Value, end of period	$66	$25	$1,450	$2,528	$145	$16

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Fixed Maturities Available- For-Sale- U.S. Government Authorities	Fixed Maturities Available- For-Sale- Foreign Government Bonds	Fixed Maturities- Available For-Sale- Corporate Securities	Fixed Maturities Available- For-Sale- Asset-Backed Securities	Fixed Maturities Available- For-Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities
	(in millions)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(39)	$7	$(55)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$2	$(63)	$(4)	$13	$(1)

	Year Ended December 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset-Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	6	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	3	0	0
Purchases	9	72	305	10	0
Sales	0	(11)	(23)	0	0
Issuances	0	0	0	0	0
Settlements	0	(39)	(97)	(3)	(1)
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	15	0	(15)
Transfers into Level 3(2)	0	43	0	19	0
Transfers out of Level 3(2)	0	(44)	(72)	(10)	0

Fair Value, end of period	$9	$109	$357	$21	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$4	$(1)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset-Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	(6)	1	(3)	2	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	2	2	0
Purchases	5	10	0	0	0
Sales	(45)	(7)	(18)	(13)	(2)
Issuances	0	0	0	0	0
Settlements	(15)	0	(9)	(2)	(1)
Foreign currency translation	1	0	5	1	1
Other(1)	0	(1)	2	13	(14)
Transfers into Level 3(2)	76	1	39	5	0
Transfers out of Level 3(2)	0	0	(13)	(13)	0

Fair Value, end of period	$20	$39	$59	$14	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$(8)	$1	$(6)	$(1)	$0

	Year Ended December 31, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(31)	(16)	15	2
Asset management fees and other income	(63)	3	0	0	(1)
Included in other comprehensive income (loss)	0	0	27	0	0
Net investment income	0	0	0	0	(27)
Purchases	34	0	63	0	280
Sales	(62)	0	(66)	0	(25)
Issuances	0	0	0	0	0
Settlements	(111)	(18)	(46)	(141)	(168)
Foreign currency translation	24	0	75	0	14
Other(1)	1,302	0	(853)	0	267
Transfers into Level 3(2)	126	5	823	0	0
Transfers out of Level 3(2)	0	0	(2)	0	0

Fair Value, end of period	$1,276	$93	$360	$86	$1,110

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(25)	$15	$2
Asset management fees and other income	$(72)	$3	$0	$0	$24
Included in other comprehensive income (loss)	$0	$0	$47	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(2,554)	(16)
Asset management fees and other income	0	0	0	0
Interest credited to policyholders’ account	0	2,868	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	3,111	0	0
Sales	0	(1,462)	0	0
Issuances	0	3	(506)	(284)
Settlements	0	(1,156)	(1)	18
Foreign currency translation	0	0	1	0
Other(1)	0	0	(30)	0
Transfers into Level 3(2)	0	864	0	0
Transfers out of Level 3(2)	0	(662)	0	0

Fair Value, end of period	$9	$19,358	$(2,886)	$(285)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,566)	$(17)
Asset management fees and other income	$0	$0	$0	$0
Interest credited to policyholders’ account	$0	$1,823	$0	$0

(1)	Other includes reclassifications of certain assets between reporting categories and assets acquired from the Star and Edison Businesses.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers—As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale, Trading Account Assets Supporting Insurance Liabilities—Equity Securities and Other Trading Account Assets—Equity Securities. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities Available- For-Sale- Foreign Government Bonds	Fixed Maturities Available- For-Sale- Corporate Securities	Fixed Maturities Available- For-Sale- Asset- Backed Securities	Fixed Maturities Available- For-Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	(55)	(142)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	101	158	39	0
Net investment income	0	12	(18)	(1)	1
Purchases, sales, issuances, and settlements	0	(208)	392	(46)	(6)
Foreign currency translation	0	0	2	3	0
Other(1)	0	9	1	48	(48)
Transfers into Level 3(2)	0	547	131	8	2
Transfers out of Level 3(2)	(20)	(149)	(5,221)	(84)	(30)

Fair Value, end of period	$27	$1,187	$1,753	$130	$23

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(64)	$(148)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$109	$147	$42	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$83	$281	$5	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	(1)	1	3	1
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	1	1	0	0
Purchases, sales, issuances, and settlements	(36)	185	(1)	(3)
Foreign currency translation	0	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	72	9	31	0
Transfers out of Level 3(2)	(37)	(251)	(33)	0

Fair Value, end of period	$82	$226	$5	$18

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$(3)	$1	$5	$1

	Year Ended December 31, 2010
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$3	$34	$97	$27	$12
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	2	11	6	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	2	1	1
Purchases, sales, issuances, and settlements	(1)	3	(76)	(15)	(6)
Foreign currency translation	0	0	3	2	2
Other(1)	0	(2)	5	(2)	2
Transfers into Level 3(2)	0	0	21	6	9
Transfers out of Level 3(2)	0	(2)	(9)	(6)	(5)

Fair Value, end of period	$4	$35	$54	$19	$18

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$2	$9	$4	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$24	$297	$393	$338	$498
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(67)	24	23	(5)
Asset management fees and other income	(1)	5	0	0	62
Included in other comprehensive income (loss)	0	0	(19)	0	0
Net investment income	0	0	0	0	2
Purchases, sales, issuances, and settlements	5	(98)	(56)	(149)	211
Foreign currency translation	0	0	11	0	0
Other(1)	0	(3)	0	0	0
Transfers into Level 3(2)	0	0	3	0	0
Transfers out of Level 3(2)	(2)	0	(1)	0	0

Fair Value, end of period	$26	$134	$355	$212	$768

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(67)	$(29)	$22	$(6)
Asset management fees and other income	$0	$5	$0	$0	$46
Included in other comprehensive income (loss)	$0	$0	$26	$0	$0

	Year Ended December 31, 2010
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$27	$13,052	$(55)	$(429)	$(6)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	570	0	1
Asset management fees and other income	(7)	0	0	0	0
Interest credited to policyholders’ account balances	0	2,129	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances, and settlements	(11)	851	(311)	429	2
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	171	0	0	0
Transfers out of Level 3(2)	0	(411)	0	0	0

Fair Value, end of period	$9	$15,792	$204	$0	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$522	$0	$1
Asset management fees and other income	$(7)	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$1,081	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclassifications of certain assets between reporting categories.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position. Includes reclassifications to conform to current period presentation.

Transfers—Transfers out of Level 3 for Fixed Maturities Available-for-Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities include $4,974 million and $222 million, respectively, for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company. The market for asset-backed securities was deemed inactive in 2009. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009, attributable to unrealized gains or losses related to those assets and liabilities still held at year ended December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities Available- For-Sale- Foreign Government Bonds	Fixed Maturities Available- For-Sale- Corporate Securities	Fixed Maturities Available- For-Sale- Asset- Backed Securities	Fixed Maturities Available- For-Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$30	$932	$1,013	$66	$228
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(99)	(696)	(28)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	6	104	2,334	(3)	1
Net investment income	0	15	56	5	1
Purchases, sales, issuances, settlements	138	(511)	(1,591)	(20)	32
Foreign currency translation	0	1	14	21	0
Other(1)	0	(23)	0	0	0
Transfers into Level 3(2)	11	889	5,305	264	0
Transfers out of Level 3(2)	(138)	(406)	(72)	0	(158)

Fair Value, end of period	$47	$902	$6,363	$305	$104

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(103)	$(695)	$(30)	$0
Asset management fees and other income	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$6	$96	$2,277	$(8)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities- Foreign Government Bonds	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset-Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$75	$35	$6	$28
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	20	59	(1)	3
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	2	0	0	0
Purchases, sales, issuances, settlements	12	(72)	(68)	0	(4)
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	229	266	0	0
Transfers out of Level 3(2)	(12)	(171)	(11)	0	(7)

Fair Value, end of period	$0	$83	$281	$5	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$16	$47	$(1)	$3

	Year Ended December 31, 2009
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset-Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$1	$38	$30	$2	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	2	(1)	(34)	(9)	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	1	1	1
Purchases, sales, issuances, settlements	0	6	827	4	0
Foreign currency translation	0	0	2	2	0
Other(1)	0	(11)	36	0	0
Transfers into Level 3(2)	0	2	26	30	11
Transfers out of Level 3(2)	0	0	(791)	(3)	(3)

Fair Value, end of period	$3	$34	$97	$27	$12

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$2	$1	$(38)	$(10)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2009
	Other Trading Account Assets– Equity Securities	Other Trading Account Assets– All Other Activity	Equity Securities Available– For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$19	$1,304	$325	$56	$1,015
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(338)	(8)	(74)	5
Asset management fees and other income	1	27	0	0	(81)
Included in other comprehensive income (loss)	0	0	74	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances, settlements	0	(701)	(30)	(58)	155
Foreign currency translation	(1)	0	21	0	0
Other(1)	6	5	14	0	(594)
Transfers into Level 3(2)	0	0	12	414	(2)
Transfers out of Level 3(2)	(1)	0	(15)	0	0

Fair Value, end of period	$24	$297	$393	$338	$498

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(338)	$(21)	$(70)	$5
Asset management fees and other income	$2	$3	$0	$0	$(70)
Included in other comprehensive income (loss)	$0	$0	$73	$0	$0

	Year Ended December 31, 2009
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$26	$19,780	$(3,229)	$(324)	$(139)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	3,313	0	77
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(7,368)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases, sales, issuances, settlements	1	479	(139)	(429)	56
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	324	0
Transfers into Level 3(2)	0	559	0	0	0
Transfers out of Level 3(2)	0	(398)	0	0	0

Fair Value, end of period	$27	$13,052	$(55)	$(429)	$(6)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$3,208	$0	$77
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(7,582)	$0	$0	$0

(1)	Other represents the impact of consolidation or deconsolidation of funds and reclassifications of certain assets between reporting categories.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 for Fixed Maturities Available-for-Sale—Asset-Backed securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed securities include $4,583 million and $188 million, respectively for the year ended December 31, 2009, resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages was an inactive market. Transfers into Level 3 for Fixed Maturities, Available-for-Sale—Commercial Mortgage-Backed securities for the year ended December 31, 2009 is primarily the result of over-riding the third party pricing information downward with internally-developed valuations for certain securities held in the Japanese insurance operations portfolio. Transfers into Level 3 for Commercial Mortgage and Other Loans for the year ended December 31, 2009 is primarily due to downward credit migration of these loans. The downgrade in loans has resulted in the utilization of higher credit spreads, that are internally-developed and not observable in the market place. This increase in credit spreads is now considered a significant input in the fair value calculation for these loans. Transfers out of Level 3 for Other Trading Account Assets—Asset-Backed securities were primarily the result of the use of third party pricing for the securities purchased under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”). In the first quarter of 2009, these assets were valued internally using a model.

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

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,383	$5	$		$12,398
Currency	0	219	0			219
Credit	0	56	1			57
Currency/Interest Rate	0	562	0			562
Equity	149	365	83			597
Netting(1)					(11,222)	(11,222)

Total derivative assets	$159	$13,585	$89		$(11,222)	$2,611

Derivative liabilities:
Interest Rate	$9	$6,587	$6	$		$6,602
Currency	0	297	0			297
Credit	0	130	0			130
Currency/Interest Rate	0	928	0			928
Equity	0	246	0			246
Netting(1)					(7,854)	(7,854)

Total derivative liabilities	$9	$8,188	$6		$(7,854)	$349

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$17	$5,268	$0	$		$5,285
Currency	7	1,054	0			1,061
Credit	0	91	0			91
Currency/Interest Rate	0	544	0			544
Equity	1	392	126			519
Commodity	144	235	0			379
Netting (1)					(5,904)	(5,904)

Total derivative assets	$169	$7,584	$126		$(5,904)	$1,975

Derivative liabilities:
Interest Rate	$18	$4,038	$12	$		$4,068
Currency	0	1,108	0			1,108
Credit	0	116	0			116
Currency/Interest Rate	0	1,068	0			1,068
Equity	0	174	0			174
Commodity	0	314	0			314
Netting (1)					(5,712)	(5,712)

Total derivative liabilities	$18	$6,818	$12		$(5,712)	$1,136

(1)	“Netting” amounts represent cash collateral of $3,369 million and $192 million as of December 31, 2011 and 2010, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2011, as well as the portion of gains or losses included in income for the year ended December 31, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011.

	Year Ended December 31, 2011
	Derivative Assets– Equity	Derivative Assets– Credit	Derivative Liabilities– Interest Rate
	(in millions)
Fair Value, beginning of period	$126	$0	$(12)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(29)	1	11
Asset management fees and other income	0	0	0
Settlements	(14)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$83	$1	$(1)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(29)	$1	$11
Asset management fees and other income	$0	$0	$0

	Year Ended December 31, 2010
	Derivative Assets– Equity	Derivative Liabilities– Credit	Derivative Liabilities– Interest Rate
	(in millions)
Fair Value, beginning of period	$288	$(6)	$(4)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(80)	6	(8)
Asset management fees and other income	0	0	0
Purchases, sales, issuances and settlements	(82)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$126	$0	$(12)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(80)	$6	$(8)
Asset management fees and other income	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments resulted in $7 million of losses being recorded for the year ended December 31, 2011 on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2011 was $110 million. Similar losses on commercial mortgage loans of $73 million and $200 million were recorded for the years ended December 31, 2010 and 2009, respectively. The adjustments were based on either discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and were classified as Level 3 in the hierarchy. The fair value measurements were classified as Level 3 in the valuation hierarchy. The inputs utilized for these valuations are pricing indicators from the whole loan market, which the Company considers its principal market for these loans.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Impairments of $8 million, $6 million and $55 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively, on certain cost method investments. In addition, impairments of $2 million, $4 million and $12 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively, on certain equity method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Impairments of $9 million, $6 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively, were recorded for mortgage servicing rights. The impairments were based on internal models and were classified as Level 3 in the hierarchy. In addition, impairments of $22 million and $7 million for the years ended December 31, 2011 and 2009, respectively, were recorded for real estate investments, some of which were classified as discontinued operations. The impairments were based on appraisal values or purchase agreements and were classified as Level 3 in the hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and other liabilities, where the fair value option has been elected.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$1	$6	$(69)
Other changes in fair value	4	3	0
Other long-term investments:
Changes in fair value	(5)	18	0
Liabilities:
Other liabilities:
Changes in fair value	0	0	0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $12 million, $22 million and $37 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $603 million and $598 million, respectively, as of December 31, 2011, and $364 million and $393 million, respectively, as December 31, 2010. As of December 31, 2011, such loans that were in nonaccrual status had fair values of $21 million and aggregate contractual principal amounts of $23 million. None of the loans where the fair value option has been elected are more than 90 days past due and still accruing.

The fair value of other long-term investments were $366 million and $258 million as of December 31, 2011 and 2010, respectively.

The fair value and aggregate contractual principal amounts of other liabilities, for which the fair value option has been elected, were $282 million and $294 million, respectively, as of December 31, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available-for-sale, trading account assets supporting insurance liabilities, other trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, investment contracts included in separate account liabilities, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 21 for a discussion of derivative instruments.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$5,107	$5,354	$5,226	$5,477
Commercial mortgage and other loans(1)	35,431	37,741	31,831	33,129
Policy loans	11,559	14,858	10,667	12,781
Liabilities:
Policyholders’ account balances—investment contracts	$102,245	$103,184	$77,254	$78,757
Short-term and long-term debt(1)	26,958	28,174	25,635	27,094
Debt of consolidated VIEs(1)	524	493	382	265
Bank customer liabilities	1,730	1,745	1,752	1,773

(1)	Includes items carried at fair value under the fair value option.

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, held-to-maturity

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

Commercial Mortgage and Other Loans

The fair value of commercial mortgage loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Foreign Government Bond rate (for non-U.S. dollar-denominated loans) adjusted for appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spread and a significant component of the pricing

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

input, are based upon an internally-developed methodology. The internally derived credit spreads take into account public corporate bond spreads of similar quality and maturity, public commercial mortgage-backed securities spreads, third-party mortgage loan survey spreads and other relevant market information such as pricing indications from market participants on new originations, and where applicable adjustments for property types and locations.

The fair value of certain commercial mortgage loans, for which a discounted cash flow model is not appropriate, is based on internally-developed values that incorporate various factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates, and credit risk.

The fair value of the other loans, which include collateralized and uncollateralized loans, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Foreign Government Bond rate (for non-U.S. dollar-denominated loans) or other observable inputs, such as local market swap rates and credit default swap spreads, adjusted for an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon, and the weighted average life of the loans.

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

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the debt of consolidated VIEs, these fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

21.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies used in a non-dealer or broker capacity

Interest Rate Contracts

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investments operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or a basket of names in a first to default structure, and in return receives a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Other Contracts

TBAs. The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs can provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

Loan Commitments. In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, origination income or expense, and the value of service rights. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 15 for a further discussion of these loan commitments.

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

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

Synthetic Guarantees. The Company sells fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives, recorded at fair value and classified as interest rate derivatives.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $2,611 million and $1,975 million as of December 31, 2011 and December 31, 2010, respectively, and total derivative liabilities of $349 million and $1,136 million as of December 31, 2011 and December 31, 2010, respectively, reflected in the Consolidated Statement of Financial Position.

	December 31, 2011			December 31, 2010
Primary Underlying/ Instrument Type	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$5,048	$62	$(468)	$6,436	$109	$(428)
Foreign Currency
Foreign Currency Forwards	753	6	(4)	1,087	25	(6)
Currency/Interest Rate
Foreign Currency Swaps	4,807	227	(438)	3,521	83	(449)

Total Qualifying Hedges	$10,608	$295	$(910)	$11,044	$217	$(883)

Non-Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$107,560	$9,357	$(3,084)	$93,033	$3,712	$(2,102)
Interest Rate Futures	6,192	10	(9)	6,834	17	(18)
Interest Rate Options	601	13	(3)	655	15	(3)
Interest Rate Forwards	2,139	6	0	159	0	0
Synthetic GIC’s	46,844	4	0	24,019	2	(1)
Foreign Currency
Foreign Currency Forwards	16,228	176	(335)	10,645	219	(396)
Foreign Currency Options	98	23	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	5,390	224	(399)	5,047	192	(381)
Credit
Credit Default Swaps	3,298	58	(130)	3,004	91	(114)
Equity
Equity Futures	2	149	0	1	1	0
Equity Options	14,951	415	(66)	22,622	527	(23)
Total Return Swaps	6,797	34	(175)	3,381	0	(152)

Total Non-Qualifying Hedges	$210,100	$10,469	$(4,201)	$169,400	$4,776	$(3,190)

Total Derivatives(1)	$220,708	$10,764	$(5,111)	$180,444	$4,993	$(4,073)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,131 million as of December 31, 2011 and a net liability of $70 million as of December 31, 2010, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(122)	$(113)	$0	$8	$56	$0
Currency	28	(5)	0	0	0	0

Total fair value hedges	(94)	(118)	0	8	56	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	(4)
Currency/Interest Rate	0	(14)	22	0	0	180

Total cash flow hedges	0	(14)	22	(19)	(1)	176

Net investment hedges
Currency(2)	(9)	0	6	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	(23)

Total net investment hedges	(9)	0	6	0	0	(29)

Non-qualifying hedges
Interest Rate	5,133	0	0	0	0	0
Currency	125	0	0	0	0	0
Currency/Interest Rate	(4)	0	0	0	0	0
Credit	(38)	0	0	0	0	0
Equity	(318)	0	0	0	0	0
Embedded Derivatives	(2,579)	0	0	0	0	0

Total non-qualifying hedges	2,319	0	0	0	0	0

Total	$2,216	$(132)	$28	$(11)	$55	$147

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(71)	$(148)	$0	$15	$68	$0
Currency	100	(5)	0	0	0	0

Total fair value hedges	29	(153)	0	15	68	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(3)	(12)
Currency/Interest Rate	0	(9)	10	0	0	68

Total cash flow hedges	0	(9)	10	(19)	(3)	56

Net investment hedges
Currency(2)	0	0	0	0	0	(71)
Currency/Interest Rate	0	0	0	0	0	(129)

Total net investment hedges	0	0	0	0	0	(200)

Non-qualifying hedges
Interest Rate	1,952	0	0	0	0	0
Currency	(205)	0	0	0	0	0
Currency/Interest Rate	(17)	0	0	0	0	0
Credit	(101)	0	0	0	0	0
Equity	(1,115)	0	0	0	0	0
Embedded Derivatives	637	0	0	0	0	0

Total non-qualifying hedges	1,151	0	0	0	0	0

Total	$1,180	$(162)	$10	$(4)	$65	$(144)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2009
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$338	$(158)	$0	$5	$70	$0
Currency	8	0	2	0	0	0

Total fair value hedges	346	(158)	2	5	70	0

Cash flow hedges
Interest Rate	0	0	0	(17)	(7)	61
Currency/Interest Rate	0	(9)	20	0	0	(151)

Total cash flow hedges	0	(9)	20	(17)	(7)	(90)

Net investment hedges
Currency(2)	36	0	0	0	0	(80)
Currency/Interest Rate	0	0	0	0	0	(61)

Total net investment hedges	36	0	0	0	0	(141)

Non- qualifying hedges
Interest Rate	(2,086)	0	0	0	0	0
Currency	(89)	0	0	0	0	0
Currency/Interest Rate	(212)	0	0	0	0	0
Credit	72	0	0	0	0	0
Equity	(1,376)	0	0	0	0	0
Embedded Derivatives	3,531	0	0	0	0	0

Total non-qualifying hedges	(160)	0	0	0	0	0

Total	$222	$(167)	$22	$(12)	$63	$(231)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2011, 2010 and 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2008	$(227)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2009	(132)
Amount reclassified into current period earnings	42

Balance, December 31, 2009	(317)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2010	30
Amount reclassified into current period earnings	26

Balance, December 31, 2010	(261)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2011	147
Amount reclassified into current period earnings	28

Balance, December 31, 2011	$(86)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Using December 31, 2011 values, it is anticipated that a pre-tax loss of approximately $15 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending December 31, 2012, offset by amounts pertaining to the hedged items. As of December 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were $(102) million in 2011, $(73) million in 2010 and $127 million in 2009.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of December 31, 2011 and 2010. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of less than 10 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	December 31, 2011		December 31, 2010
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$795	$3	$295	$3
2	25	0	25	0

Subtotal	820	3	320	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total	$820	$3	$320	$3

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	December 31, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$40	$0	$40	$0
Utilities	0	0	0	0
Finance	500	1	0	0
Services	25	1	25	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0
Food/Beverage	55	1	55	1
Aerospace/Defense	50	0	50	0
Chemical	40	0	40	1
Other	45	0	45	1

Total Credit Derivatives	$820	$3	$320	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of December 31, 2011 and 2010 was a liability of $77 million and $26 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $664 million and $754 million at December 31, 2011 and 2010, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2011 and 2010, the Company had $1.978 billion and $2.184 billion of outstanding notional amounts, respectively, reported at fair value as an asset of $2 million and an asset of less than $1 million, respectively.

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes. The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives were gains of $63 million for 2011 and $97 million for 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $148 million as of December 31, 2011. In the normal course of business the Company has posted collateral related to these instruments of $132 million as of December 31, 2011. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2011, the Company estimates that it would be required to post a maximum of $16 million of additional collateral to its counterparties.

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

U.S. Retirement Solutions and Investment Management Division. The U.S. Retirement Solutions and Investment Management division consists of the Individual Annuities, Retirement, and Asset Management segments. The Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and group annuities. The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and strategic investments. These products and services are provided to the public and private marketplace, as well as to other segments of the Company.

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

International Insurance Division. The International Insurance division consists of the International Insurance segment, which manufactures and distributes individual life insurance, retirement and related products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, similar products are offered to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of the Company’s Gibraltar Life operation.

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

On February 1, 2011, the Company completed the acquisition from AIG of the Star and Edison Businesses pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. All acquired businesses are in Japan and their results are included with the Company’s Gibraltar Life operations. The Star and Edison Businesses primarily distribute individual life insurance, fixed annuities and certain accident and health products with fixed benefits through captive agents, independent agents, and banks. The addition of these operations to the Company’s existing businesses increases its scale in the Japanese insurance market and provides complementary distribution opportunities.

On April 6, 2011, the Company entered into a stock and asset purchase agreement to sell all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conduct its Global Commodities Business and certain assets that are primarily used in connection with the Global Commodities Business. This sale was completed on July 1, 2011. As a result, the Company has reflected the results of the Global Commodities Business previously reported in the International Investments segment as discontinued operations for all periods presented. In addition, the remaining business activities previously reported as the International Investments segment have been reclassified and included in the International Insurance segment.

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, and certain strategic joint venture investments, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to the Company’s capital protection framework; and (8) the impact of transactions with other segments.

On December 6, 2011, the Company sold its real estate brokerage franchise and relocation services businesses, which was comprised of Prudential Real Estate and Relocation Services, Inc., (“PRERS”) and its subsidiaries. The Company retained ownership of a financing subsidiary of PRERS that continues to hold debt and equity investments in a limited number of real estate brokerage franchises. As a result, the PRERS operations previously reported as the Real Estate and Relocation Services segment, have been classified within divested businesses and are reflected in the Company’s Corporate and Other operations. Accordingly, these results are excluded from adjusted operating income, with prior period results being adjusted to reflect such reclassification.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In addition to PRERS, divested businesses consist primarily of the property and casualty insurance businesses, individual health and disability insurance businesses, financial advisory business, and commercial mortgage securitization operations.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources and consistent with authoritative guidance, is the measure of segment performance presented below.

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

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. Significant elements of realized investment gains and losses include impairments and credit-related and interest rate-related gains and losses from sales of securities. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to the Company’s discretion and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

influenced by market opportunities, as well as the Company’s tax and capital profile. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges are associated with: policyholder dividends; amortization of deferred policy acquisition costs, value of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; and payments associated with the market value adjustment features related to certain of the annuity products the Company sells. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets including certain portions of the net realized investment gains and losses related to the embedded derivatives and related hedging positions associated with the living benefit features of certain products. The related charge for these items represents the portion of this amortization associated with net realized investment gains and losses. The related charges for policyholder dividends and interest credited to policyholders’ account balances relate to certain foreign life policies and certain domestic group life policies, respectively, that pass back certain realized investment gains and losses to the policyholder. Prior to its final payment in the second quarter of 2010, the related charges associated with policyholder dividends also included a percentage of the net increase in the fair value of specified assets included in Gibraltar Life’s reorganization plan that was paid as a special dividend to Gibraltar Life policyholders. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of the Company’s annuity products contain a market value adjustment feature that requires the Company to pay to the contractholder or entitles the Company to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $175 million, $93 million, and $36 million for the years ended December 31, 2011, 2010 and 2009, respectively). As of December 31, 2011 and 2010, the fair value of open contracts used for this purpose were net liabilities of $184 million and $252 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $259 million, $243 million and $167 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $50 million, $35 million and $26 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to certain derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of December 31, 2011 related to certain derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)	(in years)
Segment:
International Insurance	$657	29
Asset Management	21	8
Corporate and Other	(39)	6

Total deferred gain (loss)	$639

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these strategic investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $154 million and $18 million, and losses of $273 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to these and other businesses were reflected as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” In addition, prior to the Company’s repayment of the obligation in 2010, the secured financing received from the Federal Reserve under

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

TALF was reflected within “Long-term debt,” and carried at fair value under the fair value option under authoritative guidance around fair value. The changes in the fair value of this debt, which were recorded within “Asset management fees and other income,” was also excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net.” This is consistent with the securities purchased with the proceeds from this financing, which were carried at fair value and included in “Other trading account assets, at fair value” as discussed above. The net impact of these adjustments was to exclude from adjusted operating income net losses of $81 million and net gains of $10 million and $55 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of this adjustment was to exclude from adjusted operating income net gains of $965 million, $21 million and $168 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third-parties. Consistent with the exclusion of realized investment gains and losses with respect to the mark-to-market on other derivatives, the impact of the non-performance risk is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of the non-performance risk and certain other adjustments was to exclude from adjusted operating income net losses of $44 million and $4 million, and net gains of $34 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company recorded additional losses of $65 million in 2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net,” which is consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” Any subsequent recoveries arising from this settlement will also be excluded from adjusted operating income. There were no adjustments for the years ended December 31, 2010 or 2009.

Changes in experience-rated contractholder liabilities due to asset value changes and investment gains and losses on trading account assets supporting insurance liabilities. Certain products included in the Retirement and International Insurance segments, are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the statement of financial position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains and losses are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.” Gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Adjusted operating income excludes net investment gains and losses on TAASIL. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” Adjusted operating income also excludes net investment gains and losses on related derivatives and commercial mortgage and other loans reported in “Realized investment gains (losses), net”. The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to ultimately accrue to the contractholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$713	$1,046	$757
Retirement	598	572	494
Asset Management	659	487	55

Total U.S. Retirement Solutions and Investment Management Division	1,970	2,105	1,306

Individual Life	517	500	562
Group Insurance	208	215	331

Total U.S. Individual Life and Group Insurance Division	725	715	893

International Insurance	2,705	2,085	1,868

Total International Insurance Division	2,705	2,085	1,868

Corporate Operations	(1,127)	(923)	(779)

Total Corporate and Other	(1,127)	(923)	(779)

Adjusted Operating Income before income taxes for Financial Services Businesses	4,273	3,982	3,288

Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,521	116	(1,216)
Charges related to realized investment gains (losses), net	(1,836)	(178)	(492)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	223	501	1,601
Change in experience-rated contractholder liabilities due to asset value changes	(123)	(631)	(899)
Divested businesses	54	(25)	2,086
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(192)	(98)	(2,364)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	4,920	3,667	2,004

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	197	725	(480)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$5,117	$4,392	$1,524

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below presents certain financial information for the Company’s reportable segments:

	Year Ended December 31, 2011
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,638	$790	$476	$570	$0	$112	$606
Retirement	4,871	3,178	1,594	1,715	0	14	47
Asset Management	2,311	119	0	0	0	13	25

Total U.S. Retirement Solutions and Investment Management Division	10,820	4,087	2,070	2,285	0	139	678

Individual Life	2,900	978	1,115	299	29	214	174
Group Insurance	6,068	686	4,825	228	0	0	26

Total U.S. Individual Life and Group Insurance Division	8,968	1,664	5,940	527	29	214	200

International Insurance	19,788	3,777	11,963	978	122	1	1,141

Total International Insurance Division	19,788	3,777	11,963	978	122	1	1,141

Corporate Operations	(179)	389	146	(34)	0	810	(41)

Total Corporate and Other	(179)	389	146	(34)	0	810	(41)

Total	39,397	9,917	20,119	3,756	151	1,164	1,978

Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,515	(28)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	0	466	1	0	1,260
Investment gains (losses) on trading account assets supporting insurance liabilities, net	223	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	123	0	0	0
Divested businesses	266	21	13	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(263)	0	0	0	0	0	0

Total Financial Services Businesses	42,030	9,910	20,132	4,345	152	1,164	3,238
Closed Block Business	7,015	3,214	3,482	139	2,571	148	54

Total per Consolidated Financial Statements	$49,045	$13,124	$23,614	$4,484	$2,723	$1,312	$3,292

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,195	$878	$291	$581	$0	$66	$260
Retirement	5,183	3,238	1,848	1,834	0	17	20
Asset Management	1,888	121	0	0	0	13	25

Total U.S. Retirement Solutions and Investment Management Division	10,266	4,237	2,139	2,415	0	96	305

Individual Life	2,815	903	1,090	284	30	162	218
Group Insurance	5,458	668	4,258	227	0	0	25

Total U.S. Individual Life and Group Insurance Division	8,273	1,571	5,348	511	30	162	243

International Insurance	12,220	2,469	7,223	562	92	3	855

Total International Insurance Division	12,220	2,469	7,223	562	92	3	855

Corporate Operations	(229)	321	45	(70)	0	788	(35)

Total Corporate and Other	(229)	321	45	(70)	0	788	(35)

Total	30,530	8,598	14,755	3,418	122	1,049	1,368

Reconciling items:
Realized investment gains (losses), net, and related adjustments	116	(6)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(159)	0	(3)	20	(4)	0	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net	501	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	631	0	0	0
Divested businesses	235	26	21	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(109)	0	0	0	0	0	0

Total Financial Services Businesses	31,114	8,618	14,773	4,069	118	1,049	1,370
Closed Block Business	7,086	3,247	3,512	140	2,071	148	67

Total per Consolidated Financial Statements	$38,200	$11,865	$18,285	$4,209	$2,189	$1,197	$1,437

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2009
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$2,515	$979	$89	$618	$0	$13	$243
Retirement	4,659	3,309	1,380	1,907	0	29	24
Asset Management	1,257	90	0	0	0	26	18

Total U.S. Retirement Solutions and Investment Management Division	8,431	4,378	1,469	2,525	0	68	285

Individual Life	2,768	809	1,007	263	35	181	186
Group Insurance	5,285	623	4,016	229	0	0	22

Total U.S. Individual Life and Group Insurance Division	8,053	1,432	5,023	492	35	181	208

International Insurance	10,592	2,172	6,057	480	82	4	798

Total International Insurance Division	10,592	2,172	6,057	480	82	4	798

Corporate Operations	(253)	237	25	(121)	0	702	(25)

Total Corporate and Other	(253)	237	25	(121)	0	702	(25)

Total	26,823	8,219	12,574	3,376	117	955	1,266

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,216)	0	0	0	0	0	0
Charges related to realized investment gains (losses), net	(200)	0	(9)	68	(41)	0	207
Investment gains (losses) on trading account assets supporting insurance liabilities, net	1,601	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	899	0	0	0
Divested businesses	2,457	(7)	19	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2,330)	0	0	0	0	0	0

Total Financial Services Businesses	27,135	8,212	12,584	4,343	76	955	1,473
Closed Block Business	5,245	3,178	3,762	141	1,222	146	21

Total per Consolidated Financial Statements	$32,380	$11,390	$16,346	$4,484	$1,298	$1,101	$1,494

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2011	2010	2009
	(in millions)
Domestic operations	$28,944	$26,488	$22,487
Foreign operations, total	20,101	11,712	9,893
Foreign operations, Japan	17,563	9,456	8,083
Foreign operations, Korea	1,336	1,278	1,107

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2011	2010	2009
	(in millions)
Asset Management segment intersegment revenues	$481	$399	$347

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2011	2010
	(in millions)
Individual Annuities	$123,674	$108,879
Retirement	132,020	130,854
Asset Management	37,308	32,920

Total U.S. Retirement Solutions and Investment Management Division	293,002	272,653

Individual Life	44,088	41,131
Group Insurance	37,033	35,490

Total U.S. Individual Life and Group Insurance Division	81,121	76,621

International Insurance	171,492	103,097

Total International Insurance Division	171,492	103,097

Corporate Operations	9,456	19,775

Total Corporate and Other	9,456	19,775

Total Financial Services Businesses	555,071	472,146

Closed Block Business	69,450	67,708

Total	$624,521	$539,854

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2011, 2010 and 2009 was $280 million, $199 million and $195 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table presents, at December 31, 2011, the Company’s future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Operating Leases	Sub-lease Income
	(in millions)
2012	152	(16)
2013	136	(14)
2014	121	(13)
2015	76	0
2016	58	0
2017 and thereafter	143	0

Total	$686	$(43)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating leases and sub-lease income amounts listed above, $24 million and $35 million, respectively, has been accrued at December 31, 2011.

Commercial Mortgage Loan Commitments

As of December 31, 2011
(in millions)
Total outstanding mortgage loan commitments	$2,139
Portion of commitment where prearrangement to sell to investor exists	$1,199

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of December 31, 2011
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,414
Expected to be funded from separate accounts	$1,159
Portion of separate account commitments with recourse to Prudential Insurance	$397

(1)	Includes a remaining commitment of $385 million related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Transitional Financing Facilities Issued in Connection with Sale of PRERS

As of December 31, 2011
(in millions)
Total remaining available credit lines	$186

In connection with the sale of the real estate brokerage franchise and relocation business, the Company has agreed to provide the buyer with transitional financing for the transferred relocation services business. The Company provided two six month facilities with a total of $275 million of available financing and one three year facility with $155 million of available financing. The effective date of these agreements was December 6, 2011.

Guarantees of Investee Debt

As of December 31, 2011
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,433
Amount of above guarantee that is limited to separate account assets	$2,364
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next fourteen years. At December 31, 2011, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

As of December 31, 2011
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$13,950
Fair value of related collateral associated with above indemnifications	$14,307
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Credit Derivatives Written

As discussed further in Note 21, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

Guarantees of Global Commodities Business

As of December 31, 2011
(in millions)
Exposure under the guarantees	$99
Accrued liability associated with guarantees	$0

In conjunction with the sale of the Global Commodities Business, the Company entered into a guarantees transition and collateral agreement with Jefferies, pursuant to which the Company agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, provide collateral for such obligation. As of December 31, 2011, no collateral has been provided by Jefferies.

Guarantees of Asset Values

As of December 31, 2011
(in millions)
Guaranteed value of third parties assets	$47,017
Fair value of collateral supporting these assets	$49,044
Asset associated with guarantee, carried at fair value	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of December 31, 2011
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$221
Fair value of properties and associated tax credits that secure the guarantee	$290
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Indemnification of Serviced Mortgage Loans

As of December 31, 2011
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,088
First-loss exposure portion of above	$353
Accrued liability associated with guarantees	$21

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,477 million of mortgages subject to these loss-sharing arrangements as of December 31, 2011, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2011, these mortgages had an average debt service coverage ratio of 1.75 times and an average loan-to-value ratio of 68%. The Company’s total share of losses related to indemnifications that were settled was $1 million, $3 million, and $0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Contingent Consideration

As of December 31, 2011
(in millions)
Maximum potential contingent consideration associated with acquisitions	$57

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired entity of defined operating objectives. These arrangements will be resolved over the following two years. Any such payments would result in increases in intangible assets, such as goodwill.

Other Guarantees

As of December 31, 2011
(in millions)
Other guarantees where amount can be determined	$495
Accrued liability for other guarantees and indemnifications	$13

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $300 million of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” below.

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

Individual Life and Group Insurance

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and proscribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, the Company’s motion for judgment on the pleadings was denied.

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of individual life insurance policies for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and pre and post-judgment interest. In February 2011, plaintiff appealed the dismissal to the Nevada Supreme Court. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant and is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiffs appealed the dismissal.

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed.

In April 2009, Schultz v. The Prudential Insurance Company of America, a purported nationwide class action on behalf of participants claiming disability benefits under certain employee benefit plans insured by Prudential, was filed in the United States District Court for the Northern District of Illinois. As amended, the complaint alleges that Prudential Insurance and the defendant plans violated ERISA by characterizing family Social Security benefits as “loss of time” benefits that were offset against Prudential contract benefits. The complaint seeks a declaratory judgment that the offsets were improper, damages and other relief. The Company has agreed to indemnify the named defendant plans. In April 2011, Schultz was dismissed with prejudice, and plaintiffs appealed to the Seventh Circuit Court of Appeals. The appeal has been argued and is submitted for decision.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. The remaining 42 plaintiffs continue to pursue their individual lawsuits, and have filed offers of judgment totaling approximately $90 million. In February 2012, the court granted summary judgment against two of the remaining plaintiffs.

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to sub-prime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims. In October 2011, the court held a bench trial to determine whether State Street had breached its fiduciary duty to PRIAC’s plan clients. In February 2012, the court issued a decision holding that State Street breached its fiduciary duty to the plans under ERISA to manage the investment funds prudently and to diversify them. The court held that PRIAC did not prove that State Street breached its duty of loyalty to the plans under ERISA. The court held that State Street’s breaches caused the plans’ losses in the amount of $76.7 million and, after crediting State Street for an earlier payment, awarded $28.1 million in damages in addition to the amount previously recovered as a result of the SEC settlement. The court has not yet ruled on State Street’s counterclaims and has reserved judgment on PRIAC’s requests for pre-judgment interest and attorney’s fees.

Other Matters

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2011
Total revenues	$10,186	$12,247	$14,917	$11,695
Total benefits and expenses	9,482	11,075	12,583	10,788
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	704	1,172	2,334	907
Income from continuing operations	619	851	1,553	680
Net income	633	867	1,544	694
Less: Income attributable to noncontrolling interests	25	29	10	8
Net income attributable to Prudential Financial, Inc.	608	838	1,534	686
Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.19	1.67	3.12	1.24
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.17	1.65	3.08	1.23
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.22	1.70	3.10	1.27
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.20	1.68	3.06	1.26
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	5.00	(0.50)	10.50	40.50
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	5.00	(0.50)	10.50	40.50

2010
Total revenues	$9,247	$10,987	$9,917	$8,049
Total benefits and expenses	8,238	9,481	8,167	7,922
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,009	1,506	1,750	127
Income from continuing operations	668	1,089	1,240	176
Net income	671	1,104	1,242	189
Less: Income (loss) attributable to noncontrolling interests	(26)	27	(2)	12
Net income attributable to Prudential Financial, Inc.	697	1,077	1,244	177
Basic income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.16	1.69	2.49	0.42
Diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.15	1.66	2.46	0.42
Basic net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.16	1.72	2.50	0.45
Diluted net income attributable to Prudential Financial, Inc. per share—Common Stock(1)	1.15	1.70	2.46	0.45
Basic and diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	75.50	134.50	33.50	(21.50)
Basic and diluted net income (loss) attributable to Prudential Financial, Inc. per share—Class B Stock	75.50	134.50	34.00	(21.50)

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the first quarter of 2011 include a pre-tax charge of $95 million related to an out of period adjustment recorded by the Company. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar-denominated collateralized mortgage-backed securities held by the Gibraltar Life Insurance Company, Ltd. consolidated operations (“Gibraltar Life operations”), that were reclassified from available-for-sale to held-to-maturity in December 2008. The adjustment, which had no impact on the carrying value of these securities, resulted from using the contractual maturities of the securities rather than the expected effective duration of the securities as the basis for the amortization of the unrealized losses that existed when the securities were reclassified.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2011 and 2010 (in millions)

	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$208,132	$46,516	$254,648	$149,806	$45,177	$194,983
Fixed maturities, held-to-maturity, at amortized cost	5,107	0	5,107	5,226	0	5,226
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	17,771	0	17,771
Other trading account assets, at fair value	5,228	317	5,545	4,069	156	4,225
Equity securities, available-for-sale, at fair value	4,413	3,122	7,535	4,148	3,593	7,741
Commercial mortgage and other loans	26,391	9,040	35,431	23,324	8,507	31,831
Policy loans	6,263	5,296	11,559	5,290	5,377	10,667
Other long-term investments	5,830	1,990	7,820	4,589	1,582	6,171
Short-term investments	8,593	528	9,121	4,133	1,164	5,297

Total investments	289,438	66,809	356,247	218,356	65,556	283,912
Cash and cash equivalents	13,201	1,050	14,251	12,447	468	12,915
Accrued investment income	2,177	616	2,793	1,734	643	2,377
Deferred policy acquisition costs	16,123	667	16,790	15,672	763	16,435
Other assets	15,752	308	16,060	16,161	278	16,439
Separate account assets	218,380	0	218,380	207,776	0	207,776

TOTAL ASSETS	$555,071	$69,450	$624,521	$472,146	$67,708	$539,854

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$119,036	$51,423	$170,459	$82,242	$51,632	$133,874
Policyholders’ account balances	129,068	5,484	134,552	100,905	5,536	106,441
Policyholders’ dividends	286	5,511	5,797	226	3,152	3,378
Securities sold under agreements to repurchase	3,118	3,100	6,218	2,557	3,328	5,885
Cash collateral for loaned securities	2,254	719	2,973	1,614	557	2,171
Income taxes	8,449	(366)	8,083	6,736	(383)	6,353
Short-term debt	2,336	0	2,336	1,982	0	1,982
Long-term debt	22,872	1,750	24,622	21,903	1,750	23,653
Other liabilities	13,034	256	13,290	14,660	753	15,413
Separate account liabilities	218,380	0	218,380	207,776	0	207,776

Total liabilities	518,833	67,877	586,710	440,601	66,325	506,926

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income	5,418	145	5,563	2,932	46	2,978
Other attributed equity	30,232	1,428	31,660	28,100	1,337	29,437

Total attributed equity	35,650	1,573	37,223	31,032	1,383	32,415

Noncontrolling interests	588	0	588	513	0	513

Total equity	36,238	1,573	37,811	31,545	1,383	32,928

TOTAL LIABILITIES AND EQUITY	$555,071	$69,450	$624,521	$472,146	$67,708	$539,854

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2011 and 2010 (in millions)

	2011			2010
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$21,420	$2,918	$24,338	$15,253	$3,007	$18,260
Policy charges and fee income	3,924	0	3,924	3,321	0	3,321
Net investment income	9,910	3,214	13,124	8,618	3,247	11,865
Asset management fees and other income	4,790	38	4,828	3,666	38	3,704
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1,390)	(812)	(2,202)	(1,937)	(1,079)	(3,016)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	959	708	1,667	1,373	911	2,284
Other realized investment gains (losses), net	2,417	949	3,366	820	962	1,782

Total realized investment gains (losses), net	1,986	845	2,831	256	794	1,050

Total revenues	42,030	7,015	49,045	31,114	7,086	38,200

BENEFITS AND EXPENSES
Policyholders’ benefits	20,132	3,482	23,614	14,773	3,512	18,285
Interest credited to policyholders’ account balances	4,345	139	4,484	4,069	140	4,209
Dividends to policyholders	152	2,571	2,723	118	2,071	2,189
Amortization of deferred policy acquisition costs	3,238	54	3,292	1,370	67	1,437
General and administrative expenses	9,243	572	9,815	7,117	571	7,688

Total benefits and expenses	37,110	6,818	43,928	27,447	6,361	33,808

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,920	197	5,117	3,667	725	4,392

Income tax expense	1,537	62	1,599	1,058	245	1,303

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,383	135	3,518	2,609	480	3,089
Equity in earnings of operating joint ventures, net of taxes	185	0	185	84	0	84

INCOME FROM CONTINUING OPERATIONS	3,568	135	3,703	2,693	480	3,173
Income from discontinued operations, net of taxes	35	0	35	32	1	33

NET INCOME	3,603	135	3,738	2,725	481	3,206
Less: Income attributable to noncontrolling interests	72	0	72	11	0	11

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,531	$135	$3,666	$2,714	$481	$3,195

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2011 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2012 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2011, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	19,606,310	$57.32	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock Units	6,318,162	N/A	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares and performance units(2)	593,376	N/A	N/A	(1)

Total equity compensation plans approved by security holders— Omnibus Plan	26,517,848	N/A	22,119,775
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	291,157
Equity compensation plans approved by security holders— PSPP(4)	N/A	N/A	20,803,744

Total equity compensation plans approved by security holders	26,517,848	N/A	43,214,676
Equity compensation plans not approved by security holders	0	N/A	0

Grand Total	26,517,848	N/A	43,214,676

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares and performance units (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares and units are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted in 2010 and 2011, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals. There were no performance shares granted in 2009.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, as amended effective January 1, 2011, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2011, 2010 and 2009, 25,736, 31,994, and 48,210 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 291,157 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2011, there were 1,117,395 shares of Common Stock purchased under the plan, leaving 20,803,744 shares of Common Stock available for future distribution. Shares purchased in 2011 do not include 320,210 shares related to the October 1 to December 31, 2011 offering period, which were purchased in January 2012.

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2011 Quarterly Report on Form 10-Q.*

10.3	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.4

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.5

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.6	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.7

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.10

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.11

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.12

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.13

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.14

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.15

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.16

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.19

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.20

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.21

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.22

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.24

Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2012 Current Report on Form 8-K.*

10.25	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.26

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.27

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.28

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.29

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.30

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.33

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.35

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36

Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.37

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.40

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.41	The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). *

10.42	The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011).*

10.43	The Prudential Severance Plan (amended and restated effective as of November 1, 2011).*

10.44

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2011 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$12,249	$15,104	$15,104
States, municipalities and political subdivisions	2,664	3,055	3,055
Foreign governments	72,442	76,987	76,987
Asset-backed securities	12,346	10,693	10,693
Residential mortgage-backed securities	9,404	9,856	9,856
Commercial mortgage-backed securities	11,519	12,080	12,080
Public utilities	20,032	21,825	21,825
Convertibles and bonds with warrants attached	0	0	0
All other corporate bonds	99,591	104,871	104,871
Redeemable preferred stock	177	177	177

Total fixed maturities, available-for-sale	$240,424	$254,648	$254,648

Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$1,260	$1,388	$1,260
Asset-backed securities	1,213	1,275	1,213
Residential mortgage-backed securities	1,049	1,114	1,049
Commercial mortgage-backed securities	428	497	428
All other corporate bonds	1,157	1,080	1,157

Total fixed maturities, held-to-maturity	$5,107	$5,354	$5,107

Equity securities:
Common Stocks:
Public utilities	$149	$158	$158
Banks, trust and insurance companies	666	651	651
Industrial, miscellaneous and other	6,078	6,696	6,696
Nonredeemable preferred stocks	29	30	30
Perpetual preferred stocks	0	0	0

Total equity securities, available-for-sale	$6,922	$7,535	$7,535

Trading account assets supporting insurance liabilities(2)(3)	$19,481		$19,481
Other trading account assets(2)	5,545		5,545
Commercial mortgage and other loans(4)	35,431		35,431
Policy loans	11,559		11,559
Short-term investments(5)	9,121		9,121
Other long-term investments	7,820		7,820

Total investments	$341,410		$356,247

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $33,128 million and uncollateralized loans of $2,303 million.
(5)	“Short-term investments” include securities purchased under agreements to resell.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2011 and 2010

(in millions)

	2011	2010
ASSETS
Investment contracts from subsidiaries	$521	$983
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011—$189; 2010—$195)	192	197
Commercial loans	244	0
Other investments	1,098	1,086

Total investments	2,055	2,266
Cash and cash equivalents	3,846	5,587
Due from subsidiaries	709	654
Loans receivable from subsidiaries	9,798	6,792
Investment in subsidiaries	42,309	37,501
Other assets	753	640

TOTAL ASSETS	$59,470	$53,440

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$1,875	$1,400
Loans payable to subsidiaries	1,318	1,226
Short-term debt	1,252	769
Long-term debt	17,300	16,841
Income taxes payable	0	382
Other liabilities	502	407

Total liabilities	22,247	21,025

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,264 and 660,110,810 shares issued at December 31, 2011 and 2010, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively)	0	0
Additional paid-in capital	24,293	24,223
Common Stock held in treasury, at cost (192,072,613 and 176,312,047 shares at December 31, 2011 and 2010, respectively)	(11,920)	(11,173)
Accumulated other comprehensive income (loss)	5,563	2,978
Retained earnings	19,281	16,381

Total equity	37,223	32,415

TOTAL LIABILITIES AND EQUITY	$59,470	$53,440

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
REVENUES
Net investment income	$45	$84	$132
Realized investment gains (losses), net	(23)	185	210
Affiliated interest revenue	333	212	162
Other income	249	(35)	53

Total revenues	604	446	557

EXPENSES
General and administrative expenses	53	38	29
Interest expense	1,043	941	839

Total expenses	1,096	979	868

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(492)	(533)	(311)

Income taxes:
Current	(292)	73	(172)
Deferred	(29)	(226)	118

Total income tax benefit	(321)	(153)	(54)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(171)	(380)	(257)

Equity in earnings of subsidiaries	3,841	3,575	3,379

INCOME FROM CONTINUING OPERATIONS	3,670	3,195	3,122

Income (loss) from discontinued operations, net of taxes	(4)	0	2

NET INCOME	$3,666	$3,195	$3,124

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,666	$3,195	$3,124
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,841)	(3,575)	(3,379)
Realized investment (gains) losses, net	23	(185)	(210)
Dividends received from subsidiaries	2,955	3,863	388
Change in:
Due to/from subsidiaries, net	525	224	397
Other, net	(666)	(996)	860

Cash flows from operating activities	2,662	2,526	1,180

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	4	99	0
Equity securities, available-for-sale	4	0	0
Commercial loans	25	0	0
Long-term investments	468	799	1,359
Short-term investments	2,288	1,661	3,049
Payments for the purchase of:
Fixed maturities, available-for-sale	0	(98)	(198)
Equity securities, available-for-sale	(4)	0	0
Commercial loans	(269)	0	0
Short-term investments	(2,301)	(2,086)	(3,002)
Capital contributions to subsidiaries	(1,593)	(2,199)	(1,567)
Returns of capital contributions from subsidiaries	287	112	917
Proceeds from sale of subsidiaries	91	0	0
Loans to subsidiaries, net of maturities	(2,824)	(1,870)	(1,500)
Other, investing	24	42	168

Cash flows used in investing activities	(3,800)	(3,540)	(774)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(685)	(556)	(328)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(999)	0	0
Common Stock reissued for exercise of stock options	122	98	64
Proceeds from the issuance of Common Stock	0	970	1,391
Proceeds from the issuance of debt (maturities longer than 90 days)	1,741	3,349	2,640
Repayments of debt (maturities longer than 90 days)	(704)	(621)	(3,446)
Repayments of loans from subsidiaries	(45)	(130)	0
Proceeds from loans payable to subsidiaries	3	149	0
Net change in financing arrangements (maturities of 90 days or less)	(12)	169	(1,190)
Excess tax benefits from share-based payment arrangements	2	6	0
Other, financing	(7)	16	(75)

Cash flows from (used in) financing activities	(603)	3,431	(963)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,741)	2,417	(557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,587	3,170	3,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,846	$5,587	$3,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,028	$910	$893
Cash paid (refunds received) during the period for taxes	$135	$812	$(977)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital transactions	$0	$106	$0
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$0	$(44)	$(907)
Capital transactions with subsidiary in the form of a tax receivable/(liability)	$18	$0	$(313)
Treasury Stock shares issued for stock-based compensation programs	$77	$74	$100

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2011 and 2010 primarily consisted of government agency securities and money market funds.

3.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2011	December 31, 2010
			(in millions)
Short-term debt:
Commercial Paper			$296	$283
Current portion of long-term debt			956	486

Total short-term debt			$1,252	$769

Long-term debt:
Fixed rate notes	2012-2041	2.75%-7.38%	$15,441	$14,964
Floating rate notes	2012-2020	(1)	340	358
Junior subordinated notes	2068	8.88%-9.00%	1,519	1,519

Total long-term debt			$17,300	$16,841

(1)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 1.8% to 6.6% in 2011 and 0.0% to 5.5% in 2010.

Short-term Debt

Commercial Paper

Prudential Financial commercial paper borrowings are generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial. The weighted average interest rate on outstanding commercial paper was approximately 0.38% and 0.43% at December 31, 2011 and 2010, respectively.

Credit Facilities

As of December 31, 2011, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of revolving committed credit facilities, of which Prudential Financial is the sole borrower party to a $2,000 million credit facility. These facilities have terms ranging from three to five years. There were no outstanding borrowings under these credit facilities as of December 31, 2011.

Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs, discussed above. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on our credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $21.25 billion, which for this purpose is calculated as U.S. GAAP equity, excluding accumulated other comprehensive income (loss) and excluding equity of non-controlling interests. Under the applicable credit agreements, the required minimum level of consolidated net worth will be reduced automatically in the future by an amount equal to 85 percent of the amount of any reduction, on an after-tax basis, in the total U.S. GAAP equity attributable to the Company’s Financial Services Businesses, resulting from the Company’s expected retrospective application of amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts.

As of December 31, 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

Other

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was decreased by $8 million, $15 million, and $5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2011, Prudential Financial’s contractual maturities for long-term debt:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-term debt	$17,300	$0	$3,299	$3,005	$10,996

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $2 million and $4 million as of December 31, 2011 and 2010, respectively, for undistributed demutualization consideration payable to eligible policyholders whom the Company has been unable to locate as of those dates. In 2011 and 2010, Prudential Financial paid $2 million and $1 million, respectively, in demutualization consideration to eligible policyholders whom the Company has been able to locate and to governmental authorities in respect of other eligible policyholders whom it continues to be unable to locate. Prudential Financial remains obligated to disburse the remaining undistributed demutualization consideration to the governmental authorities if the Company is unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws.

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received dividends and/or returns of capital from the following holding companies:

	2011	2010	2009
	(in millions)
Prudential Holdings, LLC	$1,592	$3,000	$0
Prudential Annuities Life Assurance Corporation	588	470	28
International Insurance and Investments Holding Companies	478	205	952
Prudential Asset Management Holding Company	468	247	266
Other Holding Companies	116	53	59

Total	$3,242	$3,975	$1,305

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2011, there was $870 million outstanding under this commercial paper program.

On December 6, 2011, the Company completed the sale of the real estate brokerage franchise and relocation businesses. The Company has agreed to provide the buyer with transitional financing for the transferred relocation services business. The Company provided two six month facilities with a total of $275 million of available financing and one three year facility with $155 million of available financing. The total remaining financing available under the facilities was $186 million as of December 31, 2011.

On July 1, 2011, the Company completed the sale of its Global Commodities Business to Jefferies Group, Inc. In the ordinary course of business, Prudential Financial provided guarantees of the obligations of the Global Commodities Business under commodity, financial and foreign exchange futures, swap and forward contracts. As of December 31, 2011, the Company’s exposure under these guarantees was approximately $99 million. The Company has agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, to provide collateral for such obligation.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2011, Prudential Financial has accrued liabilities of $7 million associated with all other financial guarantees and indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2011 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,671	$4,463	$0	$11,932	$1,881	$790	$1,511	$1,882	$1,273
Retirement	270	15,665	323	45,946	973	3,178	3,592	59	917
Asset Management	0	0	0	0	0	119	0	25	1,529

U.S. Retirement Solutions and Investment Management Division	2,941	20,128	323	57,878	2,854	4,087	5,103	1,966	3,719

Individual Life	4,218	4,487	0	9,501	1,668	978	1,443	174	766
Group Insurance	422	6,529	178	7,442	5,282	686	5,054	26	781

U.S. Individual Life and Group Insurance Division	4,640	11,016	178	16,943	6,950	1,664	6,497	200	1,547

International Insurance	8,668	86,700	287	55,066	15,586	3,749	12,904	1,138	2,888

International Insurance Division	8,668	86,700	287	55,066	15,586	3,749	12,904	1,138	2,888

Corporate and Other	(126)	403	1	(533)	(46)	410	125	(66)	1,089

Total Financial Services Businesses	16,123	118,247	789	129,354	25,344	9,910	24,629	3,238	9,243

Closed Block Business	667	51,423	0	10,995	2,918	3,214	6,192	54	572

Total	$16,790	$169,670	$789	$140,349	$28,262	$13,124	$30,821	$3,292	$9,815

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2010 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$3,392	$1,244	$0	$12,398	$1,475	$878	$883	$244	$1,018
Retirement	283	14,742	241	44,780	1,267	3,235	4,285	33	909
Asset Management	0	0	0	0	0	124	0	25	1,347

U.S. Retirement Solutions and Investment Management Division	3,675	15,986	241	57,178	2,742	4,237	5,168	302	3,274

Individual Life	4,261	3,971	0	8,774	1,689	903	1,404	218	693
Group Insurance	392	5,913	171	7,194	4,685	668	4,487	25	733

U.S. Individual Life and Group Insurance Division	4,653	9,884	171	15,968	6,374	1,571	5,891	243	1,426

International Insurance	7,494	55,307	249	29,000	9,516	2,462	7,906	866	1,404

International Insurance Division	7,494	55,307	249	29,000	9,516	2,462	7,906	866	1,404

Corporate and Other	(150)	403	1	(1,015)	(58)	348	(5)	(41)	1,013

Total Financial Services Businesses	15,672	81,580	662	101,131	18,574	8,618	18,960	1,370	7,117

Closed Block Business	763	51,632	0	8,688	3,007	3,247	5,723	67	571

Total	$16,435	$133,212	$662	$109,819	$21,581	$11,865	$24,683	$1,437	$7,688

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2009 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,449	$1,487	$0	$13,938	$886	$979	$762	$482	$875
Retirement	273	13,701	147	44,216	800	3,309	4,115	22	854
Asset Management	0	0	0	0	0	90	0	18	1,198

U.S. Retirement Solutions and Investment Management Division	2,722	15,188	147	58,154	1,686	4,378	4,877	522	2,927

Individual Life	4,179	3,461	0	8,088	1,711	809	1,305	186	715
Group Insurance	371	5,500	161	6,796	4,535	623	4,252	22	687

U.S. Individual Life and Group Insurance Division	4,550	8,961	161	14,884	6,246	1,432	5,557	208	1,402

International Insurance	6,627	48,849	230	25,186	8,245	2,172	6,646	776	1,304

International Insurance Division	6,627	48,849	230	25,186	8,245	2,172	6,646	776	1,304

Corporate and Other	(148)	394	1	(1,818)	(49)	230	(77)	(33)	1,022

Total Financial Services Businesses	13,751	73,392	539	96,406	16,128	8,212	17,003	1,473	6,655

Closed Block Business	827	51,776	0	6,514	3,250	3,178	5,125	21	579

Total	$14,578	$125,168	$539	$102,920	$19,378	$11,390	$22,128	$1,494	$7,234

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2011, 2010 and 2009 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2011
Life Insurance Face Amount In Force	$3,596,957	$428,419	$24,359	$3,192,897	0.8%

Premiums:
Life Insurance	$22,343	$1,302	$126	$21,167	0.6%
Accident and Health Insurance	3,220	51	2	3,171	0.1%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$25,563	$1,353	$128	$24,338	0.5%

2010
Life Insurance Face Amount In Force	$3,251,332	$421,442	$25,058	$2,854,948	0.9%

Premiums:
Life Insurance	$17,646	$1,224	$163	$16,585	1.0%
Accident and Health Insurance	1,714	39	0	1,675	0.0%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$19,360	$1,263	$163	$18,260	0.9%

2009
Life Insurance Face Amount In Force	$2,971,838	$394,814	$18,113	$2,595,137	0.7%

Premiums:
Life Insurance	$16,266	$1,311	$90	$15,045	0.6%
Accident and Health Insurance	1,521	21	0	1,500	0.0%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$17,787	$1,332	$90	$16,545	0.5%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2011
Allowance for losses on commercial mortgage and other loans	$575	$0	$0		$210	(a)	$2	$367
Valuation allowance on deferred tax asset	386	(2)	11		3	(b)	0	392

	$961	$(2)	$11		$213		$2	$759

2010
Allowance for losses on commercial mortgage and other loans	$698	$0	$0		$125	(a)	$2	$575
Valuation allowance on deferred tax asset	276	119	0		10	(b)	1	386

	$974	$119	$0		$135		$3	$961

2009
Allowance for losses on commercial mortgage and other loans	$332	$0	$468	(c)	$105	(e)	$3	$698
Valuation allowance on deferred tax asset	265	4	124	(d)	121	(b)	4	276

	$597	$4	$592		$226		$7	$974

(a)	Represents release of allowance for losses and charge-offs, net of recoveries.
(b)	Represents, primarily, utilization and expiration of net operating losses.
(c)	Represents additions to allowance for losses.
(d)	Represents additional valuation allowance to offset the establishment of gross deferred tax asset.
(e)	Represents charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 24th day of February, 2012.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012:

Name	Title

/s/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

Name	Title

MARTINA HUND-MEJEAN* Martina Hund-Mejean	Director

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2011 Quarterly Report on Form 10-Q.*

10.3	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.4

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.5

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.6	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.7

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.10

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.11

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.12

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.13

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.14

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.15

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.16

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.19

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.20

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.21

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.22

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.24

Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2012 Current Report on Form 8-K.*

10.25	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.26

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.27

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.28

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.29

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.30

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.33

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.35

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36

Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.37

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.40

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.41	The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). *

10.42	The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011).*

10.43	The Prudential Severance Plan (amended and restated effective as of November 1, 2011).*

10.44

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