Form 10-Q
period 2012-03-31
PRUDENTIAL FINANCIAL INC
filed 2012-05-04
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 467 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions, including risks associated with the acquisition of certain insurance operations in Japan; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2012 and December 31, 2011 (in millions, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012-$238,147; 2011-$240,424)(1)	$254,591	$254,648
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2012-$5,006; 2011-$5,354)(1)	4,775	5,107
Trading account assets supporting insurance liabilities, at fair value(1)	19,679	19,481
Other trading account assets, at fair value	5,181	5,545
Equity securities, available-for-sale, at fair value (cost: 2012-$6,705; 2011-$6,922)(1)	8,026	7,535
Commercial mortgage and other loans (includes $282 and $603 measured at fair value under the fair value option at March 31, 2012 and December 31, 2011, respectively)(1)	35,623	35,431
Policy loans	11,419	11,559
Other long-term investments (includes $364 and $366 measured at fair value under the fair value option at March 31, 2012 and December 31, 2011, respectively)(1)	7,481	7,820
Short-term investments(1)	7,925	9,121

Total investments	354,700	356,247
Cash and cash equivalents(1)	14,201	14,251
Accrued investment income(1)	2,799	2,793
Deferred policy acquisition costs	13,461	12,517
Other assets(1)	16,009	16,056
Separate account assets(1)	236,567	218,380

TOTAL ASSETS	$637,737	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$168,001	$170,671
Policyholders’ account balances	133,505	134,558
Policyholders’ dividends	5,811	5,797
Securities sold under agreements to repurchase	7,200	6,218
Cash collateral for loaned securities	2,950	2,973
Income taxes	7,552	6,558
Short-term debt	3,655	2,336
Long-term debt	24,379	24,622
Other liabilities (includes $295 and $282 measured at fair value under the fair value option at March 31, 2012 and December 31, 2012, respectively)(1)	12,579	13,290
Separate account liabilities(1)	236,567	218,380

Total liabilities	602,199	585,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,264 and 660,111,264 shares issued at March 31, 2012 and December 31, 2011, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	0	0
Additional paid-in capital	24,288	24,293
Common Stock held in treasury, at cost (192,076,809 and 192,072,613 shares at March 31, 2012 and December 31, 2011, respectively)	(11,917)	(11,920)
Accumulated other comprehensive income (loss)	7,226	5,418
Retained earnings	15,339	16,456

Total Prudential Financial, Inc. equity	34,942	34,253

Noncontrolling interests	596	588

Total equity	35,538	34,841

TOTAL LIABILITIES AND EQUITY	$637,737	$620,244

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011 (in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES
Premiums	$6,773	$5,510
Policy charges and fee income	1,049	948
Net investment income	3,320	3,118
Asset management fees and other income	(135)	644
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(573)	(575)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	461	471
Other realized investment gains (losses), net	(1,272)	54

Total realized investment gains (losses), net	(1,384)	(50)

Total revenues	9,623	10,170

BENEFITS AND EXPENSES
Policyholders’ benefits	6,443	5,433
Interest credited to policyholders’ account balances	966	823
Dividends to policyholders	442	548
Amortization of deferred policy acquisition costs	(225)	354
General and administrative expenses	2,796	2,384

Total benefits and expenses	10,422	9,542

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(799)	628

Income tax expense	171	160

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(970)	468
Equity in earnings of operating joint ventures, net of taxes	7	104

INCOME (LOSS) FROM CONTINUING OPERATIONS	(963)	572
Income from discontinued operations, net of taxes	7	14

NET INCOME (LOSS)	(956)	586
Less: Income attributable to noncontrolling interests	11	25

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$(967)	$561

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$(2.10)	$1.09
Income from discontinued operations, net of taxes	0.01	0.03

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$(2.09)	$1.12

Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$(2.10)	$1.08
Income from discontinued operations, net of taxes	0.01	0.02

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$(2.09)	$1.10

Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$6.50	$6.50
Income from discontinued operations, net of taxes	0.00	0.00

Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$6.50	$6.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011 (in millions)

	Three Months Ended March 31,
	2012	2011
NET INCOME (LOSS)	$(956)	$586
Other comprehensive income, before tax:
Foreign currency translation adjustments	(179)	139

Unrealized investment gains (losses) for the period	2,891	(1,001)
Reclassification adjustment for (gains) losses included in net income	93	98

Net unrealized investment gains (losses)	2,984	(903)

Impact of foreign currency changes and other	15	(3)
Amortization included in net income	40	22

Defined benefit pension and postretirement unrecognized net periodic benefit (cost)	55	19

Other comprehensive income (loss), before tax:	2,860	(745)
Less: Income tax expense (benefit) related to items of other comprehensive income	1,056	(309)

Other comprehensive income (loss), net of taxes:	1,804	(436)

Comprehensive Income	848	150
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(31)

Comprehensive income attributable to Prudential Financial, Inc.	$841	$119

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Three Months Ended March 31, 2012 and 2011 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	$6	$24,293	$16,456	$(11,920)	$5,418	$34,253	$588	$34,841
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							1	1
Stock-based compensation programs		(5)	(150)	253		98		98
Comprehensive income:
Net income			(967)			(967)	11	(956)
Other comprehensive income (loss), net of tax					1,808	1,808	(4)	1,804

Total comprehensive income (loss)						841	7	848

Balance, March 31, 2012	$6	$24,288	$15,339	$(11,917)	$7,226	$34,942	$596	$35,538

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Cumulative effect of adoption of accounting principle			(2,701)		(179)	(2,880)		(2,880)
Contributions from noncontrolling interests							6	6
Stock-based compensation programs		(13)	(11)	111		87		87
Comprehensive income:
Net income			561			561	25	586
Other comprehensive income (loss), net of tax					(442)	(442)	6	(436)

Total comprehensive income (loss)						119	31	150

Balance, March 31, 2011	$6	$24,210	$14,230	$(11,062)	$2,357	$29,741	$550	$30,291

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011 (in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(956)	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,384	50
Policy charges and fee income	(326)	(298)
Interest credited to policyholders’ account balances	966	823
Depreciation and amortization	105	(19)
Gains on trading account assets supporting insurance liabilities, net	(234)	21
Change in:
Deferred policy acquisition costs	(1,047)	(389)
Future policy benefits and other insurance liabilities	2,689	1,710
Other trading account assets	(48)	60
Income taxes	272	166
Other, net	(2,038)	(479)

Cash flows from operating activities	767	2,231

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,967	6,902
Fixed maturities, held-to-maturity	123	139
Trading account assets supporting insurance liabilities and other trading account assets	4,512	4,420
Equity securities, available-for-sale	1,088	424
Commercial mortgage and other loans	784	944
Policy loans	577	465
Other long-term investments	554	368
Short-term investments	7,399	3,925
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,573)	(8,048)
Fixed maturities, held-to-maturity	0	(12)
Trading account assets supporting insurance liabilities and other trading account assets	(4,360)	(4,523)
Equity securities, available-for-sale	(941)	(438)
Commercial mortgage and other loans	(1,380)	(1,260)
Policy loans	(451)	(405)
Other long-term investments	(277)	(174)
Short-term investments	(7,262)	(4,056)
Acquisition of subsidiaries, net of cash acquired	0	(2,321)
Other, net	16	(282)

Cash flows used in investing activities	(2,224)	(3,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,404	5,544
Policyholders’ account withdrawals	(6,074)	(5,580)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	970	(6)
Cash dividends paid on Common Stock	(44)	(41)
Net change in financing arrangements (maturities 90 days or less)	145	537
Common Stock acquired	(225)	0
Common Stock reissued for exercise of stock options	63	47
Proceeds from the issuance of debt (maturities longer than 90 days)	1,130	144
Repayments of debt (maturities longer than 90 days)	(191)	(334)
Excess tax benefits from share-based payment arrangements	44	6
Other, net	297	(488)

Cash flows from (used in) financing activities	1,519	(171)

Effect of foreign exchange rate changes on cash balances	(112)	(48)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50)	(1,920)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,251	12,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,201	$10,995

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$205	$56

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, except for the adjustment described below under “Out of Period Adjustment.” Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd., use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of March 31, 2012, include the assets and liabilities of Gibraltar Life as of February 29, 2012 and the results of operations for Gibraltar Life for the three months ended February 29, 2012.

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

Out of Period Adjustment

For the three months ended March 31, 2011, the Company recorded an out of period adjustment that decreased “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” by $95 million. The adjustment related to the amortization of unrealized losses associated with U.S. dollar-denominated collateralized mortgage-backed securities held by the Gibraltar Life Insurance Company, Ltd. consolidated operations (“Gibraltar Life operations”) that were reclassified from available-for-sale to held-to-maturity in December 2008. The adjustment, which had no impact on the carrying value of these securities, resulted from using the contractual maturities of the securities rather than the expected effective duration of the securities as the basis for the amortization of the unrealized losses that existed when the securities were reclassified. The adjustment had no impact on adjusted operating income, the Company’s measure of segment performance, and is not material to any previously reported quarterly or annual financial statements. For further information on the presentation of segment results and a definition of adjusted operating income, see Note 11.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 13 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

mortgage-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

“Other trading account assets, at fair value” consist primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives, including those used by the Company in its capacity as a broker-dealer and derivative hedging positions, used in a non-broker-dealer capacity primarily to hedge the risks related to certain products. These instruments are carried at fair value. Realized and unrealized gains and losses on these investments and on derivatives used by the Company in its capacity as a broker-dealer are reported in “Asset management fees and other income” and, for those related to the Company’s former global commodities group, in “Income from discontinued operations, net of taxes.” Interest and dividend income from these investments is reported in “Net investment income” and, for those related to the Company’s former global commodities group, in “Income from discontinued operations, net of taxes.”

Equity securities available-for-sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and certain perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income.”

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Other collateralized loans primarily include senior loans made by the Company’s international insurance businesses and loans made to the Company’s former real estate franchisees. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives were also used in a derivative broker-dealer capacity in the Company’s former global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices and prices of securities and commodities. The Company’s global commodities group was sold on July 1, 2011. See Note 3 for further details. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Income from discontinued operations, net of taxes” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Unaudited Interim Consolidated Financial Statements included herein reflect the adoption of this updated guidance.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 13. Adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the assessment of effective control for repurchase agreements. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in “Deferred policy acquisition costs” of $4.3 billion, an increase in “Future policy benefits” of $0.2 billion, and a reduction in “Total equity” of $3.0 billion. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three months ended March 31, 2011 was a decrease of $76 million. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

The following tables present amounts as previously reported in 2011, the effect on those amounts of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, and the adjusted amounts that are reflected in the Unaudited Interim Consolidated Financial Statements included herein.

Unaudited Interim Consolidated Statement of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
Deferred policy acquisition costs	$16,790	$(4,273)	$12,517
Other assets	16,060	(4)	16,056
TOTAL ASSETS	624,521	(4,277)	620,244

Future policy benefits	170,459	212	170,671
Policyholders’ account balances	134,552	6	134,558
Income taxes	8,083	(1,525)	6,558
Total liabilities	586,710	(1,307)	585,403

Accumulated other comprehensive income (loss)	5,563	(145)	5,418
Retained earnings	19,281	(2,825)	16,456
Total Prudential Financial, Inc. equity	37,223	(2,970)	34,253
Total equity	37,811	(2,970)	34,841
TOTAL LIABILITIES AND EQUITY	$624,521	$(4,277)	$620,244

Unaudited Interim Consolidated Statement of Operations:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$5,521	$(11)	$5,510
Asset management fees and other income	649	(5)	644
Total revenues	10,186	(16)	10,170
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	459	(105)	354
General and administrative expenses	2,219	165	2,384
Total benefits and expenses	9,482	60	9,542
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	704	(76)	628
Income tax expense	190	(30)	160
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	514	(46)	468
Equity in earnings of operating joint ventures, net of taxes	105	(1)	104
INCOME (LOSS) FROM CONTINUING OPERATIONS	619	(47)	572
NET INCOME (LOSS)	633	(47)	586
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$608	$(47)	$561

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)

EARNINGS PER SHARE
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.19	$(0.10)	$1.09
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$1.22	$(0.10)	$1.12
Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.17	$(0.09)	$1.08
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$1.20	$(0.10)	$1.10
Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$5.00	$1.50	$6.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$5.00	$1.50	$6.50

Unaudited Interim Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$633	$(47)	$586
Change in:
Deferred policy acquisition costs	(449)	60	(389)
Future policy benefits and other insurance liabilities	1,699	11	1,710
Other, net	(455)	(24)	(479)
Cash flows from operating activities	$2,231	$0	$2,231

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities are Japanese corporations and their businesses are in Japan. On January 1, 2012, the Star and Edison Businesses were merged into the Gibraltar Life Insurance Company, Ltd.

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

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired(2)	3,769
Goodwill(2)	173
Other assets(1)(2)	880

Total assets acquired	50,086
Future policy benefits(2)(3)	22,202
Policyholders’ account balances(2)(3)(4)	22,785
Long-term debt	496
Other liabilities(2)	390

Total liabilities assumed	45,873

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Reflects revisions to prior period presentation for correction of treatment of certain acquired policies and refinements to certain data.
(3)	Reflects reclassifications to prior period presentation for correction of classification of certain acquired policies.
(4)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

Value of Business Acquired

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table provides estimated future amortization of VOBA, net of interest, assuming March 31, 2012 end of period foreign currency exchange rates remain constant, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
Remainder of 2012	$290
2013	$344
2014	$299
2015	$259
2016	$227
2017 and thereafter	$1,805

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of January 1, 2012	$3,490
Amortization	(142)
Interest	11
Foreign currency translation	(135)

Balance as of March 31, 2012	$3,224

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

Three Months Ended March 31, 2011
(in millions except per share amount)
Total revenues	$11,490
Income from continuing operations	737
Net income attributable to Prudential Financial, Inc.	726

Earnings per share—Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.43
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.46

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.41
Net income attributable to Prudential Financial, Inc. per share of Common Stock	1.44

Earnings per share—Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$6.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	6.50

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Global commodities business	$0	$15
Real estate investments sold or held for sale	10	14
Other	0	1

Income from discontinued operations before income taxes	10	30
Income tax expense	3	16

Income from discontinued operations, net of taxes	$7	$14

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conducted its global commodities business (the “Global Commodities Business”) and certain assets that were primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale were Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale and received cash proceeds of $422 million.

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

	March 31, 2012	December 31, 2011
	(in millions)
Total assets	$75	$464
Total liabilities	$4	$7

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,763	$2,411	$45	$14,129	$0
Obligations of U.S. states and their political subdivisions	2,617	438	1	3,054	0
Foreign government bonds	71,292	5,109	67	76,334	0
Corporate securities	119,639	10,517	1,687	128,469	(13)
Asset-backed securities(1)	12,296	177	1,569	10,904	(1,147)
Commercial mortgage-backed securities	11,551	742	50	12,243	10
Residential mortgage-backed securities(2)	8,989	519	50	9,458	(12)

Total fixed maturities, available-for-sale	$238,147	$19,913	$3,469	$254,591	$(1,162)

Equity securities, available-for-sale	$6,705	$1,416	$95	$8,026

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $368 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,176	$113	$0	$1,289	$0
Corporate securities(1)	1,104	17	86	1,035	0
Asset-backed securities(2)	1,132	61	1	1,192	0
Commercial mortgage-backed securities	400	66	0	466	0
Residential mortgage-backed securities(3)	963	61	0	1,024	0

Total fixed maturities, held-to-maturity(1)	$4,775	$318	$87	$5,006	$0

(1)	Excludes notes with amortized cost of $500 million (fair value, $546 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,249	$2,873	$18	$15,104	$0
Obligations of U.S. states and their political subdivisions	2,664	393	2	3,055	0
Foreign government bonds	72,442	4,754	209	76,987	0
Corporate securities	119,800	10,088	3,015	126,873	(22)
Asset-backed securities(1)	12,346	172	1,825	10,693	(1,199)
Commercial mortgage-backed securities	11,519	669	108	12,080	8
Residential mortgage-backed securities(2)	9,404	531	79	9,856	(13)

Total fixed maturities, available-for-sale	$240,424	$19,480	$5,256	$254,648	$(1,226)

Equity securities, available-for-sale	$6,922	$1,061	$448	$7,535

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $223 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,260	$128	$0	$1,388	$0
Corporate securities(1)	1,157	21	98	1,080	0
Asset-backed securities(2)	1,213	62	0	1,275	0
Commercial mortgage-backed securities	428	69	0	497	0
Residential mortgage-backed securities(3)	1,049	65	0	1,114	0

Total fixed maturities, held-to-maturity(1)	$5,107	$345	$98	$5,354	$0

(1)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities collateralized by auto loans, credit cards, education loans, and other asset types.
(3)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2012, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$15,209	$15,601	$0	$0
Due after one year through five years	44,948	46,971	64	66
Due after five years through ten years	50,974	55,022	391	396
Due after ten years(1)	94,180	104,392	1,825	1,862
Asset-backed securities	12,296	10,904	1,132	1,192
Commercial mortgage-backed securities	11,551	12,243	400	466
Residential mortgage-backed securities	8,989	9,458	963	1,024

Total(1)	$238,147	$254,591	$4,775	$5,006

(1)	Excludes notes with amortized cost of $500 million (fair value, $546 million) which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$5,663	$3,141
Proceeds from maturities/repayments	4,989	3,931
Gross investment gains from sales, prepayments, and maturities	127	197
Gross investment losses from sales and maturities	(78)	(68)

Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	123	139

Equity securities, available-for-sale
Proceeds from sales	$1,082	$480
Gross investment gains from sales	122	97
Gross investment losses from sales	(86)	(13)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(112)	$(104)
Writedowns for impairments on equity securities	(49)	(22)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2012	2011
	(in millions)
Balance, beginning of period	$1,475	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(18)	(168)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(59)	(1)
Credit loss impairment recognized in the current period on securities not previously impaired	24	17
Additional credit loss impairments recognized in the current period on securities previously impaired	37	46
Increases due to the passage of time on previously recorded credit losses	13	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7)	(9)

Balance, end of period	$1,465	$1,392

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$567	$567	$951	$951

Fixed maturities:
Corporate securities	10,890	11,676	10,297	11,036
Commercial mortgage-backed securities	2,038	2,147	2,157	2,247
Residential mortgage-backed securities(1)	1,821	1,876	1,786	1,844
Asset-backed securities(2)	1,423	1,308	1,504	1,367
Foreign government bonds	637	657	644	655
U.S. government authorities and agencies and obligations of U.S. states	411	449	440	470

Total fixed maturities	17,220	18,113	16,828	17,619
Equity securities	977	999	1,050	911

Total trading account assets supporting insurance liabilities	$18,764	$19,679	$18,829	$19,481

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income”, was $263 million and $(44) million during the three months ended March 31, 2012 and 2011, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$4	$3

Fixed maturities:
Asset-backed securities	494	457	698	652
Residential mortgage-backed securities	175	100	186	96
Corporate securities	560	576	557	555
Commercial mortgage-backed securities	143	108	155	110
U.S. government authorities and agencies and obligations of U.S. states	151	141	41	31
Foreign government bonds	45	45	47	47

Total fixed maturities	1,568	1,427	1,684	1,491

Other	17	21	15	19
Equity securities	1,611	1,634	1,682	1,621

Subtotal	3,199	3,085	3,385	3,134

Derivative instruments		2,096		2,411

Total other trading account assets	$3,199	$5,181	$3,385	$5,545

The net change in unrealized gains (losses) from other trading account assets, excluding derivatives instruments, still held at period end, recorded within “Asset management fees and other income”, was $137 million and $51 million during the three months ended March 31, 2012 and 2011, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of both March 31, 2012 and December 31, 2011, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$58,790	$62,442	$60,323	$63,846
Fixed maturities, held-to-maturity	1,176	1,289	1,260	1,388
Trading account assets supporting insurance liabilities	468	480	471	483
Other trading account assets	39	39	40	40
Short-term investments	0	0	0	0
Cash equivalents	803	803	0	0

Total	$61,276	$65,053	$62,094	$65,757

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$4,946	$5,501	$4,678	$5,240
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	2	2	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$4,965	$5,521	$4,697	$5,260

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$6,507	19.9%	$6,391	19.8%
Retail	7,707	23.5	7,309	22.7
Apartments/Multi-Family	5,033	15.4	5,277	16.4
Industrial	7,045	21.5	7,049	21.8
Hospitality	1,584	4.8	1,486	4.6
Other	2,711	8.3	2,707	8.4

Total commercial mortgage loans	30,587	93.4	30,219	93.7
Agricultural property loans	2,156	6.6	2,046	6.3

Total commercial and agricultural mortgage loans by property type	32,743	100.0%	32,265	100.0%

Valuation allowance	(298)		(313)

Total net commercial and agricultural mortgage loans by property type	32,445		31,952

Other loans
Uncollateralized loans	2,130		2,323
Residential property loans	935		1,034
Other collateralized loans	166		176

Total other loans	3,231		3,533
Valuation allowance	(53)		(54)

Total net other loans	3,178		3,479

Total commercial mortgage and other loans(1)	$35,623		$35,431

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (27%), New York (11%), and Texas (7%) at March 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(8)	0	(1)	(2)	4	(7)
Charge-offs, net of recoveries	(7)	0	0	0	0	(7)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total ending balance	$279	$19	$14	$16	$23	$351

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(94)	11	(2)	13	1	(71)
Charge-offs, net of recoveries	(109)	0	0	(15)	(15)	(139)
Change in foreign exchange	0	0	1	0	1	2

Total ending balance	$294	$19	$16	$18	$20	$367

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$111	$12	$0	$16	$1	$140
Ending balance: collectively evaluated for impairment	168	7	14	0	22	211
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$279	$19	$14	$16	$23	$351

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,547	$43	$0	$107	$94	$1,791
Ending balance gross of reserves: collectively evaluated for impairment	29,040	2,113	935	59	2,036	34,183
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,587	$2,156	$935	$166	$2,130	$35,974

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$120	$11	$0	$18	$0	$149
Ending balance: collectively evaluated for impairment	174	8	16	0	20	218
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$294	$19	$16	$18	$20	$367

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,903	$45	$0	$110	$92	$2,150
Ending balance gross of reserves: collectively evaluated for impairment	28,316	2,001	1,034	66	2,231	33,648
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,219	$2,046	$1,034	$176	$2,323	$35,798

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses, and the related allowance for losses, as of the dates indicated are as follows:

	March 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$19	$19	$0	$9	$0
Retail	0	0	0	0	0
Office	15	94	0	9	1
Apartments/Multi-Family	22	22	0	11	0
Hospitality	63	125	0	31	1
Other	17	17	0	17	0

Total commercial mortgage loans	136	277	0	77	2

Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	12	0	6	0

Total with no related allowance	$142	$289	$0	$83	$2

With an allowance recorded:
Commercial mortgage loans:
Industrial	$28	$28	$19	$41	$0
Retail	46	46	7	67	1
Office	22	22	0	35	0
Apartments/Multi-Family	101	101	16	101	1
Hospitality	91	91	55	110	0
Other	129	133	20	111	2

Total commercial mortgage loans	417	421	117	465	4

Agricultural property loans	9	9	6	14	0
Residential property loans	0	0	0	0	0
Other collateralized loans	21	21	15	21	0
Uncollateralized loans	0	0	1	0	0

Total with related allowance	$447	$451	$139	$500	$4

Total:
Commercial mortgage loans	$553	$698	$117	$542	$6
Agricultural property loans	9	9	6	14	0
Residential property loans	0	0	0	0	0
Other collateralized loans	21	21	15	21	0
Uncollateralized loans	6	12	1	6	0

Total	$589	$740	$139	$583	$6

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$0	$0
Retail	0	0	0	0	0
Office	2	84	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	0	0	0	23	0
Other	17	17	0	11	1

Total commercial mortgage loans	19	101	0	35	1

Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	13	0	6	0

Total with no related allowance	$25	$114	$0	$42	$1

With an allowance recorded:
Commercial mortgage loans:
Industrial	$54	$54	$19	$36	$1
Retail	89	89	11	114	3
Office	47	47	3	49	0
Apartments/Multi-Family	102	102	19	197	4
Hospitality	129	129	55	178	0
Other	92	92	13	100	2

Total commercial mortgage loans	513	513	120	674	10

Agricultural property loans	19	19	11	14	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	0	0	0	13	0

Total with related allowance	$553	$553	$149	$737	$12

Total:
Commercial mortgage loans	$532	$614	$120	$709	$11
Agricultural property loans	19	19	11	15	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	6	13	0	19	0

Total	$578	$667	$149	$779	$13

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net carrying value of commercial and other loans held for sale by the Company as of March 31, 2012 and December 31, 2011, was $203 million and $514 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both March 31, 2012 and December 31, 2011, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

The following tables set forth the credit quality indicators as of March 31, 2012, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$582	$390	$199	$250	$20	$39	$1,480
50%-59.99%	298	25	391	234	87	45	1,080
60%-69.99%	1,024	107	435	655	244	16	2,481
70%-79.99%	172	154	163	359	285	93	1,226
80%-89.99%	19	0	0	106	103	241	469
90%-100%	0	0	0	0	111	55	166
Greater than 100%	0	0	16	6	2	119	143

Total Industrial	$2,095	$676	$1,204	$1,610	$852	$608	$7,045

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,198	$287	$409	$100	$85	$1	$2,080
50%-59.99%	581	680	611	80	73	3	2,028
60%-69.99%	557	534	824	393	96	17	2,421
70%-79.99%	0	92	377	453	27	11	960
80%-89.99%	0	0	0	0	31	19	50
90%-100%	0	0	5	58	5	33	101
Greater than 100%	0	0	0	13	54	0	67

Total Retail	$2,336	$1,593	$2,226	$1,097	$371	$84	$7,707

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,855	$364	$262	$87	$22	$30	$2,620
50%-59.99%	588	106	194	155	134	20	1,197
60%-69.99%	614	352	264	207	7	94	1,538
70%-79.99%	0	0	0	122	606	2	730
80%-89.99%	0	0	33	190	52	55	330
90%-100%	0	0	0	15	0	17	32
Greater than 100%	0	0	0	17	34	9	60

Total Office	$3,057	$822	$753	$793	$855	$227	$6,507

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$694	$209	$239	$157	$206	$60	$1,565
50%-59.99%	112	71	178	183	69	40	653
60%-69.99%	426	28	311	388	67	30	1,250
70%-79.99%	165	21	225	472	291	0	1,174
80%-89.99%	0	0	0	23	26	58	107
90%-100%	0	0	8	16	2	70	96
Greater than 100%	0	0	36	15	0	137	188

Total Apartments/Multi-Family	$1,397	$329	$997	$1,254	$661	$395	$5,033

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$248	$91	$137	$57	$21	$0	$554
50%-59.99%	175	15	0	0	0	0	190
60%-69.99%	91	0	63	243	11	0	408
70%-79.99%	0	0	6	117	47	0	170
80%-89.99%	0	0	5	68	29	34	136
90%-100%	0	0	0	0	2	19	21
Greater than 100%	0	0	0	0	12	93	105

Total Hospitality	$514	$106	$211	$485	$122	$146	$1,584

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$235	$18	$57	$22	$0	$0	$332
50%-59.99%	319	99	13	7	10	0	448
60%-69.99%	244	28	530	205	110	0	1,117
70%-79.99%	338	0	71	180	14	0	603
80%-89.99%	0	0	72	9	0	6	87
90%-100%	0	0	0	0	16	0	16
Greater than 100%	0	0	19	0	2	87	108

Total Other	$1,136	$145	$762	$423	$152	$93	$2,711

Commercial mortgage loans—Agricultural Properties

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$528	$120	$340	$411	$151	$2	$1,552
50%-59.99%	67	116	6	37	0	0	226
60%-69.99%	155	5	180	0	0	0	340
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	0	0
90%-100%	0	0	0	0	0	38	38
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$750	$241	$526	$448	$151	$40	$2,156

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—March 31, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$5,340	$1,479	$1,643	$1,084	$505	$132	$10,183
50%-59.99%	2,140	1,112	1,393	696	373	108	5,822
60%-69.99%	3,111	1,054	2,607	2,091	535	157	9,555
70%-79.99%	675	267	842	1,703	1,270	106	4,863
80%-89.99%	19	0	110	396	241	413	1,179
90%-100%	0	0	13	89	136	232	470
Greater than 100%	0	0	71	51	104	445	671

Total Commercial Mortgage and Agricultural	$11,285	$3,912	$6,679	$6,110	$3,164	$1,593	$32,743

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Agricultural Properties

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

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,045	$0	$0	$0	$0	$0	$7,045
Retail	7,702	0	0	0	5	5	7,707
Office	6,502	5	0	0	0	5	6,507
Apartments/Multi-Family	4,991	0	0	0	42	42	5,033
Hospitality	1,584	0	0	0	0	0	1,584
Other	2,700	5	0	0	6	11	2,711

Total commercial mortgage loans	30,524	10	0	0	53	63	30,587

Agricultural property loans	2,117	0	0	0	39	39	2,156
Residential property loans	897	16	6	0	16	38	935
Other collateralized loans	164	0	0	0	2	2	166
Uncollateralized loans	2,130	0	0	0	0	0	2,130

Total	$35,832	$26	$6	$0	$110	$142	$35,974

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,047	$0	$2	$0	$0	$2	$7,049
Retail	7,294	0	0	0	15	15	7,309
Office	6,369	5	0	0	17	22	6,391
Apartments/Multi-Family	5,207	0	0	0	70	70	5,277
Hospitality	1,486	0	0	0	0	0	1,486
Other	2,657	13	10	0	27	50	2,707

Total commercial mortgage loans	30,060	18	12	0	129	159	30,219

Agricultural property loans	2,005	0	1	1	39	41	2,046
Residential property loans	988	22	6	0	18	46	1,034
Other collateralized loans	174	0	0	0	2	2	176
Uncollateralized loans	2,323	0	0	0	0	0	2,323

Total	$35,550	$40	$19	$1	$188	$248	$35,798

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial mortgage loans:
Industrial	$42	$54
Retail	62	72
Office	38	58
Apartments/Multi-Family	127	129
Hospitality	110	169
Other	142	144

Total commercial mortgage loans	521	626

Agricultural property loans	43	44
Residential property loans	16	18
Other collateralized loans	21	15
Uncollateralized loans	8	8

Total	$609	$711

For the three months ended March 31, 2012, there were no commercial mortgage and other loans sold or acquired.

The following tables provide information about commercial mortgage and other loans involved in a troubled debt restructuring during the periods indicated. The pre-modification outstanding recorded investment has been adjusted for any partial payoffs, and the table excludes troubled debt restructurings where the Company has received assets, other than loans, in full satisfaction of the loan. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in millions)
Commercial mortgage loans:
Industrial	$0	$0	$0	$0
Retail	0	0	23	23
Office	5	5	5	5
Apartments/Multi-Family	0	0	36	36
Hospitality	0	0	0	0
Other	0	0	6	5

Total commercial mortgage loans	5	5	70	69

Agricultural property loans	0	0	0	0
Residential property loans	0	0	0	0
Other collateralized loans	0	0	3	2
Uncollateralized loans	0	0	0	0

Total	$5	$5	$73	$71

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of March 31, 2012.

As of March 31, 2012, the Company committed to fund $6 million to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three months ended March 31, 2012 and 2011, was from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$2,401	$2,183
Fixed maturities, held-to-maturity	34	37
Equity securities, available-for-sale	76	73
Trading account assets	231	211
Commercial mortgage and other loans	487	476
Policy loans	148	144
Broker-dealer related receivables	0	0
Short-term investments and cash equivalents	12	13
Other long-term investments	40	79

Gross investment income	3,429	3,216
Less: investment expenses	(109)	(98)

Net investment income	$3,320	$3,118

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2012 and 2011, were from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Fixed maturities	$(63)	$25
Equity securities	(13)	62
Commercial mortgage and other loans	11	11
Investment real estate	3	(3)
Joint ventures and limited partnerships	(4)	(1)
Derivatives(1)	(1,319)	(161)
Other	1	17

Realized investment gains (losses), net	$(1,384)	$(50)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$(1,003)	$16	$14	$466	$269	$(238)
Net investment gains (losses) on investments arising during the period	131				(46)	85
Reclassification adjustment for (gains) losses included in net income	155				(54)	101
Reclassification adjustment for OTTI losses excluded from net income(1)	(77)				27	(50)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(5)			2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(155)	54	(101)

Balance, March 31, 2012	$(794)	$11	$14	$311	$252	$(206)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$15,748	$(1,182)	$(1,269)	$(4,319)	$(2,935)	$6,043
Net investment gains (losses) on investments arising during the period	2,628				(943)	1,685
Reclassification adjustment for (gains) losses included in net income	(62)				19	(43)
Reclassification adjustment for OTTI losses excluded from net income(2)	77				(30)	47
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		78			(30)	48
Impact of net unrealized investment (gains) losses on future policy benefits			138		(54)	84
Impact of net unrealized investment (gains) losses on policyholders’ dividends				76	(28)	48

Balance, March 31, 2012	$18,391	$(1,104)	$(1,131)	$(4,243)	$(4,001)	$7,912

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(794)	$(1,003)
Fixed maturity securities, available-for-sale—all other	17,238	15,227
Equity securities, available-for-sale	1,321	613
Derivatives designated as cash flow hedges(1)	(196)	(86)
Other investments(2)	28	(6)

Net unrealized gains (losses) on investments	$17,597	$14,745

(1)	See Note 14 for more information on cash flow hedges.
(2)	Includes $90 million of net unrealized losses on held-to-maturity securities that were transferred from available-for-sale as of March 31, 2012. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,260	$39	$55	$6	$1,315	$45
Obligations of U.S. states and their political subdivisions	33	0	8	1	41	1
Foreign government bonds	1,785	50	157	17	1,942	67
Corporate securities	10,190	378	9,891	1,396	20,081	1,774
Commercial mortgage-backed securities	978	15	266	35	1,244	50
Asset-backed securities	1,649	243	3,830	1,326	5,479	1,569
Residential mortgage-backed securities	381	7	396	43	777	50

Total	$16,276	$732	$14,603	$2,824	$30,879	$3,556

(1)	Includes $670 million of fair value and $87 million of gross unrealized losses at March 31, 2012, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$870	$8	$130	$10	$1,000	$18
Obligations of U.S. states and their political subdivisions	7	0	46	2	53	2
Foreign government bonds	4,017	182	306	27	4,323	209
Corporate securities	21,419	1,144	9,691	1,969	31,110	3,113
Commercial mortgage-backed securities	917	61	362	47	1,279	108
Asset-backed securities	2,746	40	4,134	1,785	6,880	1,825
Residential mortgage-backed securities	422	19	378	60	800	79

Total	$30,398	$1,454	$15,047	$3,900	$45,445	$5,354

(1)	Includes $706 million of fair value and $98 million of gross unrealized losses at December 31, 2011, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at March 31, 2012 and December 31, 2011, are composed of $2,292 million and $3,535 million related to high or highest quality securities based on NAIC or equivalent rating and $1,264 million and $1,819 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At March 31, 2012, $2,278 million of the gross unrealized losses represented declines in value of greater than 20%, $256 million of which had been in that position for less than six months, as compared to $3,478 million at December 31, 2011, that represented declines in value of greater than 20%, $871 million of which had been in that position for less than six months. At March 31, 2012, the $2,824 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and public utilities sectors of the Company’s corporate securities. At December 31, 2011, the $3,900 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and services sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency exchange rate movements, general credit spread widening and increased liquidity discounts. At March 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$1,165	$95	$0	$0	$1,165	$95

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$2,602	$448	$0	$0	$2,602	$448

At March 31, 2012, $24 million of the gross unrealized losses represented declines in value of greater than 20%, $14 million of which had been in that position for less than six months. At December 31, 2011, $236 million of the gross unrealized losses represented declines in value of greater than 20%, $225 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2012 or December 31, 2011.

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

If the Company determines that it is the VIE’s “primary beneficiary,” it consolidates the VIE. There are currently two models for determining whether or not the Company is the “primary beneficiary” of a VIE. The first relates to those VIEs that have the characteristics of an investment company and for which certain other conditions are true. These conditions are that (1) the Company does not have the implicit or explicit obligation to fund losses of the VIE and (2) the VIE is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualified special-purpose entity. In this model the Company is the primary beneficiary if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns and would be required to consolidate the VIE.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has determined that it is the primary beneficiary of certain VIEs for which it is the asset manager, including certain CDOs and other investment structures, as it meets both conditions listed above. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the investment manager are reported. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	March 31, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$85	$83
Other trading account assets	300	271
Commercial mortgage and other loans	133	154
Other long-term investments	21	19
Cash and cash equivalents	79	275
Accrued investment income	1	1
Other assets	38	17

Total assets of consolidated VIEs	$657	$820

Other liabilities	$531	$723

Total liabilities of consolidated VIEs	$531	$723

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

	March 31, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$120	$129
Fixed maturities, held-to-maturity	1,113	1,191
Trading account assets supporting insurance liabilities	8	8
Other long-term investments	138	141
Accrued investment income	4	5

Total assets of consolidated VIEs	$1,383	$1,474

Total liabilities of consolidated VIEs	$0	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,984 million and $3,197 million at March 31, 2012 and December 31, 2011, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $554 million and $534 million at March 31, 2012 and December 31, 2011. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $7,816 million and $7,720 million as of March 31, 2012 and December 31, 2011, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,579 million and $4,486 million as of March 31, 2012 and December 31, 2011, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.6 billion as of both March 31, 2012 and December 31, 2011 and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $602 million and $664 million at March 31, 2012 and December 31, 2011, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2012 and December 31, 2011, the Company recognized a policyholder dividend obligation of $686 million and $762 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,926 million and $3,847 million at March 31, 2012 and December 31, 2011, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2012.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,280	$51,424
Policyholders’ dividends payable	938	902
Policyholders’ dividend obligation	4,612	4,609
Policyholders’ account balances	5,467	5,484
Other Closed Block liabilities	4,800	4,030

Total Closed Block Liabilities	67,097	66,449

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	41,709	42,024
Other trading account assets, at fair value	269	269
Equity securities, available-for-sale, at fair value	3,396	3,122
Commercial mortgage and other loans	8,675	8,322
Policy loans	5,228	5,296
Other long-term investments	2,058	2,080
Short-term investments	694	485

Total investments	62,029	61,598
Cash and cash equivalents	1,135	1,006
Accrued investment income	600	571
Other Closed Block assets	341	284

Total Closed Block Assets	64,105	63,459

Excess of reported Closed Block Liabilities over Closed Block Assets	2,992	2,990
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,910	3,836
Allocated to policyholder dividend obligation	(3,926)	(3,847)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,976	$2,979

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2012
(in millions)
Balance, January 1	$4,609
Impact from earnings allocable to policyholder dividend obligation	(76)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	79

Balance, March 31	$4,612

Closed Block revenues and benefits and expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Revenues
Premiums	$671	$691
Net investment income	733	748
Realized investment gains (losses), net	(9)	30
Other income	20	16

Total Closed Block revenues	1,415	1,485

Benefits and Expenses
Policyholders’ benefits	859	814
Interest credited to policyholders’ account balances	34	34
Dividends to policyholders	404	517
General and administrative expenses	127	132

Total Closed Block benefits and expenses	1,424	1,497

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(9)	(12)
Income tax expense (benefit)	(12)	(14)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	3	2
Income from discontinued operations, net of taxes	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$3	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2011	660.1	192.1	468.0	2.0
Common Stock issued	0	0	0	0
Common Stock acquired	0	4.0	(4.0)	0
Stock-based compensation programs(1)	0	(4.0)	4.0	0

Balance, March 31, 2012	660.1	192.1	468.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

Common Stock Held in Treasury

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of March 31, 2012, 23.8 million shares of the Company’s common stock were repurchased under this authorization at a total cost of $1,250 million, of which 4 million shares were repurchased in the first quarter of 2012 at a total cost of $250 million. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2012 and 2011 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,494)	$5,418
Change in component during period	(141)	1,901	48	1,808

Balance, March 31, 2012	$966	$7,706	$(1,446)	$7,226

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Cumulative effect of accounting adoption	(279)	100	0	(179)
Change in component during period	113	(566)	11	(442)

Balance, March 31, 2011	$979	$2,679	$(1,301)	$2,357

(1)	Includes cash flow hedges $(126) million and $(55) million as of March 31, 2012 and December 31, 2011, respectively, and $(208) million and $(169) million as of March 31, 2011 and December 31, 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, is as follows:

	Three Months Ended March 31,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(984)			$550
Direct equity adjustment	8			9
Less: Income attributable to noncontrolling interests	11			25
Less: Earnings allocated to participating unvested share-based payment awards	0			7

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(987)	469.2	$(2.10)	$527	484.9	$1.09

Effect of dilutive securities and compensation programs(1)
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$0			$7
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	0			7
Stock options		0.0			3.5
Deferred and long-term compensation programs		0.0			0.4
Exchangeable Surplus Notes	0	0.0		4	5.1

Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(987)	469.2	$(2.10)	$531	493.9	$1.08

(1)	For the three months ended March 31, 2012, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended March 31, 2012, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. For the three months ended March 31, 2012, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2011 were based on 6.5 million of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

such awards weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended March 31, 2012, 20.7 million options and 5.8 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three months ended March 31, 2011, 9.0 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.10 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

	Three Months Ended March 31,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$21			$22
Less: Direct equity adjustment	8			9

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$13	2.0	$6.50	$13	2.0	$6.50

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At March 31, 2012 and December 31, 2011, the weighted average maturity of total commercial paper outstanding was 26 and 21 days, respectively.

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in millions)
Prudential Financial	$283	$296
Prudential Funding, LLC	1,023	870

Total outstanding commercial paper borrowings	$1,306	$1,166

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2011, the 5% limitation equates to a maximum amount of pledged assets of $7.7 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.3 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2012, Prudential Insurance had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $924 million and collateralized funding agreements of $1.5 billion with maturities ranging from 2013 through 2018.

As of March 31, 2012, $199 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2012 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.5 billion as of March 31, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, became a member of the Federal Home Loan Bank of Boston or FHLBB, in December 2009. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

As of March 31, 2012, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities, which includes a $2,000 million five-year credit facility on which Prudential Financial is the sole borrower party. These facilities have remaining terms ranging from 2.75 years to 4.75 years. There were no outstanding borrowings under these credit facilities as of March 31, 2012. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. For additional information on these credit facilities, see Note 14 to the Company’s Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K.

Sale of Asset-Backed Notes

On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1.0 billion aggregate principal amount of 2.997% notes with a final maturity of September 30, 2015. The notes are secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to its scheduled payment date.

Termination of Existing Replacement Capital Covenants and Execution of New Replacement Capital Covenant

On April 11, 2012, the Company terminated the replacement capital covenants that were entered into in 2008 in connection with its issuance of $600 million of 8.875% fixed-to-floating rate junior subordinated notes and $920 million of 9.0% junior subordinated notes. The Company received the consent of holders of a majority in principal amount of its 6.625% medium-term notes due 2037, as was required for the termination of the replacement capital covenants. The Company also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. The new replacement capital covenant was entered into for the benefit of the holders of the Company’s 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless it

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

has received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, the terms of the new replacement capital covenant will not apply in certain instances, including (i) if Standard & Poor’s upgrades the Company’s corporate credit rating by at least one notch above “A” or (ii) if the Company repurchases or redeems up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Components of net periodic (benefit) cost
Service cost	$61	$50	$3	$3
Interest cost	119	120	25	27
Expected return on plan assets	(181)	(180)	(21)	(24)
Amortization of prior service cost	3	6	(3)	(3)
Amortization of actuarial (gain) loss, net	26	10	14	9
Special termination benefits	2	1	—	—

Net periodic (benefit) cost	$30	$7	$18	$12

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (net losses of $27 million and $34 million for the three months ended March 31, 2012 and 2011, respectively). As of March 31, 2012 and December 31, 2011, the fair value of open contracts used for this purpose was a net asset of $34 million and a net liability of $184 million, respectively.

The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses recorded within “Realized investment gains (losses), net” are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes net gains of $66 million and $64 million for the three months ended March 31, 2012 and 2011, respectively, due to periodic settlements and yield adjustments of such contracts, and includes net gains of $14 million and $12 million for the three months ended March 31, 2012 and 2011, respectively, related to certain

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

derivative contracts that were terminated or offset in prior periods. The table below reflects the total deferred gain (loss) as of March 31, 2012, related to certain derivative contracts that were terminated or offset in prior periods that will be recognized in adjusted operating income in future periods for each segment, as well as the weighted average period over which these deferred amounts will be recognized.

	Deferred Amount	Weighted Average Period
	(in millions)	(in years)
Segment:
International Insurance	$642	28
Asset Management	20	8
Corporate and Other	(37)	6

Total deferred gain (loss)	$625

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company conducts certain activities for which “Realized investment gains (losses), net” are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these strategic investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the “Realized investment gains (losses), net” associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. Net realized investment gains of $11 million and $27 million for the three months ended March 31, 2012 and 2011, respectively, related to these and other businesses were reflected as an adjustment to “Realized investment gains (losses), net.”

The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income,” and interest and dividend income for these investments is recorded in “Net investment income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments, which is recorded within “Asset management fees and other income,” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of these adjustments was to exclude from adjusted operating income net gains of $66 million and $47 million, for the three months ended March 31, 2012 and 2011, respectively.

The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of this adjustment was to exclude from adjusted operating income net losses of $1,379 million and $211 million for the three months ended March 31, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2011, the Company recorded an out of period adjustment that decreased income from continuing operations before equity in earnings of operating joint ventures by $95 million. The adjustment is related to the amortization of unrealized losses associated with U.S. dollar-denominated collateralized mortgage-backed securities held by the Gibraltar Life operations that were reclassified from available-for-sale to held-to-maturity in December 2008. The adjustment, which had no impact on the carrying value of the U.S. dollar-denominated collateralized mortgage-backed securities, resulted from amortizing the unrealized losses that existed when the securities were reclassified over a period greater than the expected effective duration of the securities. The adjustment does not impact current or prior period adjusted operating income of any segments and is included as a component of the foreign currency related adjustments discussed above.

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. Consistent with the exclusion of realized investment gains and losses with respect to the mark-to-market on other derivatives, the impact of the non-performance risk is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” The net impact of the non-performance risk and certain other adjustments was to exclude from adjusted operating income net gains of $21 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company recorded additional losses of $65 million in the first quarter of 2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations and are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net,” which is consistent with the adjusted operating income treatment of similar credit-related losses that are recorded within “Realized investment gains (losses), net.” Any subsequent recoveries arising from this settlement will also be excluded from adjusted operating income.

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

Adjusted operating income excludes net investment gains and losses on TAASIL. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” Adjusted operating income also excludes net investment gains and losses on related derivatives and commercial mortgage and other loans reported in “Realized investment gains (losses), net.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to ultimately accrue to the contractholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$421	$274
Retirement	156	172
Asset Management	121	154

Total U.S. Retirement Solutions and Investment Management Division	698	600

Individual Life	112	98
Group Insurance	(38)	39

Total U.S. Individual Life and Group Insurance Division	74	137

International Insurance	606	628

Total International Insurance Division	606	628

Corporate Operations	(363)	(269)

Total Corporate and Other	(363)	(269)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,015	1,096

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,716)	(365)
Charges related to realized investment gains (losses), net	878	(10)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	234	(17)
Change in experience-rated contractholder liabilities due to asset value changes	(246)	34
Divested businesses	1	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(133)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(829)	596

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	30	32

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(799)	$628

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Financial Services Businesses:
Individual Annuities	$958	$898
Retirement	1,107	1,206
Asset Management	539	548

Total U.S. Retirement Solutions and Investment Management Division	2,604	2,652

Individual Life	776	725
Group Insurance	1,547	1,506

Total U.S. Individual Life and Group Insurance Division	2,323	2,231

International Insurance	5,849	4,321

Total International Insurance Division	5,849	4,321

Corporate Operations	(125)	(57)

Total Corporate and Other	(125)	(57)

Total	10,651	9,147

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,717)	(365)
Charges related to realized investment gains (losses), net	(29)	(34)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	234	(17)
Divested businesses	15	50
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	(158)

Total Financial Services Businesses	8,148	8,623

Closed Block Business	1,475	1,547

Total per Unaudited Interim Consolidated Financial Statements	$9,623	$10,170

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Asset Management segment intersegment revenues	$128	$112

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in millions)
Individual Annuities	$132,478	$123,394
Retirement	136,451	131,947
Asset Management	38,421	37,307

Total U.S. Retirement Solutions and Investment Management Division	307,350	292,648

Individual Life	45,017	43,063
Group Insurance	38,686	36,981

Total U.S. Individual Life and Group Insurance Division	83,703	80,044

International Insurance	168,257	168,961

Total International Insurance Division	168,257	168,961

Corporate Operations	8,504	9,347

Total Corporate and Other	8,504	9,347

Total Financial Services Businesses	567,814	551,000

Closed Block Business	69,923	69,244

Total	$637,737	$620,244

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in December 2012, unless extended. The statute of limitations for the 2007 tax year will expire in December 2013, unless extended. Tax years 2008 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $83 million within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

During 2004 through 2006, the Company entered into two transactions that involved, among other things, the payment of foreign income taxes that were credited against the Company’s U.S. tax liability. On May 23, 2011, the IRS issued notices of proposed adjustments disallowing the foreign tax credits claimed and related transaction expenses. The total amount of the proposed adjustments for the transactions was approximately $200 million of tax and penalties. During the fourth quarter of 2011, the Company reached agreement with the IRS on the resolution of the proposed foreign tax credits disallowance. The impact to the 2011 results attributable to the settlement was an increase to tax expense of approximately $93 million. The settlement of the foreign tax credit transactions for 2004 through 2006 marked the conclusion of the IRS audits for those years. As a result, all unrecognized tax positions plus interest relating to tax years prior to 2007 were recognized in 2011. As such, 2011 benefited from a reduction to the liability for unrecognized tax benefits of $70 million, including the impact from the foreign tax credit disallowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2011, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or first quarter 2012 results.

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

	PGFL	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$42	$678	$720
Additional tax expense recognized in the Statement of Operations:
2009	6	0	6
2010	6	0	6
2011	(29)	252	223
1Q 2012	(2)	339	337

Subtotal	(19)	591	572
Additional tax expense recognized in Other Comprehensive Income	19	10	29

Additional tax expense to be recognized in future periods	$42	$77	$119

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third party pricing information or quotes received and apply internally-developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2012 and December 31, 2011, these over-rides on a net basis were not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. The valuation policies and guidelines are reviewed and updated as appropriate.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$14,061	$68	$		$14,129
Obligations of U.S. states and their political subdivisions	0	3,044	10			3,054
Foreign government bonds	0	76,308	26			76,334
Corporate securities	43	126,793	1,633			128,469
Asset-backed securities	0	8,239	2,665			10,904
Commercial mortgage-backed securities	0	12,082	161			12,243
Residential mortgage-backed securities	0	9,444	14			9,458

Subtotal	43	249,971	4,577			254,591
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	11			188
Obligations of U.S. states and their political subdivisions	0	261	0			261
Foreign government bonds	0	657	0			657
Corporate securities	0	11,573	103			11,676
Asset-backed securities	0	919	389			1,308
Commercial mortgage-backed securities	0	2,145	2			2,147
Residential mortgage-backed securities	0	1,874	2			1,876
Equity securities	848	132	19			999
Short-term investments and cash equivalents	490	77	0			567

Subtotal	1,338	17,815	526			19,679
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	141	0			141
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	43	0			45
Corporate securities	17	520	39			576
Asset-backed securities	0	400	57			457
Commercial mortgage-backed securities	0	96	12			108
Residential mortgage-backed securities	0	99	1			100
Equity securities	335	56	1,243			1,634
All other(2)	15	11,036	48		(8,979)	2,120

Subtotal	369	12,391	1,400		(8,979)	5,181

Equity securities, available-for-sale	5,345	2,259	422			8,026
Commercial mortgage and other loans	0	203	75			278
Other long-term investments	187	70	1,086			1,343
Short-term investments	4,281	3,423	0			7,704
Cash equivalents	2,673	7,044	0			9,717
Other assets	135	99	8			242

Subtotal excluding separate account assets	14,371	293,275	8,094		(8,979)	306,761
Separate account assets(3)	45,626	171,006	19,935			236,567

Total assets	$59,997	$464,281	$28,029		$(8,979)	$543,328

Future policy benefits	$0	$0	$1,709	$		$1,709
Other liabilities	0	7,129	299		(6,861)	567

Total liabilities	$0	$7,129	$2,008		$(6,861)	$2,276

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,038	$66	$		$15,104
Obligations of U.S. states and their political subdivisions	0	3,055	0			3,055
Foreign government bonds	0	76,962	25			76,987
Corporate securities	12	125,411	1,450			126,873
Asset-backed securities	0	8,165	2,528			10,693
Commercial mortgage-backed securities	0	11,935	145			12,080
Residential mortgage-backed securities	0	9,840	16			9,856

Subtotal	12	250,406	4,230			254,648
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9			186
Obligations of U.S. states and their political subdivisions	0	284	0			284
Foreign government bonds	0	655	0			655
Corporate securities	0	10,927	109			11,036
Asset-backed securities	0	1,010	357			1,367
Commercial mortgage-backed securities	0	2,226	21			2,247
Residential mortgage-backed securities	0	1,842	2			1,844
Equity securities	769	122	20			911
Short-term investments and cash equivalents	684	267	0			951

Subtotal	1,453	17,510	518			19,481
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	502	39			555
Asset-backed securities	0	593	59			652
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	305	40	1,276			1,621
All other(2)	15	13,547	93		(11,222)	2,433

Subtotal	336	14,948	1,483		(11,222)	5,545

Equity securities, available-for-sale	5,004	2,171	360			7,535
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	193	(11)	1,110			1,292
Short-term investments	5,506	3,254	0			8,760
Cash equivalents	2,667	6,762	0			9,429
Other assets	3	86	9			98

Subtotal excluding separate account assets	15,174	295,640	7,796		(11,222)	307,388
Separate account assets(3)	40,319	158,703	19,358			218,380

Total assets	$55,493	$454,343	$27,154		$(11,222)	$525,768

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

(1)	“Netting” amounts represent cash collateral of $2,118 million and $3,368 million as of March 31, 2012 and December 31, 2011, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Primarily represents derivative assets.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of March 31, 2012 and December 31, 2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair value of loans held and accounted for using the Fair Value Option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a pre-determined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of pre-determined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. The input values for look-back equity options are derived from observable market indices (e.g. interest rates, dividend yields and equity indices), and unobservable model-specific input values including certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

Separate Account Assets—Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Liabilities—Other liabilities include derivative instruments, the fair values of which are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

Future Policy Benefits—The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability. The opposite impact occurs as implied volatility declines.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim period, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering the actual experience that has occurred during the period from the most recent update to the expected amounts. These assumptions require the use of management judgment and are discussed in further detail below.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4	$75	$79
Obligations of U.S. states and their political subdivisions	0	10	10
Foreign government bonds	0	26	26
Corporate securities	1,020	755	1,775
Asset-backed securities	316	2,795	3,111
Commercial mortgage-backed securities	144	31	175
Residential mortgage-backed securities	3	14	17
Equity securities	177	1,507	1,684
Commercial mortgage and other loans	75	0	75
Other long-term investments	(3)	1,089	1,086
Other assets	48	8	56

Subtotal excluding separate account assets(3)	1,784	6,310	8,094
Separate account assets:
Corporate securities	79	430	509
Equity securities	0	505	505
Commercial mortgage loans	1,185	0	1,185
Real estate	661	0	661
Other invested assets	17,075	0	17,075

Subtotal separate account assets	19,000	935	19,935

Total assets	$20,784	$7,245	$28,029

Future policy benefits	$1,709	$0	$1,709
Other liabilities	4	295	299

Total liabilities	$1,713	$295	$2,008

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below represents quantitative information on significant internally-priced Level 3 assets and liabilities.

As of March 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in millions)
Assets:
Corporate securities	$1,020	Discounted cash flow	Discount rate	1.5% -23.5% (10.65%)
		Market comparables	EBITDA multiples(1)	5X - 8X (7.24X)
		Cap at call price	Call price	100% -102% (100.45%)
		Liquidation	Liquidation value	7.2% - 96% (78.98%)

Asset-backed securities	$316	Discounted cash flow	Prepayment rate	2.8% - 20% (7.10%)
			Default rate	0.5% - 2.4% (0.99%)
			Loss severity	25% - 35% (29.13%)
			Liquidity premium	0.5% - 3.75% (1.62%)
			Average life (years)	0.5 years -5 years (3.19 years)
			Comparable spreads	0.5% - 5.4% (1.71%)
			Comparable security yields	10.7% - 24.4% (13.23%)

Separate account assets: Commercial mortgage loans	$1,185	Discounted cash flow	Credit spread	1.70% - 8.99% (2.13%)
Other invested assets	$17,075	Third-party appraisals - see discussion below

Liabilities:
Future policy benefits	$1,709	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate(2)	0% - 10%
			Equity volatility curve	18% - 30%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Corporate Securities—Internally-priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is the internally-developed discount rate. Significant increases in the discount rate would result in a significantly lower fair value, with the reverse being true for decreases in the discount rate. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. The Company also applies market comparables, such as earnings before interest, taxes, depreciation and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

amortization (EBITDA) multiples for certain securities. In isolation, an increase in the value of these inputs would result in an increase in fair value, with the reverse being true for decreases in the value of these inputs.

Asset-Backed Securities—Asset-backed securities classified in Level 3 are primarily valued internally using a discounted cash flow technique. Unobservable inputs are the prepayment rate, default rate, loss severity, liquidity premium and comparable security spreads. In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions. However, in stressed markets, prepayment rates tend to decrease, while default rates and loss severities tend to increase. These changes will result in a decrease in fair value. In other cases where a liquidity premium and/or comparable security spreads and yields are used, a significant increase in either of these inputs can produce a significant decrease in fair value.

Separate Account Assets—Commercial Mortgage Loans—Commercial mortgage loans held within separate accounts and classified as Level 3 are primarily valued internally using a discounted cash flow technique. See Commercial Mortgage and Other Loans under “Fair Value of Financial Instruments” below for a further discussion on valuation technique. The primary unobservable input used is the spread to discount cash flows. In isolation, an increase in the value of this input would result in a decrease in fair value, with the reverse being true for decreases in the value of these inputs.

Changes in fair value of these investments are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations.

Separate Account Assets—Other Invested Assets—Other Invested Assets held within separate accounts and classified as Level 3 include investments in real estate that are reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification.

Changes in fair value of these investments are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments.

Future Policy Benefits—Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s dynamic lapse rate assumption adjusts the base lapse rate at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. The dynamic lapse adjustment reduces the base lapse rate based on the magnitude of the difference between the guaranteed amount and the account value. In-the-money contracts are those with a guaranteed benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, the dynamic lapse adjustment will reduce the lapse rate assumption for these contracts. All else being equal, contracts having a larger difference between the guaranteed amount and the account value will have a smaller lapse rate after applying the dynamic lapse rate adjustment. For less in-the-money contracts, the lapse rate assumption will be closer to the base lapse rate. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. A lower base lapse rate is applied to contracts in the surrender charge period. A higher base lapse rate is applied to contracts in the year the surrender charge period expires.

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability.

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes about 60-90% of contractholders that utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) will begin lifetime withdrawals at various time intervals from contract inception, with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the amount allowable under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value, the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience, the Company applies a mortality rate adjustment compared to standard industry tables. Overall mortality rates vary by contract group based on the age of the contractholder. Generally,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the Company does not expect actual mortality trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

Market volatility also impacts the estimate of future expected benefit payments. The Company uses an equity volatility curve based on third-party inputs. The curve starts with first year implied volatility and grades to a long-term realized volatility. The first year implied volatility determines the overall slope of the equity volatility curve. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability.

Transfers between Levels 1 and 2—There were no transfers between Levels 1 and 2 for the three months ended March 31, 2012 and 2011.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012.

	Three Months Ended March 31, 2012
	Fixed Maturities Available- For-Sale - U.S. Government Authorities	Fixed Maturities Available- For-Sale - U.S. States	Fixed Maturities Available- For-Sale - Foreign Government Bonds	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset- Backed Securities	Fixed Maturities Available- For-Sale - Commercial Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	2	2	0
Included in other comprehensive income (loss)	0	0	0	104	37	17
Net investment income	0	0	0	1	7	(2)
Purchases	0	10	1	172	507	19
Sales	0	0	0	(31)	(9)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	(108)	(132)	(3)
Foreign currency translation	0	0	0	(24)	(29)	(3)
Other(1)	2	0	0	(2)	0	0
Transfers into Level 3(2)	0	0	0	138	0	0
Transfers out of Level 3(2)	0	0	0	(69)	(246)	(12)

Fair Value, end of period	$68	$10	$26	$1,633	$2,665	$161

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$109	$41	$17

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Fixed Maturities Available- For-Sale - Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$16	$9	$109	$357	$21	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	(4)	5	0	0
Net investment income	0	0	0	1	0	0
Purchases	0	0	3	89	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(2)	0	(5)	(28)	0	0
Other(1)	0	2	(2)	0	0	0
Transfers into Level 3(2)	0	0	2	0	0	0
Transfers out of Level 3(2)	0	0	0	(35)	(19)	0

Fair Value, end of period	$14	$11	$103	$389	$2	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$0	$0	$(6)	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$20	$39	$59	$14	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	3	1	0
Net investment income	0	0	0	0	0
Purchases	0	1	0	0	0
Sales	0	(1)	(1)	(1)	(1)
Issuances	0	0	0	0	0
Settlements	0	0	(1)	(1)	0
Foreign currency translation	(1)	0	(2)	0	0
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	(1)	0

Fair Value, end of period	$19	$39	$57	$12	$1

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$0	$0	$2	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$1,276	$93	$360	$86	$1,110
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(49)	2	(2)	(1)
Asset management fees and other income	44	0	0	0	21
Included in other comprehensive income (loss)	0	0	10	0	0
Net investment income	0	0	0	0	4
Purchases	2	0	63	0	42
Sales	(8)	0	(4)	0	(18)
Issuances	0	0	0	0	0
Settlements	(23)	4	0	(9)	(73)
Foreign currency translation	(48)	0	(13)	0	1
Transfers into Level 3(2)	0	0	5	0	0
Transfers out of Level 3(2)	0	0	(1)	0	0

Fair Value, end of period	$1,243	$48	$422	$75	$1,086

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(49)	$0	$(3)	$0
Asset management fees and other income	$40	$0	$0	$0	$19
Included in other comprehensive income (loss)	$0	$0	$10	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(285)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1,333	(9)
Asset management fees and other income	2	0	0	0
Interest credited to policyholders’ account	0	749	0	0
Net investment income	0	0	0	0
Purchases	0	423	0	0
Sales	(3)	(174)	0	0
Issuances	0	6	(157)	(11)
Settlements	0	(254)	0	9
Foreign currency translation	0	0	1	0
Other(1)	0	0	0	(3)
Transfers into Level 3(2)	0	90	0	0
Transfers out of Level 3(2)	0	(263)	0	0

Fair Value, end of period	$8	$19,935	$(1,709)	$(299)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,311	$(10)
Asset management fees and other income	$2	$0	$0	$0
Interest credited to policyholders’ account	$0	$489	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	Three Months Ended March 31, 2011
	Fixed Maturities Available-For- Sale-Foreign Government Bonds	Fixed Maturities Available-For- Sale- Corporate Securities	Fixed Maturities Available-For- Sale-Asset- Backed Securities	Fixed Maturities Available-For- Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available-For- Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(17)	24	(2)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(10)	26	(1)	0
Net investment income	0	3	8	(1)	0
Purchases	0	360	424	0	0
Sales	0	(7)	(105)	(16)	0
Issuances	0	3	0	0	0
Settlements	0	(63)	(51)	0	(1)
Foreign currency translation	0	2	9	2	0
Other(1)	0	146	502	31	(1)
Transfers into Level 3(2)	0	108	221	0	0
Transfers out of Level 3(2)	0	(15)	(55)	0	0

Fair Value, end of period	$27	$1,697	$2,756	$143	$21

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(13)	$2	$(8)	$0
Included in other comprehensive income (loss)	$0	$(7)	$32	$5	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset-Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	(4)	3	0	0
Net investment income	0	1	0	0
Purchases	45	178	0	0
Sales	(11)	0	0	0
Issuances	0	0	0	0
Settlements	(8)	(17)	0	0
Foreign currency translation	0	0	0	0
Other(1)	0	15	0	(15)
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	0	(20)	0	0

Fair Value, end of period	$109	$386	$5	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$(1)	$3	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	1	0	5	4	3
Net investment income	0	0	1	0	0
Purchases	1	5	0	0	0
Sales	(1)	(2)	(3)	(3)	(5)
Issuances	0	0	0	0	0
Settlements	0	0	(2)	0	0
Foreign currency translation	0	0	1	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	76	0	37	2	1
Transfers out of Level 3(2)	0	0	(10)	(1)	(1)

Fair Value, end of period	$81	$38	$83	$21	$16

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$1	$0	$4	$3	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(32)	(9)	0	3
Asset management fees and other income	13	2	0	0	31
Included in other comprehensive income (loss)	0	0	22	0	0
Net investment income	0	0	0	0	1
Purchases	1	0	10	0	10
Sales	0	0	(8)	0	(4)
Issuances	0	0	0	0	0
Settlements	(2)	(1)	(1)	(34)	(5)
Foreign currency translation	0	0	14	0	0
Other(1)	0	0	449	0	0
Transfers into Level 3(2)	126	0	824	0	0
Transfers out of Level 3(2)	0	0	(1)	0	0

Fair Value, end of period	$164	$103	$1,655	$178	$804

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(10)	$0	$3
Asset management fees and other income	$12	$2	$0	$0	$21
Included in other comprehensive income (loss)	$0	$0	$23	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$0	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	602	0	(8)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	868	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	831	(111)	0	0
Sales	0	(22)	(1)	0	0
Issuances	0	1	0	0	0
Settlements	0	(512)	0	0	8
Foreign currency translation	0	0	0	0	0
Other(1)	0	0	0	0	0
Transfers into Level 3(2)	0	26	0	0	0
Transfers out of Level 3(2)	0	(352)	0	0	0

Fair Value, end of period	$9	$16,632	$694	$0	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$598	$0	$(8)
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$644	$0	$0	$0

(1)	Other primarily represents assets acquired through the acquisition of the Star and Edison Businesses. Other also includes reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale, Trading Account Assets Supporting Insurance Liabilities – Equity Securities and Other Trading Account Assets – Equity Securities. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$23	$9,976	$3	$		$10,002
Currency	0	251	0			251
Credit	0	28	0			28
Currency/Interest Rate	0	428	0			428
Equity	142	380	40			562
Netting(1)					(8,979)	(8,979)

Total derivative assets	$165	$11,063	$43		$(8,979)	$2,292

Derivative liabilities:
Interest Rate	$16	$5,812	$7	$		$5,835
Currency	0	417	0			417
Credit	0	94	0			94
Currency/Interest Rate	0	673	0			673
Equity	10	218	0			228
Netting(1)					(6,861)	(6,861)

Total derivative liabilities	$26	$7,214	$7		$(6,861)	$386

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,383	$5	$		$12,398
Currency	0	219	0			219
Credit	0	56	1			57
Currency/Interest Rate	0	562	0			562
Equity	149	365	83			597
Netting(1)					(11,222)	(11,222)

Total derivative assets	$159	$13,585	$89		$(11,222)	$2,611

Derivative liabilities:
Interest Rate	$9	$6,587	$6	$		$6,602
Currency	0	297	0			297
Credit	0	130	0			130
Currency/Interest Rate	0	928	0			928
Equity	0	246	0			246
Netting(1)					(7,854)	(7,854)

Total derivative liabilities	$9	$8,188	$6		$(7,854)	$349

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2012, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012.

	Three Months Ended March 31, 2012
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(48)	(1)	(3)
Asset management fees and other income	0	0	0
Purchases	5	0	0
Sales	0	0	0
Insurances	0	0	0
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$40	$0	$(4)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(48)	$(1)	$(3)
Asset management fees and other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Derivative Assets- Equity	Derivative Liabilities- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$126	$0	$(12)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(33)	3	4
Asset management fees and other income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Insurances	0	0	0
Settlements	(1)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$92	$3	$(8)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(33)	$3	$4
Asset management fees and other income	$0	$0	$0

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $4 million of net gains being recorded for the three months ended March 31, 2012 on certain commercial mortgage loans. The carrying value of these loans as of March 31, 2012 was $92 million. Similar commercial mortgage loan reserve adjustments of $14 million in net losses were recorded for the three months ended March 31, 2011. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $1 million and $3 million were recorded for the three months ended March 31, 2012 and 2011, respectively on real estate held for investment. The impairment was based on appraised value and is classified as Level 3 in the valuation hierarchy. Impairments of $1 million and $0 million were recorded for the three months ended March 31, 2012 and 2011, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

Impairments of $3 million and $1 million were recorded for the three months ended March 31, 2012 and 2011, respectively, on mortgage servicing rights. The impairments were based on internal models and were classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and other liabilities, still held as of the reporting dates indicated, where the fair value option has been elected.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$(2)	$1
Other changes in fair value	—	(2)
Other long-term investments:
Changes in fair value	15	4
Liabilities:
Other Liabilities:
Changes in fair value	(3)	—

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2012 and 2011, the Company recorded $4 million and $4 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $282 million and $280 million, respectively, as of March 31, 2012, and $603 million and $598 million, respectively, as December 31, 2011. As of March 31, 2012, such loans that were in nonaccrual status had fair values of $19 million and aggregate contractual principal amounts of $23 million. None of the loans where the fair value option has been elected are more than 90 days past due and still accruing.

The fair value of other long-term investments were $364 million and $366 million as of March 31, 2012 and December 31, 2011, respectively.

The fair value and aggregate contractual principal amounts of other liabilities, for which the fair value option has been elected, were $295 million and $309 million, respectively, as of March 31, 2012 and $282 million and $294 million, respectively, as December 31, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2012
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$3,201	$1,805	$5,006	$4,775
Commercial mortgage and other loans	88	1,090	37,132	38,310	35,623
Policy loans	0	0	13,873	13,873	11,419
Short-term investments	0	221	0	221	221
Cash and cash equivalents	3,384	1,100	0	4,484	4,484
Accrued investment income	0	2,799	0	2,799	2,799
Other assets	57	2,238	793	3,088	3,082

Total assets	$3,529	$10,649	$53,603	$67,781	$62,403

Liabilities:
Policyholders’ account balances-investment contracts	$0	$42,199	$61,474	$103,673	$101,476
Securities sold under agreements to repurchase	0	7,195	0	7,195	7,195
Cash collateral for loaned securities	0	2,950	0	2,950	2,950
Short-term debt	0	3,693	0	3,693	3,655
Long-term debt	995	20,854	4,519	26,368	24,379
Bank customer liabilities(2)	0	1,716	0	1,716	1,682
Other liabilities	0	4,562	862	5,424	5,457
Separate account liabilities-investment contracts	0	94,889	0	94,889	94,889

Total liabilities	$995	$178,058	$66,855	$245,908	$241,683

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.
(2)	Amount included in “Other liabilities” in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

The fair values presented above have been determined by using available market standard information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, Held-to-Maturity

The fair values of public fixed maturity securities are generally based on prices from third-party pricing services, which are reviewed to validate reasonableness. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities, the fair value is based on non-binding broker quotes, if available, or determined using a discounted cash flow model or internally-developed values. For private fixed maturities fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Credit spreads take into account public corporate bond spreads of similar quality and maturity, commercial mortgage-backed security spreads, whole loan spreads and other relevant market information such as spread indications from market participants on new originations, as well as unobservable inputs such as specific adjustments for property types.

Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

Other loan valuations are primarily based upon the present value of the expected future cash flows discounted at the appropriate Japanese government bond rate and local market swap rates or credit default swap spreads, plus an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon and the weighted average life of the loans.

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

Short-Term Investments

Certain short-term investments which are not securities are recorded at amortized cost. Due to the short-term nature and quality of the loans, the Company believes that carrying value approximates fair value.

Cash & Cash Equivalents

The Company monitors cash and cash equivalent instruments to ensure there is sufficient demand and maintenance of issuer credit quality or sufficient solvency in the case of depository institutions. As such, due to the short-term nature of cash and cash equivalents, the Company believes that carrying value approximates fair value.

Accrued Investment Income

Due to the short term until settlement of accrued investment income, the Company believes that carrying value approximates fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Assets

Other assets included in the table above reflect those other assets that meet the definition of financial instruments, and include short-term receivables, such as reinsurance recoverables, unsettled trades, accounts receivable and restricted cash. Due to the short term until settlement of these assets, the Company believes that carrying value approximates fair value.

Policyholders’ Account Balances – Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products, the fair value is the market value of the assets supporting the liabilities.

Securities Sold Under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase, or pledges collateral under agreements to resell. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Repurchase and resale agreements are also generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. For these transactions, the carrying value of the related asset or liability approximates fair value, as they equal the amount of cash collateral received/paid.

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

Other Liabilities

Other liabilities are primarily short-term payables, such as reinsurance payables, unsettled trades, drafts and accrued expense payables. Due to the short term until settlement of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities–Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which equals contractholder deposits less withdrawals, plus the change in fair value of the corresponding separate account assets. Therefore, carrying value approximates fair value.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Synthetic Guarantees. The Company sells fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives, recorded at fair value and classified as interest rate derivatives.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $2,292 million and $2,611 million as of March 31, 2012 and December 31, 2011, respectively, and total derivative liabilities of $386 million and $349 million as of March 31, 2012 and December 31, 2011, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

	March 31, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying/ Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$4,495	$50	$(434)	$5,048	$62	$(468)
Foreign Currency
Foreign Currency Forwards	801	3	(36)	753	6	(4)
Currency/Interest Rate
Foreign Currency Swaps	4,985	142	(362)	4,807	227	(438)

Total Qualifying Hedges	$10,281	$195	$(832)	$10,608	$295	$(910)

Non-Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$111,433	$7,547	$(2,870)	$107,560	$9,357	$(3,084)
Interest Rate Futures	7,129	23	(16)	6,192	10	(9)
Interest Rate Options	556	9	(4)	601	13	(3)
Interest Rate Forwards	816	—	(1)	2,139	6	0
Synthetic GIC’s	50,064	3	—	46,844	4	0
Foreign Currency
Foreign Currency Forwards	14,706	222	(394)	16,228	176	(335)
Foreign Currency Options	94	19	—	98	23	0
Currency/Interest Rate
Foreign Currency Swaps	5,297	223	(257)	5,390	224	(399)
Credit
Credit Default Swaps	2,710	29	(94)	3,298	58	(130)
Equity
Equity Futures	2,792	142	(10)	2,114	149	0
Equity Options	30,558	420	(57)	14,951	415	(66)
Total Return Swaps	6,131	4	(150)	6,797	34	(175)

Total Non-Qualifying Hedges	$232,286	$8,641	$(3,853)	$212,212	$10,469	$(4,201)

Total Derivatives(1)	$242,567	$8,836	$(4,685)	$222,821	$10,764	$(5,111)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $1,895 million as of March 31, 2012 and a net liability of $3,131 million as of December 31, 2011, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	Three Months Ended March 31, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$28	$(25)	$0	$1	$11	$0
Currency	(32)	(1)	0	0	0	0

Total fair value hedges	(4)	(26)	0	1	11	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	6
Currency/Interest Rate	0	(2)	(10)	0	0	(117)

Total cash flow hedges	0	(2)	(10)	(5)	0	(111)

Net investment hedges
Currency(2)	0	0	0	0	0	(7)
Currency/Interest Rate	0	0	0	0	0	123

Total net investment hedges	0	0	0	0	0	116

Non-qualifying hedges
Interest Rate	(1,426)	0	0	0	0	0
Currency	(49)	0	0	0	0	0
Currency/Interest Rate	110	0	0	0	0	0
Credit	(3)	0	0	0	0	0
Equity	(1,309)	0	0	0	0	0
Embedded Derivatives	1,367	0	0	0	0	0

Total non-qualifying hedges	(1,310)	0	0	0	0	0

Total	$(1,314)	$(28)	$(10)	$(4)	$11	$5

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$30	$(31)	$0	$2	$16	$0
Currency	(29)	(1)	0	0	0	0

Total fair value hedges	1	(32)	0	2	16	0

Cash flow hedges
Interest Rate	0	0	0	(5)	(1)	10
Currency/Interest Rate	0	(2)	3	0	0	(70)

Total cash flow hedges	0	(2)	3	(5)	(1)	(60)

Net investment hedges
Currency(2)	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	38

Total net investment hedges	0	0	0	0	0	29

Non-qualifying hedges
Interest Rate	(294)	0	0	0	0	0
Currency	(17)	0	0	0	0	0
Currency/Interest Rate	(3)	0	0	0	0	0
Credit	(75)	0	0	0	0	0
Equity	(389)	0	0	0	0	0
Embedded Derivatives	635	0	0	0	0	0

Total non-qualifying hedges	(143)	0	0	0	0	0

Total	$(142)	$(34)	$3	$(3)	$15	$(31)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the period ending March 31 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2011	$(86)
Net deferred losses on cash flow hedges from January 1 to March 31, 2012	(127)
Amount reclassified into current period earnings	17

Balance, March 31, 2012	$(196)

Using March 31, 2012 values, it is anticipated that a pre-tax loss of approximately $7 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending March 31, 2013, offset by amounts pertaining to the hedged items. As of March 31, 2012, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $14 million and $(102) million as of March 31, 2012 and December 31, 2011.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of March 31, 2012 and December 31, 2011. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of less than 10 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	March 31, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$295	$1	$795	$3
2	25	0	25	0

Subtotal	320	1	820	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total	$320	$1	$820	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	March 31, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$230	$1	$230	$2
Utilities	5	0	5	0
Finance	0	0	500	1
Services	20	0	20	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0

Total Credit Derivatives	$320	$1	$820	$3

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of March 31, 2012 and December 31, 2011 was a liability of $33 million and $77 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $602 million and $664 million at March 31, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2012 and December 31, 2011, the Company had $1.890 billion and $1.978 billion of outstanding notional amounts, respectively, reported at fair value as a liability of $33 million and an asset of $2 million, respectively.

Types of Derivative Instruments and Derivative Strategies used in a dealer or broker capacity

Futures, forwards and options contracts, and swap agreements, were also used in a derivative dealer or broker capacity in the Company’s commodities operations, prior to the sale of this business to Jefferies on July 1, 2011, to facilitate transactions of clients, hedge proprietary trading activities and as a means of risk management. These derivatives allowed the Company to structure transactions to manage its exposure to commodities and securities prices, foreign exchange rates and interest rates. Risk exposures were managed through diversification, by controlling position sizes and by entering into offsetting positions.

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes.” The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives was $0 and $32 million for the three months ended March 31, 2012 and 2011, respectively.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-risk related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $260 million as of March 31, 2012. In the normal course of business the Company has posted collateral related to these instruments of $219 million as of March 31, 2012 . If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2012, the Company estimates that it would be required to post a maximum of $41 million of additional collateral to its counterparties.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of March 31, 2012
(in millions)
Total outstanding mortgage loan commitments	$1,658
Portion of commitment where prearrangement to sell to investor exists	$878

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of March 31, 2012
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,813
Expected to be funded from separate accounts	$921
Portion of separate account commitments with recourse to Prudential Insurance	$165

(1)	Includes a remaining commitment of $330 million related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Transitional Financing Facilities Issued in Connection with Sale of PRERS

As of March 31, 2012
(in millions)
Total remaining available credit lines	$241

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Investee Debt

As of March 31, 2012
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,811
Amount of above guarantee that is limited to separate account assets	$2,743
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next thirteen years. At March 31, 2012, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

As of March 31, 2012
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,442
Fair value of related collateral associated with above indemnifications	$15,857
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Global Commodities Business

As of March 31, 2012
(in millions)
Exposure under the guarantees	$23
Accrued liability associated with guarantees	$0

In conjunction with the sale of the Global Commodities Business, the Company entered into a guarantees transition and collateral agreement with Jefferies, pursuant to which the Company agreed to keep these guarantees outstanding for a period of 18 months following the closing, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, provide collateral for such obligation. As of March 31, 2012, no collateral has been provided by Jefferies.

Guarantees of Asset Values

As of March 31, 2012
(in millions)
Guaranteed value of third parties assets	$50,277
Fair value of collateral supporting these assets	$52,537
Liability associated with guarantee, carried at fair value	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of March 31, 2012
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$148
Fair value of properties and associated tax credits that secure the guarantee	$190
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

As of March 31, 2012
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,090
First-loss exposure portion of above	$352
Accrued liability associated with guarantees	$20

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,353 million of mortgages subject to these loss-sharing arrangements as of March 31, 2012, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2012, these mortgages had an average debt service coverage ratio of 1.80 times and an average loan-to-value ratio of 66%. The Company’s total share of losses related to indemnifications that were settled was $0 million and $1 million for the three months ending March 31, 2012, and 2011, respectively.

Contingent Consideration

As of March 31, 2012
(in millions)
Maximum potential contingent consideration associated with acquisitions	$58

In connection with an acquisition, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired business of defined operating objectives. The arrangement will be resolved over the following fifteen months. Any payment would result in an increase to assets.

Other Guarantees

As of March 31, 2012
(in millions)
Other guarantees where amount can be determined	$449
Accrued liability for other guarantees and indemnifications	$14

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $289 million of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Individual Life and Group Insurance

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and proscribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, the Company’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is on appeal to the Third Circuit Court of Appeals.

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of individual life insurance policies for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and pre and post-judgment interest. In February 2011, plaintiff appealed the dismissal to the Nevada Supreme Court. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant and is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiffs appealed the dismissal.

In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. In August 2010, the Company received a similar request for information from the State of Connecticut Attorney General’s Office. The Company is cooperating with these investigations. The Company has also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees regarding retained asset accounts. These matters may result in additional investigations, information requests, claims, hearings, litigation, adverse publicity and potential changes to business practices.

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification.

In April 2009, Schultz v. The Prudential Insurance Company of America, a purported nationwide class action on behalf of participants claiming disability benefits under certain employee benefit plans insured by Prudential, was filed in the United States District Court for the Northern District of Illinois. As amended, the complaint alleges that Prudential Insurance and the defendant plans violated ERISA by characterizing family

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Social Security benefits as “loss of time” benefits that were offset against Prudential contract benefits. The complaint seeks a declaratory judgment that the offsets were improper, damages and other relief. The Company has agreed to indemnify the named defendant plans. In April 2011, Schultz was dismissed with prejudice, and plaintiffs appealed to the Seventh Circuit Court of Appeals. In March 2012, the court affirmed the dismissal.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2012 and December 31, 2011 (in millions)

	March 31, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$208,419	$46,172	$254,591	$208,132	$46,516	$254,648
Fixed maturities, held-to-maturity, at amortized cost	4,775	0	4,775	5,107	0	5,107
Trading account assets supporting insurance liabilities, at fair value	19,679	0	19,679	19,481	0	19,481
Other trading account assets, at fair value	4,860	321	5,181	5,228	317	5,545
Equity securities, available-for-sale, at fair value	4,629	3,397	8,026	4,413	3,122	7,535
Commercial mortgage and other loans	26,205	9,418	35,623	26,391	9,040	35,431
Policy loans	6,191	5,228	11,419	6,263	5,296	11,559
Other long-term investments	5,517	1,964	7,481	5,830	1,990	7,820
Short-term investments	7,196	729	7,925	8,593	528	9,121

Total investments	287,471	67,229	354,700	289,438	66,809	356,247
Cash and cash equivalents	12,980	1,221	14,201	13,201	1,050	14,251
Accrued investment income	2,147	652	2,799	2,177	616	2,793
Deferred policy acquisition costs	13,008	453	13,461	12,056	461	12,517
Other assets	15,641	368	16,009	15,748	308	16,056
Separate account assets	236,567	0	236,567	218,380	0	218,380

TOTAL ASSETS	$567,814	$69,923	$637,737	$551,000	$69,244	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$116,721	$51,280	$168,001	$119,248	$51,423	$170,671
Policyholders’ account balances	128,038	5,467	133,505	129,074	5,484	134,558
Policyholders’ dividends	261	5,550	5,811	286	5,511	5,797
Securities sold under agreements to repurchase	3,806	3,394	7,200	3,118	3,100	6,218
Cash collateral for loaned securities	2,226	724	2,950	2,254	719	2,973
Income taxes	8,094	(542)	7,552	6,993	(435)	6,558
Short-term debt	3,655	0	3,655	2,336	0	2,336
Long-term debt	22,629	1,750	24,379	22,872	1,750	24,622
Other liabilities	11,712	867	12,579	13,034	256	13,290
Separate account liabilities	236,567	0	236,567	218,380	0	218,380

Total liabilities	533,709	68,490	602,199	517,595	67,808	585,403

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income (loss)	7,073	153	7,226	5,250	168	5,418
Other attributed equity	26,436	1,280	27,716	27,567	1,268	28,835

Total attributed equity	33,509	1,433	34,942	32,817	1,436	34,253

Noncontrolling interests	596	0	596	588	0	588

Total equity	34,105	1,433	35,538	33,405	1,436	34,841

TOTAL LIABILITIES AND EQUITY	$567,814	$69,923	$637,737	$551,000	$69,244	$620,244

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2012 and 2011 (in millions)

	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,102	$671	$6,773	$4,819	$691	$5,510
Policy charges and fee income	1,049	0	1,049	948	0	948
Net investment income	2,529	791	3,320	2,308	810	3,118
Asset management fees and other income	(158)	23	(135)	628	16	644
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(311)	(262)	(573)	(337)	(238)	(575)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	229	232	461	258	213	471
Other realized investment gains (losses), net	(1,292)	20	(1,272)	(1)	55	54

Total realized investment gains (losses), net	(1,374)	(10)	(1,384)	(80)	30	(50)

Total revenues	8,148	1,475	9,623	8,623	1,547	10,170

BENEFITS AND EXPENSES
Policyholders’ benefits	5,584	859	6,443	4,619	814	5,433
Interest credited to policyholders’ account balances	932	34	966	789	34	823
Dividends to policyholders	38	404	442	31	517	548
Amortization of deferred policy acquisition costs	(237)	12	(225)	343	11	354
General and administrative expenses	2,660	136	2,796	2,245	139	2,384

Total benefits and expenses	8,977	1,445	10,422	8,027	1,515	9,542

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(829)	30	(799)	596	32	628

Income tax expense	162	9	171	150	10	160

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(991)	21	(970)	446	22	468
Equity in earnings of operating joint ventures, net of taxes	7	0	7	104	0	104

INCOME (LOSS) FROM CONTINUING OPERATIONS	(984)	21	(963)	550	22	572
Income from discontinued operations, net of taxes	7	0	7	14	0	14

NET INCOME (LOSS)	(977)	21	(956)	564	22	586
Less: Income attributable to noncontrolling interests	11	0	11	25	0	25

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(988)	$21	$(967)	$539	$22	$561

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2012, compared with December 31, 2011, and its consolidated results of operations for the three months ended March 31, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. At the time of demutualization, we determined the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The long-term risks associated with the policies in the Closed Block are 90% reinsured, including 17% by a wholly-owned subsidiary of Prudential Financial. In 2011, we also began reinsuring 90% of the short-term risks associated with the Closed Block policies to a wholly-owned subsidiary of Prudential Financial.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $942.9 billion of assets under management as of March 31, 2012, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Effective January 1, 2012, the Company adopted the amended authoritative guidance issued by the FASB to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company has applied the retrospective method of adoption. Accordingly, all financial information presented has been revised to reflect the retrospective adoption of the amended guidance. For further information, see “—Accounting Policies and Pronouncements—Adoption of New Accounting Pronouncements.”

On April 11, 2012, the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), published final regulations setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”). These final regulations establish a three-stage process for designating a

Covered Company. Based on the stage 1 criteria, which include having at least $50 billion in assets and meeting one of five additional quantitative measures, Prudential Financial would be subject to stage 2 consideration. The Dodd-Frank Act requires that the prudential standards include requirements regarding risk-based capital and leverage; liquidity; overall risk management; resolution plans; early remediation; and credit concentration; and it authorizes additional standards regarding contingent capital; public disclosure; short-term debt limits; and other related subjects as appropriate. The Federal Reserve Board has proposed rules to implement these standards, the comment period for most of which closed on April 30, 2012. See “Business—Regulation” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

Our financial condition and results of operations as of and for the three months ended March 31, 2012 reflect the following:

•

Net loss of our Financial Services Businesses attributable to Prudential Financial, Inc. for the first quarter of 2012 was $988 million compared to net income of $539 million for the first quarter of 2011.

•

Pre-tax net realized investment losses and related charges and adjustments of the Financial Services Businesses in the first quarter of 2012 were $1,838 million, primarily reflecting the impact of changes in foreign currency exchange rates during the period on certain assets and liabilities for which we economically hedge the foreign currency exposure. These currency-driven value changes were largely offset by corresponding adjustments to accumulated other comprehensive income which are not reflected in net income or loss. Also contributing to pre-tax net realized investment losses were net losses related to the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts, other-than-temporary impairments of fixed maturity and equity securities and net decreases in the market value of derivatives used to manage investment portfolio duration reflecting changing interest rates. Partially offsetting these net losses were net realized investment gains from our general account investment portfolio.

•

Net unrealized gains on general account fixed maturity investments of the Financial Services Businesses amounted to $12.960 billion as of March 31, 2012, compared to net unrealized gains of $10.493 billion as of December 31, 2011. Gross unrealized gains increased from $14.749 billion as of December 31, 2011 to $15.624 billion as of March 31, 2012 and gross unrealized losses decreased from $4.256 billion to $2.664 billion for the same periods. Net unrealized gains on general account fixed maturity investments of the Closed Block Business amounted to $3.607 billion as of March 31, 2012, compared to net unrealized gains of $3.876 billion as of December 31, 2011.

•

Individual Annuity total account values reached a record high of $124.1 billion as of March 31, 2012. Gross sales in the first quarter of 2012 were $5.0 billion compared to $6.8 billion in the first quarter of 2011, and net sales in the first quarter of 2012 were $3.2 billion compared to $4.8 billion in the first quarter of 2011.

•

Full Service Retirement account values were $146.0 billion as of March 31, 2012. Institutional Investment Products account values reached a record high of $93.9 billion as of March 31, 2012, driven by $2.9 billion of net additions in the first quarter of 2012.

•

Asset Management total third party institutional and retail net flows were $8.6 billion in the first quarter of 2012, contributing to a record high $636.8 billion in the segment’s assets under management as of March 31, 2012.

•	International Insurance constant dollar basis annualized new business premiums were a record high of $819 million in the first quarter of 2012, compared to $660 million for the first quarter of 2011.

•	Individual Life annualized new business premiums were $79 million in the first quarter of 2012, compared to $65 million in the first quarter of 2011.

•	Group Insurance annualized new business premiums were $313 million in the first quarter of 2012 compared to $500 million in the first quarter of 2011.

•	As of March 31, 2012, Prudential Financial, the parent holding company, had cash and short-term investments of $4.135 billion.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2012 and 2011 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$421	$274
Retirement	156	172
Asset Management	121	154

Total U.S. Retirement Solutions and Investment Management Division	698	600

Individual Life	112	98
Group Insurance	(38)	39

Total U.S. Individual Life and Group Insurance Division	74	137

International Insurance	606	628

Total International Insurance Division	606	628

Corporate and Other	(363)	(269)

Adjusted operating income before income taxes for the Financial Services Businesses	1,015	1,096
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(2,716)	(365)
Charges related to realized investment gains (losses), net	878	(10)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	234	(17)
Change in experience-rated contractholder liabilities due to asset value changes	(246)	34
Divested businesses	1	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(133)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(829)	596
Income from continuing operations before income taxes for Closed Block Business	30	32

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(799)	$628

Results for the three months ended March 31, 2012 presented above reflect the following:

•

Individual Annuities segment results for the first quarter of 2012 increased in comparison to the first quarter of 2011, primarily reflecting a higher net benefit in the current quarter from adjustments to the reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, and to amortization of deferred policy acquisition and other costs. These adjustments were driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience. Also contributing to the increase was higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts, partially offset by higher general and administrative expenses, net of capitalization.

•

Retirement segment results for the first quarter of 2012 decreased in comparison to the first quarter of 2011, primarily reflecting lower net investment spread results and a less favorable reserve benefit from case experience, partially offset by higher asset-based fee income.

•

Asset Management segment results in the first quarter of 2012 decreased in comparison to the first quarter of 2011 largely due to a lower contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities, which benefited in the prior year quarter from net gains on sales of foreclosed properties and more favorable strategic investing results. The lower contribution from these segment activities, together with higher expenses in the current quarter, more than offset the benefit from higher asset management fees.

•	Individual Life segment results for the first quarter of 2012 increased from the first quarter of 2011, primarily due to less unfavorable mortality experience.

•

Group Insurance segment results for the first quarter of 2012 decreased in comparison to the first quarter of 2011 primarily reflecting an adverse fluctuation in group life claims experience, less favorable group disability claims experience, and higher expenses in the current quarter.

•

International Insurance segment results declined in the first quarter of 2012 in comparison to the first quarter of 2011. Results from the segment’s Life Planner operations improved in the 2012 period, reflecting the continued growth of our Japanese Life Planner operations, more favorable mortality experience than that of the year-ago quarter, and the impact of estimated claims associated with 2011 earthquake in Japan on the year-ago quarter results. The decline in results from the segment’s Gibraltar Life and Other operations reflects the absence of a $153 million benefit recognized in the prior year period related to a partial sale of our investment, through a consortium, in China Pacific Group, and reflects higher costs in the current year period associated with the integration of the Star and Edison Businesses. Excluding the impact of these items, results from the segment’s Gibraltar Life and Other operations increased compared to the prior year period primarily reflecting business growth across all distribution channels and $31 million of cost savings resulting from the Star and Edison integration synergies. In addition, the benefit resulting from the impact of including the additional two months of earnings from the former Star and Edison Businesses was partially offset by higher policy benefits and expenses including unfavorable mortality experience in the current year quarter. Current quarter results for International Insurance also benefited in comparison to the year-ago quarter from foreign currency exchange rates including the impact of the Company’s currency hedging program.

•

Corporate and Other operations resulted in an increased loss for the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher corporate expenses and increased interest expense on capital debt, reflecting an increase in capital debt used to support our annuities business. In addition, the first quarter of 2012 reflected a decrease in qualified pension income.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $2 million in the first quarter of 2012 compared to the first quarter of 2011, primarily reflecting unfavorable mortality experience and net realized investment losses, partially offset by a decrease in the policyholder dividend obligation expense.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of the variable annuity contracts of our Individual Annuities segment. In 2011, we included the results of our living benefits hedging program, excluding any items we chose not to hedge, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including the results of our living benefits hedging program, excluding any items we choose not to hedge, in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption. Accordingly, prior period financial information has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in deferred policy acquisition costs by $4.1 billion for the Financial

Services Businesses and by $0.2 billion for the Closed Block Business, an increase in policy reserves for certain limited pay contracts by $0.2 billion for the Financial Services Businesses, and a reduction in total equity by $2.8 billion for the Financial Services Businesses and $0.2 billion for the Closed Block Business. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three months ended March 31, 2011 was a decrease of $81 million for the Financial Services Businesses and an increase of $5 million for the Closed Block Business. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Financial Services Businesses by segment:
Individual Annuities	$(462)	$246
Retirement	(18)	110
Asset Management	132	161

Total U.S. Retirement Solutions and Investment Management Division	(348)	517

Individual Life	142	124
Group Insurance	(56)	33

Total U.S. Individual Life and Group Insurance Division	86	157

International Insurance	(876)	156

Total International Insurance Division	(876)	156

Corporate and Other	309	(234)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(829)	596
Income tax expense	162	150

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(991)	446
Equity in earnings of operating joint ventures, net of taxes	7	104

Income (loss) from continuing operations for Financial Services Businesses	(984)	550
Income from discontinued operations, net of taxes	7	14

Net income (loss)—Financial Services Businesses	(977)	564
Less: Income attributable to noncontrolling interests	11	25

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$(988)	$539

Basic income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$(2.10)	$1.09
Diluted income (loss) from continuing operations attributable to Prudential Financial, Inc. per share—Common Stock	$(2.10)	$1.08
Basic net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$(2.09)	$1.12
Diluted net income (loss) attributable to Prudential Financial, Inc. per share—Common Stock	$(2.09)	$1.10

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$30	$32
Income tax expense	9	10

Income from continuing operations for Closed Block Business	21	22
Income from discontinued operations, net of taxes	0	0

Net income—Closed Block Business	21	22
Less: Income attributable to noncontrolling interests	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$21	$22

Basic and diluted income from continuing operations attributable to Prudential Financial, Inc. per share—Class B Stock	$6.50	$6.50
Basic and diluted net income attributable to Prudential Financial, Inc. per share—Class B Stock	$6.50	$6.50

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$(967)	$561

Results of Operations—Financial Services Businesses

2012 to 2011 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $1,534 million, from income of $550 million in the first quarter of 2011 to a loss of $984 million in the first quarter of 2012. Results for the first quarter of 2012 compared to the first quarter of 2011 reflect the following:

•

Higher net pre-tax losses resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the weakening of the yen during 2012. These currency-driven value changes were largely offset by corresponding adjustments to accumulated other comprehensive income which are not reflected in net income or loss.

•

A $319 million unfavorable variance, before taxes, reflecting the net impact from the mark-to-market of our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact on amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition;

•

Higher net pre-tax losses associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described above, primarily reflecting losses from changes in the market value of derivatives used to manage the investment portfolio duration resulting from increasing interest rates in the first quarter of 2012;

•	A $153 million pre-tax benefit in the first quarter of 2011 on the sale of a portion of our indirect interest in China Pacific Insurance (Group) Co., Ltd.; and

•

An increase in income tax expense of $12 million, including an additional U.S. tax expense in the first quarter of 2012 of $339 million relating to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses, offset by the impact on income tax expense of lower pre-tax income from continuing operations. See “—Income Taxes” for further information.

Partially offsetting these decreases in income from continuing operations were the following items:

•

A $138 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance; and

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of favorable currency fluctuations, in our International Insurance operations.

On a diluted per share basis, income (loss) from continuing operations attributable to the Financial Services Businesses for the first quarter of 2012 of $(2.10) per share of Common Stock decreased from $1.08 per share of Common Stock for the first quarter of 2011. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis, see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses,” below. For additional information regarding investment income, excluding realized investment gains (losses) see “—Realized Investment Gains and Losses and General Account Investments—General Account Investments,” below.

Results of Operations—Closed Block Business

2012 to 2011 Three Month Comparison. Income from continuing operations for the Closed Block Business for the three months ended March 31, 2012, was $21 million, or $6.50 per share of Class B Stock, compared to $22 million, or $6.50 per share of Class B Stock, for the three months ended March 31, 2011. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues	$958	$898
Benefits and expenses	537	624

Adjusted operating income	421	274
Realized investment gains (losses), net, and related adjustments(1)	(1,803)	(17)
Related charges(2)	920	(11)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(462)	$246

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Revenues exclude related charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income increased $147 million, from $274 million in the first quarter of 2011 to $421 million in the first quarter of 2012. The increase in adjusted operating income was driven by a $138 million higher net benefit in the current quarter from adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products and to amortization of deferred policy acquisition costs (“DAC”) and other costs. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding the items discussed above, adjusted operating income increased $9 million. The increase was driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows over the last twelve months. See “—Account Values” below for a further discussion of our account values and sales. The increase from fee income was partially offset by higher general and administrative expenses, net of capitalization, reflecting higher costs to support business growth.

As shown in the following table, adjusted operating income for the first quarter of 2012 included $196 million of benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs, compared to $58 million of benefits included in the first quarter of 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$62	$135	$197	$17	$32	$49
Quarterly adjustments for current period experience and other updates(3)	(2)	1	(1)	1	8	9

Total	$60	$136	$196	$18	$40	$58

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $197 million and $49 million of net benefits in the first quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	First Quarter 2012	First Quarter 2011
Actual rate of return	7.6%	3.7%
Expected rate of return	2.1%	1.7%

Higher than expected returns in the first quarter of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and other costs and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 7.7% per annum as of March 31, 2012, or approximately 1.9% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption, as discussed below.

As of March 31, 2012, for certain contract groups, the near-term future projected annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.7% as of March 31, 2012. Included in the near-term blended maximum future rate are assumptions for returns on various asset classes, including a 4.3% annual weighted average rate of return on fixed income investments, and a 13% maximum annual rate of return on equity investments. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned near-term future projected four year return of 7.7% per annum, but less than the near-term blended maximum future rate of return of 9.7%, may still result in increases in the amortization of DAC and other costs, and the costs relating to the reserves for the GMDB and GMIB features of our variable annuity products.

The $1 million net charge and $9 million net benefit in the first quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for the first quarter of 2011 were primarily driven by a reduction to the reserves related to the GMDB and GMIB features of our variable annuity products resulting from lower than expected actual contract guarantee claim costs.

As noted previously, the quarterly adjustments to reflect current period market performance and experience and other updates impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods. Additionally, we include the results of our living benefits hedging program, excluding any items we choose not to hedge, in our best estimate of gross profits used to determine amortization rates, which also drives changes in the amortization of DAC and other costs in future periods. The table above excludes the current period impacts of resetting the amortization rates for this item, as both the results of our living benefits hedging program and related amortization of DAC and other costs are excluded from adjusted operating income, as described in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” However, adjusted operating income in future periods will include the impact on amortization of applying the new rates to actual gross profits. For additional information on our policy for amortizing DAC and DSI, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $60 million, from $898 million in the first quarter of 2011 to $958 million in the first quarter of 2012. Policy charges and fees and asset management fees and other income increased $76 million driven by higher average variable annuity account values invested in separate accounts primarily resulting from positive net flows. See “—Account Values” below for a further discussion of our account values and sales. Partially offsetting the increase in revenues was a decrease in premiums of $12 million, reflecting a decline in annuitizations of our variable annuity contracts.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $87 million, from $624 million in the first quarter of 2011 to $537 million in the first quarter of 2012. Absent the net $138 million decrease related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, discussed above, benefits and expenses increased $51 million. General and administrative expenses, net of capitalization, increased $35 million, driven by higher distribution and asset management costs, reflecting business and account value growth. The amortization of DAC increased $35 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven by the inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of total gross profits used to determine amortization rates. Interest credited to policyholders’ account balances decreased $11 million, primarily due to lower crediting rates on account values in the fixed-rate account of the general account. Insurance and annuity benefits also decreased $9 million, primarily driven by the decrease in premiums noted above.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Variable Annuities(1):
Beginning total account value	$109,743	$102,348
Sales	4,943	6,815
Surrenders and withdrawals	(1,676)	(1,967)

Net sales	3,267	4,848
Benefit payments	(285)	(254)

Net flows	2,982	4,594
Change in market value, interest credited and other activity	8,171	3,552
Policy charges	(620)	(525)

Ending total account value(2)	$120,276	$109,969

Fixed Annuities:
Beginning total account value	$3,792	$3,837
Sales	16	18
Surrenders and withdrawals	(43)	(48)

Net redemptions	(27)	(30)
Benefit payments	(83)	(67)

Net flows	(110)	(97)
Interest credited and other activity	96	102
Policy charges	0	(1)

Ending total account value	$3,778	$3,841

Total Individual Annuities—Ending total account value:	$124,054	$113,810

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of March 31, 2012, variable annuity account values are invested in equity portfolios ($64 billion or 53%), bond portfolios ($40 billion or 33%), market value adjusted or fixed-rate accounts ($8 billion or 7%), and other ($8 billion or 7%).

2012 to 2011 Three Month Comparison. Total account values for variable and fixed annuities amounted to $124.1 billion as of March 31, 2012, representing increases of $10.5 billion and $10.2 billion from December 31, 2011 and March 31, 2011, respectively. The increase from December 31, 2011 was primarily driven by increases in the market value of customers’ variable annuities due to favorable equity markets in the first quarter of 2012, as well as by positive variable annuity net flows, partially offset by policy charges. The increase from March 31, 2011 was primarily driven by positive variable annuity net flows, as well as by increases in the market value of customers’ variable annuities due to overall favorable equity markets over the last twelve months, partially offset by policy charges. Gross sales of our variable annuities decreased $1.9 billion from $6.8 billion in the first quarter of 2011 to $4.9 billion in the first quarter of 2012, reflecting the impacts of modifications we implemented in the first quarter of 2011 to scale back benefits and increase pricing. Despite these impacts, we believe that our current product offerings remain competitively positioned and expect our living benefit features will provide us an attractive risk and profitability profile, as all of our currently-sold optional living benefit features include an automatic rebalancing element, also referred to as an asset transfer feature. Our automatic rebalancing element occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk management capabilities. Individual variable annuity surrenders and withdrawals decreased $0.3 billion despite the increase in account values, since newly acquired business typically experiences lower lapse rates. See “—Variable Annuity Net Amount at Risk” for a more detailed discussion of our automatic rebalancing element.

Variable Annuity Net Amount at Risk

The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Changes in the global financial markets can create volatility in the net amounts at risk embedded in our variable annuity products that include optional living benefit and GMDB features. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with these products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact of that portion of our variable annuity contracts that benefit from the automatic rebalancing element, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

All new sales of optional living benefit features of our variable annuity products include an automatic rebalancing element, which transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the automatic rebalancing element helps to mitigate our exposure to equity market risk and market volatility.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	March 31, 2012		December 31, 2011		March 31, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$78,622	$2,650	$70,341	$4,238	$64,786	$1,227
No automatic rebalancing element	16,198	1,652	15,300	2,361	17,782	1,574

Total variable annuity account values with living benefit features	$94,820	$4,302	$85,641	$6,599	$82,568	$2,801

	(% of total)
Automatic rebalancing element	83%	62%	82%	64%	78%	44%
No automatic rebalancing element	17%	38%	18%	36%	22%	56%

(1)	As of March 31, 2012, December 31, 2011 and March 31, 2011, asset values that have transferred to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 13% or $10.5 billion of the $78.6 billion total account value, 30% or $20.9 billion of the $70.3 billion total account value and 10% or $6.3 billion of the $64.8 billion total account value, respectively.

The increase in account values that include an automatic rebalancing element as of March 31, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of March 31, 2012 compared to December 31, 2011 primarily reflects the impact of favorable equity markets in the first quarter of 2012, while the increase compared to March 31, 2011 primarily reflects the overall growth in our variable annuity business over the past twelve months, as well as the impact of equity market declines in the second half of 2011.

Our GMDBs guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. The net amount at risk associated with the GMDBs provided by our variable annuity contracts includes risk we have deemed suitable to retain. However, certain of these account values are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. An additional $22.3 billion, $21.1 billion and $24.0 billion of variable annuity account values, as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	March 31, 2012		December 31, 2011		March 31, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$78,622	$995	$70,341	$2,154	$64,786	$557
No automatic rebalancing element	38,505	4,141	36,407	5,628	41,835	4,243

Total variable annuity account values with death benefit features	$117,127	$5,136	$106,748	$7,782	$106,621	$4,800

	(% of total)
Automatic rebalancing element	67%	19%	66%	28%	61%	12%
No automatic rebalancing element	33%	81%	34%	72%	39%	88%

The increase in account values that include an automatic rebalancing element as of March 31, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of March 31, 2012 compared to December 31, 2011 primarily reflects the impact of favorable equity markets in the first quarter of 2012, while the increase compared to March 31, 2011 primarily reflects the overall growth in our variable annuity business over the past twelve months.

Net impact of embedded derivatives related to our living benefit features and related hedge positions

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefit hedging program, we purchase interest rate swaps, swaptions, floors and caps as well as equity options and futures to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. Our hedging strategy is grounded in a U.S. GAAP/capital markets valuation framework, but excludes the impact of the market’s perception of our own non-performance risk (“NPR”) and also incorporates two modifications to the U.S. GAAP valuation assumptions. We add a credit spread to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. We also adjust our volatility assumption to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, as we believe the impact on the liability driven by these margins is temporary and does not reflect the economic value of the liability. This hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by U.S. GAAP and the change in the value of the hedge positions, potentially increasing volatility in U.S. GAAP earnings.

In addition, we evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from our hedge target definition. Based on these considerations, beginning in the latter half of 2010, we decided to temporarily hedge to an amount less than our hedge target definition to be consistent with our long-term economic view and overall capital considerations of the Company. From the inception of this decision through March 31, 2012, we have experienced cumulative increases in the hedge target liability of approximately $0.8 billion related to the under-hedged risk, with no corresponding hedge asset increase. This cumulative impact includes $0.6 billion of gains attributable to the first quarter of 2012, and $1.4 billion of net losses attributable to prior periods. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations, as described in “—Corporate and Other.”

As of March 31, 2012, the fair value of the living benefit embedded derivative under U.S. GAAP was a $1.7 billion liability. Excluding the impact of the cumulative adjustment for NPR of $3.2 billion, the value of the living benefit embedded derivative was a $4.9 billion liability. As of March 31, 2012, the value of our hedge target, based on our hedge target definition, was a $3.9 billion liability. The difference between the value of the hedge target and the value of the living benefit embedded derivative under U.S. GAAP, excluding NPR, as of March 31, 2012 is primarily attributable to the impact of the margins and return assumptions as discussed above.

As described above, our hedging strategy uses capital markets instruments to generally match certain capital market sensitivities of the portion of the hedge target liability we choose to hedge. As of March 31, 2012, the fair value of our hedge positions was a net asset position of $3.9 billion. Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as our decision to temporarily hedge to an amount that differs from our hedge target definition and other factors, the amount of hedge assets compared to our hedge target measured as of any specific point in time may be different, and is not expected to be fully offsetting.

For additional information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries—Capital.”

The net impact of both the change in the value of the embedded derivative liabilities associated with our living benefit features and the change in fair value of the related derivative hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges,” both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative liability and related hedge positions, as well as the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(1)
	(in millions)
Change in fair value of hedge positions	$(2,519)	$(567)
Change in value of hedge target liability, excluding unhedged portions(2)	2,803	501

Net hedging impact, excluding unhedged portions	284	(66)
Change in portions of embedded derivative liability, before NPR, excluded from hedge target definition(3)	220	165
Change in the NPR adjustment(4)	(2,294)	(125)

Net impact from changes in embedded derivative liability and hedge positions reported in the Individual Annuities segment	(1,790)	(26)

Related benefit to amortization of DAC and other costs(5)	935	17

Net impact from changes in embedded derivative liability and hedge positions, after the impact of NPR, DAC and other costs, reported in the Individual Annuities segment	$(855)	$(9)

Change in value of unhedged portion of hedge target liability—reported in Corporate & Other operations(6)	$582	$55

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Represents the change in value based on our hedge target definition as described above, excluding the impacts of temporarily hedging to an amount that differs from our hedge target definition.
(3)	Represents the impact attributable to the difference between the value of the hedge target liability, based on our hedge target definition, and the value of the embedded derivative liability as defined by U.S. GAAP, before adjusting for NPR.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR into the discount rate used in the valuation of those individual living benefit contracts in a liability position and not to those in a contra-liability position. As of March 31, 2012, the value of the embedded derivatives, before the adjustment for NPR, was a net liability of $4.9 billion. This net liability was comprised of $5.4 billion of individual living benefit contracts in a liability position, net of $0.5 billion of individual living benefit contracts in a contra-liability position.
(5)	Related charge to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”
(6)	Represents the impact of temporarily hedging to an amount that differs from our hedge target definition. This amount is not reported in the Individual Annuities segment. See “—Corporate and Other” for details.

As shown in the table above, the net impacts from changes in the embedded derivative liability and hedge positions, after the impact of DAC and other costs, were net charges of $855 million and $9 million for the first quarter of 2012 and 2011, respectively.

The net charge of $855 million for the first quarter of 2012 included a net benefit of $284 million resulting from the net impact of hedging, excluding the unhedged portions, driven by differences in the actual performance of the underlying separate accounts’ funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy. Also included in the net charge of $855 million was a net benefit of $220 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP and the valuation of the hedge target liability, which we choose not to hedge. These benefits were offset by a $2,294 million net charge to reflect NPR, primarily due to a lower base of embedded derivatives in a liability position driven by favorable market conditions, as well as an overall tightening of the credit spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries. We also recorded a net benefit of $935 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC. The net benefit of $935 million includes a $42 million benefit from the current period impact of including the $284 million net impact of hedging in our best estimate of gross profits used to set amortization rates.

The net charge of $9 million for the first quarter 2011 included a net charge of $66 million resulting from the net impact of hedging, excluding the unhedged portions, driven by differences in the actual performance of the underlying separate accounts’ funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy. Also included in the net charge of $9 million was a net benefit of $165 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP and the valuation of the hedge target liability, which we choose not to hedge. These items were partially offset by a $125 million net charge to reflect NPR, primarily due to a lower base of embedded derivatives in a liability position driven by favorable market conditions. We also recorded a net benefit of $17 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC.

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

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues	$1,107	$1,206
Benefits and expenses	951	1,034

Adjusted operating income	156	172
Realized investment gains (losses), net, and related adjustments(1)	(160)	(75)
Related charges(2)	(2)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	81	(4)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(93)	21

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(18)	$110

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses” and “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $16 million, from $172 million in the first quarter of 2011 to $156 million in the first quarter of 2012. The decrease reflects lower net investment spread results and a less favorable reserve benefit from case experience, partially offset by higher asset-based fee income and lower general and administrative expenses, net of capitalization. Lower net investment spread results primarily reflect a decline in reinvestment rates, partially offset by the impacts of lower crediting rates driven by rate resets in the first quarter of 2012 and higher general account stable value account values in our full service business. The less favorable reserve benefit from case experience was primarily driven by lower than expected mortality rates in the first quarter of 2012. Higher asset-based fee income reflects an increase in fee-based investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. The decrease in general and administrative expenses, net of capitalization, primarily reflects higher costs incurred in the first quarter of 2011 related to certain legal matters.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $99 million, from $1,206 million in the first quarter of 2011 to $1,107 million in the first quarter of 2012. Premiums decreased $83 million, driven by lower sales of life-contingent structured settlements, non-participating group annuity separate accounts and single premium annuities, partially offset by higher premiums assumed on longevity reinsurance contracts, which we introduced in the second quarter of 2011. The overall decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $26 million primarily reflecting lower portfolio yields. Policy charges and fee income and asset management fees and other income increased $10 million, primarily driven by higher asset-based fees due to an increase in fee-based investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $83 million, from $1,034 million in the first quarter of 2011 to $951 million in the first quarter of 2012. Policyholders’ benefits, including the change in policy reserves, decreased $70 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above, partially offset by a less favorable reserve benefit from case experience. The amortization of deferred policy acquisition costs decreased $20 million primarily driven by a refinement in the first quarter of 2011 to the methodology applied in calculating amortization for certain structured settlement contracts, with an equally offsetting impact to interest credited to policyholders’ account balances. Also, general and administrative expenses, net of capitalization, decreased $6 million, primarily driven by costs incurred in the first quarter of 2011 related to certain legal matters and a decline in life-contingent structured settlement commissions. Interest credited to policyholders’ account balances increased $13 million including a refinement in the first quarter of 2011 to the methodology applied in calculating reserves for certain structured settlement contracts, as mentioned above, and higher general account stable value account values in our full service business. Partially offsetting the increase was the impact of lower crediting rates driven by rate resets.

Sales Results and Account Values

The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are deposits and sales or additions, as applicable, minus withdrawals and benefits. These concepts do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances see “—Asset Management.”

	Three Months Ended March 31,
	2012	2011
	(in millions)
Full Service(1):
Beginning total account value	$139,430	$141,313
Deposits and sales	4,646	4,848
Withdrawals and benefits	(7,103)	(4,927)
Change in market value, interest credited and interest income and other activity	9,018	4,743

Ending total account value	$145,991	$145,977

Net withdrawals	$(2,457)	$(79)

Institutional Investment Products(2):
Beginning total account value	$90,089	$64,183
Additions	4,399	5,785
Withdrawals and benefits(3)	(1,538)	(1,128)
Change in market value, interest credited and interest income	928	482
Other(4)	(25)	(430)

Ending total account value(5)	$93,853	$68,892

Net additions(5)	$2,861	$4,657

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $6.7 billion and $6.0 billion as of March 31, 2012 and 2011, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit plan of $5.7 billion and $5.2 billion as of March 31, 2012 and 2011, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of both March 31, 2012 and 2011 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion and $0.8 billion as of March 31, 2012 and 2011, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(3)	Withdrawals and benefits include $(7) million and $(34) million for the three months ended March 31, 2012 and 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(4)	Other includes transfers from (to) the Asset Management segment of $(402) million for the three months ended March 31, 2011. Other also includes $7 million and $34 million for the three months ended March 31, 2012 and 2011, respectively, representing net transfers of externally-managed client balances from/(to) accounts we manage. These transfers are offset within Additions or Withdrawals and benefits, as there is no net impact on ending account values for these transfers. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.
(5)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $44.9 billion and $23.0 billion as of March 31, 2012 and 2011, respectively. Net additions for the institutional investment products business include investment-only stable value account value additions of $3.5 billion and $5.3 billion for the three months ended March 31, 2012 and 2011, respectively.

2012 to 2011 Three Month Comparison. Account values in our full service business amounted to $146.0 billion as of March 31, 2012, representing an increase of $6.6 billion from December 31, 2011, driven by increases in the market value of customer funds due to favorable equity markets, partially offset by net withdrawals. Account values were flat compared to values as of March 31, 2011, as the impacts of increases in the market value of customer funds and net withdrawals were offsetting over the last twelve months. Net withdrawals increased $2.4 billion, from net withdrawals of $0.1 billion in the first quarter of 2011 to net withdrawals of $2.5 billion in the first quarter of 2012, primarily driven by a higher volume of large plan lapses.

Account values in our institutional investment products business amounted to $93.9 billion as of March 31, 2012, representing an increase of $3.8 billion from December 31, 2011 and an increase of $25.0 billion from March 31, 2011. These increases were driven by additions of our fee-based investment-only stable value and longevity reinsurance products. To a lesser extent, the increases were also driven by increases in the market value of customer funds primarily from equity market appreciation and declines in fixed income yields. These increases were partially offset by decreases due to withdrawals and benefit payments. Net additions decreased $1.8 billion, from $4.7 billion in the first quarter of 2011 to $2.9 billion in the first quarter of 2012 primarily reflecting lower sales of our fee-based investment-only stable value product, as the first quarter of 2011 benefited from the introduction of our offering of investment-only wraps on certain externally-managed accounts at the end of 2010. Despite the decline in sales, we believe our fee-based investment-only stable value product remains competitively positioned.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues	$539	$548
Expenses	418	394

Adjusted operating income	121	154
Realized investment gains (losses), net, and related adjustments(1)	(5)	(20)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	16	27

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$132	$161

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $33 million, from $154 million in the first quarter of 2011 to $121 million in the first quarter of 2012 reflecting a lower contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities.

The decrease in the segment’s commercial mortgage activities reflects gains on sales of foreclosed real estate assets in the first quarter of 2011. The decrease in strategic investing activities was driven by a decline in real estate values on certain co-investments in the first quarter of 2012, partially offset by more favorable investment performance in fixed income and public equity funds. Also, results for the first quarter of 2012 reflect an increase in operating expenses, largely related to compensation and other costs to support business growth.

These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the first quarter of 2011.

Revenues

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type and asset management fees by source for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$187	$174
Retail customers(1)	115	104
General account	84	78

Total asset management fees	386	356

Incentive fees	(9)	(7)
Transaction fees	8	11
Strategic investing	11	24
Commercial mortgage(2)	20	29

Total incentive, transaction, strategic investing and commercial mortgage revenues	30	57

Service, distribution and other revenues(3)	123	135

Total revenues	$539	$548

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $15 million and $17 million for the three months ended March 31, 2012 and 2011, respectively.

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $9 million, from $548 million in the first quarter of 2011 to $539 million in the first quarter of 2012. Strategic investing revenues decreased $13 million reflecting less favorable results in real estate co-investments, partially offset by more favorable investment performance in fixed income and public equity funds, as discussed above. Service, distribution and other revenues decreased $12 million, which includes lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interest in these funds. Commercial mortgage revenues decreased $9 million primarily reflecting lower gains on sales of foreclosed real estate assets, as discussed above, partially offset by higher agency fees due to higher production.

Performance-based incentive fees decreased $2 million in the first quarter of 2012 compared to the first quarter of 2011. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2012, $88 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international market conditions.

Partially offsetting the decreases in revenue above was an increase in asset management fees of $30 million primarily from retail and institutional customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the first quarter of 2011.

Expenses

2012 to 2011 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $24 million, from $394 million in the first quarter of 2011 to $418 million in the first quarter of 2012, primarily driven by increased compensation costs, due to higher earnings subject to compensation and increased headcount, as well as increases in other costs to support business growth. These increases were partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following tables set forth assets under management by asset class and source as of the dates indicated and net additions, excluding money market activity, by source for the periods indicated. In managing our business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues are fees based on assets under management

	March 31, 2012	December 31, 2011	March 31, 2011
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$51.0	$44.2	$52.6
Fixed income	202.4	197.2	168.5
Real estate	29.8	27.7	25.1

Institutional customers(1)(2)	283.2	269.1	246.2

Retail customers:
Equity	82.9	70.8	79.3
Fixed income	39.3	45.7	27.9
Real estate	1.4	1.4	1.6

Retail customers(3)	123.6	117.9	108.8

General account:
Equity	4.6	4.2	4.4
Fixed income	224.0	226.6	208.4
Real estate	1.4	1.3	1.0

General account	230.0	232.1	213.8

Total assets under management	$636.8	$619.1	$568.8

	Three Months Ended March 31,
	2012	2011
	(in billions)
Net additions (withdrawals), excluding money market activity:
Third Party:
Institutional customers(4)	$5.4	$5.9
Retail customers	3.2	2.0
Affiliated:
Institutional customers	(0.1)	(1.3)
Retail customers	(9.4)	1.3
General account(5)	(0.8)	14.4

Total net additions (withdrawals), excluding money market activity	$(1.7)	$22.3

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of March 31, 2012, December 31, 2011 and March 31, 2011, includes $30.8 billion, $29.7 billion and $24.0 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(4)	As of March 31, 2012 and 2011, includes $1.0 billion and $2.8 billion, respectively, of net additions related to investment-only stable value products.
(5)	The three months ended March 31, 2011 includes $15.2 billion in net additions from the acquisition of the Star and Edison Businesses.

2012 to 2011 Three Month Comparison. Assets under management were $636.8 billion at March 31, 2012, an increase of $17.7 billion from December 31, 2011. Institutional assets under management increased $14.1 billion from December 31, 2011 to March 31, 2012 driven by market appreciation of $8.7 billion, as well as net additions of $5.4 billion from third-party clients, primarily from positive flows into fixed income accounts, including $1.0 billion of net additions associated with investment-only stable value products. Retail assets under management increased $5.7 billion from December 31, 2011 to March 31, 2012 primarily from market appreciation of $11.2 billion as well as net additions of $3.2 billion from third-party clients, partially offset by net affiliated withdrawals of $9.4 billion, primarily from assets being transferred out of a fixed income fund due to the automatic rebalancing feature within the variable annuity products. General account assets decreased $2.1 billion due largely to net withdrawals from fixed income funds.

Assets under management increased $68.0 billion from March 31, 2011. Institutional assets under management increased $37.0 billion from March 31, 2011 to March 31, 2012 driven by market appreciation of $22.5 billion, as well as net additions of $16.2 billion from third-party clients, primarily from positive flows into fixed income accounts, including $8.2 billion of net additions associated with investment-only stable value products. Retail assets under management increased $14.8 billion from March 31, 2011 to March 31, 2012 from market appreciation of $6.5 billion and net additions of $4.7 billion from third-party clients as well as net additions from affiliated assets under management of $3.7 billion, primarily from variable annuity assets rebalancing into a fixed income fund. General account assets increased $16.2 billion primarily driven by market appreciation of $16.8 billion.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2012	2011
	(in millions)
Co-Investments:
Real estate	$455	$388
Fixed income	24	30
Seed Investments:
Real estate	21	258
Public equity	232	101
Fixed income	210	178
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	40	11
Private equity secured by investor equity	0	5
Real estate secured by fund assets	85	231

Total	$1,067	$1,202

Commercial Mortgage Interim Loan Portfolio

The following table sets forth information regarding the interim loan portfolio of the Asset Management segment’s commercial mortgage operations as of the dates indicated.

	March 31,
	2012	2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding(1)	$599	$1,181
Allowance for credit or valuation-related losses	$40	$159
Weighted average loan-to-value ratio(2)(3)	96%	111%
Weighted average debt service coverage ratio(2)	1.45	1.33

(1)	As of March 31, 2012 and 2011, excludes $10 million and $25 million, respectively, of commitments for future fundings that would need to be disbursed if borrowers meet the conditions for these fundings and $44 million and $38 million, respectively, of commercial real estate held for sale related to foreclosed interim loans.
(2)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.
(3)	For those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value was $45 million and $160 million as of March 31, 2012 and 2011, respectively.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues	$776	$725
Benefits and expenses	664	627

Adjusted operating income	112	98
Realized investment gains (losses), net, and related adjustments(1)	30	26

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$142	$124

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income increased $14 million, from $98 million in the first quarter of 2011 to $112 million in the first quarter of 2012, including $16 million from mortality experience, net of reinsurance, which was less unfavorable relative to expected levels, compared to the first quarter of 2011. The increase in adjusted operating income also reflects a $4 million decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This decrease in amortization largely reflects the impact of equity markets on separate account fund performance. These increases to adjusted operating income were partially offset by higher general and administrative expenses.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimates of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the first quarter of 2012 and 2011 compared to our previously expected quarterly rate of return used in our estimates of total gross profits.

	First Quarter 2012	First Quarter 2011
Actual rate of return	8.8%	4.4%
Expected rate of return	2.5%	2.2%

The overall higher than expected market returns in the first quarter of 2012 and 2011 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimates of total gross profits resulted in a net benefit of $6 million and $2 million in the first quarter of 2012 and 2011, respectively, reflecting a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 8.1% per annum as of March 31, 2012, or approximately 2.0% per quarter.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $51 million, from $725 million in the first quarter of 2011 to $776 million in the first quarter of 2012. Policy charges and fees and asset management fees and other income increased $30 million driven by an increase from income on an affiliated note received as consideration for a surplus note issued in September 2011 to an affiliate related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies. The income from these notes is offset by higher interest expense as described below. Partially offsetting this increase in policy charges and fees and asset management fees and other income was a decrease in amortization of unearned revenue reserves due to changes in our estimates of total gross profits primarily reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011. Net investment income increased $18 million reflecting higher asset balances resulting from growth in our universal life insurance products including higher policyholders’ account balances resulting from increased policyholder deposits and higher capital requirements. Lower invested asset yields from declines in portfolio reinvestment rates were a partial offset to the increase in net investment income.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $37 million, from $627 million in the first quarter of 2011 to $664 million in the first quarter of 2012. Interest expense increased $32 million reflecting higher borrowings including the issuance of a surplus note in September 2011 to an affiliate related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies, as mentioned above. Higher general and administrative expenses, net of capitalization, of $13 million reflecting a charge related to the correction of a delay in the execution of certain client mutual fund transactions also contributed to the increase. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $3 million as an increase in interest credited to policyholders from higher universal life account balances from increased policyholder deposits and increases in policyholder reserves driven by growth in our term life block of business was mostly offset by less unfavorable mortality experience of $16 million. Partially offsetting these items was an $11 million decrease in amortization of deferred policy acquisition costs primarily reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$4	$7
Universal Life	34	23
Term Life	41	35

Total	$79	$65

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$20	$20
Third party	59	45

Total	$79	$65

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2012 to 2011 Three Month Comparison. Sales of new life insurance, measured as described above, increased $14 million, from $65 million in the first quarter of 2011 to $79 million in the first quarter of 2012, primarily driven by increased sales in the third party distribution channel. This reflected an $11 million increase in sales of universal life insurance products driven by a change in the competitive position of our products due to pricing.

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

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Cash value of surrenders	$170	$189

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	2.8%	3.1%

2012 to 2011 Three Month Comparison. The total cash value of surrenders decreased $19 million, from $189 million in the first quarter of 2011 to $170 million in the first quarter of 2012, driven by a lower volume of variable life surrenders in the first quarter of 2012. The decline in variable life surrenders also drove the decrease in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances from 3.1% in the first quarter of 2011 to 2.8% in the first quarter of 2012.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues	$1,547	$1,506
Benefits and expenses	1,585	1,467

Adjusted operating income	(38)	39
Realized investment gains (losses), net, and related adjustments(1)	(18)	(6)
Related charges(2)	0	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(56)	$33

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $77 million, from income of $39 million in the first quarter of 2011 to a loss of $38 million in the first quarter of 2012, reflecting an adverse fluctuation in underwriting results in the first quarter of 2012 in our group life business primarily due to unfavorable claims experience from an increase in severity on non-retrospectively experience-rated contracts. Results for the first quarter of 2012 reflect less favorable underwriting results in our group disability business due to an increase in the number and severity of long-term disability claims reflecting the continued economic downturn. In addition, the decrease in adjusted operating income reflects higher operating expenses in the first quarter of 2012, resulting from an increase in general and administrative expenses driven by higher legal costs and costs related to strategic initiatives. Additionally, the first quarter of 2011 benefited $9 million from a cumulative premium adjustment relating to prior periods on a group life non-retrospectively experience-rated case.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $41 million, from $1,506 million in the first quarter of 2011 to $1,547 million in the first quarter of 2012. Group disability premiums and policy charges and fee income, which include long-term care and dental products, increased by $51 million, from $299 million in the first quarter of 2011 to $350 million in the first quarter of 2012 primarily reflecting an increase in premiums associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below, as well as growth of business in force and from new sales. Also, contributing to the increase in revenue is an increase in investment income of $10 million in the first quarter of 2012 reflecting higher invested assets due to growth in the business.

The above increases in revenue were partially offset by a $20 million decrease in group life premiums and policy charges and fee income, from $1,010 million in the first quarter of 2011 to $990 million in the first quarter of 2012 reflecting lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below, as well as a decline in the persistency rate from 97% in the first quarter of 2011 compared to 95% in the first quarter of 2012 reflecting two large case lapses in the first quarter of 2012. Additionally, the first quarter of 2011 benefited $9 million from a cumulative premium adjustment relating to prior periods on a group life non-retrospectively experience-rated case. Partially offsetting these decreases were higher premiums from non-retrospectively experience-rated contracts reflecting growth in the business.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Benefits ratio(1):
Group life	95.4%	92.3%
Group disability	104.6%	94.3%
Administrative operating expense ratio(2):
Group life	8.9%	8.1%
Group disability	21.6%	21.9%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $118 million, from $1,467 million in the first quarter of 2011 to $1,585 million in the first quarter of 2012. This increase reflects a $96 million increase in policyholders’ benefits, including the change in policy reserves, from $1,213 million in the first quarter of 2011 to $1,309 million in the first quarter of 2012. Our group life business reflected greater benefit costs from unfavorable claims experience and growth in the non-retrospectively experience-rated business, partially offset by a decrease in benefits on retrospectively experience-rated business that resulted in decreased premiums, as discussed above. Our group disability business reflected an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims, as well as an increase in policyholders’ benefits associated with the assumption of existing liabilities from third parties, which is offset in premiums, as discussed above. Also contributing to the increase in benefits and expenses were higher general and administrative expenses, as discussed above.

The group life benefits ratio deteriorated 3.1 percentage points from the first quarter of 2011 to the first quarter of 2012, primarily due to unfavorable claims experience reflecting an increase in severity on non-retrospectively experience-rated business. The group disability benefits ratio deteriorated 10.3 percentage points from the first quarter of 2011 to the first quarter of 2012 primarily due to an increase in the number and severity of long-term disability claims. The group life administrative operating expense ratio deteriorated 0.8 percentage points from the first quarter of 2011 to the first quarter of 2012 due to an increase in legal costs and costs related to strategic initiatives. The group disability administrative operating expense ratio improved 0.3 percentage points from the first quarter of 2011 to the first quarter of 2012 due to higher premiums associated with the assumption of existing liabilities from third parties offset by an increase in legal costs and costs related to strategic initiatives.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Annualized new business premiums(1):
Group life	$211	$392
Group disability(2)	102	108

Total	$313	$500

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2012 to 2011 Three Month Comparison. Total annualized new business premiums decreased $187 million, from $500 million in the first quarter of 2011 to $313 million in the first quarter of 2012. Group life sales decreased $181 million reflecting the impact of a large market life case sale to a new customer in the first quarter of 2011. Group disability sales, which include long-term care and dental products, remained relatively unchanged.

In March 2012, we discontinued sales of our individual long-term care products. This decision reflects the challenging economics of the individual long-term care market and our desire to focus our resources on the group long-term care products. Individual long-term care sales are not a significant contributor to our annualized new business premiums in any period shown above.

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

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect their U.S. dollar-equivalent earnings from period to period even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts, and hold “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan and Korea. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the various hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings, see “—Impact of foreign currency exchange rate movements on earnings.”

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

	March 31, 2012	December 31, 2011
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.7	$2.5
Dual currency and synthetic dual currency investments(2)	0.9	1.0

	3.6	3.5

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(3)	7.3	7.2
Yen-denominated liabilities held in U.S.-based entities(4)	0.8	0.8

	8.1	8.0

Total hedges	$11.7	$11.5

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$9.3	$9.8

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.
(3)	Excludes $24.6 billion and $23.7 billion as of March 31, 2012 and December 31, 2011, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

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

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments, both of which are discussed in greater detail below. As a result of this intercompany arrangement, our International Insurance segment results for 2011 reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 92 yen per U.S. dollar and 1190 Korean won per U.S. dollar. Results for 2012 reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 85 yen per U.S. dollar and 1180 Korean won per U.S. dollar.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(21)	$(35)
Corporate and Other operations:
Impact of intercompany arrangement(1)	21	35
Settlement gains/(losses) on forward currency contracts	(27)	(35)

Net benefit to Corporate and Other operations	(6)	0

Net impact on consolidated revenues and adjusted operating income	$(27)	$(35)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of March 31, 2012 and December 31, 2011, the notional amounts of these forward currency contracts were $3.2 billion and $3.0 billion, respectively, of which $2.7 billion and $2.5 billion, respectively, were related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar-denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar-denominated interest income. Our Japanese insurance operations also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of March 31, 2012 and December 31, 2011, the notional amount of these investments was ¥279 billion, or $2.5 billion, and ¥280 billion, or $2.5 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 3.2% and 2.8% for the three months ended March 31, 2012 and 2011, respectively.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Cross-currency coupon swap agreements	$(57)	$(105)
Foreign exchange component of interest on dual currency investments	(109)	(128)

Total	$(166)	$(233)

The table below presents as of March 31, 2012, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	Interest component of dual currency investments(1)	Cross-currency coupon swap element of synthetic dual currency investments	Total yen-denominated earnings subject to these investments	Weighted average forward exchange rate per U.S. Dollar
		(in billions)		(yen per $)
Remainder of 2012	3.1	2.2	5.3	83.3
2013	3.3	2.5	5.8	81.0
2014	3.2	2.5	5.7	80.8
2015	3.0	2.5	5.5	81.0
2016-2034	24.8	46.2	71.0	78.9

Total	¥37.4	¥55.9	¥93.3	79.5

(1)	Yen amounts are imputed from the contractual U.S. dollar-denominated interest cash flows.

The present value of the earnings reflected in the table above, on a U.S. dollar-denominated basis, is $0.9 billion as of March 31, 2012.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale, and other related non-yen denominated net assets, including accrued investment income, to support these products. These assets and liabilities are impacted by foreign currency exchange rate movements, as they are non-yen denominated items on the books of yen-based entities. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, available-for-sale investments under U.S. GAAP are carried at fair value with changes in fair value (except as described below for impairments), including those from changes in foreign currency exchange rate movements, recorded as unrealized gains or losses in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the change in value due to changes in foreign currency exchange rate movements, or remeasurement, of these non-yen denominated assets and related liabilities associated with these products is excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three months ended March 31, 2012 and 2011, “Realized investment gains (losses), net, and related adjustments” includes net losses of $1,232 million and $177 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain non-yen denominated related assets, and were primarily driven by the strengthening of both the U.S. and Australian dollar against the yen.

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	March 31, 2012	December 31, 2011
	(in billions)
U.S. dollar-denominated products	$24.0	$23.6
Australian dollar-denominated products	6.8	5.9
Euro-denominated products	0.3	0.2

Total	$31.1	$29.7

As of March 31, 2012 and December 31, 2011, $4.8 billion and $4.5 billion, respectively, of insurance liabilities for U.S. dollar-denominated products presented in the table above are associated with Prudential of Japan and coinsured to our U.S. domiciled insurance operations. These U.S. dollar-denominated liabilities are supported by U.S. dollar-denominated assets and are not subject to the remeasurement mismatch described above.

Impact of foreign currency exchange rate movements on equity

The table below presents the composition of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent equity in our Japanese insurance subsidiaries for the periods indicated.

	March 31, 2012	December 31, 2011
	(in billions)
Available-for-sale U.S. dollar-denominated investments, at amortized cost	$6.7	$6.8
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.4	0.3
Other(1)	0.2	0.1

U.S. dollar-denominated assets held in yen-based entities(2)	7.3	7.2
Yen-denominated liabilities held in U.S.-based entities(3)	0.8	0.8

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	$8.1	$8.0

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(4)	$9.3	$9.8

(1)	Primarily reflects accrued investment income on U.S. dollar-denominated investments.

(2)	Excludes $24.6 billion and $23.7 billion as of March 31, 2012 and December 31, 2011, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

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

For U.S. dollar-denominated investments recorded on the books of yen-based entities, foreign currency exchange movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar-denominated investments will decrease. Upon the ultimate sale or maturity of the U.S. dollar-denominated investments, any realized change in value related to changes in the foreign currency exchange rates will be included in “Realized investment gains (losses), net” within the income statement and excluded from adjusted operating income. Similarly, changes in the foreign currency exchange rates that result in other-than-temporary impairments on these investments will be included in “Realized investment gains (losses), net” within the income statement and, as such, excluded from adjusted operating income. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” for a discussion of our policies regarding impairments. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar-denominated investments and negatively impact the equity of our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance Subsidiaries” for a discussion of our internal hedging strategies.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,317	$2,097
Gibraltar Life and Other operations	3,532	2,224

	5,849	4,321

Benefits and expenses:
Life Planner operations	1,935	1,797
Gibraltar Life and Other operations	3,308	1,896

	5,243	3,693

Adjusted operating income:
Life Planner operations	382	300
Gibraltar Life and Other operations	224	328

	606	628

Realized investment gains (losses), net, and related adjustments(1)	(1,464)	(322)
Related charges(2)	(10)	8
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	153	(13)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(153)	13
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(8)	(158)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(876)	$156

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”

(2)	Revenues exclude related charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $82 million, from $300 million in the first quarter of 2011 to $382 million in the first quarter of 2012, including a net favorable impact of $12 million from currency fluctuations. Results for the first quarter of 2011 included a charge of $19 million associated with estimated claims resulting from the 2011 earthquake in Japan. Excluding the impact of these items, adjusted operating income increased $51 million, primarily reflecting the growth of business in force and continued strong persistency, as well as more favorable mortality experience in our Japanese Life Planner operations.

Adjusted operating income from our Gibraltar Life and Other operations decreased $104 million, from $328 million in the first quarter of 2011 to $224 million in the first quarter of 2012, including a favorable impact of $10 million from currency fluctuations. Adjusted operating income for the first quarter of 2011 includes a $153 million benefit reflecting the impact of a partial sale of our investment, through a consortium, in China Pacific Group. Results for the first quarter of 2011 also includes $47 million of transaction and integration costs relating to the acquisition of the Star and Edison Businesses, compared to $57 million of integration costs in the first quarter of 2012.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $49 million, primarily reflecting business growth across all distribution channels and approximately $30 million of cost savings resulting from Star and Edison integration synergies, partially offset by unfavorable results from our equity method investments. In addition, the benefit resulting from the impact of including two additional months of earnings from the former Star and Edison Businesses was largely offset by higher policy benefits and expenses including unfavorable mortality experience in the current year quarter compared to favorable mortality experience in the previous year quarter.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,528 million, from $4,321 million in the first quarter of 2011 to $5,849 million in the first quarter of 2012, including a net favorable impact of $237 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,291 million, from $4,284 million in the first quarter of 2011 to $5,575 million in the first quarter of 2012.

Revenues from our Life Planner operations increased $220 million, from $2,097 million in the first quarter of 2011 to $2,317 million in the first quarter of 2012, including a net favorable impact of $39 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $181 million, from

$2,066 million in the first quarter of 2011 to $2,247 million in the first quarter of 2012. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $147 million, from $1,691 million in the first quarter of 2011 to $1,838 million in the first quarter of 2012, driven by continued growth of business in force and continued strong persistency. Net investment income increased $31 million, from $340 million in the first quarter of 2011 to $371 million in the first quarter of 2012, primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year quarter.

Revenues from our Gibraltar Life and Other operations increased $1,308 million, from $2,224 million in the first quarter of 2011 to $3,532 million in the first quarter of 2012, including a favorable impact of $198 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $1,110 million, from $2,218 million in the first quarter of 2011 to $3,328 million in the first quarter of 2012 driven by a $1,048 million increase in premiums and policy charges and fee income, from $1,585 million in the first quarter of 2011 to $2,633 million in the first quarter of 2012. The increase in premiums and policy charges and fee income reflects higher renewal premiums of $566 million including the impact of the additional two months of premiums from the former Star and Edison Businesses, and growth in protection products within the bank distribution channel including $341 million of higher sales of single premium whole life policies. Also contributing to the increase in revenues is higher net investment income of $191 million primarily reflecting investment portfolio growth and the impact of the additional two months of investment income from the former Star and Edison Businesses, partially offset by lower investment portfolio yields and the impact of unfavorable results from our equity method investments. Asset management fees and other income declined compared to the previous year quarter primarily driven by the absence of a $153 million benefit recognized in the prior year quarter from the partial sale of our indirect investment in China Pacific Group, discussed above.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps will be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended March 31, 2012 and 2011, we recognized gains of $15 million and $13 million, respectively, in adjusted operating income related to these realized investment gains. As of March 31, 2012, $642 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 28 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities, and may implement these hedging strategies to lengthen the duration of our Japanese investment portfolio as our assessment of market conditions dictates. As we do so, the impact to our portfolio yields will depend on the interest rate environment at that time.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,550 million, from $3,693 million in the first quarter of 2011 to $5,243 million in the first quarter of 2012, including a net unfavorable impact of $215 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,335 million, from $3,608 million in the first quarter of 2011 to $4,943 million in the first quarter of 2012.

Benefits and expenses of our Life Planner operations increased $138 million, from $1,797 million in the first quarter of 2011 to $1,935 million in the first quarter of 2012, including a net unfavorable impact of $27 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $111 million, from $1,747 million in the first quarter of 2011 to $1,858 million in the first quarter of 2012, primarily driven by an $86 million increase in policyholder benefits due to changes in reserves reflecting growth in business in force, partially offset by more favorable mortality experience and by the absence of charges recorded in the prior year quarter associated with estimated claims from the 2011 earthquake in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $1,412 million, from $1,896 million in the first quarter of 2011 to $3,308 million in the first quarter of 2012, including an unfavorable impact of $188 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,224 million, from $1,861 million in the first quarter of 2011 to $3,085 million in the first quarter of 2012. Policyholder benefits including changes in reserves increased $827 million, driven by the impact of the additional two months of benefit expenses from the former Star and Edison Businesses, higher single premium whole life sales in the current year quarter and unfavorable mortality experience. Interest credited to policyholders’ account balances increased $94 million and amortization of deferred policy acquisition costs increased $51 million with both increases primarily reflecting the impact of the additional two months of the former Star and Edison Businesses as well as the continued growth in business. General and administrative expenses, net of capitalization, increased $183 million also driven by the impact of the additional two months of the former Star and Edison Businesses and higher development costs supporting distribution channel growth, partially offset by approximately $30 million of cost savings resulting from Star and Edison integration synergies.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$394	$307
Gibraltar Life	469	373

Total	$863	$680

On a constant exchange rate basis:
Life Planner operations	$380	$297
Gibraltar Life	439	363

Total	$819	$660

With a diversified product mix supporting the growing demand for retirement and savings products, our international insurance operations offer various traditional whole life, term, endowment (which provide for payment on the earlier of death or maturity) and retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature. In most of our operations, we also offer certain health products with fixed benefits, some of which include a high savings element, as well as annuity products, which are primarily represented by U.S. and Australian dollar-denominated fixed annuities in our Gibraltar Life operations.

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as to small businesses, whereas Gibraltar’s Life Consultants, previously identified as Life Advisors, have primarily sold individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Gibraltar Life Consultant distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Our independent agency channel sells protection products and high cash value products for its retirement benefit through the business market and sells a variety of other products including protection, medical and fixed annuity products through the individual market.

Historically, growth in annualized new business premiums was closely correlated to growth of our Life Planner and Gibraltar Life Consultant distribution force. Recently, growth in annualized new business premiums is being driven by increased average premium per new policy resulting in part from the growing demand for retirement-oriented products, as well as expanded distribution through third party channels, especially banks. As noted in the table below, bank channel sales contain a disproportionate number of single pay or limited pay contracts which tend to be larger policies and therefore have higher average premiums per policy. Our expectation is that this trend will continue.

The amount of annualized new business premiums for any given period can be significantly impacted by several factors, including but not limited to, changes in crediting interest rates for certain products, changes in tax laws, changes in life insurance regulations or other product modifications. Sales volume may increase or decrease prior to such changes becoming effective, and then fluctuate in the other direction following such changes.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$121	$69	$171	$19	$380	$114	$47	$126	$10	$297
Gibraltar Life:
Life Consultants	86	33	39	23	181	80	30	17	28	155
Banks(3)	140	10	4	28	182	95	10	5	22	132
Independent Agency	22	36	6	12	76	19	50	2	5	76

Subtotal	248	79	49	63	439	194	90	24	55	363

Total	$369	$148	$220	$82	$819	$308	$137	$150	$65	$660

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The three months ended March 31, 2012 and 2011 include $77 million and $52 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 48% and 38%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2012, and 34% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2011.

2012 to 2011 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $159 million, from $660 million in the first quarter of 2011 to $819 million in the first quarter of 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $83 million, from $297 million in the first quarter of 2011 to $380 million in the first quarter of 2012, including $76 million of higher sales in Japan driven by growth in average premium per policy reflecting the increasing demand for both yen and U.S. dollar-denominated retirement income products. In addition, sales of cancer products increased $19 million driven in part by the anticipated tax law change impacting the corporate tax deductibility of premiums paid for these products, which was enacted in April 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $76 million, from $363 million in the first quarter of 2011 to $439 million in the first quarter of 2012. The increase in annualized new business premiums was driven by higher bank channel sales of $50 million, primarily due to increased sales of protection products including $35 million from single premium whole life sales. Life Consultant sales increased $26 million primarily reflecting the increasing demand for retirement income products. In addition, the benefit from including two additional months of sales from the former Star and Edison Businesses when compared to the previous year quarter was partially offset by a temporary decline in sales in January 2012 attributable to an expected disruption in productivity resulting from the integration of these businesses. Sales in the first quarter of 2012 were also negatively impacted by the recent discontinuation of certain products previously offered by Star and Edison.

The number of Life Planners increased by 238, or 4%, from 6,581 as of March 31, 2011 to 6,819 as of March 31, 2012, driven by increases of 82 in Brazil due to agency growth and by increases of 80 in Korea and 50 in Poland reflecting stronger recruitment and retention. Also contributing to the increase in Life Planners over the past twelve months were increases of 17 in Italy and 15 in Japan.

The number of Gibraltar Life Consultants decreased by 1,008 from 13,227 as of March 31, 2011 to 12,219 as of March 31, 2012 primarily driven by anticipated resignations and terminations of former Star and Edison Life Consultants due in part to their failure to meet minimum sales production standards.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2012 and 2011 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, and certain strategic joint venture investments, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to our Capital Protection Framework, as described below; and (8) the impact of transactions with other segments.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating results:
Net investment income, net of interest expense, excluding capital debt interest expense	$(16)	$(3)
Capital debt interest expense	(171)	(149)
Pension income and employee benefits	16	36
Other corporate activities(1)	(192)	(153)

Adjusted operating income	(363)	(269)

Realized investment gains (losses), net, and related adjustments(2)	704	49
Related charges(3)	(30)	(3)
Divested businesses(4)	1	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(3)	(2)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$309	$(234)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2012 to 2011 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $94 million, from $269 million in the first quarter of 2011 to $363 million in the first quarter of 2012. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses including corporate advertising, and an $18 million increase in our estimate of payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, contributed to the increased loss. In addition, capital debt interest expense increased $22 million primarily due to an increase in capital debt supporting the capital needs in our annuities business accomplished through a reallocation of debt previously deployed for operating purposes. The capital needs in our annuities business were primarily driven by the impact on results from our living benefit hedging program, including the impact of temporarily hedging to an amount that differs from our hedge target definition as described below in “—Capital Protection Framework.” The deficit included in results from net investment income, net of interest expense, excluding capital debt interest expense, increased $13 million reflecting higher levels of short-term liquidity being maintained to provide additional flexibility to address our cash needs in view of changing financial market conditions. In addition, in the fourth quarter of 2011, we issued additional debt of which the majority of the proceeds will be used to refinance maturing capital debt. See “—Liquidity and Capital Resources” for additional details.

Results from corporate operations pension income and employee benefits decreased $20 million. The decrease reflects a decrease in income from our qualified pension plan and increases in employee benefit costs. Income from our qualified pension plan decreased $15 million, from $73 million in the first quarter of 2011 to $58 million in the first quarter of 2012.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $7 million and $4 million for the three months ended March 31, 2012 and 2011, respectively. The market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” was a loss of $18 million for the three months ended March 31, 2012. The market value changes of these derivatives were less than $1 million for the three months ended March 31, 2011.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our target based on the overall capital considerations of the Company and prevailing capital market conditions. The GAAP/capital markets valuations framework underlying our hedge target assumes that current interest rate levels remain for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because this decision was based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. From the inception of this decision through March 31, 2012, we have experienced cumulative increases in the hedge target liability of approximately $0.8 billion related to the under-hedged risk, with no corresponding hedge asset increase. This cumulative impact includes $0.6 billion of gains attributable to the first quarter of 2012, and $1.4 billion of net losses attributable to prior periods. For the three months ended March 31, 2012 and 2011, “Realized investment gains (losses), net and related adjustments” includes a gain of $582 million and $55 million, respectively, resulting from our decision to temporarily hedge to a different target and the change in interest rates during the respective periods. Through our Capital Protection Framework, we have access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs. The capital consequences associated with our decision to temporarily hedge to an amount that differs from our hedge target definition have been factored into our Capital Protection Framework. For more information on the Company’s Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of March 31, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $686 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,926 million at March 31, 2012, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in millions)
U.S. GAAP results:
Revenues	$1,475	$1,547
Benefits and expenses	1,445	1,515

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$30	$32

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2012 to 2011 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $2 million, from $32 million in the first quarter of 2011 to $30 million in the first quarter of 2012. Results for the first quarter of 2012 compared to the first quarter of 2011 are primarily driven by $40 million of lower realized investment results, a $31 million increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as unfavorable mortality experience. Net realized investment results decreased from gains of $30 million in the first quarter of 2011 to losses of $10 million in the first quarter of 2012, primarily due to lower trading gains in fixed maturity and equity security investments, partially offset by favorable changes in the value of derivatives. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” These decreases in income were partially offset by a policyholder dividend obligation benefit of $76 million in the first quarter of 2012 due to a decline in the excess of actual cumulative earnings over expected cumulative earnings due to lower income in the current quarter. This benefit was $106 million higher than the policyholder dividend obligation expense of $30 million in the first quarter of 2011. As noted above, as of March 31, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $686 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $72 million, from $1,547 million in the first quarter of 2011 to $1,475 million in the first quarter of 2012, principally driven by the $40 million decrease in net realized investment gains (losses), as discussed above. Premiums declined by $20 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Net investment income also decreased primarily driven by the unfavorable impact of lower reinvestment yields and lower average invested assets.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $70 million, from $1,515 million in the first quarter of 2011 to $1,445 million in the first quarter of 2012. This decrease included a $113 million decrease in dividends to policyholders reflecting a decrease in the policyholder dividend obligation expense of $106 million, from an expense of $30 million in 2011 to a benefit of $76 million in 2012, and a decrease in dividends paid and accrued to policyholders of $7 million primarily due to a decline in policies in force. Partially offsetting these items was a $45 million increase in policyholders’ benefits, primarily driven by a $31 million increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, unfavorable mortality experience, and changes in reserves resulting from the decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $171 million in the first quarter of 2012 compared to an expense of $160 million in the first quarter of 2011. First quarter income tax expense for 2012 and 2011 includes $339 million and $7 million, respectively, of an additional U.S. tax related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The increase in the additional U.S. tax is a result of the merger of Star and Edison Businesses into the Gibraltar Life Insurance Company, Ltd. It represents the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes. Excluding the impact of a “double tax”, the income tax expense decreased primarily due to the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first quarter of 2011 to the first quarter of 2012.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $7 million and $14 million for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Real Estate and Relocation Services Business	$4	$(3)
Individual Health Insurance	(4)	(6)
Financial Advisory	(2)	(2)
Other(1)	3	2

Total divested businesses excluded from adjusted operating income	$1	$(9)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$81	$(4)
Derivatives	11	(19)
Commercial mortgages and other loans	1	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(93)	21

Net gains (losses)	$0	$(1)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$153	$(13)
Change in experience-rated contractholder liabilities due to asset value changes	(153)	13

Net gains (losses)	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$234	$(17)
Derivatives	11	(19)
Commercial mortgages and other loans	1	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(246)	34

Net gains (losses)	$0	$(1)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million and $8 million as of March 31, 2012 and 2011, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $4 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net losses of less than $1 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011, split between the Financial Services Businesses and Closed Block Business, by fair value hierarchy level. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis presented on a consolidated basis.

	Financial Services Businesses as of March 31, 2012
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,337	$45	$		$9,382
Obligations of U.S. states and their political subdivisions	0	2,298	10			2,308
Foreign government bonds	0	75,730	13			75,743
Corporate securities	13	97,479	1,162			98,654
Asset-backed securities	0	4,576	1,960			6,536
Commercial mortgage-backed securities	0	8,140	141			8,281
Residential mortgage-backed securities	0	7,502	13			7,515

Subtotal	13	205,062	3,344			208,419

Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	11			188
Obligations of U.S. states and their political subdivisions	0	261	0			261
Foreign government bonds	0	657	0			657
Corporate securities	0	11,573	103			11,676
Asset-backed securities	0	919	389			1,308
Commercial mortgage-backed securities	0	2,145	2			2,147
Residential mortgage-backed securities	0	1,874	2			1,876
Equity securities	848	132	19			999
Short-term investments and cash equivalents	490	77	0			567

Subtotal	1,338	17,815	526			19,679

Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	141	0			141
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	43	0			45
Corporate securities	17	398	39			454
Asset-backed securities	0	334	57			391
Commercial mortgage-backed securities	0	96	12			108
Residential mortgage-backed securities	0	99	1			100
Equity securities	331	56	1,114			1,501
All other(3)	15	11,036	48		(8,979)	2,120

Subtotal	365	12,203	1,271		(8,979)	4,860

Equity securities, available-for-sale	1,984	2,259	386			4,629
Commercial mortgage and other loans	0	203	75			278
Other long-term investments	184	180	1,086			1,450
Short-term investments	3,634	3,341	0			6,975
Cash equivalents	2,593	5,925	0			8,518
Other assets	135	(11)	8			132

Subtotal excluding separate account assets	10,246	246,977	6,696		(8,979)	254,940
Separate account assets(4)	45,626	171,006	19,935			236,567

Total assets	$55,872	$417,983	$26,631		$(8,979)	$491,507

Future policy benefits	$0	$0	$1,709	$		$1,709
Other liabilities	0	7,129	299		(6,861)	567

Total liabilities	$0	$7,129	$2,008		$(6,861)	$2,276

	Closed Block Business as of March 31, 2012
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,724	$23	$	$4,747
Obligations of U.S. states and their political subdivisions	0	746	0		746
Foreign government bonds	0	578	13		591
Corporate securities	30	29,314	471		29,815
Asset-backed securities	0	3,663	705		4,368
Commercial mortgage-backed securities	0	3,942	20		3,962
Residential mortgage-backed securities	0	1,942	1		1,943

Subtotal	30	44,909	1,233		46,172
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	122	0		122
Asset-backed securities	0	66	0		66
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	4	0	129		133
All other(3)	0	0	0		0

Subtotal	4	188	129		321
Equity securities, available-for-sale	3,361	0	36		3,397
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	3	(110)	0		(107)
Short-term investments	647	82	0		729
Cash equivalents	80	1,119	0		1,199
Other assets	0	110	0		110

Subtotal excluding separate account assets	4,125	46,298	1,398		51,821
Separate account assets(4)	0	0	0		0

Total assets	$4,125	$46,298	$1,398	$	$51,821

Future policy benefits	$0	$0	$0	$	$0
Other liabilities	0	0	0		0

Total liabilities	$0	$0	$0	$	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 3% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Primarily represents derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

	Financial Services Businesses as of December 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,524	$43	$		$9,567
Obligations of U.S. states and their political subdivisions	0	2,277	0			2,277
Foreign government bonds	0	76,401	13			76,414
Corporate securities	12	96,090	1,016			97,118
Asset-backed securities	0	4,654	1,867			6,521
Commercial mortgage-backed securities	0	8,220	145			8,365
Residential mortgage-backed securities	0	7,856	14			7,870

Subtotal	12	205,022	3,098			208,132
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9			186
Obligations of U.S. states and their political subdivisions	0	284	0			284
Foreign government bonds	0	655	0			655
Corporate securities	0	10,927	109			11,036
Asset-backed securities	0	1,010	357			1,367
Commercial mortgage-backed securities	0	2,226	21			2,247
Residential mortgage-backed securities	0	1,842	2			1,844
Equity securities	769	122	20			911
Short-term investments and cash equivalents	684	267	0			951

Subtotal	1,453	17,510	518			19,481
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	383	39			436
Asset-backed securities	0	523	59			582
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	300	40	1,153			1,493
All other(3)	15	13,547	93		(11,222)	2,433

Subtotal	331	14,759	1,360		(11,222)	5,228
Equity securities, available-for-sale	1,909	2,171	333			4,413
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	192	(195)	1,110			1,107
Short-term investments	5,035	3,197	0			8,232
Cash equivalents	2,595	5,797	0			8,392
Other assets	3	(25)	9			(13)

Subtotal excluding separate account assets	11,530	248,750	6,514		(11,222)	255,572
Separate account assets(4)	40,319	158,703	19,358			218,380

Total assets	$51,849	$407,453	$25,872		$(11,222)	$473,952

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

	Closed Block Business as of December 31, 2011
	Level 1	Level 2	Level 3(1)	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,514	$23	$	$5,537
Obligations of U.S. states and their political subdivisions	0	778	0		778
Foreign government bonds	0	561	12		573
Corporate securities	0	29,321	434		29,755
Asset-backed securities	0	3,511	661		4,172
Commercial mortgage-backed securities	0	3,715	0		3,715
Residential mortgage-backed securities	0	1,984	2		1,986

Subtotal	0	45,384	1,132		46,516
Trading account assets supporting insurance liabilities	0	0	0		0
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	0	0		0
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	0	0		0
Corporate securities	0	119	0		119
Asset-backed securities	0	70	0		70
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	5	0	123		128
All other(3)	0	0	0		0

Subtotal	5	189	123		317
Equity securities, available-for-sale	3,095	0	27		3,122
Commercial mortgage and other loans	0	0	0		0
Other long-term investments	1	184	0		185
Short-term investments	471	57	0		528
Cash equivalents	72	965	0		1,037
Other assets	0	111	0		111

Subtotal excluding separate account assets	3,644	46,890	1,282		51,816
Separate account assets(4)	0	0	0		0

Total assets	$3,644	$46,890	$1,282	$	$51,816

Future policy benefits	$0	$0	$0	$	$0
Other liabilities	0	0	0		0

Total liabilities	$0	$0	$0	$	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5% and 2% for Financial Services Businesses and Closed Block Business, respectively. Excluding separate account assets for which the risk is borne by the policyholder, the amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 3% for our Financial Services Businesses. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Primarily represents derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by us with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in our Unaudited Interim Consolidated Statement of Financial Position.

For additional information regarding the balances of assets and liabilities measured at fair value by hierarchy level see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations. As discussed in more detail below, the determination of fair value for certain assets and liabilities may require the application of a greater degree of judgment depending on market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. For a description of the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements. The following sections provide information regarding certain assets and liabilities of our Financial Services Businesses and our Closed Block Business which are valued using Level 3 inputs and could have a significant impact on our results of operations.

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

Level 3 fixed maturity securities included approximately $3.6 billion as of March 31, 2012 and $3.2 billion as of December 31, 2011 of public fixed maturities, with values primarily based on non-binding broker-quotes, and approximately $1.6 billion as of both March 31, 2012 and December 31, 2011 of private fixed maturities, with the majority of values based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in our fair value hierarchy. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion as of both March 31, 2012 and December 31, 2011. Our direct investment in these funds is not material, and the majority of the assets recorded as a result of the consolidation of these funds are offset by a noncontrolling interest reflected as a separate component of equity. The noncontrolling interest is not considered to be fair valued and therefore is not included in fair value reporting above. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have also been included within Level 3 in our fair value hierarchy. Investments in these funds included in Level 3 totaled approximately $0.4 billion as of both March 31, 2012 and December 31, 2011.

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

Derivatives classified as Level 3 include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. Derivatives classified within Level 3 are validated through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $40 million and $4 million, respectively, as of March 31, 2012 and $84 million and $3 million, respectively, as of December 31, 2011, without giving consideration to the impact of netting.

For additional information regarding embedded derivatives in our annuity and retirement products classified as Level 3, see “—Variable Annuity Optional Living Benefit Features” below.

All realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of qualifying cash flow hedges and hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of non-dealer related derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains and Losses.” Dealer-related derivative activity related to the Company’s former global commodities group is reported in “Income (loss) from discontinued operations, net of taxes.”

Separate Account Assets

Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities and Equity Securities” and “Other Long-Term Investments.”

Variable Annuity Optional Living Benefit Features

Our liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). While these guarantees primarily relate to the optional living benefit features of our Individual Annuities segment, they are also included in certain variable annuities in our International Insurance segment and certain retirement account based group variable annuities in our Retirement segment. These benefits are accounted for as embedded derivatives and are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.”

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

We are also required to incorporate the market-perceived risk of our own non-performance (“NPR”) in the valuation of the embedded derivatives associated with our optional living benefit features. Since insurance liabilities are senior to debt, we believe that reflecting the financial strength ratings of our insurance subsidiaries in the valuation of the liability appropriately takes into consideration our NPR. To reflect the NPR, we incorporate an additional credit spread over LIBOR rates into the discount rate used in the valuations of the embedded derivative liability. The additional credit spread over LIBOR rates incorporated into the discount rate as of March 31, 2012 generally ranged from 40 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those individual living benefit contracts in a liability position and not to those in a contra-liability position. We also adjust these spreads to remove any illiquidity risk premium, subject to a floor based on a percentage of the credit spread.

As of March 31, 2012, the value of the embedded derivatives associated with the optional living benefit features of the Individual Annuities segment, before the adjustment for NPR, was a net liability of $4,891 million. This net liability was comprised of $5,397 million of individual living benefit contracts in a liability position, net of $506 million of individual living benefit contracts in a contra-liability position. As of March 31, 2012, our adjustment for NPR resulted in a $3,215 million cumulative decrease to the embedded derivative liability for the Individual Annuities segment, reflecting the additional credit spread over LIBOR rates we incorporated into the discount rate used in the valuations of those individual living benefit contracts in a liability position. This adjustment for NPR represents a decrease of $2,294 million in the first quarter of 2012 for the Individual Annuities segment primarily resulting from a lower base of embedded derivative liabilities driven by favorable market conditions as well as an overall tightening of the spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries.

The change in fair value of the GMAB, GMWB and GMIWB resulted in a net liability of $1,709 million as of March 31, 2012, compared to a net liability of $2,886 million as of December 31, 2011. The change primarily reflects a lower base of embedded derivative liabilities driven by favorable market conditions as well as an overall tightening of the spreads used in valuing NPR, as noted above, which were primarily in our Individual Annuities segment as described in more detail under “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Realized Investment Gains and Losses and General Account Investments

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, net changes in the allowance for losses, as well as gains and losses on sales, certain restructurings, and foreclosures on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

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

The level of other-than-temporary impairments generally reflects economic conditions and is generally expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, other-than-temporary impairments recognized in the first quarter of 2012 primarily related to foreign currency translation losses on securities that are approaching maturity, adverse financial conditions of the respective issuer on asset-backed securities collateralized by sub-prime mortgages, and declines in value maintained for one year or greater on equity securities. Other-than-temporary impairments in the first quarter of 2011 primarily related to asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities and reflect adverse financial conditions of the respective issuers and foreign currency translation losses related to foreign-denominated securities that are approaching maturity.

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

	Three Months Ended March 31,
	2012	2011
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,374)	$(80)
Closed Block Business	(10)	30

Consolidated realized investment gains (losses), net	$(1,384)	$(50)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(33)	$(4)
Equity securities	(55)	3
Commercial mortgage and other loans	10	6
Derivative instruments	(1,296)	(98)
Other	0	13

Total	$(1,374)	$(80)

Related adjustments	(1,342)	(285)

Realized investment gains (losses), net, and related adjustments	(2,716)	(365)

Related charges	878	(10)

Realized investment gains (losses), net, and related charges and adjustments	$(1,838)	$(375)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$(30)	$29
Equity securities	42	59
Commercial mortgage and other loans	1	5
Derivative instruments	(23)	(63)
Other	0	0

Total	$(10)	$30

2012 to 2011 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first quarter of 2012 were $1,374 million, compared to net realized investment losses of $80 million in the first quarter of 2011.

Net realized losses on fixed maturity securities were $33 million in the first quarter of 2012, compared to net realized losses of $4 million in the first quarter of 2011, as set forth in the following table:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$106	$123
Private bond prepayment premiums	0	10

Total gross realized investment gains	106	133

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(82)	(79)
Gross losses on sales and maturities(1)	(51)	(57)
Credit related losses on sales	(6)	(1)

Total gross realized investment losses	(139)	(137)

Realized investment gains (losses), net—Fixed Maturity Securities	$(33)	$(4)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$55	$66

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first quarter of 2012 were $55 million and were primarily due to sales within our Retirement, Individual Annuities, and International Insurance segments. Included in the net gains on sales and maturities of fixed maturity securities were $3 million of net gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the first quarter of 2011 were $66 million and were primarily due to sales within our Retirement and Individual Annuities segments. Included in the net gains on sales and maturities of fixed maturity securities were $28 million of net gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2012 and 2011.

Net realized losses on equity securities were $55 million in the first quarter of 2012, which included other-than-temporary impairments of $48 million and net trading losses on sales of equity securities of $7 million. Net trading losses in the first quarter of 2012 were primarily due to public equity sales within our International Insurance segment. Net realized gains on equity securities were $3 million in the first quarter of 2011, which included net trading gains on sales of equity securities of $16 million, partially offset by other-than-temporary impairments of $13 million. Net trading gains in the first quarter of 2011 were primarily due to public equity sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the first quarter of 2012 were $10 million and primarily related to a net decrease in the loan loss reserves of $14 million, partially offset by $4 million of realized losses on sales within our Asset Management business. Net realized gains on commercial mortgage and other loans in the first quarter of 2011 were $6 million and primarily related to a net decrease in the loan loss reserves of $12 million, partially offset by mark-to-market losses on our interim loan portfolio of $6 million within our commercial mortgage operations. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $1,296 million in the first quarter of 2012, compared to net realized losses of $98 million in the first quarter of 2011. The net derivative losses in 2012 primarily reflect net losses of $1,219 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to the net derivative losses were net mark-to-market losses of $194 million on interest rate derivatives used to manage duration as interest rates increased, and net losses of $217 million on foreign currency forward contracts used to hedge portfolio assets in our International Insurance segment due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $214 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative losses in the first quarter of 2011 primarily reflect net losses of $167 million on interest rate derivatives used to manage duration as interest rates increased and net losses of $28 million on credit derivatives as credit spreads generally tightened. Partially offsetting these losses were net gains of $53 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the strengthening of the U.S. dollar, and net gains of $28 million primarily related to product related embedded derivatives and related hedge positions associated with certain variable annuity contracts. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information. Also contributing to these net derivative gains were net gains of $23 million on embedded derivatives associated with certain externally-managed investments in the European market.

Net realized gains on other investments were less than $1 million in the first quarter of 2012. Net realized gains on other investments were $13 million in the first quarter of 2011, which included $3 million of other-than-temporary impairments on joint ventures and partnerships and real estate investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were net negative adjustments of $1,342 million and $285 million in the first quarter of 2012 and 2011, respectively. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were net negative adjustments of $50 million and $58 million for the first quarter of 2012 and 2011, respectively, primarily driven by gains from settlements on interest rate and currency swaps and gains that represent a principal source of earnings for certain of our businesses, partially offset by losses related to the settlements of swaps used to hedge foreign-denominated earnings in both periods. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were net negative adjustments of $1,292 million and $227 million in the first quarter of 2012 and 2011, respectively, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure in both periods. Also included in the $227 million adjustment for the first quarter of 2011 was a $95 million loss from an out of period adjustment related to the amortization of unrealized losses associated with U.S. dollar-denominated collateralized mortgage-backed securities held by our Gibraltar Life operations, and a $65 million loss related to our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were a net positive adjustment of $878 million for the first quarter of 2012 and a net negative adjustment of $10 million for the first quarter of 2011. The net positive adjustment of $878 million in the first quarter of 2012 was primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to the net loss on embedded derivatives and related hedge positions associated with certain variable annuity contracts. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details.

During the first quarter of 2012, we recorded other-than-temporary impairments of $132 million in earnings, compared to total other-than-temporary impairments of $95 million recorded in earnings in the first quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$65	$65
Private fixed maturity securities	17	14

Total fixed maturity securities	82	79
Equity securities	48	13
Other invested assets(2)	2	3

Total	$132	$95

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended March 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$19	$17	$36
Due to other accounting guidelines(3)	1	45	46

Total	$20	$62	$82

	Three Months Ended March 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$21	$23	$44
Due to other accounting guidelines(3)	10	25	35

Total	$31	$48	$79

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with foreign currency translation losses approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the manufacturing and services sectors of our corporate securities. These other-than-temporary impairments primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold foreign currency denominated investments, which in some cases, due primarily to the strengthening of the yen, are currently in an unrealized loss position. As they approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments are to be recorded in earnings. As of March 31, 2012 gross unrealized losses related to these securities maturing between April 1, 2012 and December 31, 2014 are $269 million. Absent a change in currency rates, impairments of $55 million would be recorded in earnings over the remaining nine months of 2012 and $88 million in 2013. During the first quarter of 2012, we recorded other-than-temporary impairments of $39 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first quarter of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers and foreign currency translation losses related to foreign denominated securities that are approaching maturity.

Equity security other-than-temporary impairments in the first quarter of 2012 and 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater.

Closed Block Business

For the Closed Block Business, net realized investment losses in the first quarter of 2012 were $10 million, compared to net realized investment gains of $30 million in the first quarter of 2011.

Net realized losses on fixed maturity securities were $30 million in the first quarter of 2012, compared to net realized gains of $29 million in the first quarter of 2011, as set forth in the following table:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$20	$61
Private bond prepayment premiums	1	4

Total gross realized investment gains	21	65

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(30)	(25)
Gross losses on sales and maturities(1)	(21)	(11)
Credit related losses on sales	0	0

Total gross realized investment losses	(51)	(36)

Realized investment gains (losses), net—Fixed Maturity Securities	$(30)	$29

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$(1)	$50

(1)	Amounts exclude prepayment premiums, other-than-temporary-impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading losses on sales and maturities of fixed maturity securities were $1 million in the first quarter of 2012. Net trading gains on sales and maturities of fixed maturity securities of $50 million in the first quarter of 2011, included $1 million of net losses on sales or maturities related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2012 and 2011.

Net realized gains on equity securities were $42 million in the first quarter of 2012, and included net trading gains on sales of equity securities of $44 million, partially offset by other-than-temporary impairments of $2 million. Net realized gains on equity securities were $59 million in the first quarter of 2011, and included net trading gains on sales of equity securities of $68 million, partially offset by other-than-temporary impairments of $9 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2012 and 2011.

Net realized gains on commercial mortgage and other loans were $1 million and $5 million in the first quarter of 2012 and 2011, respectively, and were driven by net decreases in the loan loss reserve in both periods. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $23 million in the first quarter of 2012 compared to net realized losses of $63 million in the first quarter of in 2011. The net derivative losses in the first quarter of 2012 primarily reflect net losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro, partially offset by net gains of $17 million on interest rate derivatives used to manage duration. Derivative losses in the first quarter of 2011 primarily reflect net derivative losses of $67 million on currency derivatives used to hedge foreign denominated investments, and net losses of $6 million on credit derivatives as credit spreads generally tightened. Partially offsetting these losses were net gains of $9 million on embedded derivatives associated with certain externally-managed investments in the European market.

During the first quarter of 2012, we recorded other-than-temporary impairments of $33 million in earnings, compared to other-than-temporary impairments of $34 million recorded in earnings in the first quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$28	$23
Private fixed maturity securities	2	2

Total fixed maturity securities	30	25
Equity securities	2	9
Other invested assets(2)	1	0

Total	$33	$34

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$19	$11	$30
Due to other accounting guidelines(3)	0	0	0

Total	$19	$11	$30

	Three Months Ended March 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$18	$7	$25
Due to other accounting guidelines(3)	0	0	0

Total	$18	$7	$25

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2012 and 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the public utilities sectors of our corporate securities that reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first quarter of 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

	March 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$179,044	$29,565	$208,609	60.4%
Public, held-to-maturity, at amortized cost	3,502	0	3,502	1.0
Private, available-for-sale, at fair value	27,353	16,607	43,960	12.7
Private, held-to-maturity, at amortized cost	1,273	0	1,273	0.4
Trading account assets supporting insurance liabilities, at fair value	19,679	0	19,679	5.7
Other trading account assets, at fair value	1,880	321	2,201	0.6
Equity securities, available-for-sale, at fair value	4,616	3,397	8,013	2.3
Commercial mortgage and other loans, at book value	25,231	9,418	34,649	10.0
Policy loans, at outstanding balance	6,191	5,228	11,419	3.3
Other long-term investments(1)	4,181	1,964	6,145	1.8
Short-term investments	5,346	729	6,075	1.8

Total general account investments	278,296	67,229	345,525	100.0%

Invested assets of other entities and operations(2)	9,175	0	9,175

Total investments	$287,471	$67,229	$354,700

	December 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$179,086	$30,211	$209,297	60.6%
Public, held-to-maturity, at amortized cost	3,743	0	3,743	1.1
Private, available-for-sale, at fair value	26,938	16,305	43,243	12.5
Private, held-to-maturity, at amortized cost	1,364	0	1,364	0.4
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	5.6
Other trading account assets, at fair value	2,104	317	2,421	0.7
Equity securities, available-for-sale, at fair value	4,401	3,122	7,523	2.2
Commercial mortgage and other loans, at book value	25,073	9,040	34,113	9.9
Policy loans, at outstanding balance	6,263	5,296	11,559	3.3
Other long-term investments(1)	4,481	1,990	6,471	1.9
Short-term investments	5,609	528	6,137	1.8

Total general account investments	278,543	66,809	345,352	100.0%

Invested assets of other entities and operations(2)	10,895	0	10,895

Total investments	$289,438	$66,809	$356,247

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of trading and banking operations, and asset management operations. Excludes assets of our asset management operations managed for third-parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of March 31, 2012, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 4 and 5 years. The general account investments attributable to the Financial Services Businesses remained relatively constant in the first three months of 2012, primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by tighter credit spreads and changes in foreign exchange rates, partially offset by an increase in domestic interest rates. The general account investments attributable to the Closed Block Business also remained relatively constant in the first three months of 2012, primarily due to portfolio growth as a result of reinvestment of net investment income, partially offset by a net decrease in fair value and net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 50% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both March 31, 2012 and December 31, 2011. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$111,925	$111,857
Public, held-to-maturity, at amortized cost	3,502	3,743
Private, available-for-sale, at fair value	5,236	5,020
Private, held-to-maturity, at amortized cost	1,273	1,364
Trading account assets supporting insurance liabilities, at fair value	1,796	1,732
Other trading account assets, at fair value	1,454	1,496
Equity securities, available-for-sale, at fair value	1,954	1,932
Commercial mortgage and other loans, at book value	5,495	5,672
Policy loans, at outstanding balance	2,735	2,873
Other long-term investments(1)	2,245	2,892
Short-term investments	731	702

Total Japanese general account investments(2)	$138,346	$139,283

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of March 31, 2012, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years. The decrease in general account investments related to our Japanese insurance operations in the first three months of 2012 was primarily attributable to the weakening of the yen against both the U.S. and Australian dollars, partially offset by portfolio growth as a result of business inflows and a net increase in fair value primarily driven by gains on non-yen assets.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of March 31, 2012, our Japanese insurance operations had $40.8 billion, at fair value, of investments denominated in U.S. dollars, including $4.3 billion that were hedged to yen through third party derivative contracts and $28.0 billion that support liabilities denominated in U.S. dollars. As of December 31, 2011, our Japanese insurance operations had $38.4 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third-party derivative contracts and $25.9 billion that support liabilities denominated in U.S. dollars. The $2.4 billion increase in U.S. dollar investments at fair value from December 31, 2011, is primarily driven by an increase in fair value driven by a decrease in interest rates and portfolio growth as a result of business inflows.

For additional information regarding U.S. dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Our Japanese insurance operations had $6.7 billion and $6.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2012 and December 31, 2011, respectively. The $0.3 billion increase in Australian dollar investments at fair value from December 31, 2011, is primarily driven by portfolio growth as a result of business inflows.

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

The following tables set forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to our general account, as of March 31, 2012.

Eurozone Gross Direct Exposure—Financial Services Businesses

	March 31, 2012
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$548	$962	$1,624	$3,134	$572	$942	$1,752	$3,266
Netherlands	0	1,240	1,923	3,163	0	1,276	1,976	3,252
Germany	118	1,077	569	1,764	125	1,115	578	1,818
Luxembourg	0	304	1,146	1,450	0	318	1,163	1,481
Other non-peripheral(1)	32	211	396	639	33	213	408	654

Total non-peripheral exposure	698	3,794	5,658	10,150	730	3,864	5,877	10,471
Peripheral countries:
Italy(2)	531	90	112	733	517	91	100	708
Ireland	0	120	465	585	0	124	484	608
Spain	46	35	257	338	47	32	233	312
Other peripheral(3)	0	0	89	89	0	0	94	94

Total peripheral exposure	577	245	923	1,745	564	247	911	1,722
International agencies(4)	0	1,351	78	1,429	0	1,463	77	1,540

Total exposure(5)	$1,275	$5,390	$6,659	$13,324	$1,294	$5,574	$6,865	$13,733

Eurozone Gross Direct Exposure—Closed Block Business

	March 31, 2012
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$6	$170	$638	$814	$6	$179	$721	$906
Netherlands	52	356	544	952	56	391	605	1,052
Germany	9	76	559	644	9	80	601	690
Luxembourg	4	60	479	543	4	64	519	587
Other non-peripheral(1)	4	140	187	331	4	140	198	342

Total non-peripheral exposure	75	802	2,407	3,284	79	854	2,644	3,577
Peripheral countries:
Italy	5	53	37	95	6	53	37	96
Ireland	0	66	294	360	0	52	323	375
Spain	0	26	93	119	0	24	87	111
Other peripheral(3)	0	2	18	20	0	2	19	21

Total peripheral exposure	5	147	442	594	6	131	466	603
International agencies(4)	0	0	0	0	0	0	0	0

Total exposure(5)	$80	$949	$2,849	$3,878	$85	$985	$3,110	$4,180

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	For the Financial Services Businesses, of the $13,246 million of amortized cost represented above, 86% is related to fixed maturities, 8% is related to trading account assets supporting insurance liabilities, and the remaining 6% is related to all other asset types. For the Closed Block Business, of the $3,878 million of amortized cost represented above, 93% is related to fixed maturities, and the remaining 7% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.74%	$1,841	5.48%	$546	4.03%	$2,387
Trading account assets supporting insurance liabilities	4.09	199	0.00	0	4.09	199
Equity securities	5.55	56	2.94	20	4.50	76
Commercial mortgage and other loans	5.31	332	6.08	139	5.52	471
Policy loans	4.56	71	5.91	77	5.18	148
Short-term investments and cash equivalents	0.25	8	1.29	2	0.29	10
Other investments	2.83	46	8.03	45	4.21	91

Gross investment income before investment expenses	3.77	2,553	5.56	829	4.10	3,382
Investment expenses	(0.11)	(61)	(0.25)	(38)	(0.14)	(99)

Investment income after investment expenses	3.66%	2,492	5.31%	791	3.96%	3,283

Investment results of other entities and operations(2)		37		0		37

Total investment income		$2,529		$791		$3,320

	Three Months Ended March 31, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)(3)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	4.02%	$1,598	5.56%	$564	4.34%	$2,162
Trading account assets supporting insurance liabilities	4.28	192	0.00	0	4.28	192
Equity securities	5.04	54	2.62	19	4.06	73
Commercial mortgage and other loans	5.78	320	6.42	137	5.95	457
Policy loans	4.69	64	6.00	80	5.33	144
Short-term investments and cash equivalents	0.37	11	0.88	1	0.39	12
Other investments	5.48	65	10.33	45	6.78	110

Gross investment income before investment expenses	4.10	2,304	5.70	846	4.43	3,150
Investment expenses	(0.11)	(53)	(0.24)	(36)	(0.14)	(89)

Investment income after investment expenses	3.99%	2,251	5.46%	810	4.29%	3,061

Investment results of other entities and operations(2)		57		0		57

Total investment income		$2,308		$810		$3,118

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

(2)	Includes investment income of trading and banking operations, and asset management operations.
(3)	Yields for the three months ended March 31, 2011, are weighted for one month of income and assets related to the Star and Edison Businesses.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.27%	$1,047	5.38%	$1,057
Trading account assets supporting insurance liabilities	4.22	187	4.42	181
Equity securities	7.83	40	8.12	41
Commercial mortgage and other loans	5.69	277	6.16	272
Policy loans	5.54	48	5.60	45
Short-term investments and cash equivalents	0.28	7	0.31	7
Other investments	2.68	15	3.75	19

Gross investment income before investment expenses	4.85	1,621	5.04	1,622
Investment expenses	(0.11)	(21)	(0.12)	(27)

Investment income after investment expenses	4.74%	1,600	4.92%	1,595

Investment results of other entities and operations(2)		37		57

Total investment income		$1,637		$1,652

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading and banking operations, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account excluding the Japanese insurance operations’ portfolio for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) and non-hedge accounting derivative results, for each major investment category of our Japanese insurance operations’ general account for the periods indicated.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Yield(1)	Amount	Yield(1)(2)	Amount
	($ in millions)
Fixed maturities	2.70%	$794	2.70%	$541
Trading account assets supporting insurance liabilities	2.81	12	2.80	11
Equity securities	3.16	16	2.29	13
Commercial mortgage and other loans	3.99	55	4.27	48
Policy loans	3.36	23	3.40	19
Short-term investments and cash equivalents	0.17	1	0.59	4
Other investments	2.93	31	6.84	46

Gross investment income before investment expenses	2.72	932	2.83	682
Investment expenses	(0.12)	(40)	(0.11)	(26)

Total investment income	2.60%	$892	2.72%	$656

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields for the three months ended March 31, 2011, are weighted for one month of income and assets related to the Star and Edison Businesses.

The decrease in yield on the Japanese insurance portfolio for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily attributable to lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2012 and 2011, was approximately $28.1 billion and $17.1 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2012 and 2011, was approximately $6.2 billion and $3.0 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2012				December 31, 2011
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$28,397	$2,473	$434	$30,436	$28,091	$2,412	$715	$29,788
Utilities	14,414	1,378	321	15,471	14,356	1,454	517	15,293
Finance	19,607	980	350	20,237	20,245	494	766	19,973
Services	12,241	967	235	12,973	12,134	861	406	12,589
Energy	7,252	604	127	7,729	7,304	564	208	7,660
Retail and Wholesale	5,414	398	78	5,734	5,256	382	131	5,507
Transportation	4,824	358	47	5,135	5,078	368	76	5,370
Other	1,490	61	46	1,505	1,551	57	64	1,544

Total corporate securities	93,639	7,219	1,638	99,220	94,015	6,592	2,883	97,724
Foreign government(3)	71,967	5,129	64	77,032	73,209	4,796	204	77,801
Residential mortgage-backed	7,175	419	41	7,553	7,569	425	59	7,935
Asset-backed securities(4)	8,118	155	855	7,418	8,319	150	988	7,481
Commercial mortgage-backed	7,966	628	44	8,550	8,197	573	104	8,666
U.S. Government	7,604	1,742	22	9,324	7,592	1,920	17	9,495
State & Municipal(5)	1,974	332	0	2,306	1,984	293	1	2,276

Total(6)(7)	$198,443	$15,624	$2,664	$211,403	$200,885	$14,749	$4,256	$211,378

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $318 million of gross unrealized gains and $87 million of gross unrealized losses as of March 31, 2012, compared to $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011 on securities classified as held-to-maturity.
(3)	As of March 31, 2012 and December 31, 2011, based on amortized cost, 83% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% and 6%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.

(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(7)	The table above excludes fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2011 to March 31, 2012, was primarily due to tighter credit spreads and changes in foreign exchange rates, partially offset by an increase in domestic interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2012				December 31, 2011
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,453	$1,088	$23	$9,518	$8,325	$1,167	$40	$9,452
Utilities	5,597	831	36	6,392	5,630	907	55	6,482
Services	4,819	571	21	5,369	4,731	578	35	5,274
Finance	3,027	182	35	3,174	3,088	151	74	3,165
Energy	1,847	232	2	2,077	1,806	259	4	2,061
Retail and Wholesale	1,564	231	9	1,786	1,525	255	8	1,772
Transportation	1,329	139	9	1,459	1,347	153	13	1,487
Other	34	6	0	40	49	13	0	62

Total corporate securities	26,670	3,280	135	29,815	26,501	3,483	229	29,755
Asset-backed securities(2)	5,013	61	706	4,368	4,935	56	819	4,172
Commercial mortgage-backed	3,795	172	5	3,962	3,559	158	2	3,715
U.S. Government	4,109	663	24	4,748	4,594	943	0	5,537
Residential mortgage-backed	1,837	115	9	1,943	1,880	125	19	1,986
Foreign government(3)	500	93	3	590	492	86	5	573
State & Municipal	641	106	1	746	679	100	1	778

Total(4)	$42,565	$4,490	$883	$46,172	$42,640	$4,951	$1,075	$46,516

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both March 31, 2012 and December 31, 2011, based on amortized cost, no individual foreign country represented more than 8% of the balance.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2011 to March 31, 2012, was primarily due to an increase in interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, higher unemployment levels, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. Recently there has been significant attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, any significant delays in foreclosure proceedings could result in increased servicing costs which could negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are evaluating our legal options with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	2	0	0	4	474	480	497
2006	8	9	78	29	830	954	1,019
2005	0	11	19	20	268	318	343
2004 & Prior	10	20	63	39	623	755	775

Total collateralized by sub-prime mortgages(1)	20	40	160	92	2,195	2,507	2,634

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	378	0	378	452
Collateralized by auto loans	848	0	0	1	3	852	841
Collateralized by credit cards	511	0	26	177	0	714	761
Collateralized by non-sub-prime mortgages	1,449	104	4	29	13	1,599	1,707
Other asset-backed securities(2)	532	1,263	164	44	65	2,068	1,924

Total asset-backed securities(3)	$3,360	$1,407	$354	$721	$2,276	$8,118	$8,319

(1)	Included within the $2.5 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2012, are $38 million of securities collateralized by second-lien exposures.
(2)	As of March 31, 2012, includes collateralized debt obligations with amortized cost of $141 million and fair value of $143 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(3)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	2	0	0	4	293	299	283
2006	6	6	60	25	555	652	664
2005	0	10	17	16	181	224	238
2004 & Prior	8	18	53	31	433	543	546

Total collateralized by sub-prime mortgages	16	34	130	76	1,462	1,718	1,731

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	396	0	396	471
Collateralized by auto loans	851	0	0	1	3	855	842
Collateralized by credit cards	534	0	26	176	0	736	783
Collateralized by non-sub-prime mortgages	1,519	107	4	27	12	1,669	1,776
Other asset-backed securities(1)	535	1,258	141	45	65	2,044	1,878

Total asset-backed securities(2)	$3,455	$1,399	$301	$721	$1,542	$7,418	$7,481

(1)	As of March 31, 2012, includes collateralized debt obligations with amortized cost of $141 million and fair value of $143 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(2)	Excluded from the tables above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2012, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.634 billion as of December 31, 2011, to $2.507 billion as of March 31, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $794 million as of March 31, 2012, and $906 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of March 31, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2012, based on amortized cost, approximately 62% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.507 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2012, were $510 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	0	20	4	385	416	431
2006	11	85	1	12	835	944	994
2005	9	48	73	12	143	285	296
2004 & Prior	0	7	53	36	460	556	569

Total collateralized by sub-prime mortgages(1)	27	140	147	64	1,823	2,201	2,290

Other asset-backed securities:
Collateralized by credit cards	432	0	15	161	2	610	659
Collateralized by auto loans	744	0	0	0	0	744	739
Externally-managed investments in the European market	0	0	0	210	0	210	199
Collateralized by education loans	23	453	0	0	0	476	485
Other asset-backed securities(2)	359	338	53	1	21	772	563

Total asset-backed securities(3)	$1,585	$931	$215	$436	$1,846	$5,013	$4,935

(1)	Included within the $2.2 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2012, are $5 million of securities collateralized by second-lien exposures.
(2)	As of March 31, 2012, includes collateralized debt obligations with amortized cost of $70 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(3)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	0	16	4	254	281	267
2006	10	73	1	12	511	607	597
2005	8	44	58	11	93	214	216
2004 & Prior	0	7	42	28	338	415	421

Total collateralized by sub-prime mortgages	25	124	117	55	1,196	1,517	1,501

Other asset-backed securities:
Collateralized by credit cards	442	0	14	161	2	619	669
Collateralized by auto loans	746	0	0	0	0	746	739
Externally-managed investments in the European market	0	0	0	242	0	242	233
Collateralized by education loans	22	445	0	0	0	467	474
Other asset-backed securities(1)	364	337	55	2	19	777	556

Total asset-backed securities(2)	$1,599	$906	$186	$460	$1,217	$4,368	$4,172

(1)	As of March 31, 2012, includes collateralized debt obligations with fair value of $71 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(2)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.290 billion as of December 31, 2011, to $2.201 billion as of March 31, 2012, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $685 million as of March 31, 2012, and $789 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 31% as of March 31, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2012, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.201 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2012, were $507 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	March 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$6,967	97.1%	$1,630	88.7%
Collateralized mortgage obligations(2)(3)	208	2.9	207	11.3

Total residential mortgage-backed securities	$7,175	100.0%	$1,837	100.0%

Portion rated AAA(4)	$1,730	24.1%	$0	0.0%
Portion rated AA(4)	$5,237	72.9%	$1,630	88.7%

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,339	97.0%	$1,664	88.5%
Collateralized mortgage obligations(2)(3)	230	3.0	216	11.5

Total residential mortgage-backed securities	$7,569	100.0%	$1,880	100.0%

Portion rated AAA(4)	$1,890	25.0%	$0	0.0%
Portion rated AA(4)	$5,599	74.0%	$1,664	88.5%

(1)	As of March 31, 2012, of these securities, for the Financial Services Businesses, $5.105 billion are supported by U.S. government and $1.862 billion are supported by foreign government. As of December 31, 2011, of these securities, for the Financial Services Businesses, $5.408 billion were supported by the U.S. government and $1.931 billion were supported by foreign government. For the Closed Block Business all of the securities are supported by the U.S. government as of March 31, 2012 and December 31, 2011.
(2)	Includes alternative residential mortgage loans of $37 million and $38 million in the Financial Services Businesses, and $89 million and $93 million in the Closed Block Business, for March 31, 2012 and December 31, 2011, respectively.
(3)	As of March 31, 2012, of these collateralized mortgage obligations, for the Financial Services Businesses, 66% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 27% have below investment grade ratings, and as of December 31, 2011, 68% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 25% have below investment grade ratings. As of March 31, 2012, for the Closed Block Business, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings, and as of December 31, 2011, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings.
(4)	Based on lowest external rating agency rating. In August 2011, S&P downgraded U.S. debt securities from AAA to AA+.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0
2011	0	5	0	0	0	5	5
2010	0	99	0	0	0	99	99
2009	0	117	0	0	0	117	117
2008	167	0	0	4	22	193	197
2007	1,626	34	46	0	2	1,708	1,887
2006	2,933	15	39	0	0	2,987	2,955
2005 & Prior	2,486	224	114	20	13	2,857	2,937

Total commercial mortgage-backed securities(2)(3)(4)	$7,212	$494	$199	$24	$37	$7,966	$8,197

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2012, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available-for-sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of March 31, 2012, are downgraded super senior securities with amortized cost of $55 million in AA and $118 million in A.
(4)	Included in the table above as of March 31, 2012, are agency commercial mortgage-backed securities with amortized cost of $255 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0
2011	0	5	0	0	0	5	5
2010	0	108	0	0	0	108	108
2009	0	128	0	0	0	128	128
2008	184	0	0	4	32	220	206
2007	1,687	38	45	0	15	1,785	1,958
2006	3,214	16	44	0	0	3,274	3,214
2005 & Prior	2,659	223	116	17	15	3,030	3,047

Total commercial mortgage-backed securities(2)(3)	$7,744	$518	$205	$21	$62	$8,550	$8,666

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2012, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Excluded from the table above are available-for-sale commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above as of March 31, 2012, are agency commercial mortgage-backed securities with fair value of $279 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by Non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $12 million in AAA, $0 million in A, $4 million in BBB and $24 million in BB and below as of March 31, 2012, and $13 million in AAA, $4 million in A, $17 million in BBB and $13 million in BB and below as of December 31, 2011.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $901 million in AAA, $146 million in AA, $101 million in A, and $5 million in BBB as of March 31, 2012, and $875 million in AAA, $190 million in AA, $125 million in A, and $5 million in BBB as of December 31, 2011.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	March 31, 2012
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranche)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0	$0
2011	0	0	0	0	0	0	0	0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	167	0	0	0	0	0	0	167
2007	1,616	0	0	0	0	0	10	1,626
2006	1,629	1,292	0	0	0	0	12	2,933
2005 & Prior	554	1,331	0	58	369	170	4	2,486

Total	$3,966	$2,623	$0	$58	$369	$170	$26	$7,212

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$20	$0	$0	$0	$20	$0
2011	41	153	0	0	0	194	53
2010	0	42	0	0	0	42	5
2009	0	62	0	0	0	62	0
2008	3	0	0	0	0	3	3
2007	684	43	28	0	4	759	831
2006	1,017	55	0	0	0	1,072	933
2005 & Prior	1,569	28	37	6	3	1,643	1,734

Total commercial mortgage-backed securities(2)(3)	$3,314	$403	$65	$6	$7	$3,795	$3,559

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2012, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of March 31, 2012, are downgraded super senior securities with amortized cost of $58 million in AA and $53 million in A.
(3)	Included in the table above as of March 31, 2012, are agency commercial mortgage-backed securities with amortized cost of $320 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$20	$0	$0	$0	$20	$0
2011	44	151	0	0	0	195	57
2010	0	42	0	0	0	42	5
2009	0	62	0	0	0	62	0
2008	4	0	0	0	0	4	4
2007	704	42	29	0	13	788	860
2006	1,076	59	0	0	0	1,135	986
2005 & Prior	1,639	28	40	6	3	1,716	1,803

Total commercial mortgage-backed securities(2)	$3,467	$404	$69	$6	$16	$3,962	$3,715

(1)	The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2012, including Standard & Poor’s, Moody’s, Fitch, and Realpoint.
(2)	Included in the table above as of March 31, 2012, are agency commercial mortgage-backed securities with fair value of $318 million, all rated AA.

The following table sets forth the amortized cost our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	March 31, 2012
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0	$0
2011	41	0	0	0	0	0	0	41
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	3	0	0	0	0	0	0	3
2007	684	0	0	0	0	0	0	684
2006	636	373	0	0	0	0	8	1,017
2005 & Prior	811	505	0	0	188	65	0	1,569

Total	$2,175	$878	$0	$0	$188	$65	$8	$3,314

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security-level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality based on NAIC or equivalent rating totaled $9.0 billion, or 5%, of the total fixed maturities as of March 31, 2012, and $9.3 billion, or 5%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 31% and 30% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.7 billion, or 5%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules for residential mortgage-backed securities described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality based on NAIC or equivalent rating totaled $4.1 billion, or 10%, of the total fixed maturities as of March 31, 2012, and $4.4 billion, or 10%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality based on NAIC or equivalent rating represented 48% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2012, and 51% as of December 31, 2011. As of March 31, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $5.3 billion, or 12%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules for residential mortgage-backed securities described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$149,730	$11,909	$991	$160,648	$151,700	$11,143	$1,756	$161,087
2	16,694	1,323	496	17,521	17,017	1,298	797	17,518

Subtotal High or Highest Quality Securities	166,424	13,232	1,487	178,169	168,717	12,441	2,553	178,605
3	3,435	85	387	3,133	3,446	66	574	2,938
4	1,228	53	216	1,065	1,328	34	296	1,066
5	375	10	126	259	443	6	174	275
6	106	16	33	89	219	15	105	129

Subtotal Other Securities(4)	5,144	164	762	4,546	5,436	121	1,149	4,408

Total Public Fixed Maturities	$171,568	$13,396	$2,249	$182,715	$174,153	$12,562	$3,702	$183,013

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2012 and December 31, 2011, 10 securities with amortized cost of $2 million (fair value, $13 million) and 10 securities with amortized cost of $2 million (fair value, $12 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $255 million of gross unrealized gains and $87 million gross unrealized losses as of March 31, 2012, compared to $282 million of gross unrealized gains and $97 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On amortized cost basis, as of March 31, 2012, includes $169 million in emerging market securities and $63 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$20,938	$2,048	$336	$22,650	$21,098	$2,424	$381	$23,141
2	4,582	610	103	5,089	4,638	629	134	5,133

Subtotal High or Highest Quality Securities	25,520	2,658	439	27,739	25,736	3,053	515	28,274
3	1,064	56	95	1,025	1,103	59	82	1,080
4	754	19	201	572	808	14	245	577
5	257	8	86	179	369	5	156	218
6	45	13	8	50	66	10	14	62

Subtotal Other Securities(2)	2,120	96	390	1,826	2,346	88	497	1,937

Total Public Fixed Maturities	$27,640	$2,754	$829	$29,565	$28,082	$3,141	$1,012	$30,211

(1)	Includes, as of March 31, 2012 and December 31, 2011, 12 securities with amortized cost of $15 million (fair value, $18 million) and 11 securities with amortized cost of $11 million (fair value, $13 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2012, includes $156 million in securitized bank loans and $255 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,022	$702	$65	$7,659	$7,018	$730	$84	$7,664
2	15,977	1,303	275	17,005	15,847	1,273	362	16,758

Subtotal High or Highest Quality Securities	22,999	2,005	340	24,664	22,865	2,003	446	24,422
3	2,516	165	40	2,641	2,532	134	43	2,623
4	710	24	9	725	715	14	20	709
5	535	9	24	520	490	5	42	453
6	115	25	2	138	130	31	3	158

Subtotal Other Securities(4)	3,876	223	75	4,024	3,867	184	108	3,943

Total Private Fixed Maturities	$26,875	$2,228	$415	$28,688	$26,732	$2,187	$554	$28,365

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2012 and December 31, 2011, 101 securities with amortized cost of $712 million (fair value, $712 million) and 100 securities with amortized cost of $815 million (fair value, $840 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $63 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2012, compared to $63 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of March 31, 2012, includes $378 million in securitized bank loans and $240 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,791	$614	$6	$4,399	$3,651	$660	$0	$4,311
2	9,156	1,030	18	10,168	8,861	1,069	16	9,914

Subtotal High or Highest Quality Securities	12,947	1,644	24	14,567	12,512	1,729	16	14,225
3	1,037	69	11	1,095	1,061	66	10	1,117
4	625	15	6	634	618	11	16	613
5	228	3	11	220	215	1	18	198
6	88	5	2	91	152	3	3	152

Subtotal Other Securities(2)	1,978	92	30	2,040	2,046	81	47	2,080

Total Private Fixed Maturities	$14,925	$1,736	$54	$16,607	$14,558	$1,810	$63	$16,305

(1)	Includes, as of March 31, 2012 and December 31, 2011, 52 securities with amortized cost of $956 million (fair value, $960 million) and 56 securities with amortized cost of $926 million (fair value, $968 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of March 31, 2012, includes $270 million in securitized bank loans and $266 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$54,700	$4,370	$518	$58,552	$55,051	$3,850	$1,170	$57,731
2	31,238	2,531	694	33,075	31,355	2,487	1,072	32,770

Subtotal High or Highest Quality Securities	85,938	6,901	1,212	91,627	86,406	6,337	2,242	90,501
3	5,469	226	324	5,371	5,379	185	469	5,095
4	1,451	46	67	1,430	1,469	26	109	1,386
5	623	17	28	612	585	9	51	543
6	158	29	7	180	176	35	12	199

Subtotal Other Securities	7,701	318	426	7,593	7,609	255	641	7,223

Total Corporate Fixed Maturities	$93,639	$7,219	$1,638	$99,220	$94,015	$6,592	$2,883	$97,724

(1)	Reflects equivalent ratings for investments of the international insurance operations.

The following table sets forth our corporate securities by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,645	$1,559	$35	$12,169	$10,528	$1,714	$62	$12,180
2	12,986	1,563	42	14,507	12,773	1,631	67	14,337

Subtotal High or Highest Quality Securities	23,631	3,122	77	26,676	23,301	3,345	129	26,517
3	1,679	112	17	1,774	1,747	106	21	1,832
4	929	26	19	936	949	20	41	928
5	305	7	16	296	297	4	26	275
6	126	13	6	133	207	8	12	203

Subtotal Other Securities	3,039	158	58	3,139	3,200	138	100	3,238

Total Corporate Fixed Maturities	$26,670	$3,280	$135	$29,815	$26,501	$3,483	$229	$29,755

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative we sell credit protection on an identified name, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of ten years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $1 million for both the three months ended March 31, 2012 and 2011, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC Designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	March 31, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$1	$745	$3
2	25	0	25	0

Subtotal	315	1	770	3
3 through 6	0	0	0	0

Total(1)	$315	$1	$770	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC Designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Closed Block Business

	March 31, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$5	$0	$50	$0
2	0	0	0	0

Subtotal	5	0	50	0
3 through 6	0	0	0	0

Total(1)	$5	$0	$50	$0

(1)	Excludes embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of March 31, 2012 and December 31, 2011, the Financial Services Businesses had $1.524 billion and $1.598 billion of outstanding notional amounts, reported at fair value as a liability of $25 million and an asset of $2 million, respectively. As of March 31, 2012 and December 31, 2011, the Closed Block Business had $366 million and $381 million of outstanding notional amounts, reported at fair value as a liability of $8 million and an asset of less than $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $10 million and $11 million for the three months ended March 31, 2012 and 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$496	$209	$1,371	$349
Three months or greater but less than six months	116	36	1,667	399
Six months or greater but less than nine months	530	136	864	309
Nine months or greater but less than twelve months	699	206	745	193
Greater than twelve months	3,347	1,020	3,809	1,392

Total	$5,188	$1,607	$8,456	$2,642

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to foreign currency exchange rate movements, general credit spread widening in the structured credit marketplace and liquidity discounts as of March 31, 2012 and December 31, 2011. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more were $1.607 billion as of March 31, 2012, and includes $733 million relating to asset-backed securities collateralized by sub-prime mortgages. Also included in gross unrealized losses were $51 million on securities with amortized cost of $81 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which, $2 million was included in the less than three months timeframe, $3 million was included in the three months or greater but less than six months timeframe, $14 million was included in the six months or greater but less than nine months timeframe, $1 million was included in the nine months or greater but less than twelve months timeframe, and $31 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$4	$1	$122	$33
Three months or greater but less than six months	47	10	353	90
Six months or greater but less than nine months	219	56	179	55
Nine months or greater but less than twelve months	157	46	122	34
Greater than twelve months	1,328	551	1,263	605

Total	$1,755	$664	$2,039	$817

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to foreign currency exchange rate movements, general credit spread widening in the structured credit marketplace and liquidity discounts as of March 31, 2012 and December 31, 2011. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more were $664 million as of March 31, 2012, and includes $619 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of March 31, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At March 31, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Fixed maturity securities classified as held-to-maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available-for-sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held-to-maturity securities and all available-for-sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following:

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $82 million and $79 million for the three months ended March 31, 2012 and 2011, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2012 and 2011, were $20 million and $31 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $30 million and $25 million for the three months ended March 31, 2012 and 2011, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2012 and 2011, were $19 million and $18 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$567	$567	$951	$951
Fixed maturities:
Corporate securities	10,890	11,676	10,297	11,036
Commercial mortgage-backed securities	2,038	2,147	2,157	2,247
Residential mortgage-backed securities	1,821	1,876	1,786	1,844
Asset-backed securities	1,423	1,308	1,504	1,367
Foreign government bonds	637	657	644	655
U.S. government authorities and agencies and obligations of U.S. states	411	449	440	470

Total fixed maturities	17,220	18,113	16,828	17,619
Equity securities	977	999	1,050	911

Total trading account assets supporting insurance liabilities	$18,764	$19,679	$18,829	$19,481

As a percentage of amortized cost, 74% and 75% of the portfolio was publicly traded as of March 31, 2012 and December 31, 2011, respectively. As of both March 31, 2012 and December 31, 2011, 92% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2012, $1.707 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, and 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $82 million secured by “ALT-A” mortgages, represented the remaining $113 million of residential mortgage-backed securities, of which 80% have credit ratings of A or better and 20% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

The following table sets forth the composition by industry category of the corporate securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Manufacturing	$3,344	$3,635	$3,119	$3,401
Utilities	1,856	2,036	1,819	1,996
Services	2,054	2,194	1,959	2,088
Finance	1,903	1,944	1,711	1,720
Energy	675	742	656	726
Transportation	573	607	565	599
Retail and Wholesale	470	503	452	490
Other	15	15	16	16

Total Corporate Securities	$10,890	$11,676	$10,297	$11,036

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	119	119	120
2006	0	0	0	1	75	76	80
2005	0	0	0	0	33	33	35
2004 & Prior	0	7	4	1	50	62	65

Total collateralized by sub-prime mortgages	0	7	4	2	277	290	300
Other asset-backed securities:
Collateralized by auto loans	272	0	0	18	0	290	292
Collateralized by credit cards	284	0	0	39	0	323	449
Other asset-backed securities	272	205	20	20	3	520	463

Total asset-backed securities	$828	$212	$24	$79	$280	$1,423	$1,504

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	50	50	42
2006	0	0	0	1	44	45	46
2005	0	0	0	0	24	24	25
2004 & Prior	0	7	4	1	32	44	44

Total collateralized by sub-prime mortgages(1)	0	7	4	2	150	163	157
Other asset-backed securities:
Collateralized by auto loans	273	0	0	19	0	292	293
Collateralized by credit cards	296	0	0	39	0	335	461
Other asset-backed securities(2)	274	204	20	15	5	518	456

Total asset-backed securities	$843	$211	$24	$75	$155	$1,308	$1,367

(1)	Included within the $163 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of March 31, 2012, are less than $1 million of securities collateralized by second-lien exposures.
(2)	As of March 31, 2012, includes collateralized debt obligations with fair value of $18 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by timeshares, education loans, equipment leases and franchises.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0
2011	16	10	0	0	0	26	26
2010	0	103	0	0	0	103	103
2009	0	5	0	0	0	5	4
2008	30	0	0	0	0	30	30
2007	174	0	0	0	0	174	195
2006	612	0	0	0	0	612	631
2005 & Prior	1,034	4	22	17	11	1,088	1,168

Total commercial mortgage-backed securities(1)	$1,866	$122	$22	$17	$11	$2,038	$2,157

(1)	Included in the table above as of March 31, 2012, are downgraded super senior securities with amortized cost of $53 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	March 31, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$0	$0	$0	$0	$0	$0	$0
2011	17	11	0	0	0	28	28
2010	0	109	0	0	0	109	111
2009	0	5	0	0	0	5	5
2008	31	0	0	0	0	31	31
2007	179	0	0	0	0	179	198
2006	654	0	0	0	0	654	662
2005 & Prior	1,094	5	20	13	9	1,141	1,212

Total commercial mortgage-backed securities	$1,975	$130	$20	$13	$9	$2,147	$2,247

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$9,208	$509	$55	$9,662	$8,892	$472	$92	$9,272
2	2,534	234	13	2,755	2,560	217	15	2,762

Subtotal High or Highest Quality Securities	11,742	743	68	12,417	11,452	689	107	12,034
3	256	10	10	256	283	11	9	285
4	150	4	41	113	163	2	49	116
5	62	1	25	38	77	1	33	45
6	86	0	50	36	82	0	50	32

Subtotal Other Securities	554	15	126	443	605	14	141	478

Total Public Fixed Maturities	$12,296	$758	$194	$12,860	$12,057	$703	$248	$12,512

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	March 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
				(in millions)
1	$880	$68	$11	$937	$828	$74	$10	$892
2	3,196	254	11	3,439	3,143	262	13	3,392

Subtotal High or Highest Quality Securities	4,076	322	22	4,376	3,971	336	23	4,284
3	583	36	3	616	588	33	2	619
4	130	4	2	132	123	3	5	121
5	122	3	1	124	76	0	4	72
6	13	0	8	5	13	0	2	11

Subtotal Other Securities	848	43	14	877	800	36	13	823

Total Private Fixed Maturities	$4,924	$365	$36	$5,253	$4,771	$372	$36	$5,107

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	March 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$3	$3	$0	$0	$4	$4	$0	$0
Fixed maturities:
Corporate securities	104	103	110	122	116	104	110	119
Commercial mortgage-backed	143	108	0	0	155	111	0	0
Residential mortgage-backed	174	100	0	0	186	96	0	0
Asset-backed securities	403	365	66	67	598	551	69	70
Foreign government	45	45	0	0	46	46	0	0
U.S. government	4	4	0	0	4	4	0	0

Total fixed maturities	873	725	176	189	1,105	912	179	189
Equity securities(1)	1,136	1,140	126	132	1,226	1,177	133	128
Other	12	12	0	0	11	11	0	0

Total other trading account assets	$2,024	$1,880	$302	$321	$2,346	$2,104	$312	$317

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

As of March 31, 2012, on an amortized cost basis 84% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 11% have BBB and the remaining 5% have BB and below credit ratings. As of March 31, 2012, on an amortized cost basis 46% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 54% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of both March 31, 2012 and December 31, 2011, we held approximately 10% of our general account investments in commercial mortgage and other loans. This percentage is net of a $302 million and $310 million allowance for losses as of March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$22,440	$9,476	$21,988	$9,100
Uncollateralized loans	2,041	0	2,236	0
Residential property loans	934	1	1,033	0
Other collateralized loans	59	0	66	0

Total commercial mortgage and other loans(1)	$25,474	$9,477	$25,323	$9,100

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $57 million and $63 million of collateralized consumer loans as of March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,151	31.9%	$3,242	34.2%	$7,136	32.5%	$3,118	34.3%
South Atlantic	4,765	21.2	1,962	20.7	4,568	20.8	1,868	20.5
Middle Atlantic	3,334	14.9	2,131	22.5	3,221	14.6	2,109	23.2
West South Central	1,892	8.4	693	7.3	1,858	8.4	688	7.6
East North Central	1,726	7.7	473	5.0	1,579	7.2	336	3.7
Mountain	1,175	5.2	354	3.8	1,181	5.4	356	3.9
New England	605	2.7	256	2.7	637	2.9	257	2.8
West North Central	567	2.5	183	1.9	576	2.6	185	2.0
East South Central	334	1.5	151	1.6	307	1.4	152	1.7

Subtotal-U.S.	21,549	96.0	9,445	99.7	21,063	95.8	9,069	99.7
Asia	487	2.2	0	0.0	519	2.4	0	0.0
Other	404	1.8	31	0.3	406	1.8	31	0.3

Total commercial and agricultural mortgage loans	$22,440	100.0%	$9,476	100.0%	$21,988	100.0%	$9,100	100.0%

	March 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,276	23.5%	$1,768	18.7%	$5,234	23.8%	$1,804	19.8%
Retail	5,127	22.8	2,476	26.1	4,988	22.7	2,207	24.2
Office	4,089	18.2	2,295	24.2	4,043	18.4	2,216	24.4
Apartments/Multi-Family	3,317	14.8	1,249	13.2	3,263	14.8	1,254	13.8
Other	2,078	9.3	549	5.8	2,079	9.5	517	5.7
Agricultural properties	1,435	6.4	713	7.5	1,363	6.2	674	7.4
Hospitality	1,118	5.0	426	4.5	1,018	4.6	428	4.7

Total commercial and agricultural mortgage loans	$22,440	100.0%	$9,476	100.0%	$21,988	100.0%	$9,100	100.0%

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

As of March 31, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.90 times, and a weighted average loan-to-value ratio of 58%. As of March 31, 2012, approximately 98% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of March 31, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.90 times and a weighted average loan-to-value ratio of 55%. As of March 31, 2012, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2012, the weighted average debt service coverage ratio was 2.03 times and the weighted average loan-to-value ratio was 59%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.5 billion of such loans as of both March 31, 2012 and December 31, 2011, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.2 billion of such loans as of both March 31, 2012 and December 31, 2011. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2012, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.”

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$3,467	$1,033	$1,129	$703	$331	$76	$6,739
50%-59.99%	1,555	723	1,023	412	218	74	4,005
60%-69.99%	2,277	763	1,591	1,520	352	133	6,636
70%-79.99%	524	202	621	1,312	761	33	3,453
80%-89.99%	19	0	55	277	208	340	899
90%-100%	0	0	0	0	132	174	306
Greater than 100%	0	0	35	17	40	310	402

Total commercial and agricultural mortgage loans	$7,842	$2,721	$4,454	$4,241	$2,042	$1,140	$22,440

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	March 31, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to <1.8x	1.2x to <1.5x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,853	$437	$514	$381	$176	$55	$3,416
50%-59.99%	577	388	369	283	145	34	1,796
60%-69.99%	752	292	964	561	183	24	2,776
70%-79.99%	111	65	164	298	505	74	1,217
80%-89.99%	0	0	18	67	34	65	184
90%-100%	0	0	0	0	0	50	50
Greater than 100%	0	0	0	5	2	30	37

Total commercial and agricultural mortgage loans	$3,293	$1,182	$2,029	$1,595	$1,045	$332	$9,476

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of March 31, 2012.

	March 31, 2012
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2012	$887	4.0%	$522	5.5%
2011	4,908	21.9	1,464	15.4
2010	3,219	14.3	1,082	11.4
2009	1,504	6.7	488	5.2
2008	2,826	12.6	1,116	11.8
2007 & prior	9,096	40.5	4,804	50.7

Total commercial and agricultural mortgage loans	$22,440	100.0%	$9,476	100.0%

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

Commercial Mortgage and Other Loans—Financial Services Businesses

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,276	$0	$0	$0	$0	$0	$5,276
Retail	5,122	0	0	0	5	5	5,127
Office	4,084	5	0	0	0	5	4,089
Apartments/Multi-Family	3,299	0	0	0	18	18	3,317
Hospitality	1,118	0	0	0	0	0	1,118
Other	2,067	5	0	0	6	11	2,078

Total commercial mortgage loans	20,966	10	0	0	29	39	21,005

Agricultural property loans	1,405	0	0	0	30	30	1,435
Residential property loans	897	16	5	0	16	37	934
Other collateralized loans	59	0	0	0	0	0	59
Uncollateralized loans	2,041	0	0	0	0	0	2,041

Total	$25,368	$26	$5	$0	$75	$106	$25,474

Commercial Mortgage and Other Loans—Closed Block Business

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,768	$0	$0	$0	$0	$0	$1,768
Retail	2,476	0	0	0	0	0	2,476
Office	2,295	0	0	0	0	0	2,295
Apartments/Multi-Family	1,249	0	0	0	0	0	1,249
Hospitality	426	0	0	0	0	0	426
Other	549	0	0	0	0	0	549

Total commercial mortgage loans	8,763	0	0	0	0	0	8,763

Agricultural property loans	713	0	0	0	0	0	713
Residential property loans	1	0	0	0	0	0	1
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,477	$0	$0	$0	$0	$0	$9,477

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,234	$0	$0	$0	$0	$0	$5,234
Retail	4,983	0	0	0	5	5	4,988
Office	4,022	5	0	0	16	21	4,043
Apartments/Multi-Family	3,217	0	0	0	46	46	3,263
Hospitality	1,018	0	0	0	0	0	1,018
Other	2,029	13	10	0	27	50	2,079

Total commercial mortgage loans	20,503	18	10	0	94	122	20,625

Agricultural property loans	1,331	1	1	0	30	32	1,363
Residential property loans	987	22	6	0	18	46	1,033
Other collateralized loans	66	0	0	0	0	0	66
Uncollateralized loans	2,236	0	0	0	0	0	2,236

Total	$25,123	$41	$17	$0	$142	$200	$25,323

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,802	$0	$2	$0	$0	$2	$1,804
Retail	2,207	0	0	0	0	0	2,207
Office	2,216	0	0	0	0	0	2,216
Apartments/Multi-Family	1,254	0	0	0	0	0	1,254
Hospitality	428	0	0	0	0	0	428
Other	517	0	0	0	0	0	517

Total commercial mortgage loans	8,424	0	2	0	0	2	8,426

Agricultural property loans	674	0	0	0	0	0	674
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,098	$0	$2	$0	$0	$2	$9,100

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
		(in millions)
Allowance, beginning of year	$250	$60	$333	$102
Addition to/(release of) allowance for losses	(2)	(1)	(71)	(34)
Charge-offs, net of recoveries	(3)	0	(15)	(8)
Change in foreign exchange	(2)	0	3	0

Allowance, end of period	$243	$59	$250	$60

As of March 31, 2012, the $243 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $86 million related to loan specific reserves and $157 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $250 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $91 million related to loan specific reserves and $159 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of March 31, 2012, the $59 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $4 million related to loan specific reserves and $55 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $60 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $2 million related to loan specific reserves and $58 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Financial Services Businesses

	March 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$1	$1	$0	$2	$1	$1	$0	$2
Mutual fund common stocks(1)	1,743	477	0	2,220	1,708	428	2	2,134
Other common stocks	2,223	138	46	2,315	2,400	75	272	2,203

Total public equity	3,967	616	46	4,537	4,109	504	274	4,339

Private Equity
Non-redeemable preferred stocks	17	1	0	18	18	0	1	17
Common stock	44	18	1	61	28	17	0	45

Total private equity(2)	61	19	1	79	46	17	1	62

Total equity	$4,028	$635	$47	$4,616	$4,155	$521	$275	$4,401

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

Equity Securities—Closed Block Business

	March 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$2	$0	$0	$2	$2	$0	$0	$2
Common stock	2,653	780	47	3,386	2,746	538	173	3,111

Total public equity	2,655	780	47	3,388	2,748	538	173	3,113

Private Equity
Non-redeemable preferred stocks	8	1	0	9	9	0	0	9
Common stock	0	0	0	0	0	0	0	0

Total private equity	8	1	0	9	9	0	0	9

Total equity	$2,663	$781	$47	$3,397 $	2,757	$538	$173	$3,122

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$168	$4	$508	$31
Three months or greater but less than six months	167	9	551	54
Six months or greater but less than nine months	311	25	191	24
Nine months or greater but less than twelve months	86	4	193	35
Greater than twelve months	0	0	0	0

Total	$732	$42	$1,443	$144

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$4	$1	$243	$63
Three months or greater but less than six months	4	2	172	60
Six months or greater but less than nine months	5	2	20	8
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$13	$5	$435	$131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily concentrated in the other, manufacturing, and finance sectors as of March 31, 2012 and December 31, 2011. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $5 million as of March 31, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$265	$11	$377	$23
Three months or greater but less than six months	46	4	287	28
Six months or greater but less than nine months	61	5	151	14
Nine months or greater but less than twelve months	76	8	18	3
Greater than twelve months	0	0	0	0

Total	$448	$28	$833	$68

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	March 31, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$21	$5	$164	$43
Three months or greater but less than six months	21	6	166	59
Six months or greater but less than nine months	23	8	8	3
Nine months or greater but less than twelve months	1	0	0	0
Greater than twelve months	0	0	0	0

Total	$66	$19	$338	$105

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of March 31, 2012, were primarily concentrated in the manufacturing, public utilities, and finance sectors compared to December 31, 2011, where the gross unrealized losses were primarily concentrated in the manufacturing and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $19 million as of March 31, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $48 million and $13 million for the three months ended March 31, 2012 and 2011, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $9 million for the three months ended March 31, 2012 and 2011, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$357	$450	$360	$413
Non-real estate-related	1,719	1,349	1,733	1,284
Real estate held through direct ownership(1)	1,474	11	1,956	10
Other(2)	631	154	432	283

Total other long-term investments	$4,181	$1,964	$4,481	$1,990

(1)	Primarily includes investment in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$1,935	$2,026
Private, available-for-sale, at fair value	87	82
Other trading account assets, at fair value	2,980	3,124
Equity securities, available-for-sale, at fair value	13	12
Commercial mortgage and other loans, at book value(1)	974	1,318
Other long-term investments	1,336	1,349
Short-term investments	1,850	2,984

Total investments	$9,175	$10,895

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	March 31, 2012
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
	AAA	AA	A	BBB	BB and below
				(in millions)
Industry(1)
Residential mortgage-backed	$0	$924	$0	$6	$10	$940	$985
Asset-backed securities	212	44	1	18	21	296	312
Commercial mortgage-backed	126	44	0	15	6	191	197
Corporate securities	28	58	214	130	4	434	469
U.S. government	0	51	0	0	0	51	57
State & municipal	0	0	1	0	0	1	1
Foreign government	1	0	0	0	0	1	1

Total	$367	$1,121	$216	$169	$41	$1,914	$2,022

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

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

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of March 31, 2012, all of which have AAA credit ratings. An additional $25 million of asset-backed securities held outside the general account as of March 31, 2012, are classified as other trading account assets, and all have AAA credit ratings.

Commercial Mortgage and Other Loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. We also originate shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease-up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. The following table sets forth information regarding the interim loan portfolio held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2012	December 31, 2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$599	$648
Allowance for credit or valuation-related losses	$40	$44
Weighted average loan-to-value ratio(1)	96%	93%
Weighted average debt service coverage ratio(1)	1.45	1.52

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of March 31, 2012, we also hold $44 million of commercial real estate held for sale related to foreclosed interim loans, which is reported in “Other long-term investments.” The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios.

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

On April 3, 2012, the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, published a final rule setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final rule made few changes to the proposed rule on this subject issued in October 2011. See “Business—Regulation” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, as well as the criteria to be used to determine a Covered Company.

Sale of Asset-Backed Notes

On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1 billion aggregate principal amount of 2.997% notes with a final maturity of September 30, 2015. The notes are secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to its scheduled payment date. The deposit of the residential mortgage-backed securities into the trust by Prudential Insurance is not expected to result in recognition of a gain or loss on the securities, or de-recognition of the securities from the balance sheet, under statutory accounting principles or U.S. GAAP but is consistent with Prudential Insurance’s overall tax planning strategies to monetize statutory deferred tax assets.

Termination of Existing Replacement Capital Covenants and Execution of New Replacement Capital Covenant

On April 11, 2012, we terminated the replacement capital covenants that were entered into in 2008 in connection with our issuance of $600 million of 8.875% fixed-to-floating rate junior subordinated notes and $920 million of 9.0% junior subordinated notes. We received the consent of holders of a majority in principal amount of our 6.625% medium-term notes due 2037, as was required for the termination of the replacement capital covenants. We also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. The new replacement capital covenant was entered into for the benefit of the holders of our 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless we have received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, the terms of the new replacement capital covenant will not apply in certain instances, including (i) if Standard & Poor’s upgrades our corporate credit rating by at least one notch above “A” or (ii) if we repurchase or redeem up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

Liquidity and Capital Resources of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and interest income from its subsidiaries, and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets and the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing our debt, operating expenses, capital contributions and obligations to subsidiaries, and the payment of declared shareholder dividends, as well as repurchases of outstanding shares of Common Stock if executed under Board authority.

As of March 31, 2012, Prudential Financial had cash and short-term investments of $4,135 million, a decrease of $809 million from December 31, 2011. Included in the cash and short-term investments of Prudential Financial is $1,164 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Short-term investments of $956 million primarily consist of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Three Months Ended March 31, 2012
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$239
Proceeds from fixed maturity securities	189
Proceeds from stock-based compensation and exercise of stock options	120
Net proceeds under external financing agreement(2)	55
Repayment of funding agreements from Prudential Insurance	21
Other, net	172

Total sources	796

Uses:
Net payments under intercompany loan agreements(3)	872
Payment of income taxes	263
Share repurchases	225
Capital contributions to subsidiaries(4)	159
Shareholder dividends	44
Repayment of retail medium-term notes	28
Repayments of short term debt, net of issuances	14

Total uses	1,605

Net decrease in cash and short-term investments	$809

(1)	Includes dividends and/or returns of capital of $146 million from asset management subsidiaries, $85 million from international insurance subsidiaries and $8 million from other subsidiaries.
(2)	Represents payments under the transitional financing arrangements provided in connection with the sale of the real estate brokerage franchise and relocation business.
(3)	Includes an increase of $894 million in net borrowings in our intercompany liquidity account and net borrowings of $132 million by Pruco Reinsurance Ltd, partially offset by net repayments of $153 million by asset management subsidiaries.
(4)	Includes capital contributions of $129 million to Pruco Reinsurance Ltd, $23 million to international insurance and investment subsidiaries and $7 million to asset management subsidiaries.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of March 31, 2012, 23.8 million shares of our common stock were repurchased under this authorization at a total cost of $1,250 million, of which 4 million shares were repurchased in the first quarter of 2012 at a total cost of $250 million. The timing and amount of any additional share repurchases will be determined by management based on market conditions and other considerations. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Currently, some of our ratings are below these targets. For a description of material rating actions that have occurred from the beginning of 2012 through the date of this filing and a discussion of the potential impacts of ratings downgrades, see “—Ratings.”

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2011, Prudential Insurance’s unassigned surplus was $5,070 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,184 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2011, was $8,160 million and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2011, was $584 million. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. In April 2012, Prudential Insurance notified the Department of its intent to pay an ordinary dividend of $316 million and requested the prior approval of the Department for the payment of an additional “extraordinary” dividend of $284 million. There is no assurance that the Department will approve the extraordinary dividend.

With respect to The Prudential Life Insurance Company Ltd., or POJ, and Gibraltar Life, Japan insurance law provides that common stock dividends may be paid up to 100% of prior fiscal year statutory earnings, after certain reserving thresholds are met including providing for policyholder dividends. POJ and Gibraltar must give prior notification to the Financial Services Agency, or FSA, of intent to pay any dividend or distribution. Also, dividends in excess of prior fiscal year earnings and other forms of capital distribution require prior approval of the FSA. Although Gibraltar is able to pay common stock dividends to Prudential Financial, subject to legal and regulatory restrictions, we do not anticipate receiving common stock dividends for several years as Gibraltar may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. In addition to regulatory restrictions, the payment of dividends by any of our insurance subsidiaries is subject to declaration by their Board of Directors and could be impacted by market conditions and other factors.

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

Alternative Sources of Liquidity

Prudential Financial maintains an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its affiliates on a daily basis. Depending on the overall availability of cash, Prudential Financial invests excess cash on a short-term basis or borrows funds in the capital markets. Additional longer term liquidity is available through inter-affiliate borrowing arrangements. Prudential Financial and certain of its subsidiaries also have access to the alternative sources of liquidity described below.

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

The following table sets forth Prudential Financial’s and Prudential Funding’s outstanding commercial paper borrowings as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Prudential Financial	$283	$296
Prudential Funding	1,023	870

Total outstanding commercial paper borrowings(1)(2)	$1,306	$1,166

Portion of above borrowings that were due overnight	$275	$545
Weighted average maturity of outstanding commercial paper, in days	26	21

(1)	The daily average commercial paper outstanding under these programs for the three months ended March 31, 2012 and 2011 was $1,276 million and $1,309 million, respectively.
(2)	The weighted average interest rate on borrowings for the three months ended March 31, 2012, and 2011 was 0.41% and 044%, respectively, for Prudential Financial and 0.16% and 0.27%, respectively, for Prudential Funding.

Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, in order to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of four years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. See “—Realized Investment Gains and Losses and General Account Investments—General Account Investments—Fixed Maturity Securities” for a further discussion of our asset-backed securities collateralized by sub-prime holdings, including details regarding those securities held in our enhanced short-term portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

	March 31, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,806	$3,394	$7,200	$3,118	$3,100	$6,218
Cash collateral for loaned securities	2,226	724	2,950	2,254	719	2,973
Securities sold but not yet purchased	5	0	5	5	0	5

Total(1)	$6,037	$4,118	$10,155	$5,377	$3,819	$9,196

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$4,347	$1,668	$6,015	$3,438	$2,012	$5,450
Weighted average maturity, in days(2)	111	54		62	72

(1)	The daily weighted average outstanding for the three months ended March 31, 2012 and 2011 was $5,714 million and $4,153 million, respectively, for the Financial Services Businesses and $4,171 million and $3,955 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

In addition, as of March 31, 2012, our Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $454 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of March 31, 2012, our domestic insurance entities had assets eligible for the securities lending program of $80.2 billion, of which $9.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2012, we believe approximately $27.8 billion of the remaining eligible assets are readily lendable, of which approximately $19.1 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

As referenced above, these programs are primarily limited to securities in demand that can be loaned at relatively low financing rates. As such, we believe there is unused capacity available through these programs. Holdings of cash and cash equivalent investments in these short-term spread portfolios allow for further flexibility in sizing the portfolio to better match available financing. Current conditions in both the financing and investment markets are continuously monitored in order to appropriately manage the cost of funds, investment spreads, asset/liability duration matching and liquidity.

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2011, the 5% limitation equates to a maximum amount of pledged assets of $7.7 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.3 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2012, we had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $924 million, of which $199 million matures in December 2012 and $725 million matures in 2015, and collateralized funding agreements of $1.5 billion with maturities ranging from 2013 through 2018. Proceeds from the collateralized advances were used to support the operating needs of our businesses, and $274 million was used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.5 billion as of March 31, 2012.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of March 31, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

In December 2011, we entered into a $2 billion five-year credit facility with 19 financial institutions that has Prudential Financial as borrower and a new $1.75 billion three-year credit facility with 23 financial institutions that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of March 31, 2012 or as of the date of this filing.

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

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on our credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. Under the applicable credit agreements, the required minimum level of consolidated net worth was reduced automatically from a prior level of $21.25 billion following our retrospective application of amended authoritative guidance regarding the deferral of costs relating to the acquisition of new or renewal insurance contracts and the resulting reduction in the total U.S. GAAP equity attributable to the Financial Services Businesses.

As of March 31, 2012, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing the liquidity of our domestic insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,873	46%	$38,896	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	22,294	27	22,211	27
At market value	2,323	3	2,208	3
At contract value, less surrender charge of 5% or more	1,927	2	2,036	2

Subtotal	64,417	78	65,351	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,699	22	17,760	21

Total annuity reserves and deposit liabilities	$82,116	100%	$83,111	100%

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. As part of our management process, we consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

The following table sets forth our domestic insurance operations portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in billions)
Cash and short-term investments	$7.6	$6.6
Fixed maturity investments:
High or highest quality	124.1	124.6
Other than high or highest quality	10.6	10.3

Subtotal fixed maturity investments	134.7	134.9
Public equity securities	3.7	3.3

Total	$146.0	$144.8

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. Additionally, we believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. However, payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing, and financing activities, respectively, in our financial statements. Instead of selling investments at depressed market prices externally, in order to preserve economic value (including tax attributes), we may also sell investments from one subsidiary to another at fair market value or transfer investments internally between businesses within the same subsidiary, subject to applicable regulatory constraints. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of

491% as of December 31, 2011. The RBC ratio is an annual calculation; however based upon March 31, 2012 amounts, we estimate that the RBC ratios for Prudential Insurance and other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefits hedging program, we purchase interest rate derivatives and equity options and futures to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. Through our Capital Protection Framework, we have access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs. The capital consequences associated with our decision to temporarily hedge to an amount that differs from our hedge target definition have been factored into our Capital Protection Framework. For the three months ended March 31, 2012, and 2011, “Realized investment gains (losses), net, and related adjustments” within Corporate and Other operations includes pre-tax gains of $582 million and $55 million, respectively, resulting from our decision to temporarily hedge to a different target and the change in interest rates during the respective periods. For a full discussion our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Reinsurance reserves credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance reserves credit requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance reserves credit requirements would allow assets to be removed from the statutory reserve credit trusts. Higher equity markets and interest rates in the first quarter of 2012 led to a decrease in our need to fund the captive reinsurance trusts by an amount of $424 million.

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

In connection with the new Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under a letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under a letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth, relating to the Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. Consistent with our revolving credit facilities, as described above under “Credit Facilities,” this required minimum level of consolidated net worth for the Financial Services Businesses was reduced automatically following our adoption of amended accounting guidance regarding the deferral of insurance acquisition costs.

International Insurance Subsidiaries

In our international insurance operations, liquidity is provided through operating cash flows from ongoing operations as well as portfolios of liquid assets. In managing the liquidity, and the interest rate and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios. We also consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

The following table sets forth our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2012				December 31, 2011
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total
	(in billions)
Cash and short-term investments	$0.9	$4.0	$0.1	$5.0	$5.4
Fixed maturity investments:
High or highest quality(3)	28.0	83.3	9.5	120.8	120.6
Other than high or highest quality	0.4	1.8	0.1	2.3	2.0

Subtotal	28.4	85.1	9.6	123.1	122.6
Public equity securities	1.0	2.2	0.3	3.5	3.4

Total	$30.3	$91.3	$10.0	$131.6	$131.4

(1)	Includes Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $120.8 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of March 31, 2012, $80 billion, or 66%, were invested in government or government agency bonds.

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

	March 31, 2012	December 31, 2011
	(in billions)
Prudential of Japan(1)	$35.5	$36.6
Gibraltar Life	95.2	96.6
All other international insurance subsidiaries(2)	9.0	8.6

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$139.7	$141.8

(1)	As of March 31, 2012 and December 31, 2011, $4.8 billion and $4.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar-denominated assets.
(2)	Represents our international insurance operations, excluding Japan.

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal without a market value adjustment as of March 31, 2012 and December 31, 2011. Additionally, we believe that the individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that revised risk charges for certain assets and changed the manner in which an insurance company’s core capital is calculated. These changes will be effective for the fiscal year ended March 31, 2012. We expect that fiscal year-end solvency margins for our Japanese insurance subsidiaries under the new method will continue to satisfy regulatory and other requirements and will not negatively impact our competitive positioning. The March 31, 2012 solvency margin ratio for Gibraltar will also reflect the merger of Star, Edison, and Gibraltar Life, which was effective January 1, 2012. We believe the solvency margin ratio of the merged entity will continue to be in excess of our solvency margin targets. The table below presents the solvency margins of our Japanese insurance subsidiaries under both the old and new method as of December 31, 2011.

	December 31, 2011
	“New Method”	“Old Method”
Prudential of Japan	819%	1,222%
Gibraltar Life	602%	1,040%
Star	1,100%	1,892%
Edison	832%	1,457%
Prudential Gibraltar	869%	978%

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar-denominated investments held on the books of these yen-based entities. A portion of these U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2012, Prudential Financial funded $1 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of March 31, 2012, the market value of the internal hedges was a liability of $580 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of March 31, 2012, the $580 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years, and would require additional liquidity and capital to fund contributions from Prudential Financial to our subsidiaries. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher capital and liquidity needs to fund the net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge most of the foreign-denominated future income of our foreign subsidiaries and the equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2012, Prudential

Financial paid $30 million of net cash flows for international insurance-related external hedge settlements. As of March 31, 2012, the net liability related to external foreign currency hedges was $220 million. A significant appreciation in yen and other foreign currencies could result in net cash outflows in excess of our liability.

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

In April 2009, our commercial mortgage origination and servicing business received approval to participate in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is presently $150 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of March 31, 2012.

Certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, Prudential Insurance, on behalf of these separate accounts, may contractually agree to various funding commitments which may include, among other things, commitments to purchase real estate, to invest in real estate partnerships (both existing and to-be-formed) to acquire or develop real estate, and/or to fund additional construction or other expenditures on previously-acquired real estate investments. Certain commitments to purchase real estate are contingent on the developer’s development of the property according to plans and specifications outlined in a pre-sale agreement or the completed property achieving a certain level of leasing. These contractual commitments are typically entered into by Prudential Insurance on behalf of the particular separate account. Real estate investments that are acquired for a separate account are titled either in the name of Prudential Insurance or an LLC subsidiary specifically formed to hold title. In the majority of cases, the commitments specify that Prudential Insurance’s recourse liability for the obligation is limited to the assets of the separate account.

At March 31, 2012 and December 31, 2011, total outstanding purchase commitments related to such separate account activity were $3.1 billion and $3.4 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last three months was primarily driven by the satisfaction of outstanding debt commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of March 31, 2012. Off-balance sheet commitments include capital commitments and commitments with respect to properties that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied conditions to funding of the commitments.

	Contractual Maturity Date
	Remaining 2012	2013	After 2013	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$55	$110	$0	$165
Recourse limited to assets of separate accounts	483	216	0	699

Total Off-Balance Sheet Commitments	538	326	0	864

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	510	64	17	591
Recourse limited to assets of separate accounts	899	481	220	1,600

Total On-Balance Sheet Commitments	1,409	545	237	2,191

Total Commitments	$1,947	$871	$237	$3,055

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.8 billion. As of March 31, 2012, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of March 31, 2012, these separate account portfolios had combined gross and net asset values of $28 billion and $18 billion, respectively.

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

As of March 31, 2012 and December 31, 2011, our asset management subsidiaries had cash and cash equivalents and short-term investments of $0.9 billion and $1.3 billion, respectively.

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

As of March 31, 2012 and December 31, 2011, total short- and long-term debt of the Company on a consolidated basis was $28.0 billion and $27.0 billion, respectively, which as shown below, includes $18.5 billion and $18.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$283	$296
Current portion of long-term debt	2,039	956

Total general obligation short-term debt	2,322	1,252

General obligation long-term debt:
Senior debt	12,146	13,236
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,523	2,545

Total general obligation long-term debt	16,188	17,300

Total borrowings	$18,510	$18,552

The following table presents, as of March 31, 2012, contractual maturities of Prudential Financial’s general obligation long-term debt.

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium- Term Notes
	(in millions)
2013	$491	$0	$146
2014	1,473	0	80
2015	2,148	0	81
2016	750	0	26
2017 and thereafter	7,284	1,519	2,190

Total	$12,146	$1,519	$2,523

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of March 31, 2012 approximately $8.3 billion remained available. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.28% and 5.33% for the three months ended March 31, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of March 31, 2012 approximately $2.9 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 6.05% and 5.76% for the three months ended March 31, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries. A decline in demand by retail investors and an increase in borrowing costs versus historical levels have resulted in a halt in new issuances under the retail medium-term notes program. However, if the capital markets improve, we may resume new issuances under the program. As of March 31, 2012, $2.1 billion of the outstanding retail notes were redeemable by the Company at par. The Company may, from time to time, redeem some or all of these retail notes as part of its overall liquidity and capital management.

In 2008, Prudential Financial issued $600 million of 8.875% fixed-to-floating rate junior subordinated notes to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes to retail investors. Both issuances are considered hybrid capital securities, which receive enhanced equity treatment from the rating agencies. Both series of notes have a scheduled maturity of June 15, 2038 and a final maturity of June 15, 2068. See Note 14 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K and “—Termination of Existing Replacement Capital Covenants and Execution of New Replacement Capital Covenant” above for additional information concerning these junior subordinated notes.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of March 31, 2012, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,655	$2,336

General obligation long-term debt:
Senior debt	16,245	16,488
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,140
Other(4)	725	725

Total general obligation long-term debt	22,629	22,872

Total general obligations	26,284	25,208

Limited and non-recourse borrowing(5):
Limited and non-recourse long-term debt	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	28,034	26,958

Total asset-based financing	10,155	9,196

Total borrowings and asset-based financings	$38,189	$36,154

(1)	As of both March 31, 2012 and December 31, 2011, includes $199 million of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

(2)	As of both March 31, 2012 and December 31, 2011, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of both March 31, 2012 and December 31, 2011, the $4.1 billion of surplus notes outstanding is net of $500 million of assets under set-off arrangements, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of offset exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both March 31, 2012 and December 31, 2011, the limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $3.0 billion and $3.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2012 and December 31, 2011, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both March 31, 2012 and December 31, 2011. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $1.1 billion from December 31, 2011 to March 31, 2012, primarily reflecting the sale of asset-backed notes as described under “—Sale of Asset-Backed Notes” above.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate-related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business-related operations. Debt related to specified other businesses primarily consists of borrowings associated with our individual annuities business. Those borrowings where the holder is entitled to collect only against the assets pledged to the debt as collateral, or where the borrower has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	March 31, 2012	December 31, 2011
	(in millions)
General obligations:
Capital debt(1)	$10,692	$11,224
Investment-related	10,375	8,897
Securities business-related	1,165	1,518
Specified other businesses(2)	4,052	3,569

Total general obligations	26,284	25,208
Limited and non-recourse debt(3)	1,750	1,750

Total borrowings	$28,034	$26,958

Short-term debt	$3,655	$2,336
Long-term debt	24,379	24,622

Total borrowings	$28,034	$26,958

Borrowings of Financial Services Businesses	$26,284	$25,208
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$28,034	$26,958

(1)	Includes $1,519 million of total outstanding junior subordinated debt.

(2)	Primarily consists of borrowings associated with our individual annuities business supporting new business acquisition costs in certain life insurance companies, as well as hedging costs, reinsurance reserves credit requirements and other operating needs within Pruco Re.
(3)	As of both March 31, 2012 and December 31, 2011, the limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of March 31, 2012, the contractual maturities of the Company’s long-term debt.

	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Calendar Year:
2013	$691	$75	$766
2014	2,061	75	2,136
2015	3,809	100	3,909
2016	1,377	125	1,502
2017 and thereafter	14,691	1,375	16,066

Total	$22,629	$1,750	$24,379

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

During 2011, a subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed-rate surplus notes in order to finance reserves required under Regulation XXX. At March 31, 2012, $500 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary issuer received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary issuer in order to reimburse it for investment losses in excess of specified amounts. In addition, during 2011, another subsidiary of Prudential Insurance issued a $1.5 billion surplus note to an affiliate to finance reserves required under Guideline AXXX.

Subsidiaries of Prudential Insurance have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of March 31, 2012, there were no collateral postings made under these derivative instruments.

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

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of March 31, 2012 and December 31, 2011, the outstanding aggregate principal amount of such notes totaled $3.0 billion and $3.2 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $1.2 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)		Fitch(4)
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2		A+
Pruco Life Insurance Company	A+	AA-	A2		A+
Pruco Life Insurance Company of New Jersey	A+	AA-	NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2		F2
Long-term senior debt(5)	a-	A	Baa2		BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa3		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2		F1
Long-term senior debt	a+	AA-	A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	Includes the retail medium-term notes program.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2012 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $107 million as of March 31, 2012. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $20 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P, Moody’s and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Moody’s has all of the Company’s ratings on positive outlook; A.M. Best and Fitch have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of The Prudential Life Insurance Company Ltd. and Gibraltar Life Insurance Company Ltd. on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

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

The following is a summary of the significant changes or actions in our ratings and rating outlooks that have occurred from the beginning of 2012 through the date of this filing.

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

On April 19, 2012, Fitch affirmed the long-term senior debt rating of Prudential Financial at “BBB+” and the financial strength ratings of our life insurance subsidiaries at “A+.”

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

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product. There have been no material changes in our market risk exposures from December 31, 2011, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2011, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of how the difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In March 2012, the Seventh Circuit Court of Appeals affirmed the dismissal of, a purported nationwide class action brought on behalf of participants claiming disability benefits under certain employee benefit plans.

In February 2012, plaintiffs filed a motion for class certification in Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed welfare benefit plans who challenge the use of retained asset accounts to settle death benefit claims. In April 2012, the Court stayed the case pending the outcome of a case involving like claims against another insurer that is on appeal to the Third Circuit Court of Appeals.

In February 2012, plaintiffs filed a motion for class certification in Clark v. Prudential Insurance Company, a purported class action involving policyholders in California, Indiana, Ohio and Texas who purchased individual health insurance policies and claim that the Company failed to disclose future significant premium increases. In March 2012, the court affirmed the dismissal.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2012, of its Common Stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2012 through January 31, 2012	18,073	$55.44	—
February 1, 2012 through February 29, 2012	2,103,162	$60.05	1,076,620
March 1, 2012 through March 31, 2012	2,955,085	$62.58	2,944,834

Total	5,076,320	$61.51	4,021,454	$250,543,203

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012.

ITEM 6.	EXHIBITS

10.1	Annual Incentive Payment Criteria for Executive Officers relating to annual incentive awards, commencing with those to be made in 2013 in respect of 2012 performance. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 13, 2012 Current Report on Form 8-K.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 4, 2012

EXHIBIT INDEX

10.1	Annual Incentive Payment Criteria for Executive Officers relating to annual incentive awards, commencing with those to be made in 2013 in respect of 2012 performance. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 13, 2012 Current Report on Form 8-K.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.