Form 10-Q
period 2012-06-30
PRUDENTIAL FINANCIAL INC
filed 2012-08-03
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 464 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2012 and December 31, 2011 (in millions, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012-$245,171; 2011- $240,424)(1)	$264,165	$254,648
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2012-$5,041; 2011- $5,354)(1)	4,771	5,107
Trading account assets supporting insurance liabilities, at fair value(1)	19,729	19,481
Other trading account assets, at fair value(1)	5,636	5,545
Equity securities, available-for-sale, at fair value (cost: 2012-$6,654; 2011- $6,922)	7,703	7,535
Commercial mortgage and other loans (includes $345 and $603 measured at fair value under the fair value option at June 30, 2012 and December 31, 2011, respectively)(1)	36,443	35,431
Policy loans	11,456	11,559
Other long-term investments (includes $424 and $366 measured at fair value under the fair value option at June 30, 2012 and December 31, 2011, respectively)(1)	7,693	7,820
Short-term investments	8,969	9,121

Total investments	366,565	356,247
Cash and cash equivalents(1)	14,242	14,251
Accrued investment income(1)	2,784	2,793
Deferred policy acquisition costs	13,048	12,517
Other assets(1)	15,556	16,056
Separate account assets	235,268	218,380

TOTAL ASSETS	$647,463	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$174,715	$170,671
Policyholders’ account balances	133,877	134,558
Policyholders’ dividends	6,601	5,797
Securities sold under agreements to repurchase	8,139	6,218
Cash collateral for loaned securities	3,103	2,973
Income taxes	8,566	6,558
Short-term debt	3,226	2,336
Long-term debt	24,299	24,622
Other liabilities (includes $295 and $282 measured at fair value under the fair value option at June 30, 2012 and December 31, 2011, respectively) (1)	11,039	13,290
Separate account liabilities	235,268	218,380

Total liabilities	608,833	585,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,299 and 660,111,264 shares issued at June 30, 2012 and December 31, 2011, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	0	0
Additional paid-in capital	24,318	24,293
Common Stock held in treasury, at cost (196,083,573 and 192,072,613 shares at June 30, 2012 and December 31, 2011, respectively)	(12,117)	(11,920)
Accumulated other comprehensive income (loss)	8,290	5,418
Retained earnings	17,524	16,456

Total Prudential Financial, Inc. equity	38,021	34,253

Noncontrolling interests	609	588

Total equity	38,630	34,841

TOTAL LIABILITIES AND EQUITY	$647,463	$620,244

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Premiums	$7,556	$6,270	$14,329	$11,780
Policy charges and fee income	1,062	1,005	2,111	1,953
Net investment income	3,358	3,327	6,678	6,445
Asset management fees and other income	2,397	1,174	2,262	1,818
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(346)	(629)	(919)	(1,204)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	253	476	714	947
Other realized investment gains (losses), net	1,856	621	584	675

Total realized investment gains (losses), net	1,763	468	379	418

Total revenues	16,136	12,244	25,759	22,414

BENEFITS AND EXPENSES
Policyholders’ benefits	7,427	6,035	13,870	11,468
Interest credited to policyholders’ account balances	1,247	1,191	2,213	2,014
Dividends to policyholders	604	734	1,046	1,282
Amortization of deferred policy acquisition costs	1,237	511	1,012	865
General and administrative expenses	2,689	2,689	5,485	5,073

Total benefits and expenses	13,204	11,160	23,626	20,702

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,932	1,084	2,133	1,712

Income tax expense	732	292	903	452

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,200	792	1,230	1,260
Equity in earnings of operating joint ventures, net of taxes	6	10	13	114

INCOME FROM CONTINUING OPERATIONS	2,206	802	1,243	1,374
Income from discontinued operations, net of taxes	7	16	14	30

NET INCOME	2,213	818	1,257	1,404
Less: Income attributable to noncontrolling interests	15	29	26	54

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$2,198	$789	$1,231	$1,350

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$4.68	$1.56	$2.57	$2.65
Income from discontinued operations, net of taxes	0.02	0.04	0.04	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$4.70	$1.60	$2.61	$2.71

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$4.62	$1.55	$2.55	$2.62
Income from discontinued operations, net of taxes	0.02	0.03	0.03	0.06

Net income attributable to Prudential Financial, Inc. per share of Common Stock	$4.64	$1.58	$2.58	$2.68

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(6.00)	$1.00	$0.50	$7.50
Income (loss) from discontinued operations, net of taxes	(0.50)	0.00	(0.50)	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(6.50)	$1.00	$0.00	$7.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$2,213	$818	$1,257	$1,404
Other comprehensive income, before tax:
Foreign currency translation adjustments	276	148	97	287

Net unrealized investment gains:
Unrealized investment gains for the period	1,278	2,302	4,169	1,301
Reclassification adjustment for (gains) losses included in net income	56	(269)	149	(171)

Total	1,334	2,033	4,318	1,130

Defined benefit pension and postretirement unrecognized net periodic benefit:
Impact of foreign currency changes and other	(2)	(3)	13	(6)
Amortization included in net income	42	22	82	44

Total	40	19	95	38

Other comprehensive income, before tax:	1,650	2,200	4,510	1,455
Less: Income tax expense related to:
Foreign currency translation adjustments	93	31	59	51
Net unrealized investment gains	437	710	1,520	373
Defined benefit pension and postretirement unrecognized net periodic benefit	19	7	26	15

Total	549	748	1,605	439
Other comprehensive income, net of taxes:	1,101	1,452	2,905	1,016

Comprehensive Income	3,314	2,270	4,162	2,420
Comprehensive income attributable to noncontrolling interests	(52)	(46)	(59)	(77)

Comprehensive income attributable to Prudential Financial, Inc.	$3,262	$2,224	$4,103	$2,343

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Six Months Ended June 30, 2012 and 2011 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	$6	$24,293	$16,456	$(11,920)	$5,418	$34,253	$588	$34,841
Common Stock acquired				(500)		(500)	0	(500)
Contributions from noncontrolling interests							2	2
Distributions to noncontrolling interests							(40)	(40)
Consolidations/deconsolidations of noncontrolling interests		0				0	0	0
Stock-based compensation programs		25	(163)	303		165		165
Comprehensive income:
Net income			1,231			1,231	26	1,257
Other comprehensive income, net of tax					2,872	2,872	33	2,905

Total comprehensive income						4,103	59	4,162

Balance, June 30, 2012	$6	$24,318	$17,524	$(12,117)	$8,290	$38,021	$609	$38,630

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Cumulative effect of adoption of accounting principle			(2,701)		(179)	(2,880)		(2,880)
Contributions from noncontrolling interests						0	8	8
Distributions to noncontrolling interests						0	(5)	(5)
Consolidations/deconsolidations of noncontrolling interests						0	0	0
Stock-based compensation programs		16	(16)	146		146		146
Comprehensive income:
Net income			1,350			1,350	54	1,404
Other comprehensive income, net of tax					993	993	23	1,016

Total comprehensive income						2,343	77	2,420

Balance, June 30, 2011	$6	$24,239	$15,014	$(11,027)	$3,792	$32,024	$593	$32,617

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,257	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(379)	(418)
Policy charges and fee income	(657)	(625)
Interest credited to policyholders’ account balances	2,213	2,014
Depreciation and amortization	203	167
Gains on trading account assets supporting insurance liabilities, net	(238)	(157)
Change in:
Deferred policy acquisition costs	(734)	(647)
Future policy benefits and other insurance liabilities	5,631	3,139
Other trading account assets	(10)	290
Income taxes	335	190
Other, net	(1,585)	(183)

Cash flows from operating activities	6,036	5,174

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	20,116	20,062
Fixed maturities, held-to-maturity	247	267
Trading account assets supporting insurance liabilities and other trading account assets	7,336	9,913
Equity securities, available-for-sale	2,100	1,614
Commercial mortgage and other loans	2,037	1,900
Policy loans	1,169	981
Other long-term investments	882	634
Short-term investments	14,858	9,046
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(26,266)	(23,088)
Fixed maturities, held-to-maturity	0	(38)
Trading account assets supporting insurance liabilities and other trading account assets	(7,140)	(10,345)
Equity securities, available-for-sale	(1,816)	(1,278)
Commercial mortgage and other loans	(3,419)	(2,708)
Policy loans	(912)	(852)
Other long-term investments	(939)	(539)
Short-term investments	(13,944)	(9,354)
Acquisition of subsidiaries, net of cash acquired	0	(2,321)
Other, net	182	(201)

Cash flows used in investing activities	(5,509)	(6,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	11,479	11,552
Policyholders’ account withdrawals	(12,389)	(11,422)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,058	1,491
Cash dividends paid on Common Stock	(50)	(49)
Net change in financing arrangements (maturities 90 days or less)	(211)	160
Common Stock acquired	(500)	0
Common Stock reissued for exercise of stock options	94	69
Proceeds from the issuance of debt (maturities longer than 90 days)	1,311	1,036
Repayments of debt (maturities longer than 90 days)	(602)	(565)
Excess tax benefits from share-based payment arrangements	51	9
Change in bank deposits	(1,730)	(50)
Other, net	(5)	(183)

Cash flows from (used in) financing activities	(494)	2,048

Effect of foreign exchange rate changes on cash balances	(42)	79

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	994
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,251	12,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,242	$13,909

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$206	$58

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, except for the adjustment described below under “Out of Period Adjustments.” Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously-acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of June 30, 2012, include the assets and liabilities of Gibraltar Life as of May 31, 2012 and the results of operations for Gibraltar Life for the three and six months ended May 31, 2012.

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

Out of Period Adjustments

In the second quarter of 2012, the Company recorded two out of period adjustments resulting in a decrease of $122 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three and six months ended June 30, 2012.

The first adjustment related to a decline in the value of a real estate-related investment. Based on a review of the underlying collateral and a related guarantee, the Company determined that impairments of $75 million should be recognized, of which $61 million should have been recorded in prior years. The second adjustment consisted of an increase of $61 million in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. During the initial calculation of the reserve in the third quarter of 2011, the Company excluded certain life policies in extended term status from the analysis used to identify potential claims.

The adjustments resulted in a decrease in adjusted operating income, the Company’s measure of segment performance, of $106 million for the current quarter, including a reduction of $61 million to the Asset Management segment and a reduction of $45 million to the Corporate and Other operations of the Financial Services Businesses. In addition, the adjustments resulted in a reduction of $16 million to the Closed Block Business. The adjustments are not material to any previously reported quarterly or annual financial statements.

In addition to the two out of period adjustments discussed above, in the first quarter of 2011, the Company recorded an out of period adjustment that decreased “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” by $95 million. This adjustment had no impact on adjusted operating income, the Company’s measure of segment performance, and was not material to any previously reported quarterly or annual financial statements. For additional information regarding this out of period adjustment, see Note 1 to the Company’s Consolidated Financial Statements included in its 2011 Annual Report on Form 10-K.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 13 for additional information regarding the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

determination of fair value. Fixed maturities for which the Company has asserted the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are updated quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, unearned revenue reserves, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Equity securities available-for-sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and certain perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, unearned revenue reserves, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Impaired loans include those loans for which it is probable that amounts due will not be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 4 for additional information about the Company’s past due loans.

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

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss),” to the extent they are effective, until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

The following tables present amounts as previously reported in 2011, the effect on those amounts of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, and the adjusted amounts that are reflected in the Unaudited Interim Consolidated Financial Statements, included herein.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statement of Operations:

	Three Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$6,279	$(9)	$6,270
Asset management fees and other income	1,168	6	1,174
Total revenues	12,247	(3)	12,244
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	643	(132)	511
General and administrative expenses	2,472	217	2,689
Total benefits and expenses	11,075	85	11,160
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,172	(88)	1,084
Income tax expense	332	(40)	292
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	840	(48)	792
Equity in earnings of operating joint ventures, net of tax	11	(1)	10
INCOME (LOSS) FROM CONTINUING OPERATIONS	851	(49)	802
NET INCOME (LOSS)	867	(49)	818
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$838	$(49)	$789
EARNINGS PER SHARE
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.67	$(0.11)	$1.56
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$1.70	$(0.10)	$1.60
Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$1.65	$(0.10)	$1.55
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$1.68	$(0.10)	$1.58
Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$(0.50)	$1.50	$1.00
Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$(0.50)	$1.50	$1.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$11,800	$(20)	$11,780
Asset management fees and other income	1,817	1	1,818
Total revenues	22,433	(19)	22,414
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,102	(237)	865
General and administrative expenses	4,691	382	5,073
Total benefits and expenses	20,557	145	20,702
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,876	(164)	1,712
Income tax expense	522	(70)	452
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,354	(94)	1,260
Equity in earnings of operating joint ventures, net of tax	116	(2)	114
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,470	(96)	1,374
NET INCOME (LOSS)	1,500	(96)	1,404
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,446	$(96)	$1,350
EARNINGS PER SHARE
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.86	$(0.21)	$2.65
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$2.92	$(0.21)	$2.71
Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.83	$(0.21)	$2.62
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$2.89	$(0.21)	$2.68
Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$4.50	$3.00	$7.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$4.50	$3.00	$7.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,500	$(96)	$1,404
Change in:
Deferred policy acquisition costs	(792)	145	(647)
Future policy benefits and other insurance liabilities	3,119	20	3,139
Other, net	(114)	(69)	(183)
Cash flows from operating activities	$5,174	$0	$5,174

Future Adoption of New Accounting Pronouncements

In July 2012, the FASB issued amended guidance on testing indefinite-lived intangible assets for impairment. Under the amended guidance, an entity can first assess qualitative factors to determine whether an indefinite-lived intangible asset may be impaired. If the entity concludes that it is not likely that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. But if the entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the asset’s fair value with its carrying amount in accordance with existing guidance. The entity may also bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The entity will be able to resume performing the qualitative assessment in any subsequent period. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures, but does not expect it to impact its consolidated financial position or results of operations.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities are Japanese corporations and their businesses are in Japan. On January 1, 2012, Star and Edison were merged into the Gibraltar Life Insurance Company, Ltd.

The Star and Edison Businesses primarily distribute individual life insurance, fixed annuities and certain accident and health products with fixed benefits through captive agents, independent agents, and banks. The addition of these operations to the Company’s existing businesses increases its scale in the Japanese insurance market and provides complementary distribution opportunities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides estimated future amortization of VOBA, net of interest, assuming June 30, 2012 end of period foreign currency exchange rates remain constant, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
Remainder of 2012	$197
2013	$354
2014	$308
2015	$266
2016	$234
2017 and thereafter	$1,850

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of January 1, 2012	$3,490
Amortization	(266)
Interest	22
Foreign currency translation	(37)

Balance as of June 30, 2012	$3,209

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

Six Months Ended June 30, 2011
(in millions, except per share amounts)
Total revenues	$23,734
Income from continuing operations	1,539
Net income attributable to Prudential Financial, Inc.	1,515

Earnings per share-Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.99
Net income attributable to Prudential Financial, Inc. per share of Common Stock	3.05

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$2.96
Net income attributable to Prudential Financial, Inc. per share of Common Stock	3.02

Earnings per share-Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$7.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	7.50

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Real estate investments sold or held for sale	$12	$4	$22	$18
Global commodities business	0	3	0	18
Other	0	(1)	0	0

Income from discontinued operations before income taxes	12	6	22	36
Income tax expense (benefit)	5	(10)	8	6

Income from discontinued operations, net of taxes	$7	$16	$14	$30

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conducted its global commodities business (the “Global Commodities Business”) and certain assets that were primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale were Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale and received cash proceeds of $422 million. Included in the table above for the three and six months ended June 30, 2011, is an after-tax loss of $1 million recorded in connection with the sale of these operations. This consisted of a pre-tax loss of $12 million and income tax benefit of $11 million.

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

	June 30, 2012	December 31, 2011
	(in millions)
Total assets	$71	$464
Total liabilities	$1	$7

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,951	$3,520	$11	$15,460	$0
Obligations of U.S. states and their political subdivisions	2,895	530	1	3,424	0
Foreign government bonds	74,770	6,230	138	80,862	0
Corporate securities	122,796	11,159	2,100	131,855	(6)
Asset-backed securities(1)	12,132	169	1,455	10,846	(1,121)
Commercial mortgage-backed securities	11,780	703	60	12,423	11
Residential mortgage-backed securities(2)	8,847	500	52	9,295	(12)

Total fixed maturities, available-for-sale	$245,171	$22,811	$3,817	$264,165	$(1,128)

Equity securities, available-for-sale	$6,654	$1,240	$191	$7,703

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $359 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,213	$131	$0	$1,344	$0
Corporate securities(1)	1,134	28	76	1,086	0
Asset-backed securities(2)	1,138	72	0	1,210	0
Commercial mortgage-backed securities	376	55	0	431	0
Residential mortgage-backed securities(3)	910	60	0	970	0

Total fixed maturities, held-to-maturity(1)	$4,771	$346	$76	$5,041	$0

(1)	Excludes notes with amortized cost of $750 million (fair value, $785 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities primarily collateralized by non-sub-prime mortgages.
(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1 million of net unrealized losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,249	$2,873	$18	$15,104	$0
Obligations of U.S. states and their political subdivisions	2,664	393	2	3,055	0
Foreign government bonds	72,442	4,754	209	76,987	0
Corporate securities	119,800	10,088	3,015	126,873	(22)
Asset-backed securities(1)	12,346	172	1,825	10,693	(1,199)
Commercial mortgage-backed securities	11,519	669	108	12,080	8
Residential mortgage-backed securities(2)	9,404	531	79	9,856	(13)

Total fixed maturities, available-for-sale	$240,424	$19,480	$5,256	$254,648	$(1,226)

Equity securities, available-for-sale	$6,922	$1,061	$448	$7,535

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $223 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,260	$128	$0	$1,388	$0
Corporate securities(1)	1,157	21	98	1,080	0
Asset-backed securities(2)	1,213	62	0	1,275	0
Commercial mortgage-backed securities	428	69	0	497	0
Residential mortgage-backed securities(3)	1,049	65	0	1,114	0

Total fixed maturities, held-to-maturity(1)	$5,107	$345	$98	$5,354	$0

(1)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities primarily collateralized by non-sub-prime mortgages.
(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2012 are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$14,398	$14,569	$0	$0
Due after one year through five years	45,276	46,568	66	68
Due after five years through ten years	53,953	58,122	403	410
Due after ten years(1)	98,785	112,342	1,878	1,952
Asset-backed securities	12,132	10,846	1,138	1,210
Commercial mortgage-backed securities	11,780	12,423	376	431
Residential mortgage-backed securities	8,847	9,295	910	970

Total(1)	$245,171	$264,165	$4,771	$5,041

(1)	Excludes notes with amortized cost of $750 million (fair value, $785 million) which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$3,795	$7,788	$9,458	$10,929
Proceeds from maturities/repayments	5,296	5,327	10,285	9,258
Gross investment gains from sales, prepayments, and maturities	141	244	268	442
Gross investment losses from sales and maturities	(80)	(112)	(158)	(181)

Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	124	131	247	270

Equity securities, available-for-sale
Proceeds from sales	$1,068	$1,206	$2,150	$1,686
Gross investment gains from sales	92	212	214	309
Gross investment losses from sales	(75)	(57)	(161)	(70)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(93)	$(153)	$(205)	$(257)
Writedowns for impairments on equity securities	(41)	(37)	(90)	(59)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Balance, beginning of period	$1,465	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(67)	(85)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(59)
Credit loss impairment recognized in the current period on securities not previously impaired	6	30
Additional credit loss impairments recognized in the current period on securities previously impaired	21	58
Increases due to the passage of time on previously recorded credit losses	16	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(15)

Balance, end of period	$1,433	$1,433

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in millions)
Balance, beginning of period	$1,392	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(237)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(30)	(31)
Credit loss impairment recognized in the current period on securities not previously impaired	9	26
Additional credit loss impairments recognized in the current period on securities previously impaired	112	158
Increases due to the passage of time on previously recorded credit losses	13	27
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(17)

Balance, end of period	$1,419	$1,419

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$270	$270	$951	$951

Fixed maturities:
Corporate securities	11,260	12,086	10,297	11,036
Commercial mortgage-backed securities	1,987	2,110	2,157	2,247
Residential mortgage-backed securities(1)	1,825	1,891	1,786	1,844
Asset-backed securities(2)	1,308	1,204	1,504	1,367
Foreign government bonds	706	725	644	655
U.S. government authorities and agencies and obligations of U.S. states	412	459	440	470

Total fixed maturities	17,498	18,475	16,828	17,619
Equity securities	1,029	984	1,050	911

Total trading account assets supporting insurance liabilities	$18,797	$19,729	$18,829	$19,481

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains and losses from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” included $17 million and $152 million of gains during the three months ended June 30, 2012 and 2011, respectively, and $280 million and $108 million of gains during the six months ended June 30, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$4	$3

Fixed maturities:
Asset-backed securities	356	316	698	652
Residential mortgage-backed securities	164	86	186	96
Corporate securities	797	799	557	555
Commercial mortgage-backed securities	134	97	155	110
U.S. government authorities and agencies and obligations of U.S. states	51	41	41	31
Foreign government bonds	49	49	47	47

Total fixed maturities	1,551	1,388	1,684	1,491

Other	3	5	15	19
Equity securities	1,583	1,581	1,682	1,621

Subtotal	$3,138	$2,975	$3,385	$3,134

Derivative instruments		2,661		2,411

Total other trading account assets	$3,138	$5,636	$3,385	$5,545

The net change in unrealized gains and losses from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” included $49 million of losses and $52 million of gains during the three months ended June 30, 2012 and 2011, respectively, and $88 million and $103 million of gains during the six months ended June 30, 2012 and 2011, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2012 and December 31, 2011, the Company was not exposed to any concentrations of credit risk of any single issuer greater than 10% of the Company’s stockholders’ equity, other than securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$61,855	$66,608	$60,323	$63,846
Fixed maturities, held-to-maturity	1,213	1,344	1,260	1,388
Trading account assets supporting insurance liabilities	537	552	471	483
Other trading account assets	40	41	40	40
Short-term investments	0	0	0	0
Cash equivalents	1,521	1,521	0	0

Total	$65,166	$70,066	$62,094	$65,757

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$5,078	$5,786	$4,678	$5,240
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	17	18	17	18
Other trading account assets	4	4	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$5,099	$5,808	$4,697	$5,260

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$6,477	19.2%	$6,391	19.8%
Retail	8,389	24.8	7,309	22.7
Apartments/Multi-Family	5,013	14.8	5,277	16.4
Industrial	7,302	21.6	7,049	21.8
Hospitality	1,576	4.7	1,486	4.6
Other	2,861	8.5	2,707	8.4

Total commercial mortgage loans	31,618	93.6	30,219	93.7
Agricultural property loans	2,160	6.4	2,046	6.3

Total commercial and agricultural mortgage loans by property type	33,778	100.0%	32,265	100.0%

Valuation allowance	(299)		(313)

Total net commercial and agricultural mortgage loans by property type	33,479		31,952

Other loans
Uncollateralized loans	1,927		2,323
Residential property loans	927		1,034
Other collateralized loans	157		176

Total other loans	3,011		3,533
Valuation allowance	(47)		(54)

Total net other loans	2,964		3,479

Total commercial mortgage and other loans(1)	$36,443		$35,431

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (11%) and Texas (8%) at June 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	1	1	(3)	(3)	0	(4)
Charge-offs, net of recoveries	(15)	0	0	(1)	0	(16)
Change in foreign exchange	(1)	0	0	0	0	(1)

Total Ending Balance	$279	$20	$13	$14	$20	$346

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(94)	11	(2)	13	1	(71)
Charge-offs, net of recoveries	(109)	0	0	(15)	(15)	(139)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance	$294	$19	$16	$18	$20	$367

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$109	$12	$0	$14	$0	$135
Ending balance: collectively evaluated for impairment	170	8	13	0	20	211
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$279	$20	$13	$14	$20	$346

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,534	$49	$0	$100	$8	$1,691
Ending balance gross of reserves: collectively evaluated for impairment	30,084	2,111	927	57	1,919	35,098
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$31,618	$2,160	$927	$157	$1,927	$36,789

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$120	$11	$0	$18	$0	$149
Ending balance: collectively evaluated for impairment	174	8	16	0	20	218
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$294	$19	$16	$18	$20	$367

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,903	$45	$0	$110	$92	$2,150
Ending balance gross of reserves: collectively evaluated for impairment	28,316	2,001	1,034	66	2,231	33,648
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,219	$2,046	$1,034	$176	$2,323	$35,798

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

	As of June 30, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$15	$15	$0	$11	$1
Retail	6	6	0	2	0
Office	1	83	0	6	0
Apartments/Multi-Family	0	0	0	7	0
Hospitality	11	74	0	25	3
Other	20	20	0	18	0

Total commercial mortgage loans	53	198	0	69	4

Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	5	13	0	6	0

Total with no related allowance	$58	$211	$0	$75	$4

With an allowance recorded:
Commercial mortgage loans:
Industrial	$23	$23	$19	$35	$0
Retail	73	73	15	69	2
Office	33	33	4	34	1
Apartments/Multi-Family	41	41	5	81	1
Hospitality	90	90	55	103	1
Other	78	78	11	100	2

Total commercial mortgage loans	338	338	109	422	7

Agricultural property loans	17	17	12	15	0
Residential property loans	0	0	0	0	0
Other collateralized loans	20	20	14	21	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$375	$375	$135	$458	$7

Total:
Commercial mortgage loans	$391	$536	$109	$491	$11
Agricultural property loans	17	17	12	15	0
Residential property loans	0	0	0	0	0
Other collateralized loans	20	20	14	21	0
Uncollateralized loans	5	13	0	6	0

Total	$433	$586	$135	$533	$11

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$0	$0
Retail	0	0	0	0	0
Office	2	84	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	0	0	0	23	0
Other	17	17	0	11	1

Total commercial mortgage loans	19	101	0	35	1

Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	13	0	6	0

Total with no related allowance	$25	$114	$0	$42	$1

With an allowance recorded:
Commercial mortgage loans:
Industrial	$54	$54	$19	$36	$1
Retail	89	89	11	114	3
Office	47	47	3	49	0
Apartments/Multi-Family	102	102	19	197	4
Hospitality	129	129	55	178	0
Other	92	92	13	100	2

Total commercial mortgage loans	513	513	120	674	10

Agricultural property loans	19	19	11	14	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	0	0	0	13	0

Total with related allowance	$553	$553	$149	$737	$12

Total:
Commercial mortgage loans	$532	$614	$120	$709	$11
Agricultural property loans	19	19	11	15	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	6	13	0	19	0

Total	$578	$667	$149	$779	$13

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2012 and December 31, 2011 was $306 million and $514 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of June 30, 2012 and December 31, 2011, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

The following tables set forth the credit quality indicators as of June 30, 2012, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$765	$171	$230	$251	$26	$37	$1,480
50%-59.99%	291	69	339	330	79	108	1,216
60%-69.99%	730	36	511	378	445	85	2,185
70%-79.99%	437	433	178	314	209	89	1,660
80%-89.99%	0	19	0	106	102	373	600
90%-100%	0	0	0	0	0	112	112
Greater than 100%	0	0	0	16	6	27	49

Total Industrial	$2,223	$728	$1,258	$1,395	$867	$831	$7,302

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,173	$311	$354	$128	$46	$2	$2,014
50%-59.99%	842	736	281	177	55	9	2,100
60%-69.99%	1,211	440	1,113	331	103	22	3,220
70%-79.99%	27	10	240	538	14	19	848
80%-89.99%	0	0	0	20	22	8	50
90%-100%	0	0	5	48	0	38	91
Greater than 100%	0	0	0	28	8	30	66

Total Retail	$3,253	$1,497	$1,993	$1,270	$248	$128	$8,389

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,807	$161	$283	$190	$6	$70	$2,517
50%-59.99%	549	62	290	20	137	67	1,125
60%-69.99%	821	89	306	307	87	65	1,675
70%-79.99%	127	10	0	20	619	15	791
80%-89.99%	0	0	0	55	123	97	275
90%-100%	0	0	0	17	0	17	34
Greater than 100%	0	0	0	17	34	9	60

Total Office	$3,304	$322	$879	$626	$1,006	$340	$6,477

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$785	$175	$304	$204	$192	$39	$1,699
50%-59.99%	197	43	107	210	108	19	684
60%-69.99%	424	89	224	350	98	0	1,185
70%-79.99%	159	21	326	431	69	16	1,022
80%-89.99%	0	0	0	16	152	52	220
90%-100%	0	0	0	15	2	133	150
Greater than 100%	0	0	0	18	7	28	53

Total Apartments/Multi-Family	$1,565	$328	$961	$1,244	$628	$287	$5,013

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$314	$118	$162	$56	$0	$0	$650
50%-59.99%	150	0	33	0	0	0	183
60%-69.99%	73	0	25	176	11	0	285
70%-79.99%	0	0	0	150	47	0	197
80%-89.99%	0	0	0	70	3	60	133
90%-100%	0	0	5	19	2	0	26
Greater than 100%	0	0	0	0	10	92	102

Total Hospitality	$537	$118	$225	$471	$73	$152	$1,576

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$234	$10	$68	$17	$0	$0	$329
50%-59.99%	324	98	13	78	9	0	522
60%-69.99%	404	78	519	169	37	1	1,208
70%-79.99%	282	0	0	300	22	0	604
80%-89.99%	0	0	0	60	0	6	66
90%-100%	0	0	0	0	16	12	28
Greater than 100%	0	0	19	12	2	71	104

Total Other	$1,244	$186	$619	$636	$86	$90	$2,861

Commercial mortgage loans—Agricultural Properties

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$534	$136	$310	$425	$150	$2	$1,557
50%-59.99%	58	3	118	42	0	0	221
60%-69.99%	155	5	178	0	0	0	338
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	44	44
90%-100%	0	0	0	0	0	0	0
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$747	$144	$606	$467	$150	$46	$2,160

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—June 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$5,612	$1,082	$1,711	$1,271	$420	$150	$10,246
50%-59.99%	2,411	1,011	1,181	857	388	203	6,051
60%-69.99%	3,818	737	2,876	1,711	781	173	10,096
70%-79.99%	1,032	474	744	1,753	980	139	5,122
80%-89.99%	0	19	0	327	402	640	1,388
90%-100%	0	0	10	99	20	312	441
Greater than 100%	0	0	19	91	67	257	434

Total Commercial Mortgage and Agricultural	$12,873	$3,323	$6,541	$6,109	$3,058	$1,874	$33,778

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

	As of June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,302	$0	$0	$0	$0	$0	$7,302
Retail	8,384	0	0	0	5	5	8,389
Office	6,444	5	0	0	28	33	6,477
Apartments/Multi-Family	4,995	0	0	0	18	18	5,013
Hospitality	1,571	0	0	0	5	5	1,576
Other	2,850	5	0	0	6	11	2,861

Total commercial mortgage loans	31,546	10	0	0	62	72	31,618

Agricultural property loans	2,116	0	0	0	44	44	2,160
Residential property loans	894	13	4	0	16	33	927
Other collateralized loans	155	0	0	0	2	2	157
Uncollateralized loans	1,927	0	0	0	0	0	1,927

Total	$36,638	$23	$4	$0	$124	$151	$36,789

	As of December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,047	$0	$2	$0	$0	$2	$7,049
Retail	7,294	0	0	0	15	15	7,309
Office	6,369	5	0	0	17	22	6,391
Apartments/Multi-Family	5,207	0	0	0	70	70	5,277
Hospitality	1,486	0	0	0	0	0	1,486
Other	2,657	13	10	0	27	50	2,707

Total commercial mortgage loans	30,060	18	12	0	129	159	30,219

Agricultural property loans	2,005	0	1	1	39	41	2,046
Residential property loans	988	22	6	0	18	46	1,034
Other collateralized loans	174	0	0	0	2	2	176
Uncollateralized loans	2,323	0	0	0	0	0	2,323

Total	$35,550	$40	$19	$1	$188	$248	$35,798

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial mortgage loans:
Industrial	$42	$54
Retail	78	72
Office	62	58
Apartments/Multi-Family	59	129
Hospitality	114	169
Other	109	144

Total commercial mortgage loans	464	626

Agricultural property loans	48	44
Residential property loans	15	18
Other collateralized loans	20	15
Uncollateralized loans	8	8

Total	$555	$711

The following table sets forth the commercial mortgage and other loans acquired and sold during the three months ended June 30, 2012:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Acquired(1)	$0	$0	$0	$0	$47	$47
Sold(2)	0	0	0	0	0	0

(1)	Reported at purchase price of commercial mortgage and other loans acquired.
(2)	Reported at book value of commercial mortgage and other loans sold.

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

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in millions)
Commercial mortgage loans:
Industrial	$0	$0	$0	$0
Retail	0	0	0	0
Office	0	0	5	5
Apartments/Multi-Family	0	0	0	0
Hospitality	0	0	0	0

Other	15	13	15	13

Total commercial mortgage loans	15	13	20	18
Agricultural property loans	0	0	0	0
Residential property loans	0	0	0	0
Other collateralized loans	0	0	0	0
Uncollateralized loans	0	0	0	0

Total	$15	$13	$20	$18

The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of June 30, 2012.

As of June 30, 2012, the Company committed to fund $6 million to borrowers that have been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2012 and 2011 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$2,416	$2,374	$4,817	$4,557
Fixed maturities, held-to-maturity	34	31	68	68
Equity securities, available-for-sale	86	108	162	181
Trading account assets	220	208	451	419
Commercial mortgage and other loans	484	473	971	949
Policy loans	147	149	295	293
Broker-dealer related receivables	0	0	0	0
Short-term investments and cash equivalents	12	18	24	31
Other long-term investments	71	70	111	149

Gross investment income	3,470	3,431	6,899	6,647
Less: investment expenses	(112)	(104)	(221)	(202)

Net investment income	$3,358	$3,327	$6,678	$6,445

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2012 and 2011, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities	$(32)	$(21)	$(95)	$4
Equity securities	(24)	118	(37)	180
Commercial mortgage and other loans	10	23	21	34
Investment real-estate	(70)	(9)	(67)	(12)
Joint ventures and limited partnerships	6	59	2	58
Derivatives(1)	1,874	297	555	136
Other	(1)	1	0	18

Realized investment gains (losses), net	$1,763	$468	$379	$418

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$(1,003)	$16	$14	$466	$269	$(238)
Net investment gains (losses) on investments arising during the period	125				(44)	81
Reclassification adjustment for (gains) losses included in net income	194				(68)	126
Reclassification adjustment for OTTI losses excluded from net income(1)	(85)				30	(55)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(2)			0	(2)
Impact of net unrealized investment (gains) losses on future policy benefits			(4)		1	(3)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(92)	32	(60)

Balance, June 30, 2012	$(769)	$14	$10	$374	$220	$(151)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$15,748	$(1,182)	$(1,269)	$(4,319)	$(2,935)	$6,043
Net investment gains (losses) on investments arising during the period	5,048				(1,774)	3,274
Reclassification adjustment for (gains) losses included in net income	(45)				16	(29)
Reclassification adjustment for OTTI losses excluded from net income(2)	85				(30)	55
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(95)			33	(62)
Impact of net unrealized investment (gains) losses on future policy benefits			(102)		36	(66)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(709)	248	(461)

Balance, June 30, 2012	$20,836	$(1,277)	$(1,371)	$(5,028)	$(4,406)	$8,754

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(769)	$(1,003)
Fixed maturity securities, available-for-sale—all other	19,763	15,227
Equity securities, available-for-sale	1,049	613
Derivatives designated as cash flow hedges(1)	(9)	(86)
Other investments(2)	33	(6)

Net unrealized gains (losses) on investments	$20,067	$14,745

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of June 30, 2012, includes $79 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$432	$6	$57	$5	$489	$11
Obligations of U.S. states and their political subdivisions	59	0	5	1	64	1
Foreign government bonds	1,686	117	155	21	1,841	138
Corporate securities	14,494	472	10,158	1,704	24,652	2,176
Commercial mortgage-backed securities	1,356	25	246	35	1,602	60
Asset-backed securities	1,130	23	4,200	1,432	5,330	1,455
Residential mortgage-backed securities	210	4	450	48	660	52

Total	$19,367	$647	$15,271	$3,246	$34,638	$3,893

(1)	Includes $600 million of fair value and $76 million of gross unrealized losses at June 30, 2012, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$870	$8	$130	$10	$1,000	$18
Obligations of U.S. states and their political subdivisions	7	0	46	2	53	2
Foreign government bonds	4,017	182	306	27	4,323	209
Corporate securities	21,419	1,144	9,691	1,969	31,110	3,113
Commercial mortgage-backed securities	917	61	362	47	1,279	108
Asset-backed securities	2,746	40	4,134	1,785	6,880	1,825
Residential mortgage-backed securities	422	19	378	60	800	79

Total	$30,398	$1,454	$15,047	$3,900	$45,445	$5,354

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes $706 million of fair value and $98 million of gross unrealized losses at December 31, 2011, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

The gross unrealized losses at June 30, 2012 and December 31, 2011, are composed of $2,673 million and $3,535 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $1,220 million and $1,819 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2012, $2,376 million of the gross unrealized losses represented declines in value of greater than 20%, $318 million of which had been in that position for less than six months, as compared to $3,478 million at December 31, 2011, that represented declines in value of greater than 20%, $871 million of which had been in that position for less than six months. At June 30, 2012, the $3,246 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, public utilities, and finance sectors of the Company’s corporate securities. At December 31, 2011, the $3,900 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and public utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At June 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$1,802	$191	$0	$0	$1,802	$191

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$2,602	$448	$0	$0	$2,602	$448

At June 30, 2012, $39 million of the gross unrealized losses represented declines of greater than 20%, $34 million of which had been in that position for less than six months. At December 31, 2011, $236 million of the gross unrealized losses represented declines of greater than 20%, $225 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2012 or December 31, 2011.

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

	June 30, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$84	$83
Other trading account assets	305	271
Commercial mortgage and other loans	178	154
Other long-term investments	21	19
Cash and cash equivalents	37	275
Accrued investment income	1	1
Other assets	19	17

Total assets of consolidated VIEs	$645	$820

Other liabilities	$549	$723

Total liabilities of consolidated VIEs	$549	$723

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

	June 30, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$124	$129
Fixed maturities, held-to-maturity	1,148	1,191
Trading account assets supporting insurance liabilities	8	8
Other long-term investments	84	141
Accrued investment income	5	5

Total assets of consolidated VIEs	$1,369	$1,474

Other liabilities	$1	$0

Total liabilities of consolidated VIEs	$1	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,272 million and $3,197 million at June 30, 2012 and December 31, 2011, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $502 million and $534 million at June 30, 2012 and December 31, 2011, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,030 million and $7,720 million as of June 30, 2012 and December 31, 2011, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,529 million and $4,486 million as of June 30, 2012 and December 31, 2011, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.1 billion and $2.6 billion as of June 30, 2012 and December 31, 2011, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $312 million and $664 million at June 30, 2012 and December 31, 2011, respectively, which includes the fair value of the embedded derivatives.

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

As of June 30, 2012 and December 31, 2011, the Company recognized a policyholder dividend obligation of $779 million and $762 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $4,646 million and $3,847 million at June 30, 2012 and December 31, 2011, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2012.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Closed Block Liabilities
Future policy benefits	$51,160	$51,423
Policyholders’ dividends payable	898	902
Policyholders’ dividend obligation	5,425	4,609
Policyholders’ account balances	5,454	5,484
Other Closed Block liabilities	4,380	4,031

Total Closed Block Liabilities	67,317	66,449

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	42,415	42,024
Other trading account assets, at fair value	236	269
Equity securities, available-for-sale, at fair value	3,053	3,122
Commercial mortgage and other loans	8,985	8,322
Policy loans	5,165	5,296
Other long-term investments	2,126	2,080
Short-term investments	674	485

Total investments	62,654	61,598
Cash and cash equivalents	794	1,006
Accrued investment income	560	571
Other Closed Block assets	324	284

Total Closed Block Assets	64,332	63,459

Excess of reported Closed Block Liabilities over Closed Block Assets	2,985	2,990
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,634	3,836
Allocated to policyholder dividend obligation	(4,646)	(3,847)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,973	$2,979

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2012
(in millions)
Balance, January 1	$4,609
Impact from earnings allocable to policyholder dividend obligation	17
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	799

Balance, June 30	$5,425

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues
Premiums	$743	$771	$1,414	$1,462
Net investment income	734	742	1,467	1,490
Realized investment gains (losses), net	155	222	146	252
Other income	(21)	16	(1)	32

Total Closed Block revenues	1,611	1,751	3,026	3,236

Benefits and Expenses
Policyholders’ benefits	930	915	1,789	1,729
Interest credited to policyholders’ account balances	35	35	69	69
Dividends to policyholders	572	692	976	1,209
General and administrative expenses	123	131	250	263

Total Closed Block benefits and expenses	1,660	1,773	3,084	3,270

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(49)	(22)	(58)	(34)
Income tax benefit	(53)	(23)	(65)	(37)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	4	1	7	3
Income (loss) from discontinued operations, net of taxes	(1)	0	(1)	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$3	$1	$6	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2011	660.1	192.1	468.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	8.8	(8.8)	0.0
Stock-based compensation programs(1)	0.0	(4.8)	4.8	0.0

Balance, June 30, 2012	660.1	196.1	464.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. As of June 30, 2012, 28.6 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1.5 billion, of which 8.8 million shares were repurchased in the first six months of 2012 at a total cost of $500 million.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. As of June 30, 2012, there were no repurchases made under this authorization. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2012 and 2011 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,494)	$5,418
Change in component during period	5	2,798	69	2,872

Balance, June 30, 2012	$1,112	$8,603	$(1,425)	$8,290

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Cumulative effect of accounting adoption	(279)	100	0	(179)
Change in component during period	213	757	23	993

Balance, June 30, 2011	$1,079	$4,002	$(1,289)	$3,792

(1)	Includes cash flow hedges of $(5) million and $(55) million as of June 30, 2012 and December 31, 2011, respectively, and $(233) million and $(169) million as of June 30, 2011 and December 31, 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$2,210			$792
Direct equity adjustment	8			8
Less: Income attributable to noncontrolling interests	15			29
Less: Earnings allocated to participating unvested share-based payment awards	21			11

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,182	466.1	$4.68	$760	486.0	$1.56

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$21			$11
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	20			11
Stock options		1.8			3.3
Deferred and long-term compensation programs		0.5			0.4
Exchangeable Surplus Notes	5	5.1		5	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,188	473.5	$4.62	$765	494.8	$1.55

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,226			$1,342
Direct equity adjustment	16			17
Less: Income attributable to noncontrolling interests	26			54
Less: Earnings allocated to participating unvested share-based payment awards	12			18

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,204	467.7	$2.57	$1,287	485.4	$2.65

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$12			$18
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	12			18
Stock options		2.2			3.4
Deferred and long-term compensation programs		0.5			0.5
Exchangeable Surplus Notes	9	5.1		9	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,213	475.5	$2.55	$1,296	494.4	$2.62

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2012 and 2011 were based on 4.4 million and 6.8 million of such awards, respectively, weighted for the period they were outstanding. Undistributed earnings allocated to participating unvested share-based payment awards for the six months ended June 30, 2012 and 2011 were based on 4.8 million and 6.7 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended June 30, 2012 and 2011, 14.3 million and 9.9 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $69.05 and $74.82 per share, respectively, were excluded from the computation of diluted earnings per share because the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2012 and 2011, 12.6 million and 9.4 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $70.74 and $75.42 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

Class B Stock

Income (loss) from continuing operations per share of Class B Stock for the three and six months ended June 30 are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended June 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$(4)			$10
Less: Direct equity adjustment	8			8

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$(12)	2.0	$(6.00)	$2	2.0	$1.00

	Six Months Ended June 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$17			$32
Less: Direct equity adjustment	16			17

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$1	2.0	$0.50	$15	2.0	$7.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At June 30, 2012 and December 31, 2011, the weighted average maturity of total commercial paper outstanding was 18 and 21 days, respectively.

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

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in millions)
Prudential Financial	$208	$296
Prudential Funding, LLC	789	870

Total outstanding commercial paper borrowings	$997	$1,166

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2012, Prudential Insurance had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $924 million and collateralized funding agreements of $1.5 billion with maturities ranging from 2013 to 2018.

As of June 30, 2012, $199 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2012 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.6 billion as of June 30, 2012.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of June 30, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

As of June 30, 2012, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities, which includes a $2,000 million five-year credit facility on which Prudential Financial is the sole borrower party. These facilities have remaining terms ranging from 2.5 years to 4.5 years. There were no outstanding borrowings under these credit facilities as of June 30, 2012. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. For additional information on these credit facilities, see Note 14 to the Company’s Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Termination of Existing Replacement Capital Covenants and Execution of New Replacement Capital Covenant

On April 11, 2012, the Company terminated the replacement capital covenants that were entered into in 2008 in connection with its issuance of $600 million of 8.875% fixed-to-floating rate junior subordinated notes (the “8.875% junior subordinated notes”) and $920 million of 9.0% junior subordinated notes. The Company received the consent of holders of a majority in principal amount of its 6.625% medium-term notes due 2037, as was required for the termination of the replacement capital covenants. The Company also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. The new replacement capital covenant was entered into for the benefit of the holders of the Company’s 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless it has received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, the terms of the new replacement capital covenant will not apply in certain instances, including (i) if Standard & Poor’s upgrades the Company’s corporate credit rating by at least one notch above “A+” or (ii) if the Company repurchases or redeems up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

Surplus Notes

In 2011, a subsidiary of Prudential Insurance entered into an agreement that provides for the issuance by that subsidiary of up to $1 billion of ten-year fixed rate surplus notes. In June 2012, this subsidiary entered into another agreement for the issuance of up to an additional $500 million of ten-year fixed rate surplus notes. At June 30, 2012, $750 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary issuer received debt securities that are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Interest and principal payments on the surplus notes and on the debt securities are settled on a net basis because valid rights of set-off exist. Also, Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary issuer of the surplus notes to reimburse it for any investment losses in excess of specified amounts. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Arizona Department of Insurance.

Retail Medium-term Notes

Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2012, the outstanding balance of retail notes was $2.6 billion. In July 2012, the Company redeemed $358 million of its outstanding retail notes and provided notice to noteholders to redeem an additional $299 million of the retail notes in August 2012.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Components of net periodic (benefit) cost
Service cost	$60	$55	$4	$3
Interest cost	119	122	26	27
Expected return on plan assets	(181)	(179)	(23)	(24)
Amortization of prior service cost	3	6	(3)	(3)
Amortization of actuarial (gain) loss, net	27	10	13	9
Special termination benefits	0	1	0	0

Net periodic (benefit) cost	$28	$15	$17	$12

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Service cost	$121	$105	$7	$6
Interest cost	237	242	51	54
Expected return on plan assets	(362)	(359)	(44)	(48)
Amortization of prior service cost	7	12	(6)	(6)
Amortization of actuarial (gain) loss, net	53	20	27	18
Special termination benefits	2	2	0	0

Net periodic (benefit) cost	$58	$22	$35	$24

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

As described in Note 1, during the second quarter of 2012, the Company recorded two out of period adjustments resulting in a decrease of $122 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three and six months ended June 30, 2012. The adjustments resulted in a decrease in adjusted operating income of $106 million for the current quarter, including a reduction of $61 million to the Asset Management segment and a reduction of $45 million to the Corporate and Other operations of the Financial Services Businesses resulting from the increase in reserves. In addition, the reserves adjustment resulted in a reduction of $16 million to the Closed Block Business which was excluded from adjusted operating income.

Realized investment gains (losses), net, and related charges and adjustments

Realized investment gains (losses), net

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains and losses from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains and losses from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, certain gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment are also excluded from adjusted operating income. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$(21)	$(30)	$(48)	$(64)
Current period yield adjustments	$88	$59	$154	$123
Principal source of earnings	$(30)	$76	$(19)	$103

Terminated Hedges of Foreign Currency Earnings. The amounts shown in the table above primarily reflect the impact of an intercompany arrangement between Corporate and Other operations and the International Insurance segment, pursuant to which the non-U.S. dollar-denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP, so the resulting profits or losses are recorded in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income.

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $16 million and $12 million for the three months ended June 30, 2012 and 2011, respectively, and $30 million and $24 million for the six months ended June 30, 2012 and 2011, respectively. Additionally, as of June 30, 2012, there was a $609 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains and losses are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The realized investment gains and losses associated with the sale of these strategic investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the realized investment gains and losses associated with loans originated by the Company’s commercial mortgage operations, as well as related

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. The amounts shown in the table above for the three and six months ended June 30, 2012 reflect the impact of the Asset Management segment’s out of period adjustment discussed above.

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net gains (losses) from:
Other trading account assets	$(33)	$10	$33	$57
Foreign currency exchange movements	$1,503	$(12)	$124	$(223)
Other activities	$17	$9	$38	$(54)

Other Trading Account Assets. The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Asset management fees and other income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments are excluded from adjusted operating income.

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income. The amounts in the table above are largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, under U.S. GAAP, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss),” while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the change in value recorded within “Asset management fee and other income” is excluded from adjusted operating income.

Included in the $223 million net loss for the six months ended June 30, 2011 is an out of period adjustment recorded in the first quarter of 2011 that decreased income from continuing operations before equity in earnings of operating joint ventures by $95 million.

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company recorded additional losses of $65 million in the first quarter of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this settlement is excluded from adjusted operating income.” In the second quarter of 2012, the Company recorded a $12 million estimated recovery of this settlement, which is also excluded from adjusted operating income.

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net gains of $8 million, and $11 million for the three months ended June 30, 2012 and 2011, respectively, and net gains of $34 million and $12 million for the six months ended June 30, 2012 and 2011, respectively.

Related charges

Charges that relate to realized investment gains and losses are also excluded from adjusted operating income, and include the following:

•

The portion of the amortization of deferred policy acquisition costs, value of business acquired, unearned revenue reserves and deferred sales inducements for certain products that is related to net realized investment gains and losses.

•

Policyholder dividends and interest credited to policyholders’ account balances that relate to certain foreign life policies and certain domestic group life policies, respectively, that pass back certain realized investment gains and losses to the policyholder, and reserves for future policy benefits for certain policies where cash flows are affected by net realized investment gains and losses.

•

Market value adjustments paid or received upon a contractholder’s surrender of certain of the Company’s annuity products as these amounts mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives are carried at fair value, with realized and unrealized gains and losses reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans are carried at unpaid principal, net of unamortized discounts and an allowance for losses, with gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans reported in “Realized investment gains (losses), net.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities, which is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

with the historical treatment of charges related to realized investment gains and losses on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” These adjustments are in addition to the exclusion from adjusted operating income of net investment gains and losses on the related derivatives and commercial mortgage and other loans through “Realized investment gains (losses), net, and related charges and adjustments,” as discussed above. The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to ultimately accrue to the contractholders.

Divested businesses

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$107	$207	$528	$481
Retirement	147	171	303	343
Asset Management	48	227	169	381

Total U.S. Retirement Solutions and Investment Management Division	302	605	1,000	1,205

Individual Life	61	135	173	233
Group Insurance	46	49	8	88

Total U.S. Individual Life and Group Insurance Division	107	184	181	321

International Insurance	681	500	1,287	1,128

Total International Insurance Division	681	500	1,287	1,128

Corporate Operations	(261)	(237)	(624)	(506)

Total Corporate and Other	(261)	(237)	(624)	(506)

Adjusted Operating Income before income taxes for Financial Services Businesses	829	1,052	1,844	2,148

Reconciling items:
Realized investment gains (losses), net, and related adjustments	3,058	155	342	(210)
Charges related to realized investment gains (losses), net	(1,028)	(154)	(150)	(164)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	4	177	238	160
Change in experience-rated contractholder liabilities due to asset value changes	54	(178)	(192)	(144)
Divested businesses	9	0	10	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	19	13	(114)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,934	1,071	2,105	1,667

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(2)	13	28	45

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,932	$1,084	$2,133	$1,712

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Financial Services Businesses:
Individual Annuities	$968	$933	$1,926	$1,831
Retirement	1,242	1,248	2,349	2,454
Asset Management	483	656	1,022	1,204

Total U.S. Retirement Solutions and Investment Management Division	2,693	2,837	5,297	5,489

Individual Life	803	763	1,579	1,488
Group Insurance	1,549	1,486	3,096	2,992

Total U.S. Individual Life and Group Insurance Division	2,352	2,249	4,675	4,480

International Insurance	6,431	5,048	12,280	9,369

Total International Insurance Division	6,431	5,048	12,280	9,369

Corporate Operations	(71)	(35)	(196)	(92)

Total Corporate and Other	(71)	(35)	(196)	(92)

Total	11,405	10,099	22,056	19,246

Reconciling items:
Realized investment gains (losses), net, and related adjustments	3,058	155	341	(210)
Charges related to realized investment gains (losses), net	(23)	(33)	(52)	(67)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	4	177	238	160
Divested businesses	21	52	36	102
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(7)	(10)	(13)	(168)

Total Financial Services Businesses	14,458	10,440	22,606	19,063

Closed Block Business	1,678	1,804	3,153	3,351

Total per Unaudited Interim Consolidated Financial Statements	$16,136	$12,244	$25,759	$22,414

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Asset Management segment intersegment revenues	$131	$119	$260	$231

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation within Corporate and Other operations.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in millions)
Individual Annuities	$136,082	$123,394
Retirement	133,346	131,947
Asset Management	39,361	37,307

Total U.S. Retirement Solutions and Investment Management Division	308,789	292,648

Individual Life	44,908	43,063
Group Insurance	38,986	36,981

Total U.S. Individual Life and Group Insurance Division	83,894	80,044

International Insurance	177,226	168,961

Total International Insurance Division	177,226	168,961

Corporate Operations	7,079	9,347

Total Corporate and Other	7,079	9,347

Total Financial Services Businesses	576,988	551,000

Closed Block Business	70,475	69,244

Total	$647,463	$620,244

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2011 or first six months of 2012.

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

	PGFL	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$42	$678	$720
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	6	0	6
2010	6	0	6
2011	(29)	252	223
Six months 2012	4	339	343

Subtotal	(13)	591	578
Additional tax expense (benefit) recognized in Other Comprehensive Income	21	(15)	6

Additional tax expense to be recognized in future periods	$34	$102	$136

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life Insurance Company, Ltd. The majority of additional U.S. tax expense recognized in the first six months of 2012 is a result of the merger. The annual amount of additional tax expense related to the utilization of opening balance sheet deferred tax assets will be significantly lower in the future. As a result, the remaining $102 million of the additional tax expense will be recognized over an extended period of time.

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third party pricing information or quotes received and apply internally-developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2012 and December 31, 2011, these over-rides on a net basis were not material.

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

	As of June 30, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,394	$66	$		$15,460
Obligations of U.S. states and their political subdivisions	0	3,424	0			3,424
Foreign government bonds	0	80,841	21			80,862
Corporate securities	13	130,207	1,635			131,855
Asset-backed securities	0	7,777	3,069			10,846
Commercial mortgage-backed securities	0	12,237	186			12,423
Residential mortgage-backed securities	0	9,282	13			9,295

Subtotal	13	259,162	4,990			264,165
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	181	9			190
Obligations of U.S. states and their political subdivisions	0	269	0			269
Foreign government bonds	0	725	0			725
Corporate securities	0	11,983	103			12,086
Asset-backed securities	0	814	390			1,204
Commercial mortgage-backed securities	0	2,054	56			2,110
Residential mortgage-backed securities	0	1,889	2			1,891
Equity securities	843	122	19			984
Short-term investments and cash equivalents	254	16	0			270

Subtotal	1,097	18,053	579			19,729
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	41	0			41
Foreign government bonds	4	45	0			49
Corporate securities	18	744	37			799
Asset-backed securities	0	262	54			316
Commercial mortgage-backed securities	0	85	12			97
Residential mortgage-backed securities	0	85	1			86
Equity securities	313	46	1,222			1,581
All other(2)	1	14,797	45		(12,176)	2,667

Subtotal	336	16,105	1,371		(12,176)	5,636
Equity securities, available-for-sale	5,049	2,299	355			7,703
Commercial mortgage and other loans	0	306	37			343
Other long-term investments	161	48	1,042			1,251
Short-term investments	5,611	3,265	5			8,881
Cash equivalents	1,642	8,057	0			9,699
Other assets	140	96	8			244

Subtotal excluding separate account assets	14,049	307,391	8,387		(12,176)	317,651
Separate account assets(3)	39,307	175,263	20,698			235,268

Total assets	$53,356	$482,654	$29,085		$(12,176)	$552,919

Future policy benefits	$0	$0	$3,054	$		$3,054
Other liabilities	0	8,002	298		(7,930)	370

Total liabilities	$0	$8,002	$3,352		$(7,930)	$3,424

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,038	$66	$		$15,104
Obligations of U.S. states and their political subdivisions	0	3,055	0			3,055
Foreign government bonds	0	76,962	25			76,987
Corporate securities	12	125,411	1,450			126,873
Asset-backed securities	0	8,165	2,528			10,693
Commercial mortgage-backed securities	0	11,935	145			12,080
Residential mortgage-backed securities	0	9,840	16			9,856

Subtotal	12	250,406	4,230			254,648
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9			186
Obligations of U.S. states and their political subdivisions	0	284	0			284
Foreign government bonds	0	655	0			655
Corporate securities	0	10,927	109			11,036
Asset-backed securities	0	1,010	357			1,367
Commercial mortgage-backed securities	0	2,226	21			2,247
Residential mortgage-backed securities	0	1,842	2			1,844
Equity securities	769	122	20			911
Short-term investments and cash equivalents	684	267	0			951

Subtotal	1,453	17,510	518			19,481
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	502	39			555
Asset-backed securities	0	593	59			652
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	305	40	1,276			1,621
All other(2)	15	13,547	93		(11,222)	2,433

Subtotal	336	14,948	1,483		(11,222)	5,545
Equity securities, available-for-sale	5,004	2,171	360			7,535
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	193	(11)	1,110			1,292
Short-term investments	5,506	3,254	0			8,760
Cash equivalents	2,667	6,762	0			9,429
Other assets	3	86	9			98

Subtotal excluding separate account assets	15,174	295,640	7,796		(11,222)	307,388
Separate account assets(3)	40,319	158,703	19,358			218,380

Total assets	$55,493	$454,343	$27,154		$(11,222)	$525,768

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

(1)	“Netting” amounts represent cash collateral of $4,246 million and $3,368 million as of June 30, 2012 and December 31, 2011, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Primarily represents derivative assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2012 and December 31, 2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common shares of mutual funds. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on non-binding broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

Cash Equivalents and Short-Term Investments—Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have primarily been classified within Level 2 in the fair value hierarchy.

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

	As of June 30, 2012
	Internal(1)	External(2)	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$75	$75
Foreign government bonds	0	21	21
Corporate securities	988	787	1,775
Asset-backed securities	308	3,205	3,513
Commercial mortgage-backed securities	81	173	254
Residential mortgage-backed securities	3	13	16
Equity securities	89	1,507	1,596
Commercial mortgage and other loans	37	0	37
Other long-term investments	0	1,042	1,042
Short-term investments	5	0	5
Other assets	53	0	53

Subtotal excluding separate account assets(3)	1,564	6,823	8,387
Separate account assets	19,836	862	20,698

Total assets	$21,400	$7,685	$29,085

Future policy benefits	$3,054	$0	$3,054
Other liabilities	3	295	298

Total liabilities	$3,057	$295	$3,352

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in millions)
Assets:
Corporate securities	$ 988	Discounted cash flow	Discount rate	1.4% -17.5% (11.63%)
		Market comparables	EBITDA multiples(1)	5X - 8.5X (7.27X)
		Cap at call price	Call price	100% -101% (100.22%)
		Liquidation	Liquidation value	6.9% - 98% (73.82%)

Asset-backed securities	$ 308	Discounted cash flow	Prepayment rate	2.8% - 20% (6.50%)
			Default rate	0.5% - 2.5% (0.80%)
			Loss severity	25% - 40% (26.77%)
			Liquidity premium	0.5% - 2.75% (1.42%)
			Average life (years)	0.2 years -5 years (2.99 years)
			Comparable spreads	0.4% - 24.3% (3.47%)
			Comparable security yields	8.05% - 24.4% (12.65%)

Liabilities:
Future policy benefits	$3,054	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2.6%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate(2)	0% - 10%
			Equity volatility curve	22% - 32%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Corporate Securities—Internally-priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is the internally-developed discount rate. Significant increases in the discount rate would result in a significantly lower fair value, with the reverse being true for decreases in the discount rate. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. The Company also applies market comparables, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for certain securities. In isolation, an increase in the value of these inputs would result in an increase in fair value, with the reverse being true for decreases in the value of these inputs.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes a certain percentage of contractholders will utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) and will begin lifetime withdrawals at various time intervals from contract inception, with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

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

Based on historical experience, the Company applies a mortality rate adjustment compared to standard industry tables. Overall mortality rates vary by contract group based on the age of the contractholder. Generally, the Company does not expect actual mortality trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets—Separate account assets include $18,658 million of investments in real estate as of June 30, 2012 that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 4.75% to 10.5% (6.55% weighted average) and discount rates, which range from 6.25% to 25.0% (8.04% weighted average). Key unobservable inputs to real estate debt valuation include yield to maturity, which ranges from 2.28% to 11.77% (4.93% weighted average) and market spread over base rate, which ranges from 1.74% to 4.93% (3.48% weighted average).

Commercial Mortgage Loans—Separate account assets include $1,104 million of commercial mortgage loans as of June 30, 2012 that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which range from 1.95% to 8.41% (2.33% weighted average). In isolation, an increase in the value of this input would result in a decrease in fair value, with the reverse being true for decreases in the value of these inputs.

Transfers between Levels 1 and 2—During the three and six months ended June 30, 2012, $2.6 billion of separate account assets transferred from Level 1 to Level 2. The assets that transferred were foreign common stocks. This transfer was the result of an adjustment being made at June 30, 2012 to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets on that day. On March 31, 2012, and December 31, 2011 no such adjustment was made. There were no transfers between Levels 1 and 2 for the three months and six months ended June 30, 2011.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended June 30, 2012, as well as the portion of gains or losses included in income for the three months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012.

	Three Months Ended June 30, 2012
	Fixed Maturities Available- For-Sale - U.S. Government Authorities	Fixed Maturities Available- For-Sale - U.S. States	Fixed Maturities Available- For-Sale - Foreign Government Bonds	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset- Backed Securities	Fixed Maturities Available- For-Sale - Commercial Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$68	$10	$26	$1,633	$2,665	$161
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(27)	6	0
Included in other comprehensive income (loss)	0	0	0	26	(7)	(6)
Net investment income	0	0	0	3	8	(1)
Purchases	0	0	(1)	49	664	14
Sales	0	0	0	(8)	(35)	0
Issuances	0	0	0	0	0	0
Settlements	(2)	0	0	(78)	(213)	(1)
Foreign currency translation	0	0	0	18	19	2
Transfers into Level 3(1)	0	0	7	79	0	37
Transfers out of Level 3(1)	0	(10)	(11)	(60)	(38)	(20)

Fair Value, end of period	$66	$0	$21	$1,635	$3,069	$186

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$14	$11	$103	$389	$2	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	(1)	(1)	1	0
Net investment income	1	0	0	2	0	0
Purchases	0	0	13	39	16	0
Sales	0	0	(4)	0	0	0
Issuances	0	0	0	0	0	0
Settlements(2)	(2)	(2)	(5)	(39)	0	0
Transfers into Level 3(1)	0	0	1	0	37	0
Transfers out of Level 3(1)	0	0	(4)	0	0	0

Fair Value, end of period	$13	$9	$103	$390	$56	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$0	$(2)	$(1)	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$19	$39	$57	$12	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	(2)	(2)	1
Net investment income	0	0	1	1	0
Purchases	0	1	0	0	0
Sales	0	(3)	(2)	(1)	0
Issuances	0	0	0	0	0
Settlements	0	0	(1)	0	(1)
Foreign currency translation	1	0	1	0	0
Transfers into Level 3(1)	0	0	0	2	0
Transfers out of Level 3(1)	(1)	0	0	0	0

Fair Value, end of period	$19	$37	$54	$12	$1

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$(1)	$(1)	$(2)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- for-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$1,243	$48	$422	$75	$1,086
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	0	0	2	4
Asset management fees and other income	(10)	0	0	0	47
Included in other comprehensive income (loss)	0	0	17	0	0
Net investment income	0	0	0	0	2
Purchases	11	0	(1)	0	73
Sales	(21)	0	(4)	0	(2)
Issuances	0	0	0	0	0
Settlements	(33)	0	0	(40)	(143)
Foreign currency translation	30	0	10	0	1
Other	3	(3)	0	0	(4)
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	(89)	0	(22)

Fair Value, end of period	$1,222	$45	$355	$37	$1,042

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$0	$1	$1
Asset management fees and other income	$(5)	$0	$0	$0	$5

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Short-term Investments	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$0	$8	$19,935	$(1,709)	$(299)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4)	0	0	(1,180)	(8)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	0	466	0	0
Purchases	9	0	1,415	0	0
Sales	0	0	(289)	0	0
Issuances	0	0	0	(164)	0
Settlements	0	0	(771)	0	9
Foreign currency translation	0	0	0	(1)	0
Transfers into Level 3(1)	0	0	126	0	0
Transfers out of Level 3(1)	0	0	(184)	0	0

Fair Value, end of period	$5	$8	$20,698	$(3,054)	$(298)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(4)	$0	$0	$(1,194)	$(9)
Interest credited to policyholders’ account balances	$0	$0	$295	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers—As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the second quarter of 2012, it was determined that the pricing inputs for certain equity securities did not have a material liquidity discount and therefore, should be classified as Level 1, not Level 3. The transfer of these assets represents the majority of the transfers out of Level 3 for Equity Securities Available for Sale. Other transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2012
	Fixed Maturities Available-For- Sale -U.S. Government Authorities	Fixed Maturities Available- For-Sale - U.S. States	Fixed Maturities Available- For-Sale - Foreign Government Bonds	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset- Backed Securities	Fixed Maturities Available- For-Sale - Commercial Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(25)	8	0
Included in other comprehensive income (loss)	0	0	0	130	30	11
Net investment income	0	0	0	4	15	(3)
Purchases	0	10	0	221	1,171	33
Sales	0	0	0	(39)	(44)	0
Issuances	0	0	0	0	0	0
Settlements	(2)	0	0	(186)	(345)	(4)
Foreign currency translation	0	0	0	(6)	(10)	(1)
Other	2	0	0	(2)	0	0
Transfers into Level 3(1)	0	0	7	217	0	37
Transfers out of Level 3(1)	0	(10)	(11)	(129)	(284)	(32)

Fair Value, end of period	$66	$0	$21	$1,635	$3,069	$186

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Fixed Maturities Available-For- Sale - Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$16	$9	$109	$357	$21	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	(5)	4	1	0
Net investment income	1	0	0	3	0	0
Purchases	0	0	16	128	16	0
Sales	0	0	(4)	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(4)	(2)	(10)	(67)	0	0
Other	0	2	(2)	0	0	0
Transfers into Level 3(1)	0	0	3	0	37	0
Transfers out of Level 3(1)	0	0	(4)	(35)	(19)	0

Fair Value, end of period	$13	$9	$103	$390	$56	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$0	$(8)	$3	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$20	$39	$59	$14	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	1	(1)	1
Net investment income	0	0	1	1	0
Purchases	0	2	0	0	0
Sales	0	(4)	(3)	(2)	(1)
Issuances	0	0	0	0	0
Settlements	0	0	(2)	(1)	(1)
Foreign currency translation	0	0	(1)	0	0
Transfers into Level 3(1)	0	0	0	2	0
Transfers out of Level 3(1)	(1)	0	(1)	(1)	0

Fair Value, end of period	$19	$37	$54	$12	$1

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$1	$0	$1	$(1)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- for-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$1,276	$93	$360	$86	$1,110
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	(49)	2	0	3
Asset management fees and other income	34	0	0	0	68
Included in other comprehensive income (loss)	0	0	27	0	0
Net investment income	0	0	0	0	6
Purchases	13	0	62	0	115
Sales	(29)	0	(8)	0	(20)
Issuances	0	0	0	0	0
Settlements	(56)	4	0	(49)	(216)
Foreign currency translation	(18)	0	(3)	0	2
Other	3	(3)	0	0	(4)
Transfers into Level 3(1)	0	0	5	0	0
Transfers out of Level 3(1)	0	0	(90)	0	(22)

Fair Value, end of period	$1,222	$45	$355	$37	$1,042

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(1)	$(49)	$0	$(2)	$1
Asset management fees and other income	$34	$0	$0	$0	$20

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Short-term investments	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$0	$9	$19,358	$(2,886)	$(285)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4)	0	0	153	(17)
Asset management fees and other income	0	2	0	0	0
Interest credited to policyholders’ account balances	0	0	1,215	0	0
Purchases	9	0	1,844	0	0
Sales	0	(3)	(463)	0	0
Issuances	0	0	0	(321)	(11)
Settlements	0	0	(1,025)	0	18
Other	0	0	0	0	(3)
Transfers into Level 3(1)	0	0	216	0	0
Transfers out of Level 3(1)	0	0	(447)	0	0

Fair Value, end of period	$5	$8	$20,698	$(3,054)	$(298)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(4)	$0	$0	$109	$(18)
Interest credited to policyholders’ account balances	$0	$0	$773	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the second quarter of 2012, it was determined that the pricing inputs for certain equity securities did not have a material liquidity discount and therefore, should be classified as Level 1, not Level 3. The transfer of these assets represents the majority of the transfers out of Level 3 for Equity Securities Available for Sale. Other transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

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

	Three Months Ended June 30, 2011
	Fixed Maturities Available-For- Sale - Foreign Government Bonds	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset- Backed Securities	Fixed Maturities Available-For- Sale - Commercial Mortgage- Backed Securities	Fixed Maturities Available-For- Sale - Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,697	$2,756	$143	$21
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(10)	2	(33)	0
Included in other comprehensive income (loss)	0	8	8	16	0
Net investment income	0	3	7	6	0
Purchases	0	64	581	5	0
Sales	0	(58)	(228)	0	0
Issuances	0	1	0	0	0
Settlements	0	(175)	(86)	(33)	(1)
Foreign currency translation	0	1	7	1	0
Transfers into Level 3(2)	0	77	12	0	0
Transfers out of Level 3(2)	0	(330)	(126)	0	0

Fair Value, end of period	$27	$1,278	$2,933	$105	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(23)	$2	$(33)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$109	$386	$5	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	3	1	0	0
Net investment income	0	1	0	0
Purchases	4	75	10	0
Sales	0	(23)	0	0
Issuances	1	0	0	0
Settlements	(23)	(30)	(1)	(1)
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(15)	0	0	0

Fair Value, end of period	$84	$410	$14	$2

Unrealized gains for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$0	$1	$0	$0

	Three Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$81	$38	$83	$21	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	2	1	0
Net investment income	0	0	0	1	1
Purchases	3	3	0	0	(1)
Sales	(26)	(2)	(7)	(3)	0
Issuances	0	0	0	0	(1)
Settlements	0	0	(4)	(2)	0
Foreign currency translation	0	0	1	0	0
Transfers into Level 3(2)	0	1	2	0	0
Transfers out of Level 3(2)	0	0	0	0	0

Fair Value, end of period	$58	$40	$77	$18	$15

Unrealized gains for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$0	$0	$1	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available- for-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$164	$103	$1,655	$178	$804
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(5)	(6)	6	1
Asset management fees and other income	0	2	0	0	36
Included in other comprehensive income (loss)	0	0	6	0	0
Net investment income	0	0	0	0	0
Purchases	0	0	31	0	123
Sales	(2)	0	(37)	0	(2)
Issuances	0	0	0	0	0
Settlements	0	(6)	0	(40)	(2)
Foreign currency translation	3	0	15	0	3
Other(1)	0	0	0	0	267
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	0	0	(3)	0	0

Fair Value, end of period	$165	$94	$1,661	$144	$1,230

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(6)	$(15)	$6	$1
Asset management fees and other income	$0	$2	$0	$0	$17

	Three Months Ended June 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$16,632	$694	$0	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(146)	0	1
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	767	0	0	0
Purchases	0	971	1	0	0
Sales	0	(115)	0	0	0
Issuances	0	1	(1)	0	0
Settlements	0	(742)	(125)	0	0
Transfers into Level 3(2)	0	120	0	0	0
Transfers out of Level 3(2)	0	(98)	0	0	0

Fair Value, end of period	$9	$17,536	$423	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(146)	$0	$0
Interest credited to policyholders’ account balances	$0	$592	$0	$0	$0

(1)	Amount reflected for Other Long-term Investments represents assets acquired through the Star and Edison acquisition and have been identified as being carried at fair value through review of the portfolio.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	Six Months Ended June 30, 2011
	Fixed Maturities Available-For- Sale - Foreign Government Bonds	Fixed Maturities Available-For- Sale - Corporate Securities	Fixed Maturities Available-For- Sale - Asset- Backed Securities	Fixed Maturities Available-For- Sale - Commercial Mortgage- Backed Securities	Fixed Maturities Available-For- Sale - Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	26	(35)	0
Included in other comprehensive income (loss)	0	(2)	34	15	0
Net investment income	0	6	15	5	0
Purchases	0	424	1,005	5	0
Sales	0	(65)	(333)	(16)	0
Issuances	0	4	0	0	0
Settlements	0	(238)	(137)	(33)	(2)
Foreign currency translation	0	3	16	3	0
Other(1)	0	146	502	31	(1)
Transfers into Level 3(2)	0	185	233	0	0
Transfers out of Level 3(2)	0	(345)	(181)	0	0

Fair Value, end of period	$27	$1,278	$2,933	$105	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(36)	$4	$(41)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	(1)	4	0	0
Net investment income	0	2	0	0
Purchases	49	253	10	0
Sales	(11)	(23)	0	0
Issuances	1	0	0	0
Settlements	(31)	(47)	(1)	(1)
Other(1)	0	15	0	(15)
Transfers into Level 3(2)	10	0	0	0
Transfers out of Level 3(2)	(15)	(20)	0	0

Fair Value, end of period	$84	$410	$14	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$(1)	$4	$0	$0

	Six Months Ended June 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	1	0	7	5	3
Net investment income	0	0	0	1	1
Purchases	4	8	0	0	0
Sales	(27)	(4)	(10)	(6)	(6)
Issuances	0	0	0	0	0
Settlements	0	0	(6)	(2)	(1)
Foreign currency translation	0	0	3	0	0
Transfers into Level 3(2)	76	1	39	2	1
Transfers out of Level 3(2)	0	0	(10)	(1)	(1)

Fair Value, end of period	$58	$40	$77	$18	$15

Unrealized gains for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Asset management fees and other income	$0	$0	$4	$2	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available-for- Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(37)	(15)	6	4
Asset management fees and other income	13	4	0	0	67
Included in other comprehensive income	0	0	28	0	0
Net investment income	0	0	0	0	1
Purchases	1	0	41	0	133
Sales	(2)	0	(45)	0	(6)
Issuances	0	0	0	0	0
Settlements	(2)	(7)	(1)	(74)	(7)
Foreign currency translation	3	0	29	0	3
Other(1)	0	0	449	0	267
Transfers into Level 3(2)	126	0	824	0	0
Transfers out of Level 3(2)	0	0	(4)	0	0

Fair Value, end of period	$165	$94	$1,661	$144	$1,230

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(37)	$(25)	$6	$4
Asset management fees and other income	$13	$4	$0	$0	$38

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$0	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	456	0	(7)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	1,635	0	0	0
Purchases	0	1,802	(236)	0	0
Sales	0	(137)	0	0	0
Issuances	0	2	0	0	0
Settlements	0	(1,254)	(1)	0	8
Transfers into Level 3(2)	0	146	0	0	0
Transfers out of Level 3(2)	0	(450)	0	0	0

Fair Value, end of period	$9	$17,536	$423	$0	$(2)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$449	$0	$(8)
Interest credited to policyholders’ account balances	$0	$1,202	$0	$0	$0

(1)	Other primarily represents assets acquired through the Star and Edison acquisition. Other also includes reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	As of June 30, 2012
	Level 1	Level 2	Level3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$27	$13,480	$7	$		$13,514
Currency	0	160	0			160
Credit	0	34	0			34
Currency/Interest Rate	0	607	0			607
Equity	226	555	40			821
Netting(1)					(12,176)	(12,176)

Total derivative assets	$253	$14,836	$47		$(12,176)	$2,960

Derivative liabilities:
Interest Rate	$23	$6,986	$5	$		$7,014
Currency	0	137	0			137
Credit	0	113	0			113
Currency/Interest Rate	0	681	0			681
Equity	116	208	0			324
Netting(1)					(7,930)	(7,930)

Total derivative liabilities	$139	$8,125	$5		$(7,930)	$339

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,383	$5	$		$12,398
Currency	0	219	0			219
Credit	0	56	1			57
Currency/Interest Rate	0	562	0			562
Equity	149	365	83			597
Netting(1)					(11,222)	(11,222)

Total derivative assets	$159	$13,585	$89		$(11,222)	$2,611

Derivative liabilities:
Interest Rate	$9	$6,587	$6	$		$6,602
Currency	0	297	0			297
Credit	0	130	0			130
Currency/Interest Rate	0	928	0			928
Equity	0	246	0			246
Netting(1)					(7,854)	(7,854)

Total derivative liabilities	$9	$8,188	$6		$(7,854)	$349

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$40	$0	$(4)	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	6	(48)	(1)	3
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	5	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$40	$0	$2	$40	$0	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0	$6	$(48)	$(1)	$3
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$92	$2	$(8)	$127	$0	$(12)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(6)	0	1	(40)	2	5
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(4)	0	0	(5)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$82	$2	$(7)	$82	$2	$(7)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(6)	$0	$1	$(40)	$2	$5
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $4 million and $2 million of net losses being recorded for the three and six months ended June 30, 2012, respectively on certain commercial mortgage loans. The carrying value of these loans as of June 30, 2012 was $99 million. Similar commercial mortgage loan reserve adjustments of $1 million and $7 million in net losses were recorded for the three and six months ended June 30, 2011, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $70 million and $11 million were recorded for the three months ended June 30, 2012 and 2011, respectively, and $71 million and $14 million for the six months ended June 30, 2012 and 2011, respectively, for real estate related investments. These impairments were based primarily on appraised value. All impairments were classified as Level 3 in the valuation hierarchy. Impairments of $1 million and $1 million were recorded for the three months ended June 30, 2012 and 2011, respectively, and $2 million and $1 million for the six months ended June 30, 2012 and 2011, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses. Impairments of $4 million and $3 million were recorded for the three months ended June 30, 2012 and 2011 respectively, and $7 million and $4 million for the six months ended June 30. 2012 and 2011, respectively on mortgage servicing rights. These were based on internal models and classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and other liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$1	$(2)	$(1)	$(1)
Other changes in fair value	$0	$5	$0	$3
Other long-term investments:
Changes in fair value	$(3)	$0	$12	$4
Liabilities:
Other Liabilities:
Changes in fair value	$0	$0	$(3)	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $1 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and $5 million and $7 million for the six months ended June 30, 2012 and 2011, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $345 million and $344 million, respectively, as of June 30, 2012, and $603 million and $598 million, respectively, as of December 31, 2011. As of June 30, 2012, loans that were in nonaccrual status had fair values of $20 million and aggregate contractual principal amounts of $23 million, respectively.

The fair value of other long-term investments was $424 million as of June 30, 2012 and $366 million as of December 31, 2011.

The fair value and aggregate contractual principal amounts of other liabilities, for which the fair value option has been elected, were $295 million and $309 million, respectively, as of June 30, 2012, and $282 million and $294 million, respectively as of December 31, 2011. Interest expense recorded for these liabilities was $4 million and $6 million, respectively, for the three and six months ended June 30, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2012					December 31, 2011
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$3,186	$1,855	$5,041	$4,771	$5,354	$5,107
Commercial mortgage and other loans	0	777	37,968	38,745	36,100	37,138	34,831
Policy loans	0	0	14,309	14,309	11,456	14,858	11,559
Short-term investments	0	88	0	88	88	356	356
Cash and cash equivalents	3,489	1,054	0	4,543	4,543	4,822	4,822
Accrued investment income	0	2,784	0	2,784	2,784	2,793	2,793
Other assets	52	2,007	660	2,719	2,718	3,105	3,105

Total assets	$3,541	$9,896	$54,792	$68,229	$62,460	$68,426	$62,573

Liabilities:
Policyholders’ account balances-investment contracts	$0	$41,373	$61,683	$103,056	$100,862	$103,184	$102,245
Securities sold under agreements to repurchase	0	8,134	0	8,134	8,134	6,213	6,213
Cash collateral for loaned securities	0	3,103	0	3,103	3,103	2,973	2,973
Short-term debt	0	3,250	0	3,250	3,226	2,346	2,336
Long-term debt	999	20,559	4,402	25,960	24,299	25,828	24,622
Bank customer liabilities (2)	0	0	0	0	0	1,745	1,730
Other liabilities	0	4,871	880	5,751	5,795	5,876	5,907
Separate account liabilities-investment contracts	0	73,742	20,322	94,064	94,064	89,492	89,492

Total liabilities	$999	$155,032	$87,287	$243,318	$239,483	$237,657	$235,518

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.
(2)	Amount included in “Other liabilities” in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

The fair values presented above have been determined by using available market standard information and by applying market valuation methodologies, as described in more detail below.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Assets

Other assets included in the table above reflect those other assets that meet the definition of financial instruments, and include receivables, such as reinsurance recoverables, unsettled trades, accounts receivable and restricted cash. The Company believes that carrying value approximates fair value due to the short term until settlement of most of these assets.

Policyholders’ Account Balances–Investment Contracts

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt

The fair value of short-term and long-term debt, as well as debt of consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the debt of consolidated VIEs which is non-recourse to the Company, these fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value. Debt of consolidated VIEs is reflected within “Other liabilities.”

A portion of the senior secured notes issued by Prudential Holdings, LLC (the “IHC debt”) is insured by a third-party financial guarantee insurance policy. The effect of the third-party credit enhancement is not included in the fair value measurement of the IHC debt and the methodologies used to determine fair value consider the Company’s own non-performance risk.

Bank Customer Liabilities

The carrying amount for certain deposits (interest and non-interest demand, savings and money market accounts) approximates or equals their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates being offered on certificates at the reporting dates to a schedule of aggregated expected monthly maturities. Bank customer liabilities are reflected within “Other liabilities.” During 2012, the Company divested bank customer liabilities as part of a previously announced decision to limit banking operations to trust services.

Other Liabilities

Other liabilities are primarily payables, such as reinsurance payables, unsettled trades, drafts and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities–Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which equals the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees. Therefore, carrying value approximates fair value.

14. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies used in a non-dealer or broker capacity

Interest Rate Contracts

Interest rate swaps and exchange-traded futures and options are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

Foreign Exchange Contracts

Currency derivatives, including exchange-traded currency futures and options, currency forwards and currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Contracts

TBAs. The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company enhance the return on its investment portfolio. TBAs can provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

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

Embedded Derivatives. The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element, also referred to as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $2,960 million and $2,611 million as of June 30, 2012 and December 31, 2011, respectively, and total derivative liabilities of $339 million and $349 million as of June 30, 2012 and December 31, 2011, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

	June 30, 2012			December 31, 2011
Primary Underlying/Instrument Type	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$3,889	$40	$(452)	$5,048	$62	$(468)
Foreign Currency
Foreign Currency Forwards	826	10	(10)	753	6	(4)
Currency/Interest Rate
Foreign Currency Swaps	5,670	279	(349)	4,807	227	(438)

Total Qualifying Hedges	$10,385	$329	$(811)	$10,608	$295	$(910)

Non-Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$122,331	$10,250	$(3,283)	$107,560	$9,357	$(3,084)
Interest Rate Futures	7,468	27	(23)	6,192	10	(9)
Interest Rate Options	538	9	(3)	601	13	(3)
Interest Rate Forwards	1,247	1	(1)	2,139	6	0
Synthetic GIC’s	58,246	7	0	46,844	4	0
Foreign Currency
Foreign Currency Forwards	15,356	240	(136)	16,228	176	(335)
Foreign Currency Options	97	20	0	98	23	0
Currency/Interest Rate
Foreign Currency Swaps	5,629	242	(272)	5,390	224	(399)
Credit
Credit Default Swaps	2,589	35	(113)	3,298	58	(130)
Equity
Equity Futures	4,610	226	(116)	2,114	149	0
Equity Options	31,820	525	(57)	14,951	415	(66)
Total Return Swaps	6,140	72	(145)	6,797	34	(175)

Total Non-Qualifying Hedges	$256,071	$11,654	$(4,149)	$212,212	$10,469	$(4,201)

Total Derivatives(1)	$266,456	$11,983	$(4,960)	$222,820	$10,764	$(5,111)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,150 million as of June 30, 2012 and a net liability of $3,131 million as of December 31, 2011, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	Three Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(40)	$(23)	$0	$1	$10	$0
Currency	34	(1)	0	0	0	0

Total fair value hedges	(6)	(24)	0	1	10	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	(2)
Currency/Interest Rate	0	(2)	8	0	0	189

Total cash flow hedges	0	(2)	8	(5)	0	187

Net investment hedges
Currency(2)	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	(35)

Total net investment hedges	0	0	0	0	0	(29)

Non-qualifying hedges
Interest Rate	2,644	0	0	0	0	0
Currency	121	0	0	0	0	0
Currency/Interest Rate	5	0	1	0	0	0
Credit	(25)	0	0	0	0	0
Equity	310	0	0	0	0	0
Embedded Derivatives	(1,190)	0	0	0	0	0

Total non-qualifying hedges	1,865	0	1	0	0	0

Total	$1,859	(26)	$9	$(4)	$10	$158

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(12)	$(48)	$0	$3	$21	$0
Currency	3	(2)	0	0	0	0

Total fair value hedges	(9)	(50)	0	3	21	0

Cash flow hedges
Interest Rate	0	0	0	(9)	0	5
Currency/Interest Rate	0	(4)	(2)	0	0	72

Total cash flow hedges	0	(4)	(2)	(9)	0	77

Net investment hedges
Currency(2)	0	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	88

Total net investment hedges	0	0	0	0	0	86

Non-qualifying hedges
Interest Rate	1,218	0	0	0	0	0
Currency	72	0	0	0	0	0
Currency/Interest Rate	115	0	1	0	0	0
Credit	(28)	0	0	0	0	0
Equity	(1,000)	0	0	0	0	0
Embedded Derivatives	177	0	0	0	0	0

Total non-qualifying hedges	554	0	1	0	0	0

Total	$545	$(54)	$(1)	$(6)	$21	$163

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(34)	$(30)	$0	$2	$14	$0
Currency	(3)	(1)	0	0	0	0

Total fair value hedges	(37)	(31)	0	2	14	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	(3)
Currency/Interest Rate	0	(3)	0	0	0	(35)

Total cash flow hedges	0	(3)	0	(5)	0	(38)

Net investment hedges
Currency(2)	(9)	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	(12)

Total net investment hedges	(9)	0	0	0	0	(9)

Non-qualifying hedges
Interest Rate	740	0	0	0	0	0
Currency	(150)	0	0	0	0	0
Currency/Interest Rate	(43)	0	0	0	0	0
Credit	(6)	0	0	0	0	0
Equity	(92)	0	0	0	0	0
Embedded Derivatives	(140)	0	0	0	0	0

Total non-qualifying hedges	309	0	0	0	0	0

Total	$263	$(34)	$0	$(3)	$14	$(47)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(4)	$(60)	$0	$4	$30	$0
Currency	(32)	(2)	0	0	0	0

Total fair value hedges	(36)	(62)	0	4	30	0

Cash flow hedges
Interest Rate	0	0	0	(10)	(1)	7
Currency/Interest Rate	0	(6)	3	0	0	(105)

Total cash flow hedges	0	(6)	3	(10)	(1)	(98)

Net investment hedges
Currency(2)	(9)	0	0	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	26

Total net investment hedges	(9)	0	0	0	0	20

Non-qualifying hedges
Interest Rate	403	0	0	0	0	0
Currency	(168)	0	0	0	0	0
Currency/Interest Rate	(46)	0	0	0	0	0
Credit	(39)	0	0	0	0	0
Equity	(481)	0	0	0	0	0
Embedded Derivatives	495	0	0	0	0	0

Total non-qualifying hedges	164	0	0	0	0	0

Total	$119	$(68)	$3	$(6)	$29	$(78)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three and six months ended June 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2011	$(86)
Net deferred gains on cash flow hedges from January 1 to June 30, 2012	62
Amount reclassified into current period earnings	15

Balance, June 30, 2012	$(9)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using June 30, 2012 values, it is anticipated that a pre-tax loss of approximately $14 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2013, offset by amounts pertaining to the hedged items. As of June 30, 2012, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $(15) million and $(102) million as of June 30, 2012 and December 31, 2011.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of June 30, 2012 and December 31, 2011. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of less than 5 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	June 30, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$1	$795	$3
2	25	0	25	0

Subtotal	320	1	820	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0
Subtotal	0	0	0	0

Total	$320	$1	$820	$3

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	June 30, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$230	$1	$230	$2
Utilities	5	0	5	0
Finance	0	0	500	1
Services	20	0	20	0
Energy	20	0	20	0
Transportation	25	0	25	0
Retail and Wholesale	20	0	20	0

Total Credit Derivatives	$320	$1	$820	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of June 30, 2012 and December 31, 2011 was a liability of $63 million and $77 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $312 million and $664 million at June 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2012 and December 31, 2011, the Company had $1.769 billion and $1.978 billion of outstanding notional amounts, respectively, reported at fair value as a liability of $16 million and an asset of $2 million, respectively.

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes.” The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives was a gain of $31 million and $63 million for the three and six months ended June 30, 2011.

Counterparty Credit Risk

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The credit exposure of the Company’s over-the-counter (“OTC”) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty (ii) enter into agreements that allow the use of credit support annexes (“CSAs”), which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Likewise, the Company effects exchange-traded futures and options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position was $63 million as of June 30, 2012. In the normal course of business the Company has posted collateral related to these instruments of $18 million as of June 30, 2012. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2012, the Company estimates that it would be required to post a maximum of $45 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of June 30, 2012
(in millions)
Total outstanding mortgage loan commitments	$2,683
Portion of commitment where prearrangement to sell to investor exists	$1,080

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of June 30, 2012
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,974
Expected to be funded from separate accounts	$909
Portion of separate account commitments with recourse to Prudential Insurance	$146

(1)	Includes a remaining commitment of $261 million related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Transitional Financing Facilities Issued in Connection with Sale of PRERS

As of June 30, 2012
(in millions)
Total remaining available credit lines	$105

In connection with the sale of the real estate brokerage franchise and relocation business, the Company agreed to provide the buyer with transitional financing for the transferred relocation services business. The Company originally provided two six month facilities and one three year facility. The two six month facilities have expired. The three year facility provides $155 million of available financing and will expire in December 2014.

Guarantees of Investee Debt

As of June 30, 2012
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,474
Amount of above guarantee that is limited to separate account assets	$2,406
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next thirteen years. At June 30, 2012, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Securities Lending Transactions

As of June 30, 2012
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$17,198
Fair value of related collateral associated with above indemnifications	$17,407
Accrued liability associated with guarantee	$0

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

Guarantees of Global Commodities Business

As of June 30, 2012
(in millions)
Exposure under the guarantees	$7
Accrued liability associated with guarantees	$0

In conjunction with the sale of the Global Commodities Business, the Company entered into a guarantees transition and collateral agreement with Jefferies, pursuant to which the Company agreed to keep these guarantees outstanding until January 2013, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, provide collateral for such obligation. As of June 30, 2012, no collateral has been provided by Jefferies.

Guarantees of Asset Values

As of June 30, 2012
(in millions)
Guaranteed value of third parties assets	$58,449
Fair value of collateral supporting these assets	$61,227
Asset associated with guarantee, carried at fair value	$5

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

Guarantees of Credit Enhancements

As of June 30, 2012
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$148
Fair value of properties and associated tax credits that secure the guarantee	$174
Accrued liability associated with guarantee	$0

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

Indemnification of Serviced Mortgage Loans

As of June 30, 2012
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,086
First-loss exposure portion of above	$349
Accrued liability associated with guarantees	$18

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,202 million of mortgages subject to these loss-sharing arrangements as of June 30, 2012, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2012, these mortgages had an average debt service coverage ratio of 1.79 times and an average loan-to-value ratio of 65%. The Company’s total share of losses related to indemnifications that were settled was $2 million and $1 million, for the six months ended June 30, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Contingent Consideration

As of June 30, 2012
(in millions)
Maximum potential contingent consideration associated with acquisitions	$53

In connection with an acquisition, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired business of defined operating objectives. The arrangement will be resolved over the following twelve months. Any payment would result in an increase to assets.

Other Guarantees

As of June 30, 2012
(in millions)
Other guarantees where amount can be determined	$440
Accrued liability for other guarantees and indemnifications	$11

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $294 million of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Life and Group Insurance

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. That motion is pending decision by the court. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiff’s claims.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to sub-prime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims. In October 2011, the court held a bench trial to determine whether State Street had breached its fiduciary duty to PRIAC’s plan clients. In February 2012, the court issued a decision holding that State Street breached its fiduciary duty to the plans under ERISA to manage the investment funds prudently and to diversify them. The court held that PRIAC did not prove that State Street breached its duty of loyalty to the plans under ERISA. The court held that State Street’s breaches caused the plans’ losses in the amount of $76.7 million and, after crediting State Street for an earlier payment, awarded $28.1 million in damages in addition to the amount previously recovered as a result of the SEC settlement. The court has not yet ruled on State Street’s counterclaims and has reserved judgment on PRIAC’s requests for pre-judgment interest and attorney’s fees. In May 2012, the Company filed a motion seeking partial summary judgment to dismiss State Street’s counterclaims.

Other Matters

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In April 2012, the Company filed two actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al. and The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. Both matters seek to recover damages attributable to Company and affiliate entities’ and funds’ investments in residential mortgage-backed securities (“RMBS”). Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Uniform Securities Act and breaches of the New Jersey Civil RICO statute. The complaints seek unspecified damages.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2012 and December 31, 2011 (in millions)

	June 30, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$217,232	$46,933	$264,165	$208,132	$46,516	$254,648
Fixed maturities, held-to-maturity, at amortized cost	4,771	0	4,771	5,107	0	5,107
Trading account assets supporting insurance liabilities, at fair value	19,729	0	19,729	19,481	0	19,481
Other trading account assets, at fair value	5,349	287	5,636	5,228	317	5,545
Equity securities, available-for-sale, at fair value	4,651	3,052	7,703	4,413	3,122	7,535
Commercial mortgage and other loans	26,643	9,800	36,443	26,391	9,040	35,431
Policy loans	6,291	5,165	11,456	6,263	5,296	11,559
Other long-term investments	5,655	2,038	7,693	5,830	1,990	7,820
Short-term investments	8,253	716	8,969	8,593	528	9,121

Total investments	298,574	67,991	366,565	289,438	66,809	356,247
Cash and cash equivalents	13,390	852	14,242	13,201	1,050	14,251
Accrued investment income	2,180	604	2,784	2,177	616	2,793
Deferred policy acquisition costs	12,612	436	13,048	12,056	461	12,517
Other assets	14,964	592	15,556	15,748	308	16,056
Separate account assets	235,268	0	235,268	218,380	0	218,380

TOTAL ASSETS	$576,988	$70,475	$647,463	$551,000	$69,244	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$123,555	$51,160	$174,715	$119,248	$51,423	$170,671
Policyholders’ account balances	128,423	5,454	133,877	129,074	5,484	134,558
Policyholders’ dividends	278	6,323	6,601	286	5,511	5,797
Securities sold under agreements to repurchase	4,656	3,483	8,139	3,118	3,100	6,218
Cash collateral for loaned securities	2,247	856	3,103	2,254	719	2,973
Income taxes	9,073	(507)	8,566	6,993	(435)	6,558
Short-term debt	3,226	0	3,226	2,336	0	2,336
Long-term debt	22,549	1,750	24,299	22,872	1,750	24,622
Other liabilities	10,545	494	11,039	13,034	256	13,290
Separate account liabilities	235,268	0	235,268	218,380	0	218,380

Total liabilities	539,820	69,013	608,833	517,595	67,808	585,403

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income (loss)	8,099	191	8,290	5,250	168	5,418
Other attributed equity	28,460	1,271	29,731	27,567	1,268	28,835

Total attributed equity	36,559	1,462	38,021	32,817	1,436	34,253

Noncontrolling interests	609	0	609	588	0	588

Total equity	37,168	1,462	38,630	33,405	1,436	34,841

TOTAL LIABILITIES AND EQUITY	$576,988	$70,475	$647,463	$551,000	$69,244	$620,244

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2012 and 2011 (in millions)

	Three Months Ended June 30,
	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,813	$743	$7,556	$5,499	$771	$6,270
Policy charges and fee income	1,062	0	1,062	1,005	0	1,005
Net investment income	2,563	795	3,358	2,525	802	3,327
Asset management fees and other income	2,411	(14)	2,397	1,158	16	1,174
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(221)	(125)	(346)	(392)	(237)	(629)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	147	106	253	263	213	476
Other realized investment gains (losses), net	1,683	173	1,856	382	239	621

Total realized investment gains (losses), net	1,609	154	1,763	253	215	468

Total revenues	14,458	1,678	16,136	10,440	1,804	12,244

BENEFITS AND EXPENSES
Policyholders’ benefits	6,497	930	7,427	5,120	915	6,035
Interest credited to policyholders’ account balances	1,212	35	1,247	1,156	35	1,191
Dividends to policyholders	32	572	604	42	692	734
Amortization of deferred policy acquisition costs	1,229	8	1,237	503	8	511
General and administrative expenses	2,554	135	2,689	2,548	141	2,689

Total benefits and expenses	11,524	1,680	13,204	9,369	1,791	11,160

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,934	(2)	2,932	1,071	13	1,084

Income tax expense	730	2	732	289	3	292

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,204	(4)	2,200	782	10	792
Equity in earnings of operating joint ventures, net of taxes	6	0	6	10	0	10

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,210	(4)	2,206	792	10	802
Income (loss) from discontinued operations, net of taxes	8	(1)	7	16	0	16

NET INCOME (LOSS)	2,218	(5)	2,213	808	10	818
Less: Income attributable to noncontrolling interests	15	0	15	29	0	29

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,203	$(5)	$2,198	$779	$10	$789

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2012 and 2011 (in millions)

	Six Months Ended June 30,
	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$12,915	$1,414	$14,329	$10,318	$1,462	$11,780
Policy charges and fee income	2,111	0	2,111	1,953	0	1,953
Net investment income	5,092	1,586	6,678	4,833	1,612	6,445
Asset management fees and other income	2,253	9	2,262	1,786	32	1,818
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(532)	(387)	(919)	(729)	(475)	(1,204)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	376	338	714	521	426	947
Other realized investment gains (losses), net	391	193	584	381	294	675

Total realized investment gains (losses), net	235	144	379	173	245	418

Total revenues	22,606	3,153	25,759	19,063	3,351	22,414

BENEFITS AND EXPENSES
Policyholders’ benefits	12,081	1,789	13,870	9,739	1,729	11,468
Interest credited to policyholders’ account balances	2,144	69	2,213	1,945	69	2,014
Dividends to policyholders	70	976	1,046	73	1,209	1,282
Amortization of deferred policy acquisition	992	20	1,012	846	19	865
General and administrative expenses	5,214	271	5,485	4,793	280	5,073

Total benefits and expenses	20,501	3,125	23,626	17,396	3,306	20,702

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,105	28	2,133	1,667	45	1,712

Income tax expense	892	11	903	439	13	452

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,213	17	1,230	1,228	32	1,260
Equity in earnings of operating joint ventures, net of taxes	13	0	13	114	0	114

INCOME FROM CONTINUING OPERATIONS	1,226	17	1,243	1,342	32	1,374
Income (Loss) from discontinued operations, net of taxes	15	(1)	14	30	0	30

NET INCOME	1,241	16	1,257	1,372	32	1,404
Less: Income attributable to noncontrolling interests	26	0	26	54	0	54

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,215	$16	$1,231	$1,318	$32	$1,350

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and six months ended June 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We seek growth organically and through acquisitions, joint ventures or other forms of business combinations or investments. Our principal acquisition focus is in our current business lines, both domestic and international.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of the Businesses” in our 2011 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $961.1 billion of assets under management as of June 30, 2012, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

On May 11, 2012, the final regulations of the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), became effective setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”). These final regulations establish a three-stage process for designating a Covered Company. Based on the stage 1 criteria, which include having at least $50 billion in assets and meeting one of five additional quantitative measures, Prudential Financial is subject to further consideration. The Dodd-Frank Act requires that the prudential standards include requirements regarding risk-based capital and leverage; liquidity; overall risk management; resolution plans; early remediation; and credit concentration; and it authorizes additional standards regarding contingent capital; public disclosure; short-term debt limits; and other related subjects as appropriate. The Federal Reserve Board has proposed rules to implement these standards, the comment period for most of which closed on April 30, 2012. See “Business—Regulation” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On June 1, 2012, we signed an agreement with General Motors Co., pursuant to which we will assume certain of its pension benefit obligations to salaried retiree plan participants that are covered by the agreement. Upon fulfillment of certain conditions and closing, which is expected by the end of 2012, we will issue a payout annuity contract to the General Motors Salaried Pension Trust, and will assume responsibility for providing specified benefits to certain participants. Once closed, this pension risk transfer transaction will significantly expand the size of our existing payout annuity business.

On June 12, 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The Company exhausted all of the $1.5 billion share repurchase authorization established in June 2011.

Performance Highlights

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three and six months ended June 30, 3012 was $2,203 million and $1,215 million, respectively, compared to $779 million and $1,318 million for the three and six months ended June 30, 2011, respectively.

Pre-tax adjusted operating income for the Financial Services Businesses for the three and six months ended June 30, 3012 was $829 million and $1,844 million, respectively, compared to $1,052 million and $2,148 million for the three and six months ended June 30, 2011, respectively. See below under “Results of Operations” for a discussion of adjusted operating income.

Our financial condition and results of operations as of and for the three and six months ended June 30, 2012 and 2011 reflect the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Individual Annuities:
Gross sales	$5,358	$4,551	$10,317	$11,384
Net flows	3,348	2,218	6,220	6,715
Account values (at end of period)			124,094	116,027
Retirement:
Full Service:
Gross deposits and sales	$4,363	$4,128	$9,009	$8,976
Net additions (withdrawals)	692	(86)	(1,765)	(165)
Account values (at end of period)			142,405	146,580
Institutional Investment Products:
Gross sales	$8,457	$5,592	$12,856	$11,377
Net additions (withdrawals)	5,625	4,155	8,486	8,812
Account values (at end of period)			102,443	74,131
Asset Management:
Gross additions(1)	$19,900	$15,800	$42,500	$34,300
Net flows(1)	3,800	4,800	12,400	12,700
Assets under management (at end of period)			650,200	583,500
International Insurance:
Annualized new business premiums(2)	$1,127	$771	$1,946	$1,431
Individual Life:
Annualized new business premiums	$91	$68	$170	$133
Group Insurance:
Annualized new business premiums	$65	$52	$378	$552

(1)	Includes third party institutional and retail activity. Excludes money market activity.
(2)	On a constant exchange rate basis.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2012 and 2011 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures. Results for the three and six months ended June 30, 2012 reflect the impact of two adjustments related to prior periods. For further information, see Note 1 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$107	$207	$528	$481
Retirement	147	171	303	343
Asset Management	48	227	169	381

Total U.S. Retirement Solutions and Investment Management Division	302	605	1,000	1,205

Individual Life	61	135	173	233
Group Insurance	46	49	8	88

Total U.S. Individual Life and Group Insurance Division	107	184	181	321

International Insurance	681	500	1,287	1,128

Total International Insurance Division	681	500	1,287	1,128

Corporate and Other	(261)	(237)	(624)	(506)

Adjusted operating income before income taxes for the Financial Services Businesses	829	1,052	1,844	2,148
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	3,058	155	342	(210)
Charges related to realized investment gains (losses), net	(1,028)	(154)	(150)	(164)
Investment gains on trading account assets supporting insurance liabilities, net	4	177	238	160
Change in experience-rated contractholder liabilities due to asset value changes	54	(178)	(192)	(144)
Divested businesses	9	0	10	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	19	13	(114)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,934	1,071	2,105	1,667
Income (loss) from continuing operations before income taxes for Closed Block Business	(2)	13	28	45

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,932	$1,084	$2,133	$1,712

Results for the three and six months ended June 30, 2012 presented above reflect the following:

•

Individual Annuities segment results for the second quarter of 2012 decreased in comparison to the prior year period, primarily reflecting a higher net charge in the current quarter from adjustments to the reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, and to amortization of deferred policy acquisition and other costs. These adjustments were driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience. The benefit of higher asset-based fees compared to the prior year period, primarily due to higher average variable annuity account values invested in separate accounts, net of an increased level of distribution and amortization costs, was more than offset by higher general and administrative expenses, net of capitalization, also contributing to the decrease in results. Individual Annuities segment results for the first six months of 2012 increased in comparison to the prior year period, primarily reflecting a higher net benefit from adjustments to the reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, and to amortization of deferred policy acquisition and other costs.

•

Retirement segment results for the second quarter and first six months of 2012 decreased in comparison to the prior year periods. The decrease in both periods includes the impact of costs incurred in the second quarter of 2012 related to the divestiture of bank deposits previously held by Prudential Bank & Trust, FSB as a result of our decision to limit its operations to trust services. Excluding this item, the decreases primarily reflect lower net investment spread results, partially offset by higher asset-based fee income. The decrease for the first six months of 2012 compared to the prior year period also includes a less favorable reserve benefit from case experience.

•

Asset Management segment results decreased in both the second quarter and first six months of 2012 compared to prior year periods primarily due to a lower contribution from the segment’s strategic investing activities, which reflected a charge in the current year for an impairment of a real estate-related investment, compared to favorable results in the prior year primarily driven by a gain on the partial sale of a real estate seed investment. The lower contribution from these activities, as well as higher expenses in the current year offset the benefit from higher asset management fees.

•

Individual Life segment results for the second quarter and first six months of 2012 decreased in comparison to the prior year periods primarily due to an adverse fluctuation in mortality experience in 2012.

•

Group Insurance segment results decreased in the second quarter of 2012 compared to the second quarter of 2011 reflecting the comparative impact of updates to premium tax estimates, partially offset by more favorable underwriting results in our group life business. Group insurance segment results decreased in the first six months of 2012 in comparison to the first six months of 2011 reflecting less favorable underwriting results in both our group life and group disability businesses.

•

International Insurance segment results for the second quarter of 2012 improved from the second quarter of 2011. Results from the segment’s Life Planner operations improved $59 million in the current period, primarily reflecting business growth and a net favorable impact from foreign currency exchange rates including the impact of the Company’s currency hedging programs. Results from the segment’s Gibraltar Life and Other operations increased $122 million in the current year quarter primarily driven by business growth, the absence of claims and expenses associated with the 2011 earthquake in Japan, higher integration synergies associated with the acquisition of the Star and Edison Businesses, and favorable impact from foreign currency exchange rates, partly offset by higher business integration costs in the current quarter. International Insurance segment results increased in the first six months of 2012 in comparison to the prior year period. Results from the segment’s Life Planner operations improved $141 million, driven by continued business growth, a favorable net impact from foreign currency exchange rates and lower expenses. Results from the segment’s Gibraltar Life and Other operations increased $18 million, reflecting business growth, additional integration synergies associated with the acquisition of the Star and Edison Businesses, and the absence of claims and expenses associated with the 2011 earthquake in Japan. Offsetting these favorable items was the absence of a $153 million benefit recognized in the prior year period related to a partial sale of our investment, through a consortium, in China Pacific Insurance Group.

•

Corporate and Other operations resulted in an increased loss for the second quarter of 2012 compared to the second quarter of 2011 reflecting greater interest expense, net of investment income, driven mainly by higher levels of capital debt and a lower contribution from income from our qualified pension plan, partially offset by lower corporate expenses. Corporate and Other operations resulted in an increased loss for the first six months of 2012 compared to the first six months of 2011 reflecting greater interest expense, net of investment income, driven mainly by higher levels of capital debt, current year charges relating to our estimate of claims based on use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and a lower contribution from income from our qualified pension plan.

•

Pre-tax net realized investment gains and related charges and adjustments of the Financial Services Businesses for the second quarter and first six months of 2012 were $2,030 million and $192 million, respectively. Net gains for these periods primarily reflect the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure, which were largely offset by corresponding adjustments to accumulated other comprehensive income that are not included in net income or loss. Net gains also include net increases in the market value of derivatives used to manage investment portfolio duration, as well as the impacts of the embedded derivatives and related hedge positions associated with certain of our variable annuity contracts. These net gains were partially offset by other-than-temporary impairments of fixed maturity and equity securities.

•

Income from continuing operations before income taxes in the Closed Block Business decreased $15 million in the second quarter of 2012 compared to the second quarter of 2011, primarily reflecting a decrease in net realized investment gains and an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. These decreases were partially offset by a lower increase in the cumulative policyholder dividend obligation expense of $113 million. Income from continuing operations before income taxes in the Closed Block Business decreased $17 million in the first six months of 2012 compared to the first six months of 2011, primarily reflecting a decrease in net realized investment gains and an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. These decreases were partially offset by a lower increase in the cumulative policyholder dividend obligation expense of $219 million.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of the variable annuity contracts of our Individual Annuities segment. In 2011, we included certain results of our living benefits hedging program in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including certain results of our living benefits hedging program in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption. Accordingly, prior period financial information has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in deferred policy acquisition costs by $4.1 billion for the Financial Services Businesses and by $0.2 billion for the Closed Block Business, an increase in policy reserves for certain limited pay contracts by $0.2 billion for the Financial Services Businesses, and a reduction in total equity by $2.8 billion for the Financial Services Businesses and by $0.2 billion for the Closed Block Business. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three and six months ended June 30, 2011 was a decrease of $92 million and $173 million for the Financial Services Businesses, respectively, and an increase of $4 million and $9 million for the Closed Block Business, respectively. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Financial Services Businesses:
Revenues	$14,458	$10,440	$22,606	$19,063
Benefits and expenses	11,524	9,369	20,501	17,396

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,934	1,071	2,105	1,667
Income tax expense	730	289	892	439

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	2,204	782	1,213	1,228
Equity in earnings of operating joint ventures, net of taxes	6	10	13	114

Income from continuing operations for Financial Services Businesses	2,210	792	1,226	1,342
Income from discontinued operations, net of taxes	8	16	15	30

Net income—Financial Services Businesses	2,218	808	1,241	1,372
Less: Income attributable to noncontrolling interests	15	29	26	54

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$2,203	$779	$1,215	$1,318

Closed Block Business:
Revenues	$1,678	$1,804	$3,153	$3,351
Benefits and expenses	1,680	1,791	3,125	3,306

Income (loss) from continuing operations before income taxes for Closed Block Business	(2)	13	28	45
Income tax expense	2	3	11	13

Income (loss) from continuing operations for Closed Block Business	(4)	10	17	32
Income (loss) from discontinued operations, net of taxes	(1)	0	(1)	0

Net income (loss)—Closed Block Business	(5)	10	16	32
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$(5)	$10	$16	$32

Consolidated:

Net income attributable to Prudential Financial, Inc.	$2,198	$789	$1,231	$1,350

Results of Operations—Financial Services Businesses

2012 to 2011 Three Month Comparison. Income from continuing operations for the Financial Services Businesses increased $1,418 million, from $792 million in the second quarter of 2011 to $2,210 million in the second quarter of 2012. Results for the second quarter of 2012 compared to the second quarter of 2011 reflect the following:

•

Higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the strengthening of the yen against the Australian and U.S. dollar in the second quarter of 2012;

•

A $159 million favorable variance, before income taxes reflecting the net impact from mark-to-market of our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition; and

•

Higher net pre-tax gains associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described above, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changes in interest rates. The higher net pre-tax gains also reflects the comparative impact of gains in the second quarter of 2012 compared to losses in the prior year period resulting from changes in the market value of currency derivatives due to foreign currency exchange rate movements. These favorable items were partially offset by the comparative impact of declines in value on certain real estate-related investments in the current quarter compared to a gain on a partial sale of a real estate seed investment in the prior year period.

Partially offsetting these increases in income from continuing operations were the following items:

•	An increase in income tax expense reflecting the increase in pre-tax income from continuing operations; and

•

An $89 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance.

2012 to 2011 Six Month Comparison. Income from continuing operations for the Financial Services Businesses decreased $116 million, from $1,342 million in the first six months of 2011 to $1,226 million in the first six months of 2012. Results for the first six months of 2012 compared to the first six months of 2011 reflect the following:

•

An increase in income tax expense of $453 million, including an additional U.S. tax expense in 2012 of $337 million relating to realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses;

•

A $160 million unfavorable variance, before income taxes reflecting the net impact from mark-to-market of our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition; and

•	A $153 million pre-tax benefit in 2011 on the sale of a portion of our indirect interest in China Pacific Insurance Group.

Partially offsetting these decreases in income from continuing operations were the following items:

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, primarily reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations;

•

Higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the strengthening of the yen;

•

A $49 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance; and

•

Higher net pre-tax gains associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as described below, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from changes in interest rates. The higher net pre-tax gains also reflect the comparative impact of gains in the first six months of 2012 compared to losses in the prior year period resulting from changes in the market value of currency derivatives due to foreign currency exchange rate movements.

Results of Operations—Closed Block Business

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$968	$933	$1,926	$1,831
Benefits and expenses	861	726	1,398	1,350

Adjusted operating income	107	207	528	481
Realized investment gains (losses), net, and related adjustments(1)	2,193	320	390	303
Related charges(2)	(1,052)	(154)	(132)	(165)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,248	$373	$786	$619

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of embedded derivatives related to our living benefit features and related hedge positions as described below. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $100 million, from $207 million in the second quarter of 2011 to $107 million in the second quarter of 2012. The decrease in adjusted operating income was driven by an $89 million higher net charge from adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products and to amortization of deferred policy acquisition costs (“DAC”) and other costs. These adjustments are primarily due to the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding these items, adjusted operating income decreased $11 million. The decrease was driven by higher general and administrative expenses, net of capitalization, reflecting increased costs to support business development. These costs were partially offset by higher asset-based fee income primarily due to higher average variable annuity account values invested in separate accounts reflecting positive net flows over the last twelve months, net of an increased level of distribution and amortization costs. See “—Account Values” below for a further discussion of our account values and sales.

As shown in the following table, adjusted operating income for the second quarter of 2012 included $124 million of net charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs, compared to $35 million of net charges included in the second quarter of 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$(51)	$(83)	$(134)	$(16)	$(16)	$(32)
Quarterly adjustments for current period experience and other updates(3)	17	(7)	10	1	(4)	(3)

Total	$(34)	$(90)	$(124)	$(15)	$(20)	$(35)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $134 million and $32 million of net charges in the second quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	Second Quarter 2012	Second Quarter 2011
Actual rate of return	(2.0)%	0.8%
Expected rate of return	1.9%	1.7%

Lower than expected returns in the second quarter of 2012 decreased our estimate of total gross profits used as a basis for amortizing DAC and other costs and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Lower than expected returns in the second quarter of 2011 had similar, but less significant impacts primarily due to a smaller variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 8.4% per annum as of June 30, 2012, or approximately 2.1% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption, as discussed below.

As of June 30, 2012, for certain contract groups, the near-term future projected annual rate of return calculated using the reversion to the mean approach was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return under the reversion to the mean approach is 9.7% as of June 30, 2012. Included in the near-term blended maximum future rate are assumptions for returns on various asset classes, including a 4.3% annual weighted average rate of return on fixed income investments, and a 13% maximum annual rate of return on equity investments. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for some contract groups, all else being equal, future rates of return higher than the above mentioned near-term future projected four year return of 8.4% per annum, but less than the near-term blended maximum future rate of return of 9.7%, may still result in increases in the amortization of DAC and other costs, and the costs relating to the reserves for the GMDB and GMIB features of our variable annuity products.

The $10 million net benefit and $3 million net charge in the second quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for the second quarter of 2012 included a reduction to the amortization of DAC and other costs and an increase to the reserves related to the GMDB and GMIB features of our variable annuity products. The reduction to the amortization of DAC and other costs was driven by higher than expected gross profits primarily from lower than expected lapses and higher than expected general account spreads. The increase to the reserves related to the GMDB and GMIB features of our variable annuity products was driven by lower than expected lapses and higher than expected actual contract guarantee claims costs. The experience true-up adjustments for the second quarter of 2011 were primarily driven by an increase to the reserves related to the GMDB and GMIB features of our variable annuity products resulting from lower than expected lapses.

As noted previously, the quarterly adjustments to reflect current period market performance and experience and other updates impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods. Additionally, we include certain results of our living benefits hedging program in our best estimate of gross profits used to determine amortization rates, which also drives changes in the amortization of DAC and other costs in future periods. The table above excludes the current period impacts of resetting the amortization rates for this item, as both the results of our living benefits hedging program and related amortization of DAC and other costs are excluded from adjusted operating income, as described in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” However, adjusted operating income in future periods will include the impact on amortization of applying the new rates to actual gross profits. For additional information on our policy for amortizing DAC and DSI, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2012 to 2011 Six Month Comparison. Adjusted operating income increased $47 million, from $481 million in the first six months of 2011 to $528 million in the first six months of 2012. The increase in adjusted operating income was driven by a $49 million higher net benefit from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to amortization of DAC and other costs. These adjustments are primarily due to the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below. Excluding these items, adjusted operating income decreased $2 million, as the impacts of higher general and administrative expenses, net of capitalization, and higher fee income, net of distribution and amortization costs, were essentially offsetting.

As shown in the following table, adjusted operating income for the first six months of 2012 included $72 million of net benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs, compared to $23 million of net benefits included in the first six months of 2011.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB/ GMIB(2)	Total
	(in millions)
Quarterly market performance adjustments	$11	$52	$63	$1	$16	$17
Quarterly adjustments for current period experience and other updates(3)	15	(6)	9	2	4	6

Total	$26	$46	$72	$3	$20	$23

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB / GMIB features of our variable annuity products.

The $63 million and $17 million of net benefits in the first six months of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012		2011
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	7.6%	(2.0)%	3.7%	0.8%
Expected rate of return	2.1%	1.9%	1.7%	1.7%

Overall higher than expected returns in the first six months of 2012 increased our estimates of total gross profits used as a basis for amortizing DAC and other costs and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall higher than expected returns in the first six months of 2011 had similar, but less significant impacts primarily due to a smaller variance between actual and expected returns.

The $9 million and $6 million of net benefits in the first six months of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience and other updates, also referred to as experience true-up adjustments. The experience true-up adjustments for the first six months of 2012 included a reduction to the amortization of DAC and other costs and an increase to the reserves related to the GMDB and GMIB features of our variable annuity products. The reduction to the amortization of DAC and other costs was driven by higher than expected gross profits primarily from lower than expected lapses and higher than expected general account spreads. The increase to the reserves related to the GMDB and GMIB features of our variable annuity products was driven by lower than expected lapses, partially offset by lower than expected actual contract guarantee claims costs.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $35 million, from $933 million in the second quarter of 2011 to $968 million in the second quarter of 2012. Policy charges and fees and asset management fees and other income increased $45 million driven by higher average variable annuity account values invested in separate accounts primarily resulting from positive net flows over the last twelve months. See “—Account Values” below for a further discussion of our account values and sales. Partially offsetting the increase in revenues was a decrease in net investment income of $6 million, primarily reflecting a decline in reinvestment rates, and a decrease in premiums of $4 million, reflecting a decline in annuitizations of our variable annuity contracts.

2012 to 2011 Six Month Comparison. Revenues increased $95 million, from $1,831 million in the first six months of 2011 to $1,926 million in the first six months of 2012. Policy charges and fees and asset management fees and other income increased $121 million driven by higher average variable annuity account values invested in separate accounts primarily resulting from positive net flows. Partially offsetting the increase in revenues was a decrease in premiums of $16 million, reflecting a decline in annuitizations of our variable annuity contracts, and a decrease in net investment income of $10 million, primarily reflecting a decline in reinvestment rates.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $135 million, from $726 million in the second quarter of 2011 to $861 million in the second quarter of 2012. Absent the net $89 million increase related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $46 million. General and administrative expenses, net of capitalization, increased $34 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs associated with business development. The amortization of DAC increased $17 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven primarily by the inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of total gross profits used to determine amortization rates.

2012 to 2011 Six Month Comparison. Benefits and expenses increased $48 million, from $1,350 million in the first six months of 2011 to $1,398 million in the first six months of 2012. Absent the net $49 million decrease related to the adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and other costs, benefits and expenses increased $97 million. General and administrative expenses, net of capitalization, increased $69 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs associated with business development. The amortization of DAC increased $52 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven primarily by the inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of total gross profits used to determine amortization rates. Interest credited to policyholders’ account balances decreased $14 million, primarily due to lower crediting rates on account values in the fixed-rate account of the general account.

Account Values

The following table sets forth changes in account values for the individual annuities business, for the periods indicated. For our individual annuities business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable. Gross sales do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Variable Annuities(1):
Beginning total account value	$120,276	$109,969	$109,743	$102,348
Sales	5,344	4,531	10,287	11,346
Surrenders and withdrawals	(1,626)	(1,933)	(3,302)	(3,900)

Net sales	3,718	2,598	6,985	7,446
Benefit payments	(288)	(290)	(573)	(544)

Net flows	3,430	2,308	6,412	6,902
Change in market value, interest credited and other activity	(2,742)	493	5,429	4,045
Policy charges	(638)	(568)	(1,258)	(1,093)

Ending total account value(2)	$120,326	$112,202	$120,326	$112,202

Fixed Annuities:
Beginning total account value	$3,778	$3,841	$3,792	$3,837
Sales	14	20	30	38
Surrenders and withdrawals	(34)	(45)	(77)	(93)

Net redemptions	(20)	(25)	(47)	(55)
Benefit payments	(62)	(65)	(145)	(132)

Net flows	(82)	(90)	(192)	(187)
Interest credited and other activity	73	74	169	176
Policy charges	(1)	0	(1)	(1)

Ending total account value	$3,768	$3,825	$3,768	$3,825

Total Individual Annuities—Ending total account value	$124,094	$116,027	$124,094	$116,027

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of June 30, 2012, variable annuity account values are invested in equity portfolios ($58 billion or 48%), bond portfolios ($46 billion or 38%), market value adjusted or fixed-rate accounts ($8 billion or 7%) and other ($8 billion or 7%).

2012 to 2011 Three Month Comparison. Total account values for variable and fixed annuities of $124.1 billion as of June 30, 2012 were flat compared to March 31, 2012, and increased $8.1 billion compared to June 30, 2011. The values compared to March 31, 2012 reflect offsetting impacts of an increase from positive variable annuity net flows, and decreases from declines in the market value of customers’ variable annuities driven by unfavorable equity markets in the second quarter of 2012 and policy charges. The increase compared to June 30, 2011 reflects the impact of positive variable annuity net flows, partially offset by decreases from policy charges and an overall decline in the market value of customers’ variable annuities due to unfavorable investment performance over the last twelve months. Gross sales of our variable annuities increased $0.8 billion from $4.5 billion in the second quarter of 2011 to $5.3 billion in the second quarter of 2012. The increase reflects our product strength, customer value proposition and position as the primary provider of living benefit guarantees based on highest daily customer account value. Additionally, the increase reflects a benefit from actions taken by certain of our competitors to implement product modifications which scale back benefits and to exit, or limit their presence in, the variable annuity marketplace. Late in the second quarter of 2012, we announced certain product modifications to scale back benefits and increase pricing, expected to be effective in the third quarter of 2012. While this announcement had a limited impact on our gross sales in the second quarter of 2012, we expect a temporary increase in sales in the third quarter of 2012 in advance of the effective date of these modifications. Individual variable annuity surrenders and withdrawals decreased $0.3 billion despite the increase in account values, reflecting a decline in withdrawal rates.

2012 to 2011 Six Month Comparison. Total account values for variable and fixed annuities of $124.1 billion as of June 30, 2012 increased $10.6 billion and $8.1 billion compared to December 31, 2011 and June 30, 2011, respectively. The increase compared to December 31, 2011 reflects the impacts of positive variable annuity net flows and increases in the market value of customers’ variable annuities driven by overall favorable equity markets in 2012, partially offset by decreases from policy charges. The increase compared to June 30, 2011 reflects the impact of positive variable annuity net flows, partially offset by decreases from policy charges and an overall decline in the market value of customers’ variable annuities due to unfavorable investment performance over the last twelve months. Gross sales of our variable annuities decreased $1.0 billion from $11.3 billion in the first six months of 2011 to $10.3 billion in the first six months of 2012. The decrease is primarily driven by the impact of increased sales in 2011 in advance of product modifications we implemented in the first quarter of 2011 to scale back benefits and increase pricing. Individual variable annuity surrenders and withdrawals decreased $0.6 billion despite the increase in account values, reflecting a decline in withdrawal rates.

Variable Annuity Net Amount at Risk

The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance. Changes in the global financial markets can create volatility in the net amounts at risk embedded in our variable annuity products that include optional living benefit and GMDB features. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with these products, primarily through a combination of product design elements, such as an automatic rebalancing element and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of embedded derivatives related to our living benefit features and related hedge positions.” The rate of return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact of that portion of our variable annuity contracts that benefit from the automatic rebalancing element, the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

All new sales of optional living benefit features of our variable annuity products include an automatic rebalancing element, also referred to as an asset transfer feature. Our automatic rebalancing element occurs at the contractholder level, rather than at the fund level, and transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the automatic rebalancing element helps to mitigate our exposure to equity market risk and market volatility.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	June 30, 2012		December 31, 2011		June 30, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$80,811	$3,938	$70,341	$4,238	$68,273	$1,438
No automatic rebalancing element	15,254	2,008	15,300	2,361	17,219	1,622

Total variable annuity account values with living benefit features	$96,065	$5,946	$85,641	$6,599	$85,492	$3,060

	(% of total)
Automatic rebalancing element	84%	66%	82%	64%	80%	47%
No automatic rebalancing element	16%	34%	18%	36%	20%	53%

(1)	As of June 30, 2012, December 31, 2011 and June 30, 2011, asset values that have transferred to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 23% or $18.4 billion of the $80.8 billion total account value, 30% or $20.9 billion of the $70.3 billion total account value and 9% or $6.4 billion of the $68.3 billion total account value, respectively.

The increase in account values that include an automatic rebalancing element as of June 30, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of June 30, 2012 compared to December 31, 2011 primarily reflects the impact of overall favorable equity markets in the first six months of 2012, while the increase compared to June 30, 2011 primarily reflects the growth in our variable annuity business over the past twelve months and unfavorable market conditions experienced in the second half of 2011.

Our GMDBs guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used solely for purposes of determining benefits payable in the event of death. The net amount at risk associated with the GMDBs provided by our variable annuity contracts includes risk we have deemed suitable to retain. However, certain of these account values are affected by an automatic rebalancing element because the contractholder selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. An additional $21.3 billion, $21.1 billion and $23.4 billion of variable annuity account values, as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	June 30, 2012		December 31, 2011		June 30, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$80,811	$1,596	$70,341	$2,154	$68,273	$591
No automatic rebalancing element	36,537	4,769	36,407	5,628	40,666	4,285

Total variable annuity account values with death benefit features	$117,348	$6,365	$106,748	$7,782	$108,939	$4,876

	(% of total)
Automatic rebalancing element	69%	25%	66%	28%	63%	12%
No automatic rebalancing element	31%	75%	34%	72%	37%	88%

The increase in account values that include an automatic rebalancing element as of June 30, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of June 30, 2012 compared to December 31, 2011 primarily reflects the impact of overall favorable equity markets in the first six months of 2012, while the increase compared to June 30, 2011 primarily reflects the growth in our variable annuity business over the past twelve months and unfavorable market conditions experienced in the second half of 2011.

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

In addition, we evaluate hedge levels versus our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from our hedge target definition. Based on these considerations, beginning in the latter half of 2010, we decided to temporarily hedge to an amount less than our hedge target definition to be consistent with our long-term economic view and overall capital considerations of the Company. From the inception of this decision through June 30, 2012, we have experienced cumulative increases in the hedge target liability of approximately $1.7 billion related to the under-hedged risk, with no corresponding hedge asset increase. This cumulative impact includes $0.3 billion of net losses attributable to the first six months of 2012, and $1.4 billion of net losses attributable to prior periods. Because this decision is based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations, as described in “—Corporate and Other.”

As of June 30, 2012, the fair value of the living benefit embedded derivative under U.S. GAAP was a $3.0 billion liability. Excluding the impact of the cumulative adjustment for NPR of $6.2 billion, the value of the living benefit embedded derivative was a $9.2 billion liability. As of June 30, 2012, the value of our hedge target, based on our hedge target definition, was a $7.5 billion liability. The difference between the value of the hedge target and the value of the living benefit embedded derivative under U.S. GAAP, excluding NPR, as of June 30, 2012 is primarily attributable to the impact of the margins and return assumptions as discussed above.

As described above, our hedging strategy uses capital markets instruments to generally match certain capital market sensitivities of the portion of the hedge target liability we choose to hedge. As of June 30, 2012, the fair value of our hedge positions was a net asset position of $6.0 billion. Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as our decision to temporarily hedge to an amount that differs from our hedge target definition and other factors, the amount of hedge assets compared to our hedge target measured as of any specific point in time may be different, and is not expected to be fully offsetting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(1)
	(in millions)
Change in fair value of hedge positions	$2,430	$338	$(89)	$(229)
Change in value of hedge target liability, excluding unhedged portions(2)	(2,617)	(316)	186	185

Net hedging impact, excluding unhedged portions	(187)	22	97	(44)
Change in portions of embedded derivative liability, before NPR, excluded from hedge target definition(3)	(693)	(82)	(473)	83
Change in the NPR adjustment(4)	3,023	341	729	216

Net impact from changes in embedded derivative liability and hedge positions reported in the Individual Annuities segment	2,143	281	353	255

Related charge to amortization of DAC and other costs(5)	(1,038)	(125)	(103)	(108)

Net impact from changes in embedded derivative liability and hedge positions, after the impact of NPR, DAC and other costs, reported in the Individual Annuities segment	$1,105	$156	$250	$147

Change in value of unhedged portion of hedge target liability - reported in Corporate & Other operations(6)	$(876)	$(86)	$(294)	$(31)

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Represents the change in value based on our hedge target definition as described above, excluding the impacts of temporarily hedging to an amount that differs from our hedge target definition.
(3)	Represents the impact attributable to the difference between the value of the hedge target liability, based on our hedge target definition, and the value of the embedded derivative liability as defined by U.S. GAAP, before adjusting for NPR.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR, which reflects the financial strength ratings of our insurance subsidiaries, into the discount rate used in the valuation of those individual living benefit contracts in a liability position and not to those in a contra-liability position. As of June 30, 2012, the value of the embedded derivatives, before the adjustment for NPR, was a net liability of $9.2 billion. This net liability was comprised of $9.5 billion of individual living benefit contracts in a liability position, net of $0.3 billion of individual living benefit contracts in a contra-liability position.
(5)	Related charge to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”
(6)	Represents the impact of temporarily hedging to an amount that differs from our hedge target definition. This amount is not reported in the Individual Annuities segment. See “—Corporate and Other” for details.

2012 to 2011 Three Month Comparison. As shown in the table above, the net impacts from changes in the embedded derivative liability and hedge positions, after the impact of DAC and other costs, were net benefits of $1,105 million and $156 million for the second quarter of 2012 and 2011, respectively.

The net benefit of $1,105 million for the second quarter of 2012 included a net charge of $187 million resulting from the net impact of hedging, excluding the unhedged portions, driven by differences in the actual performance of the underlying separate accounts’ funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy, and increased levels of market volatility. Also included in the net benefit of $1,105 million was a net charge of $693 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP excluding NPR and the valuation of the hedge target liability, which we choose not to hedge. These charges were more than offset by a $3,023 million net benefit to reflect NPR, primarily due to a higher base of embedded derivatives in a liability position driven by lower interest rates and unfavorable equity markets, as well as widening of the credit spreads used in valuing NPR. We also recorded a net charge of $1,038 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC. The net charge of $1,038 million includes a $29 million charge from the current period impact of including the $187 million net impact of hedging in our best estimate of gross profits used to set amortization rates.

The net benefit of $156 million for the second quarter of 2011 included a net benefit of $22 million resulting from the net impact of hedging, excluding the unhedged portions. Also included in the net benefit of $156 million was a net charge of $82 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP excluding NPR and the valuation of the hedge target liability, which we choose not to hedge. These items were more than offset by a $341 million net benefit to reflect NPR, primarily due to widening of the credit spreads used in valuing NPR and a higher base of embedded derivatives in a liability position. We also recorded a net charge of $125 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC.

2012 to 2011 Six Month Comparison. As shown in the table above, the net impacts from changes in the embedded derivative liability and hedge positions, after the impact of DAC and other costs, were net benefits of $250 million and $147 million for the first six months of 2012 and 2011, respectively.

The net benefit of $250 million for the first six months of 2012 included a net benefit of $97 million resulting from the net impact of hedging, excluding the unhedged portions, driven by differences in the actual performance of the underlying separate accounts’ funds relative to the performance of the market indices we utilized as a basis for developing our hedging strategy, partially offset by increased levels of market volatility. Also included in the net benefit of $250 million was a net charge of $473 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP excluding NPR and the valuation of the hedge target liability, which we choose not to hedge. These items were more than offset by a $729 million net benefit to reflect NPR, primarily due to a higher base of embedded derivatives in a liability position driven by lower interest rates. We also recorded a net charge of $103 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC. The net charge of $103 million includes a $13 million net benefit from the current period impact of including the $97 million net impact of hedging in our best estimate of gross profits used to set amortization rates.

The net benefit of $147 million for the first six months of 2011 included a net charge of $44 million resulting from the net impact of hedging, excluding the unhedged portions, driven by increased levels of market volatility. Also included in the net benefit of $147 million was a net benefit of $83 million attributable to the difference between the valuation of the embedded derivative liability as defined by U.S. GAAP excluding NPR and the valuation of the hedge target liability, which we choose not to hedge, as well as a $216 million net benefit to reflect NPR, primarily due to widening of the credit spreads used in valuing NPR and a higher base of embedded derivatives in a liability position. We also recorded a net charge of $108 million from the inclusion of these items in current period gross profits used in calculating the amortization of DAC.

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

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$1,242	$1,248	$2,349	$2,454
Benefits and expenses	1,095	1,077	2,046	2,111

Adjusted operating income	147	171	303	343
Realized investment gains (losses), net, and related adjustments(1)	159	56	(1)	(19)
Related charges(2)	2	(2)	0	(6)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	87	191	168	187
Change in experience-rated contractholder liabilities due to asset value changes(4)	(29)	(192)	(122)	(171)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$366	$224	$348	$334

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses” and “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

Divestiture of Prudential Bank & Trust, FSB Bank Deposits

During the second quarter of 2012, we divested bank deposits previously held by Prudential Bank & Trust, FSB (“PB&T”) in connection with our previously announced decision to limit its operations to trust services. The divestiture resulted in $9 million of losses from the sale and related transaction costs in the second quarter of 2012. Additionally, our results for the three and six months ended June 30, 2012 reflect the loss of positive net investment spread from the PB&T deposits, a trend that we expect to continue in future periods.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $24 million, from $171 million in the second quarter of 2011 to $147 million in the second quarter of 2012. The decrease includes $9 million of costs incurred in the second quarter of 2012 related to the divestiture of bank deposits previously held by PB&T, as discussed above. Excluding this item, adjusted operating income decreased $15 million. The decrease was driven by lower net investment spread results, partially offset by higher asset-based fee income. Lower net investment spread results primarily reflect a decline in reinvestment rates and the impact of lower bank deposits, as discussed above, partially offset by the impacts of lower crediting rates driven by rate resets in the first quarter of 2012 and higher general account stable value account values in our full service business. Higher asset-based fee income primarily reflects an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows.

2012 to 2011 Six Month Comparison. Adjusted operating income decreased $40 million, from $343 million in the first six months of 2011 to $303 million in the first six months of 2012. The decrease includes $9 million of costs incurred in the second quarter of 2012 related to the divestiture of bank deposits previously held by PB&T, as discussed above. Excluding this item, adjusted operating income decreased $31 million. The decrease was driven by lower net investment spread results and a less favorable reserve benefit from case experience, partially offset by higher asset-based fee income. Lower net investment spread results primarily reflect a decline in reinvestment rates and the impact of lower bank deposits, as discussed above, partially offset by the impacts of lower crediting rates driven by rate resets in the first quarter of 2012 and higher general account stable value account values in our full service business. The less favorable reserve benefit from case experience was primarily driven by lower than expected mortality experience in the first quarter of 2012. Higher asset-based fee income primarily reflects an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $6 million, from $1,248 million in the second quarter of 2011 to $1,242 million in the second quarter of 2012. Net investment income decreased $28 million primarily reflecting lower portfolio yields and the impact of lower bank deposits, partially offset by the impact of higher general account stable value account values in our full service business. Policy charges and fee income and asset management fees and other income increased $14 million, primarily from higher asset-based fees reflecting the impacts of an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. Premiums increased $8 million, driven by higher sales of single premium annuities and higher premiums assumed on longevity reinsurance contracts, partially offset by lower sales of non-participating group annuity separate accounts and life-contingent structured settlements. The overall increase in premiums resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

2012 to 2011 Six Month Comparison. Revenues decreased $105 million, from $2,454 million in the first six months of 2011 to $2,349 million in the first six months of 2012. Premiums decreased $75 million, driven by lower sales of non-participating group annuity separate accounts and life-contingent structured settlements, partially offset by higher sales of single premium annuities and higher premiums assumed on longevity reinsurance contracts. The overall decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $54 million primarily reflecting lower portfolio yields and the impact of lower bank deposits, partially offset by the impact of higher general account stable value account values in our full service business. Policy charges and fee income and asset management fees and other income increased $24 million, primarily from higher asset-based fees reflecting the impacts of an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $18 million, from $1,077 million in the second quarter of 2011 to $1,095 million in the second quarter of 2012. Excluding the $9 million increase from costs incurred in the second quarter of 2012 related to the divestiture of bank deposits, as discussed above, benefits and expenses increased $9 million. Policyholders’ benefits, including the change in policy reserves, increased $13 million, primarily reflecting an increase in change in policy reserves associated with the increase in premiums as discussed above. General and administrative expenses, net of capitalization, decreased $7 million, primarily driven by a decline in life-contingent structured settlement commissions. Interest credited to policyholders’ account balances decreased $1 million, as the impacts of lower crediting rates driven by rate resets and lower bank deposits, were essentially offset by the impact of higher general account stable value account values in our full service business.

2012 to 2011 Six Month Comparison. Benefits and expenses decreased $65 million, from $2,111 million in the first six months of 2011 to $2,046 million in the first six months of 2012. Excluding the $9 million increase from costs incurred in the second quarter of 2012 related to the divestiture of bank deposits, as discussed above, benefits and expenses decreased $74 million. Policyholders’ benefits, including the change in policy reserves, decreased $57 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above, partially offset by a less favorable reserve benefit from case experience. The amortization of deferred policy acquisition costs decreased $19 million primarily driven by a refinement in the first quarter of 2011 to the methodology applied in calculating amortization for certain structured settlement contracts, with an equally offsetting impact to interest credited to policyholders’ account balances. General and administrative expenses, net of capitalization, decreased $13 million, primarily driven by costs incurred in the first quarter of 2011 related to certain legal matters and a decline in life-contingent structured settlement commissions. Interest credited to policyholders’ account balances increased $12 million primarily driven by a refinement in the first quarter of 2011 to the methodology applied in calculating reserves for certain structured settlement contracts, as mentioned above. The increase also reflects the impact of higher general account stable value account values in our full service business, partially offset by the impacts of lower crediting rates driven by rate resets and lower bank deposits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Full Service(1):
Beginning total account value	$145,991	$145,977	$139,430	$141,313
Deposits and sales	4,363	4,128	9,009	8,976
Withdrawals and benefits	(3,671)	(4,214)	(10,774)	(9,141)
Change in market value, interest credited and interest income and other activity(2)	(4,278)	689	4,740	5,432

Ending total account value	$142,405	$146,580	$142,405	$146,580

Net additions (withdrawals)	$692	$(86)	$(1,765)	$(165)

Institutional Investment Products(3):
Beginning total account value	$93,853	$68,892	$90,089	$64,183
Additions	8,457	5,592	12,856	11,377
Withdrawals and benefits(4)	(2,832)	(1,437)	(4,370)	(2,565)
Change in market value, interest credited and interest income	1,562	1,190	2,490	1,672
Other(5)	1,403	(106)	1,378	(536)

Ending total account value(6)	$102,443	$74,131	$102,443	$74,131

Net additions(6)	$5,625	$4,155	$8,486	$8,812

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $6.3 billion and $6.1 billion as of June 30, 2012 and 2011, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for the three and six months ended June 30, 2012 representing the divestiture of bank deposits previously held by PB&T, as a result of our decision to limit its operations to trust services.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit plan of $5.8 billion and $5.3 billion as of June 30, 2012 and 2011, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of both June 30, 2012 and 2011 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion and $0.7 billion as of June 30, 2012 and 2011, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(4)	Withdrawals and benefits includes $(893) million and $(900) million for the three and six months ended June 30, 2012, respectively, and $(18) million and $(52) million for the three and six months ended June 30, 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.
(5)	Other includes transfers from (to) the Asset Management segment of $(131) million for the three and six months ended June 30, 2012, and $(13) million and $(415) million for the three and six months ended June 30, 2011. Other also includes $893 million and $900 million for the three and six months ended June 30, 2012, respectively, and $18 million and $52 million for the three and six months ended June 30, 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for these transfers. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.
(6)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $53.2 billion and $28.0 billion as of June 30, 2012 and 2011, respectively. Net additions for the institutional investment products business include investment-only stable value account value net additions of $7.8 billion and $10.9 billion for the three and six months ended June 30, 2012, respectively, and $4.6 billion and $9.8 billion for the three and six months ended June 30, 2011, respectively.

2012 to 2011 Three Month Comparison. Account values in our full service business of $142.4 billion as of June 30, 2012 decreased $3.6 billion and $4.2 billion from March 31, 2012 and June 30, 2011, respectively. The decrease from March 31, 2012 was driven by a decline in the market value of customer funds due to equity market depreciation in the second quarter of 2012 and the divestiture of bank deposits, as discussed above, partially offset by net additions. The decrease from June 30, 2011 was primarily driven by net withdrawals over the last twelve months and the divestiture of bank deposits, partially offset by interest accrued on general account stable value account values over the last twelve months. Net additions (withdrawals) increased $0.8 billion from net withdrawals of $0.1 billion in the second quarter of 2011 to net additions of $0.7 billion in the second quarter of 2012. The increase was due to higher plan sales, driven by a $0.9 billion plan sale in the second quarter of 2012, and a lower volume of large plan lapses.

Account values in our institutional investment products business of $102.4 billion as of June 30, 2012 increased $8.6 billion and $28.3 billion from March 31, 2012 and June 30, 2011, respectively. The increase from March 31, 2012 was driven by additions of our fee-based investment-only stable value product and increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases from withdrawals and benefit payments. The increase from June 30, 2011 was driven by additions of our fee-based investment-only stable value and longevity reinsurance products and increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases from withdrawals and benefit payments. Net additions increased $1.4 billion from net additions of $4.2 billion in the second quarter of 2011 to net additions of $5.6 billion in the second quarter of 2012, primarily reflecting higher sales of our fee-based investment-only stable value product, partially offset by a transfer of client balances from accounts we manage to externally-managed accounts.

2012 to 2011 Six Month Comparison. Account values in our full service business of $142.4 billion as of June 30, 2012 increased $3.0 billion from December 31, 2011, and decreased $4.2 billion from June 30, 2011. The increase from December 31, 2011 was driven by an increase in the market value of customer funds primarily due to equity market appreciation in the first quarter of 2012, partially offset by net withdrawals and the divestiture of bank deposits. The decrease from June 30, 2011 was primarily driven by net withdrawals over the last twelve months and the divestiture of bank deposits, partially offset by interest accrued on general account stable value account values over the last twelve months. Net additions (withdrawals) decreased $1.6 billion from net withdrawals of $0.2 billion in the first six months of 2011 to net withdrawals of $1.8 billion in the first six months of 2012. The decrease was primarily driven by a higher volume of large plan lapses.

Account values in our institutional investment products business of $102.4 billion as of June 30, 2012 increased $12.4 billion and $28.3 billion from December 31, 2011 and June 30, 2011, respectively. The increase from December 31, 2011 was primarily driven by additions of our fee-based investment-only stable value and longevity reinsurance products and increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases from withdrawals and benefit payments. The increase from June 30, 2011 was driven by additions of our fee-based investment-only stable value and longevity reinsurance products and increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases from withdrawals and benefit payments. Net additions decreased $0.3 billion from net additions of $8.8 billion in the first six months of 2011 to net additions of $8.5 billion in the first six months of 2012, as higher sales of our fee-based investment-only stable value and longevity reinsurance products were more than offset by a transfer of client balances from accounts we manage to externally-managed accounts and withdrawals and benefit payments.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$483	$656	$1,022	$1,204
Expenses	435	429	853	823

Adjusted operating income	48	227	169	381
Realized investment gains (losses), net, and related adjustments(1)	0	5	(5)	(15)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	13	27	29	54

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$61	$259	$193	$420

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $179 million, from $227 million in the second quarter of 2011 to $48 million in the second quarter of 2012 primarily driven by a lower contribution from the segment’s strategic investing activities. The results of strategic investing activities for the second quarter of 2012 reflect $95 million of declines in values on certain real estate-related investments, including a $75 million impairment on a single investment, of which $61 million relates to prior periods. This compares to a $65 million contribution from real estate strategic investing activities in the second quarter of 2011 primarily driven by a $61 million gain on a partial sale of a real estate seed investment. Additionally, results for the second quarter of 2012 reflect an increase in operating expenses, largely related to new fund launches and business growth.

These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the second quarter of 2011.

2012 to 2011 Six Month Comparison. Adjusted operating income decreased $212 million, from $381 million in the first six months of 2011 to $169 million in the first six months of 2012 reflecting lower contributions from the segment’s strategic investing activities and commercial mortgage activities. The decrease in strategic investing activities reflects $113 million of declines in values on certain real estate-related investments in the first six months of 2012, including a $75 million impairment on a single investment, of which $61 million relates to prior periods. This compares to a $75 million contribution from real estate strategic investing activities in the first six months of 2011 primarily driven by a $61 million gain on a partial sale of a real estate seed investment. The decrease in the segment’s commercial mortgage activities reflects lower gains on sales of foreclosed commercial real estate assets in the interim loan portfolio in the first six months of 2012 compared to the first six months of 2011. In addition, in the first six months of 2011, the segment’s commercial mortgage activities benefited from the impact of loan payoffs on net credit and valuation-related charges on interim loans. Additionally, results for the first six months of 2012 reflect an increase in operating expenses, largely related to new fund launches and business growth, as well as increased compensation.

These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the second quarter of 2011.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$186	$178	$373	$352
Retail customers(1)	118	108	233	212
General account	85	82	169	160

Total asset management fees	389	368	775	724

Incentive fees	9	20	0	13
Transaction fees	13	10	21	21
Strategic investing	(90)	76	(79)	100
Commercial mortgage(2)	42	43	62	72

Other related revenues	(26)	149	4	206

Service, distribution and other revenues(3)	120	139	243	274

Total revenues	$483	$656	$1,022	$1,204

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $16 million and $19 million in the three months ended June 30, 2012 and 2011, respectively, and $31 million and $36 million in the six months ended June 30, 2012 and 2011, respectively.

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $173 million, from $656 million in the second quarter of 2011 to $483 million in the second quarter of 2012. Strategic investing revenues decreased $166 million primarily due to $93 million of declines in values on certain real estate-related investments, including a $75 million impairment on a single investment, as discussed above. This compares to a $69 million contribution from real estate investing activities in the second quarter of 2011, primarily driven by a $61 million gain in the second quarter of 2011 on a partial sale of a real estate seed investment, as discussed above. Service, distribution and other revenues decreased by $19 million, which includes lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds, as well as lower mutual fund service fees. Performance-based incentive fees decreased $11 million primarily driven by lower net asset values of institutional real estate funds.

Partially offsetting the decreases in revenue above was an increase in asset management fees of $21 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the second quarter of 2011.

2012 to 2011 Six Month Comparison. Revenues decreased $182 million, from $1,204 million in the first six months of 2011 to $1,022 million in the first six months of 2012. Strategic investing revenues decreased $179 million reflecting $109 million of declines in values on certain real estate-related investments in the first six months of 2012, including a $75 million impairment on a single investment, as discussed above. This compares to a $82 million contribution from real estate strategic investing activities in the first six months of 2011, primarily driven by a $61 million gain in the second quarter of 2011 on a partial sale of a real estate seed investment, as discussed above. Service, distribution and other revenues decreased $31 million, which includes lower revenues for certain consolidated funds, which were fully offset by lower expenses related to the noncontrolling interest in these funds, as well as lower mutual fund service fees. Commercial mortgage revenues decreased $10 million primarily reflecting lower gains on sales of foreclosed real estate assets as well as the impact from loan payoffs on net credit and valuation-related charges on interim loans for the first six months of 2011, as discussed above, partially offset by higher agency fees due to higher production. Performance-based incentive fees decreased $13 million primarily driven by lower net asset values of institutional real estate funds. A portion of these incentive-based fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2012, $79 million in cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international market conditions.

Partially offsetting the decreases in revenue above was an increase in asset management fees of $51 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the second quarter of 2011.

Expenses

2012 to 2011 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $6 million, from $429 million in the second quarter of 2011 to $435 million in the second quarter of 2012, driven primarily by increases in costs related to new fund launches and business growth. These increases were partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

2012 to 2011 Six Month Comparison. Expenses increased $30 million, from $823 million in the first six months of 2011 to $853 million in the first six months of 2012, primarily driven by increased costs related to new fund launches and business growth, as well as an increase in compensation costs, due to increased head count and higher earnings subject to compensation. These increases were partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following tables set forth assets under management by asset class and source as of the dates indicated and net additions, excluding money market activity, by source for the periods indicated. In managing our business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues is fees based on assets under management.

	June 30, 2012	December 31, 2011	June 30, 2011
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$45.8	$44.2	$51.1
Fixed income	210.5	197.2	178.5
Real estate	30.1	27.7	26.6

Institutional customers(1)(2)	286.4	269.1	256.2

Retail customers:
Equity	79.9	70.8	78.6
Fixed income	49.0	45.7	29.1
Real estate	1.3	1.4	1.6

Retail customers(3)	130.2	117.9	109.3

General account:
Equity	4.4	4.2	4.3
Fixed income	227.7	226.6	212.4
Real estate	1.5	1.3	1.3

General account	233.6	232.1	218.0

Total assets under management	$650.2	$619.1	$583.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in billions)
Net additions (withdrawals), excluding money market activity:
Third Party:
Institutional customers(4)	$0.0	$5.0	$5.4	$10.9
Retail customers	3.8	(0.2)	7.0	1.8
Affiliated:
Institutional customers	(1.4)	(0.4)	(1.5)	(1.7)
Retail customers	7.3	(0.9)	(2.1)	0.4
General account(5)	(0.5)	(1.5)	(1.3)	12.9

Total net additions (withdrawals), excluding money market activity	$9.2	$2.0	$7.5	$24.3

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of June 30, 2012, December 31, 2011 and June 30, 2011, includes $33.7 billion, $29.7 billion and $24.0 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(4)	Three months ended June 30, 2012 and 2011, includes $2.5 billion and $2.5 billion, respectively, and the six months ended June 30, 2012 and 2011, includes $3.5 billion and $5.3 billion, respectively, of net additions related to investment-only stable value products.
(5)	The six months ended June 30, 2011 includes $15.2 billion in net additions from the acquisition of the Star and Edison Businesses.

2012 to 2011 Six Month Comparison. Assets under management were $650.2 billion at June 30, 2012, an increase of $31.1 billion from December 31, 2011. Institutional assets under management increased $17.3 billion from December 31, 2011 to June 30, 2012 driven by market appreciation of $13.1 billion, as well as net additions of $5.4 billion from third-party clients from positive flows into fixed income accounts, including $3.5 billion of net additions associated with investment-only stable value products. Retail assets under management increased $12.3 billion from December 31, 2011 to June 30, 2012 driven by net additions of $7.0 billion from third-party clients from positive flows primarily into equity accounts and market appreciation of $6.9 billion. General account assets increased $1.5 billion due largely to market appreciation of $5.2 billion partially offset by net withdrawals primarily from fixed income funds.

Assets under management increased $66.7 billion from June 30, 2011. Institutional assets under management increased $30.2 billion from June 30, 2011 to June 30, 2012 driven by market appreciation of $21.4 billion, as well as net additions of $11.2 billion from third-party clients, primarily from positive flows into fixed income accounts, including $8.2 billion of net additions associated with investment-only stable value products. Retail assets under management increased $20.9 billion from June 30, 2011 to June 30, 2012 from net additions of $8.7 billion from third-party clients and net additions of $12.0 billion from affiliated assets under management primarily from variable annuity assets rebalancing into a fixed income fund. General account assets increased $15.6 billion primarily driven by market appreciation of $17.4 billion.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2012	2011
	(in millions)
Co-Investments:
Real estate	$448	$469
Fixed income	24	31
Seed Investments:
Real estate	22	22
Public equity	210	145
Fixed income	210	181
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	19
Private equity secured by investor equity	23	19
Real estate secured by fund assets	4	143

Total	$941	$1,029

Commercial Mortgage Interim Loan Portfolio

The following table sets forth information regarding the interim loan portfolio of the Asset Management segment’s commercial mortgage operations as of the dates indicated.

	June 30,
	2012	2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding(1)	$560	$938
Allowance for credit or valuation-related losses	$30	$67
Weighted average loan-to-value ratio(2)(3)	93%	98%
Weighted average debt service coverage ratio(2)	1.49	1.43

(1)	As of June 30, 2012 and 2011, excludes $8 million and $16 million, respectively, of commitments for future fundings that would need to be disbursed if borrowers meet the conditions for these fundings and $44 million and $35 million, respectively, of commercial real estate held for sale related to foreclosed interim loans.
(2)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.
(3)	For those loans where the loan amount is greater than the collateral value, the excess of the loan amount over the collateral value was $32 million and $82 million as of June 30, 2012 and 2011, respectively.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$803	$763	$1,579	$1,488
Benefits and expenses	742	628	1,406	1,255

Adjusted operating income	61	135	173	233
Realized investment gains (losses), net, and related adjustments(1)	(7)	(28)	23	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$54	$107	$196	$231

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $74 million, from $135 million in the second quarter of 2011 to $61 million in the second quarter of 2012, primarily attributable to $70 million from mortality experience, net of reinsurance, which was unfavorable relative to expected levels in the current period, compared to the second quarter of 2011, which was favorable relative to expected levels. Net investment spread results were lower by $3 million reflecting a decline in reinvestment rates, partially offset by an increase in assets supporting universal life business growth and higher policyholder account balances. The decrease in adjusted operating income also reflects a $1 million increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimates of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the second quarter of 2012 and 2011 compared to our previously expected quarterly rate of return used in our estimate of total gross profits.

	Second Quarter 2012	Second Quarter 2011
Actual rate of return	(3.4)%	0.4%
Expected rate of return	2.1%	2.0%

Lower than expected market returns in the second quarter of 2012 and 2011 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimates of total gross profits resulted in a net expense of $2 million and $1 million in the second quarter of 2012 and 2011, respectively, reflecting a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 9.2% per annum as of June 30, 2012, or approximately 2.2% per quarter.

2012 to 2011 Six Month Comparison. Adjusted operating income decreased $60 million, from $233 million in the first six months of 2011 to $173 million in the first six months of 2012, primarily driven by $53 million from mortality experience, net of reinsurance, which was unfavorable relative to expected levels, compared to the first six months of 2011. The decrease in adjusted operating income also reflects a $9 million increase in general and administrative expenses primarily reflecting a charge related to the correction of a delay in the execution of certain client mutual fund transactions and a $1 million decline in net investment spread results reflecting a decline in reinvestment rates, partially offset by an increase in assets supporting universal life business growth and higher policyholder account balances. These decreases to adjusted operating income were partially offset by $3 million of lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, which is described in more detail below. This decrease in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods.

The changes in our estimates of total gross profits arising from separate account fund performance, as discussed above, reflect the impact on our estimates of total gross profits of the difference between our actual quarterly rate of return on separate accounts compared to our previously expected quarterly rate of return. The following table shows the actual quarterly rate of return on separate accounts for the first and second quarters of 2012 and 2011 compared to our previously expected quarterly rate of return used in our estimates of total gross profits.

	2012		2011
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	8.8%	(3.4)%	4.4%	0.4%
Expected rate of return	2.5%	2.1%	2.2%	2.0%

The overall higher than expected market returns in the first six months of 2012 and 2011 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimates of total gross profits resulted in a net benefit of $4 million and $1 million for the first six months of 2012 and 2011, respectively, reflecting a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. The decrease in amortization for the first six months of 2012 and 2011 also reflects the impact of using the near-term future rate of return assumptions for all contract groups, as described above.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $40 million, from $763 million in the second quarter of 2011 to $803 million in the second quarter of 2012. Policy charges and fees and asset management fees and other income increased $29 million driven by an increase from income on an affiliated note received as consideration for a surplus note issued in September 2011 to Prudential Financial related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies. The income from this note is offset by higher interest expense as described below. Also included in policy charges and fees and asset management fees and other income was an increase driven by growth in our universal life insurance product that was largely offset by the ongoing impact of run-off of variable life insurance in force. Net investment income increased $11 million reflecting higher asset balances resulting from growth in our universal life and term insurance products including higher policyholders’ account balances resulting from increased policyholder deposits and higher capital requirements as well as higher assets supporting policy reserves, partially offset by lower invested asset yields from declines in portfolio reinvestment rates.

2012 to 2011 Six Month Comparison. Revenues increased $91 million, from $1,488 million in the first six months of 2011 to $1,579 million in the first six months of 2012. Policy charges and fees and asset management fees and other income increased $59 million driven by an increase from income on an affiliated note received as consideration for a surplus note issued in September 2011 to Prudential Financial related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies. The income from this note is offset by higher interest expense as described below. Also included in policy charges and fees and asset management fees and other income was an increase driven by growth in our universal life insurance product that was partially offset by the ongoing impact of run-off of variable life insurance in force. Partially offsetting the increase in policy charges and fees and asset management fees and other income was a decrease in amortization of unearned revenue reserves due to changes in our estimates of total gross profits primarily reflecting the impact of more favorable market conditions on separate account fund performance in the first six months of 2012 compared to the first six months of 2011. Net investment income increased $29 million reflecting higher asset balances resulting from growth in our universal life and term insurance products including higher policyholders’ account balances resulting from increased policyholder deposits and higher capital requirements as well as higher assets supporting policy reserves, partially offset by lower invested asset yields from declines in portfolio reinvestment rates.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $114 million, from $628 million in the second quarter of 2011 to $742 million in the second quarter of 2012. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $89 million primarily driven by unfavorable mortality experience of $70 million, relative to expected levels, and an increase in interest credited to policyholders from higher universal life account balances from policyholder deposits and increases in policyholder reserves driven by growth in our term life block of business. Also included in this increase in benefits and expenses is higher interest expense of $30 million, reflecting higher borrowings including the issuance of a surplus note in September 2011 to Prudential Financial related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies, as mentioned above. Partially offsetting these items was a $4 million decrease in general and administrative expenses, net of capitalization.

2012 to 2011 Six Month Comparison. Benefits and expenses increased $151 million, from $1,255 million in the first six months of 2011 to $1,406 million in the first six months of 2012. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $92 million primarily driven by unfavorable mortality experience of $53 million, relative to expected levels, and an increase in interest credited to policyholders from higher universal life account balances from policyholder deposits and increases in policyholder reserves driven by growth in our term life block of business. Also included in this increase in benefits and expenses is higher interest expense of $62 million, reflecting higher borrowings including the issuance of a surplus note in September 2011 to Prudential Financial related to the financing of regulatory capital requirements associated with statutory reserves for certain universal life insurance policies, as mentioned above. General and administrative expenses, net of capitalization, increased $9 million primarily reflecting a charge related to the correction of a delay in the execution of certain client mutual fund transactions. These increases were partially offset by a $12 million decrease in amortization of deferred policy acquisition costs primarily reflecting the impact of more favorable market conditions on separate account fund performance in the first six months of 2012 compared to the first six months of 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$5	$6	$9	$13
Universal Life	42	22	76	45
Term Life	44	40	85	75

Total	$91	$68	$170	$133

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$24	$21	$44	$41
Third party	67	47	126	92

Total	$91	$68	$170	$133

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2012 to 2011 Three Month Comparison. Sales of new life insurance, measured as described above, increased $23 million, from $68 million in the second quarter of 2011 to $91 million in the second quarter of 2012, primarily driven by increased sales in the third party distribution channel. This reflected a $20 million increase in sales of universal life insurance products driven by a change in the competitive position of our products.

2012 to 2011 Six Month Comparison. Sales of new life insurance, measured as described above, increased $37 million, from $133 million in the first six months of 2011 to $170 million in the first six months of 2012, primarily driven by increased sales in the third party distribution channel. This reflected a $41 million increase in sales of universal and term life insurance products, partially offset by a $4 million decrease in variable life insurance product sales. A change in the competitive position of our products contributed to the increase in universal life insurance sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Cash value of surrenders	$155	$286	$325	$475

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	2.5%	4.7%	2.7%	3.9%

2012 to 2011 Three Month Comparison. The total cash value of surrenders decreased $131 million, from $286 million in the second quarter of 2011 to $155 million in the second quarter of 2012, driven by the surrenders of two large variable corporate-owned life insurance policies in the second quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.7% in the second quarter of 2011 to 2.5% in the second quarter of 2012 as a result of these large surrenders.

2012 to 2011 Six Month Comparison. The total cash value of surrenders decreased $150 million, from $475 million in the first six months of 2011 to $325 million in the first six months of 2012, driven by the surrenders of two large variable corporate-owned life insurance policies during the second quarter of 2011 and a single large variable corporate-owned life insurance policy during the first quarter of 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.9% in the first six months of 2011 to 2.7% in the first six months of 2012 as a result of these large surrenders.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$1,549	$1,486	$3,096	$2,992
Benefits and expenses	1,503	1,437	3,088	2,904

Adjusted operating income	46	49	8	88
Realized investment gains (losses), net, and related adjustments(1)	17	11	(1)	5
Related charges(2)	0	(1)	0	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$63	$59	$7	$92

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $3 million, from $49 million in the second quarter of 2011 to $46 million in the second quarter of 2012. Updates to premium tax estimates provided a $15 million unfavorable impact on the results of the second quarter of 2012 as compared to the second quarter of 2011. Excluding the impact of these premium tax updates, adjusted operating income increased $12 million reflecting more favorable claims experience in our group life business resulting from a decrease in the number of claims in the second quarter of 2012. Higher operating expenses related to business and strategic initiatives partially offset this increase. Results for our group disability business remain relatively unchanged.

2012 to 2011 Six Month Comparison. Adjusted operating income decreased $80 million, from $88 million in the first six months of 2011 to $8 million in the first six months of 2012 reflecting less favorable underwriting results in our group disability business primarily related to an increase in the number and severity of long-term disability claims reflecting the continued economic downturn. Results for the first six months of 2012 in our group life business reflects unfavorable claims experience on non-retrospectively experience-rated contracts resulting from an increase in severity in the first quarter of 2012. In addition, the first six months of 2011 underwriting results in our group life business benefited $9 million from a cumulative premium adjustment relating to prior periods on a group life non-retrospectively experience-rated case.

Additionally, the decrease in adjusted operating income reflects higher general and administrative expenses in the first six months of 2012 driven by higher costs related to business and strategic initiatives and legal activity, as well as an unfavorable impact from updates to premium tax estimates.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $63 million, from $1,486 million in the second quarter of 2011 to $1,549 million in the second quarter of 2012. Group disability premiums and policy charges and fee income, which includes long-term care and dental products, increased $53 million, from $296 million in the second quarter of 2011 to $349 million in the second quarter of 2012 reflecting growth in the business in force and new sales, as well as an increase in premiums associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below. Also contributing to the increase in revenue is higher investment income in the second quarter of 2012 reflecting higher invested assets due to growth in the businesses, partially offset by a decline in reinvestment rates.

The above increases were partially offset by a decrease of $3 million in group life premiums and policy charges and fee income, from $992 million in the second quarter of 2011 to $989 million in the second quarter of 2012. Contributing to this decrease were lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below. In addition, persistency declined from 96.6% in the second quarter of 2011 to 95.0% in the second quarter of 2012 driven by two large case lapses in the first quarter of 2012. Partially offsetting these decreases are higher premiums from non-retrospectively experience-rated contracts resulting from growth in the business.

2012 to 2011 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $104 million, from $2,992 million in the first six months of 2011 to $3,096 million in the first six months of 2012. Group disability premiums and policy charges and fee income, which includes long-term care and dental products, increased $104 million, from $595 million in the first six months of 2011 to $699 million in the first six months of 2012 reflecting growth in the business in force and new sales and an increase in premiums associated with the assumption of existing liabilities from third parties, which is offset in policyholders’ benefits, as discussed below. Also contributing to the increase in revenue is an increase in investment income in the first six months of 2012 reflecting higher invested assets due to growth in the businesses, partially offset by a decline in reinvestment rates.

The above increases were partially offset by a decrease of $23 million in group life premiums and policy charges and fee income, from $2,002 million in the first six months of 2011 to $1,979 million in the first six months of 2012 primarily driven by lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below. In addition, the first six months of 2011 reflected a $9 million benefit from a cumulative premium adjustment related to prior periods on a large group life non-retrospectively experience-rated case, as discussed above. Partially offsetting these decreases are higher premiums from non-retrospectively experience-rated contracts resulting from growth in the business.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Benefits ratio(1):
Group life	88.6%	90.4%	92.0%	91.4%
Group disability	100.0%	97.0%	102.3%	95.6%
Administrative operating expense ratio(2):
Group life	9.8%	7.9%	9.3%	8.0%
Group disability	19.6%	22.4%	20.6%	22.1%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care and dental products.

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $66 million, from $1,437 million in the second quarter of 2011 to $1,503 million in the second quarter of 2012. This increase reflects a $41 million increase in policyholders’ benefits, including the change in policy reserves, from $1,185 million in the second quarter of 2011 to $1,226 million in the second quarter of 2012. Our group life business reflects a decrease in benefit costs from favorable claims experience on non-retrospectively experience-rated business partially offset by an increase in benefits from growth in the business. In addition, retrospectively experience-rated contracts reflect a decrease in benefits that resulted in decreased premiums, as discussed above. Our group disability business reflects an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims, as well as an increase in benefits associated with the assumption of existing liabilities from third parties, which are offset in premiums, as discussed above. Also contributing to the increase in benefits and expenses are the updates to premium tax estimates and an increase in operating expenses resulting from higher costs related to business and strategic initiatives, as discussed above.

The group life benefits ratio improved 1.8 percentage points from the second quarter of 2011 to the second quarter of 2012 primarily due to favorable claims experience in both the non-retrospectively and retrospectively experience-rated business. The group disability benefits ratio deteriorated 3.0 percentage points from the second quarter of 2011 to the second quarter of 2012 primarily due to an increase in the number and severity of long-term disability claims. The group life administrative operating expense ratio deteriorated 1.9 percentage points from the second quarter of 2011 to the second quarter of 2012 primarily due to updates to premium tax estimates and an increase in operating expenses resulting from higher costs related to business and strategic initiatives. The group disability administrative operating expense ratios improved 2.8 percentage points from the second quarter of 2011 to the second quarter of 2012 primarily due to an increase of premiums from business growth and the assumption of existing liabilities from third parties without a commensurate increase in administrative expenses, partially offset by updates to premium tax estimates.

2012 to 2011 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $184 million, from $2,904 million in the first six months of 2011 to $3,088 million in the first six months of 2012. This increase reflects a $137 million increase in policyholders’ benefits, including the change in policy reserves, from $2,398 million in the first six months of 2011 to $2,535 million in the first six months of 2012. Our group life business reflects a decrease in benefit costs primarily from retrospectively experience-rated contracts that resulted in decreased premiums, as discussed above, partially offset by unfavorable claims experience and an increase in benefits from growth in the non-retrospectively experience-rated business. Our group disability business reflects an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims and growth in the business, as well as an increase in policyholders’ benefits associated with the assumption of existing liabilities from third parties, which is offset in premiums, as discussed above. Also contributing to the increase in benefits and expenses are higher general and administrative expenses driven by higher costs related to business and strategic initiatives, as well as updates to premium tax estimates, as discussed above.

The group life benefits ratio deteriorated 0.6 percentage points from the first six months of 2011 to the first six months of 2012, primarily due to unfavorable claims experience reflecting an increase in severity on non-retrospectively experience-related business. The group disability benefits ratio deteriorated 6.7 percentage points from the first six months of 2011 to the first six months of 2012 primarily due to an increase in the number and severity of long-term disability claims. The group life administrative operating expense ratio deteriorated 1.3 percentage points from the first six months of 2011 to the first six months of 2012 primarily due to updates to premium tax estimates and an increase in operating expenses resulting from higher costs related to business and strategic initiative. The group disability administrative operating expense ratio improved 1.5 percentage points primarily due to higher premiums from business growth and premiums associated with the assumption of existing liabilities from third parties without a commensurate increase in administrative expenses, partially offset by updates to premium tax estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Annualized new business premiums(1):
Group life	$24	$22	$235	$414
Group disability(2)	41	30	143	138

Total	$65	$52	$378	$552

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care and dental products.

2012 to 2011 Three Month Comparison. Total annualized new business premiums increased $13 million, from $52 million in the second quarter of 2011 to $65 million in the second quarter of 2012 resulting from an increase in group long-term care sales, partially offset by the discontinuation of our individual long-term care product, both included in our group disability business. Group life sales remained relatively unchanged.

2012 to 2011 Six Month Comparison. Total annualized new business premiums decreased $174 million, from $552 million in the first six months of 2011 to $378 million in the first six months of 2012 primarily driven by group life sales reflecting the impact of a large market case sale to a new customer in the first six months of 2011. Group disability sales, which include long-term care and dental products, remained relatively unchanged.

We have decided to discontinue sales of group long-term care products effective August 1, 2012 or a later date as may be required by specific state law. We are notifying our clients of our intent to continue to accept enrollments on existing group long-term care contracts through June 30, 2013. In March 2012, we also discontinued sales of our individual long-term care products. These decisions reflect the challenging economics of the long-term care market including the continued low interest rate environment as well as our desire to focus our resources on our core group life and disability products. Total long-term care sales contributed $22 million and $43 million for the three months and six months ended June 30, 2012, respectively, to our group disability annualized new business premiums shown in the table above.

International Insurance Division

Foreign Currency Exchange Rate Movements and Related Hedging Strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including the use of derivative contracts and through holding U.S. dollar-denominated assets in certain of our foreign subsidiaries.

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect their U.S. dollar-equivalent earnings from period to period, even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts, and hold “dual currency” and “synthetic dual currency” investments, as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan and Korea. In addition, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the various hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings, see “—Impact of foreign currency exchange rate movements on earnings.”

In the second quarter of 2012, we refined our yen hedging strategy to calibrate the level of hedges to preserve the relative contribution of the yen-based business to the Company’s overall return on equity. This refinement did not result in a material change to the aggregate level of income and equity hedges that existed under the previous hedging strategy. Our existing hedges include a variety of instruments, including U.S. dollar-denominated assets held locally by our Japanese insurance subsidiaries financed by the combination of U.S. GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	June 30, 2012	December 31, 2011

	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.9	$2.5
Dual currency and synthetic dual currency investments(2)	1.0	1.0

	3.9	3.5

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
Available-for-sale U.S. dollar-denominated investments, at amortized cost	6.8	6.8
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.4	0.3
Other(1)	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(3)	7.3	7.2
Yen-denominated liabilities held in U.S. dollar-based entities(4)	0.8	0.8

	8.1	8.0

Total hedges	$12.0	$11.5

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$10.1	$9.5

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.
(3)	Excludes $25.6 billion and $23.7 billion as of June 30, 2012 and December 31, 2011, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

The U.S. dollar-denominated investments that hedge the U.S. dollar-equivalent shareholder return on equity from our Japanese insurance operations are recorded on the books of yen-based entities and, as a result, foreign currency exchange rate movements will impact their value. To the extent the value of the yen strengthens as compared to the U.S. dollar, the value of these U.S. dollar-denominated investments will decrease. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of our U.S. dollar-denominated investments and negatively impact the equity of, and therefore, the local solvency margins of, our yen-based entities by employing internal hedging strategies between a subsidiary of Prudential Financial and certain of our yen-based entities. These have the economic effect of moving the hedges from our Japanese yen-based entities to our U.S. dollar-based entities. See “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—International Insurance Subsidiaries” for a discussion of our internal hedging strategies.

These U.S. dollar-denominated investments also pay a coupon which is generally higher than what a similar yen-denominated investment would pay. The incremental impact of this higher yield on our U.S. dollar-denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investments, as well as interest rate environments in the U.S. and Japan at the time of the investments. See “—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

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

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segment at the fixed currency exchange rate versus the actual average rate during the period, and the gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings. The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance segment and for Corporate and Other operations, reflecting the impact of this intercompany arrangement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(22)	$(38)	$(43)	$(73)
Corporate and Other operations:
Impact of intercompany arrangement(1)	22	38	43	73
Settlement gains (losses) on forward currency contracts	(21)	(31)	(48)	(66)

Net benefit (detriment) to Corporate and Other operations	1	7	(5)	7

Net impact on consolidated revenues and adjusted operating income	$(21)	$(31)	$(48)	$(66)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of June 30, 2012 and December 31, 2011, the notional amounts of these forward currency contracts were $3.5 billion and $3.0 billion, respectively, of which $2.9 billion and $2.5 billion, respectively, were related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments is yen-denominated while the related interest income is U.S. dollar-denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar-denominated interest income. Our Japanese insurance operations also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of June 30, 2012 and December 31, 2011, the notional amount of these investments was ¥277 billion, or $2.5 billion, and ¥280 billion, or $2.5 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 3.2% for both the three and six months ended June 30, 2012, respectively, and 2.9% for both the three and six months ended June 30, 2011.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	June 30, 2012	December 31, 2011

	(in millions)
Cross-currency coupon swap agreements	$(52)	$(105)
Foreign exchange component of interest on dual currency investments	(117)	(128)

Total	$(169)	$(233)

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, our Japanese insurance operations also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three and six months ended June 30, 2012, “Realized investment gains (losses), net, and related adjustments” includes net gains of $1,425 million and $193 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain related non-yen denominated assets. These net gains were primarily driven by the strengthening of yen against both the Australian and U.S. dollar.

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	June 30, 2012	December 31, 2011

	(in billions)
U.S. dollar-denominated products	$24.6	$23.4
Australian dollar-denominated products	6.1	5.1
Euro-denominated products	0.2	0.2

Total	$30.9	$28.7

As of June 30, 2012 and December 31, 2011, $5.1 billion and $4.5 billion, respectively, of insurance liabilities for U.S. dollar-denominated products presented in the table above are associated with Prudential of Japan and coinsured to our U.S. domiciled insurance entities. These U.S. dollar-denominated liabilities are supported by U.S. dollar-denominated assets and are not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,192	$1,944	$4,509	$4,041
Gibraltar Life and Other operations	4,239	3,104	7,771	5,328

	6,431	5,048	12,280	9,369

Benefits and expenses:
Life Planner operations	1,818	1,629	3,753	3,426
Gibraltar Life and Other operations	3,932	2,919	7,240	4,815

	5,750	4,548	10,993	8,241

Adjusted operating income:
Life Planner operations	374	315	756	615
Gibraltar Life and Other operations	307	185	531	513

	681	500	1,287	1,128

Realized investment gains (losses), net, and related adjustments(1)	1,504	(165)	40	(487)
Related charges(2)	(11)	(8)	(21)	0
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(83)	(14)	70	(27)
Change in experience-rated contractholder liabilities due to asset value changes(4)	83	14	(70)	27
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(5)	(9)	(13)	(167)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,169	$318	$1,293	$474

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Integration of Star and Edison

We have made significant progress integrating the acquired former Star and Edison businesses with Gibraltar Life and, as a result, have reduced our expected pre-tax integration costs by $50 million and now anticipate incurring approximately $450 million of total integration costs. In aggregate, we have incurred $269 million of pre-tax integration costs, of which $174 million was in 2011 and $95 million was in the first six months of 2012. After integration is complete, we continue to expect annual cost savings of approximately $250 million, and to achieve two-thirds of the annual savings by the end of 2012. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $59 million, from $315 million in the second quarter of 2011 to $374 million in the second quarter of 2012, including a net favorable impact of $15 million from currency fluctuations. The increase in adjusted operating income primarily reflects the continued growth of business in force and strong persistency in our Japanese Life Planner operations and, to a lesser extent, lower benefits and expenses in our Korean operations. These favorable variances were partially offset by less favorable mortality experience in our Japanese Life Planner operations. In addition, a $6 million benefit in the current year quarter resulting from a cash distribution received from the Japan Financial Stability Fund was entirely offset by the absence of the $6 million benefit recognized in the prior year quarter resulting from a decrease in estimated claims associated with the 2011 earthquake in Japan.

Adjusted operating income from our Gibraltar Life and Other operations increased $122 million, from $185 million in the second quarter of 2011 to $307 million in the second quarter of 2012, including a favorable impact of $12 million from currency fluctuations. The increase in adjusted operating income reflects the absence of a $56 million charge recognized in the prior year quarter associated with estimated claims and expenses arising from the 2011 earthquake in Japan, as well as a $33 million benefit in the current year quarter resulting from a cash distribution received from the Japan Financial Stability Fund. Partially offsetting these favorable items was a $34 million charge in the second quarter of 2012 associated with an agreement entered into with DLF Ltd., or “DLF,” relating to our life insurance joint venture with DLF in India, for certain obligations to DLF in connection with the continuation of that venture with a potential new partner. In addition, integration costs relating to the acquisition of the Star and Edison Businesses were $38 million in the current year quarter, an increase of $9 million from the prior year quarter.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $64 million, primarily reflecting business growth across all distribution channels, including greater contributions from our cancer whole life products due to increased sales. Adjusted operating income for the second quarter of 2012 also benefited from $38 million of cost savings resulting from Star and Edison integration synergies compared to $5 million in the year ago quarter, and more favorable mortality experience in the current year quarter compared to the prior year period.

2012 to 2011 Six Month Comparison. Adjusted operating income from Life Planner operations increased $141 million, from $615 million in the first six months of 2011 to $756 million in the first six months of 2012, including a net favorable impact of $27 million from currency fluctuations. Results for 2011 included a charge of $13 million associated with estimated claims and expenses arising from the earthquake in Japan. The current period includes a $6 million benefit resulting from a cash distribution received from the Japan Financial Stability Fund. Excluding the impact of these items and currency fluctuations, adjusted operating income increased $95 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency in our Japanese Life Planner operations, and to a lesser extent, lower benefits and expenses in our Korean operations.

Adjusted operating income from our Gibraltar Life and Other operations increased $18 million, from $513 million in the first six months of 2011 to $531 million in the first six months of 2012, including a favorable impact of $22 million from currency fluctuations. The increase in adjusted operating reflects the absence of a $56 million charge recognized in the prior year period associated with estimated claims and expenses arising from the 2011 earthquake in Japan, as well as a $33 million benefit in the current year resulting from a cash distribution received from the Japan Financial Stability Fund. Partially offsetting these favorable items was the absence of a $153 million benefit recognized in 2011 reflecting the impact of a partial sale of our investment, through a consortium, in China Pacific Group and the inclusion of a $34 million charge in the current year period associated with an agreement entered into with DLF, as discussed above. Additionally, results for the first six months of 2012 include $95 million of integration costs relating to the acquisition of the Star and Edison Businesses, compared to $76 million of integration and transaction costs in the prior year period.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $113 million, primarily reflecting business growth across all distribution channels including greater contributions from our cancer whole life products due to increased sales, and $71 million of cost savings in the first six months of 2012 resulting from Star and Edison integration synergies compared to $7 million in the year ago period. In addition, the benefit resulting from the impact of including two additional months of earnings from the former Star and Edison Businesses was largely offset by unfavorable results from our equity method investments and higher policy benefits and expenses.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,383 million, from $5,048 million in the second quarter of 2011 to $6,431 million in the second quarter of 2012, including a net favorable impact of $67 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,316 million, from $4,936 million in the second quarter of 2011 to $6,252 million in the second quarter of 2012.

Revenues from our Life Planner operations increased $248 million, from $1,944 million in the second quarter of 2011 to $2,192 million in the second quarter of 2012, including a net unfavorable impact of $2 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $250 million, from $1,901 million in the second quarter of 2011 to $2,151 million in the second quarter of 2012. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $192 million, from $1,535 million in the second quarter of 2011 to $1,727 million in the second quarter of 2012, driven by growth of business in force and continued strong persistency. Net investment income increased $40 million, from $332 million in the second quarter of 2011 to $372 million in the second quarter of 2012, primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $1,135 million, from $3,104 million in the second quarter of 2011 to $4,239 million in the second quarter of 2012, including a favorable impact of $69 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1,066 million, from $3,035 million in the second quarter of 2011 to $4,101 million in the second quarter of 2012. This increase reflects a $1,015 million increase in premiums and policy charges and fee income, from $2,363 million in the second quarter of 2011 to $3,378 million in the second quarter of 2012. The increase in premiums and policy charges and fee income reflects growth in protection products within the bank distribution channel including $814 million higher premiums from sales of single premium whole life policies, and also reflects higher renewal premiums of $124 million in the Life Consultant distribution channel. Also contributing to the increase in revenues is higher net investment income of $47 million primarily reflecting investment portfolio growth. Asset management fees and other income increased compared to the prior year period primarily driven by the $33 million benefit related to the distribution received in the current year quarter from the Japan Financial Stability Fund.

2012 to 2011 Six Month Comparison. Revenues increased $2,911 million, from $9,369 million in the first six months of 2011 to $12,280 million in the first six months of 2012, including a net favorable impact of $304 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,607 million, from $9,220 million in the first six months of 2011 to $11,827 million in the first six months of 2012.

Revenues from our Life Planner operations increased $468 million, from $4,041 million in the first six months of 2011 to $4,509 million in the first six months of 2012, including a net favorable impact of $37 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $431 million, from $3,967 million in the first six months of 2011 to $4,398 million in the first six months of 2012. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $339 million, from $3,226 million in the first six months of 2011 to $3,565 million in the first six months of 2012, driven by growth of business in force and continued strong persistency. Net investment income increased $71 million, from $672 million in the first six months of 2011 to $743 million in the first six months of 2012, primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $2,443 million, from $5,328 million in the first six months of 2011 to $7,771 million in the first six months of 2012, including a favorable impact of $267 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,176 million, from $5,253 million in the first six months of 2011 to $7,429 million in the first six months of 2012. This increase reflects a $2,063 million increase in premiums and policy charges and fee income, from $3,948 million in the first six months of 2011 to $6,011 million in the first six months of 2012. The increase in premiums and policy charges and fee income reflects growth in the bank distribution channel, including $1,155 million of higher premiums from sales of single premium whole life policies, as well as higher renewal premiums of $690 million in the Life Consultant distribution channel. Also contributing to the increase in revenues is higher net investment income of $240 million primarily reflecting investment portfolio growth, partially offset by lower investment portfolio yields and the impact of unfavorable results from our equity method investments. Asset management fees and other income declined compared to the prior year period primarily driven by the absence of a $153 million benefit recognized in the prior year from the partial sale of our indirect investment in China Pacific Group, partially offset by the $33 million benefit related to the distribution received in the current year period from the Japan Financial Stability Fund.

In some of the markets in which we operate, it is difficult to find appropriate long-duration assets to match the characteristics of our long-duration product liabilities. In Japan, we have historically sought to increase the duration of our Japanese yen investment portfolio by employing various strategies, including investing in longer-term securities or by entering into long-duration floating-to-fixed interest rate swaps. These strategies better support the characteristics of our long-dated product liabilities and have resulted in higher portfolio yields. Based on an evaluation of market conditions at that time, beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, we terminated or offset many of these interest rate swaps in consideration of, among other things, the interest rate environment. The resulting realized investment gains from terminating or offsetting these interest rate swaps continue to be recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives. For the three months ended June 30, 2012 and 2011, we recognized gains of $17 million and $13 million, respectively, and for the six months ended June 30, 2012 and 2011, we recognized gains of $32 million and $26 million, respectively, in adjusted operating income related to these realized investment gains. As of June 30, 2012, $625 million of deferred gains remain to be recognized in adjusted operating income over a weighted average period of 28 years. We continue to manage the interest rate risk profile of our businesses in the context of market conditions and relative opportunities.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,202 million, from $4,548 million in the second quarter of 2011 to $5,750 million in the second quarter of 2012, including a net unfavorable impact of $40 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $1,162 million, from $4,391 million in the second quarter of 2011 to $5,553 million in the second quarter of 2012.

Benefits and expenses of our Life Planner operations increased $189 million, from $1,629 million in the second quarter of 2011 to $1,818 million in the second quarter of 2012, including a net favorable impact of $17 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $206 million, from $1,562 million in the second quarter of 2011 to $1,768 million in the second quarter of 2012. Benefits and expenses of our Japanese Life Planner operations increased $186 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force.

Benefits and expenses of our Gibraltar Life and Other operations increased $1,013 million, from $2,919 million in the second quarter of 2011 to $3,932 million in the second quarter of 2012, including an unfavorable impact of $57 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $956 million, from $2,829 million in the second quarter of 2011 to $3,785 million in the second quarter of 2012. Policyholder benefits including changes in reserves increased $919 million primarily driven by higher single premium whole life and renewal premiums in the second quarter of 2012, partially offset by the absence of charges recognized in the prior year quarter associated with estimated claims from the 2011 earthquake in Japan. Higher general and administrative expenses, net of capitalization, is driven primarily by increased costs supporting business growth and the $34 million charge associated with an agreement entered into with DLF, partially offset by $38 million of cost savings in the current year quarter resulting from Star and Edison integration synergies.

2012 to 2011 Six Month Comparison. Benefits and expenses increased $2,752 million, from $8,241 million in the first six months of 2011 to $10,993 million in the first six months of 2012, including a net unfavorable impact of $255 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,497 million, from $7,999 million in the first six months of 2011 to $10,496 million in the first six months of 2012.

Benefits and expenses of our Life Planner operations increased $327 million, from $3,426 million in the first six months of 2011 to $3,753 million in the first six months of 2012, including a net unfavorable impact of $10 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $317 million, from $3,309 million in the first six months of 2011 to $3,626 million in the first six months of 2012. Benefits and expenses of our Japanese Life Planner operations increased $274 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force, partially offset by the absence of charges recognized in the prior year period associated with estimated claims from the 2011 earthquake in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $2,425 million, from $4,815 million in the first six months of 2011 to $7,240 million in the first six months of 2012, including an unfavorable impact of $245 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,180 million, from $4,690 million in the first six months of 2011 to $6,870 million in the first six months of 2012. Policyholder benefits including changes in reserves increased $1,747 million primarily driven by higher single premium whole life sales in the first six month of 2012, partially offset by the absence of charges recognized in the prior year period associated with estimated claims from the 2011 earthquake in Japan. Higher general and administrative expenses, net of capitalization, is driven primarily by increased costs supporting business growth and the $34 million charge associated with an agreement entered into with DLF, partially offset by $71 million of cost savings in the current year period resulting from Star and Edison integration synergies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$402	$258	$796	$565
Gibraltar Life	762	544	1,231	917

Total	$1,164	$802	$2,027	$1,482

On a constant exchange rate basis:
Life Planner operations	$392	$247	$772	$544
Gibraltar Life	735	524	1,174	887

Total	$1,127	$771	$1,946	$1,431

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

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as to small businesses, whereas Gibraltar’s Life Consultants, previously identified as Life Advisors, have primarily sold individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Gibraltar Life Consultant distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Our independent agency channel sells protection products and high cash value products for retirement benefits through the business market and sells a variety of other products including protection, medical and fixed annuity products through the individual market.

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

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$111	$73	$193	$15	$392	$97	$37	$104	$9	$247
Gibraltar Life:
Life Consultants	119	57	76	53	305	111	54	23	70	258
Banks(3)	192	24	4	31	251	78	15	6	40	139
Independent Agency	16	139	19	5	179	54	53	5	15	127

Subtotal	327	220	99	89	735	243	122	34	125	524

Total	$438	$293	$292	$104	$1,127	$340	$159	$138	$134	$771

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The three months ended June 30, 2012 and 2011 include $212 million and $62 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 50% and 33%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2012, and 25% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2011.

2012 to 2011 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $356 million, from $771 million in the second quarter of 2011 to $1,127 million in the second quarter of 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $145 million, from $247 million in the second quarter of 2011 to $392 million in the second quarter of 2012, including $136 million of higher sales in Japan driven by growth in Life Planner productivity and average premium per policy reflecting the increasing demand for both U.S. dollar and yen-denominated retirement income products, in anticipation of a change in the crediting rate on our U.S. dollar-denominated products effective June 2012. Additionally, sales of cancer products increased $29 million driven by demand in anticipation of the tax law change impacting the corporate tax deductibility of premiums paid for cancer whole life sales, which was enacted in late April 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $211 million, from $524 million in the second quarter of 2011 to $735 million in the second quarter of 2012. The increase in annualized new business premiums was driven by higher bank channel sales of $112 million, primarily due to increased sales of protection products including $80 million from single premium whole life sales. Independent agency sales increased $52 million driven by higher demand for cancer products in anticipation of the tax law change enacted for these products in late April 2012. Life Consultant sales increased $47 million primarily reflecting the increasing demand for retirement income products prior to a pricing change in April 2012.

	Six Months Ended June 30, 2012					Six Months Ended June 30, 2011
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$232	$142	$364	$34	$772	$211	$84	$230	$19	$544
Gibraltar Life:
Life Consultants	205	90	115	76	486	191	84	40	98	413
Banks(3)	332	34	8	59	433	173	25	11	62	271
Independent Agency	38	175	25	17	255	73	103	7	20	203

Subtotal	575	299	148	152	1,174	437	212	58	180	887

Total	$807	$441	$512	$186	$1,946	$648	$296	$288	$199	$1,431

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The six months ended June 30, 2012 and 2011 include $289 million and $114 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 49% and 35%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2012, and 30% and 48%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2011.

2012 to 2011 Six Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $515 million, from $1,431 million in the first six months of 2011 to $1,946 million in the first six months of 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $228 million, from $544 million in the first six months of 2011 to $772 million in the first six months of 2012, including $212 million of higher sales in Japan driven by growth in Life Planner productivity and in average premium per policy reflecting the increasing demand for both U.S. dollar and yen-denominated retirement income products in anticipation of a change in crediting rate effective June 2012. In addition, sales of cancer products increased $48 million driven by demand in anticipation of the tax law change impacting the corporate tax deductibility of premiums paid for cancer whole life products, which was enacted in late April 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $287 million, from $887 million in the first six months of 2011 to $1,174 million in the first six months of 2012. The increase in annualized new business premiums was driven by higher bank channel sales of $162 million, primarily due to increased sales of protection products including $112 million from single premium whole life sales, in part due to a pricing change effective April 2012. Life Consultant sales increased $73 million primarily reflecting the increasing demand for retirement income products in anticipation of a pricing change in April 2012. Independent agency sales increased $52 million driven by higher demand for cancer whole life products in anticipation of the tax law change enacted for these products in late April 2012. In addition, the benefit from including two additional months of sales from the former Star and Edison Businesses when compared to the previous year period was partially offset by a temporary decline in sales in January 2012 attributable to an expected disruption in productivity resulting from the merger of these businesses on January 1, 2012. Sales in the first six months of 2012 were also negatively impacted by the discontinuation of certain products previously offered by Star and Edison.

The number of Life Planners increased by 238 from 6,568 as of June 30, 2011 to 6,806 as of June 30, 2012, driven by increases of 73 in Brazil due to agency growth and by increases of 79 in Korea and 61 in Poland reflecting stronger recruitment and retention. Also contributing to the increase in Life Planners over the past twelve months were increases of 18 in Argentina, 14 in Italy and 10 in Japan, offset by a decrease of 21 in Taiwan.

The number of Gibraltar Life Consultants decreased by 1,322 from 13,353 as of June 30, 2011 to 12,031 as of June 30, 2012 primarily driven by anticipated resignations and terminations of former Star and Edison Life Consultants, due in part to their failure to meet minimum sales production standards.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Net investment income, net of interest expense, excluding capital debt interest expense	$(9)	$9	$(24)	$6
Capital debt interest expense	(172)	(155)	(343)	(304)
Pension income and employee benefits	16	47	32	83
Other corporate activities(1)	(96)	(138)	(289)	(291)

Adjusted operating income	(261)	(237)	(624)	(506)

Realized investment gains (losses), net, and related adjustments(2)	(808)	(44)	(104)	5
Related charges(3)	33	11	3	8
Divested businesses(4)	9	0	10	(9)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	0	1	(3)	(1)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,027)	$(269)	$(718)	$(503)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude related charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2012 to 2011 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $24 million, from $237 million in the second quarter of 2011 to $261 million in the second quarter of 2012. Net investment income, net of interest expense, excluding capital debt interest expense, decreased $18 million reflecting less favorable results from equity method investments. In addition, in the fourth quarter of 2011, we issued additional debt of which the majority of the proceeds will be used to refinance maturing capital debt. See “—Liquidity and Capital Resources” for additional details. Capital debt interest expense increased $17 million primarily due to an increase in capital debt supporting the capital needs in our annuities business accomplished through a reallocation of debt previously deployed for operating purposes. The capital needs in our annuities business were primarily driven by the impact on results from our living benefit hedging program, including the impact of temporarily hedging to an amount that differs from our hedge target definition as described below in “—Capital Protection Framework.” Lower net charges from other corporate activities of $42 million partially offset these deficits reflecting decreased retained corporate expenses including lower compensation costs. Offsetting the decline in corporate retained expenses was a $22 million increase in our estimate of payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Results from corporate operations pension income and employee benefits decreased $31 million primarily due to a decrease in income from our qualified pension plan and an increase in retained employee benefits costs. Income from our qualified pension plan decreased $15 million, from $73 million in the second quarter of 2011 to $58 million in the second quarter of 2012 driven by changes in the discount rate and expected rate of return on plan assets as discussed in our Annual Report on Form 10-K for the year ended December 1, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

2012 to 2011 Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $118 million, from $506 million in the first six months of 2011 to $624 million in the first six months of 2012. Capital debt interest expense increased $39 million primarily due to an increase in capital debt supporting the capital needs in our annuities business accomplished through a reallocation of debt previously deployed for operating purposes. The capital needs in our annuities business were primarily driven by the impact on results from our living benefit hedging program, including the impact of temporarily hedging to an amount that differs from our hedge target definition as described below in “—Capital Protection Framework.” Net investment income, net of interest expense, excluding capital debt interest expense, decreased $30 million reflecting less favorable results from equity method investments and higher levels of short-term liquidity being maintained to provide additional flexibility to address our cash needs in view of changing financial market conditions. In addition, in the fourth quarter of 2011, we issued additional debt of which the majority of the proceeds will be used to refinance maturing capital debt. See “—Liquidity and Capital Resources” for additional details. Other corporate activities reflects a $39 million increase in our estimate of payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. In addition, less favorable results from corporate hedging activities were offset by lower retained corporate expenses including lower compensation costs.

Results from corporate operations pension income and employee benefits decreased $51 million primarily due to a decrease in income from our qualified pension plan and an increase in retained employee benefits costs. Income from our qualified pension plan decreased $29 million, from $145 million in the first six months of 2011 to $116 million in the first six months of 2012 driven by changes in the discount rate and expected rate of return on plan assets as discussed above.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $10 million and $4 million for the three months ended June 30, 2012 and 2011, respectively, and $17 million and $8 million for the six months ended June 30, 2012 and 2011, respectively. The market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” were gains of $15 million and $1 million for the three months ended June 30, 2012 and 2011, respectively. The market value changes of these derivatives were a loss of $2 million and a gain of $1 million for the six months ended June 30, 2012 and 2011, respectively.

In addition, we manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We evaluate hedge levels versus our target based on the overall capital considerations of the Company and prevailing capital market conditions. The GAAP/capital markets valuations framework underlying our hedge target assumes that current interest rate levels remain for the full projection period with no reversion to longer term averages. Due to the recent low interest rate environment, we decided to temporarily hedge to an amount that differs from our hedge target definition to be consistent with our long-term economic view. Because this decision was based on the overall capital considerations of the Company as a whole, the impact on results from temporarily hedging to an amount that differs from our hedge target definition is reported within Corporate and Other operations. From the inception of this decision through June 30, 2012, we have experienced cumulative increases in the hedge target liability of approximately $1.7 billion related to the under-hedged risk, with no corresponding hedge asset increase. This cumulative impact includes $0.3 billion of net losses attributable to the first six months of 2012 and $1.4 billion of net losses attributable to prior periods. “Realized investment gains (losses), net and related adjustments” includes net losses of $876 million and $86 million for the three months ended June 30, 2012 and 2011 respectively, and net losses of $294 million and $31 million for the six month ended June 30, 2012 and 2011, respectively, resulting from our decision to temporarily hedge to a different target and the change in interest rates during the respective periods. Through our Capital Protection Framework, we have access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs. The capital consequences associated with our decision to temporarily hedge to an amount that differs from our hedge target definition have been factored into our Capital Protection Framework. For more information on the Company’s Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of June 30, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $779 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,646 million at June 30, 2012, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
U.S. GAAP results:
Revenues	$1,678	$1,804	$3,153	$3,351
Benefits and expenses	1,680	1,791	3,125	3,306

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$(2)	$13	$28	$45

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2012 to 2011 Three Month Comparison. Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $15 million, from $13 million of income in the second quarter of 2011 to a loss of $2 million in the second quarter of 2012. Results for the second quarter of 2012 compared to the second quarter of 2011 are primarily driven by $61 million of lower realized investment gains and a $39 million increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. Also contributing to the decline in results is a $15 million charge related to interest paid on outstanding tax balances to the Financial Services Businesses, and a $12 million decrease from changes in the value of trading account assets. Net realized investment gains decreased from $215 million in the second quarter of 2011 to $154 million in the second quarter of 2012, primarily due to lower trading gains in equity security investments, partially offset by favorable changes in the value of derivatives and higher trading gains from fixed maturity investments. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a lower increase in the cumulative earnings policyholder dividend obligation expense of $113 million, from second quarter of 2011 compared to second quarter of 2012. As of June 30, 2012, the excess of actual cumulative earnings over expected cumulative earnings was $779 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

2012 to 2011 Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $17 million, from $45 million in the first six months of 2011 to $28 million in the first six months of 2012. Results for the first six months of 2012 compared to the first six months of 2011 are primarily driven by $101 million of lower realized investment gains, a $94 million decrease from net insurance activity reflecting higher policyholders’ benefits, including change in reserves, primarily due to an increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and unfavorable mortality experience. Also contributing to the decline in results is a $26 million decrease in net investment income, net of interest expense, primarily due to lower portfolio yields. In addition, there was a $15 million charge related to interest paid on outstanding tax balances to the Financial Services Businesses. Net realized investment gains decreased from $245 million in the first six months of 2011 to $144 million in the first six months of 2012, primarily due to lower trading gains in fixed maturity and equity security investments, partially offset by favorable changes in the value of derivatives. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” The impact of these items contributed to the actual cumulative earnings which, when compared to the expected cumulative earnings, resulted in a lower increase in the cumulative earnings policyholder dividend obligation expense of $219 million, from the first six months of 2011 compared to the first six months of 2012. As of June 30, 2012, the excess of actual cumulative earnings over expected cumulative earnings was $779 million.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $126 million, from $1,804 million in the second quarter of 2011 to $1,678 million in the second quarter of 2012, principally driven by the $61 million decrease in net realized investment gains, a decrease in other income of $30 million that reflects a $15 million charge related to interest paid on outstanding tax balances to the Financial Services Businesses, and a $12 million decrease from changes in the value of trading account assets. In addition, premiums declined by $28 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Net investment income also decreased primarily driven by the unfavorable impact of lower reinvestment yields and lower average invested assets.

2012 to 2011 Six Month Comparison. Revenues decreased $198 million, from $3,351 million in the first six months of 2011 to $3,153 million in the first six months of 2012, principally driven by the $101 million decrease in net realized investment gains and the $26 million decrease in net investment income, as discussed above. In addition, other income decreased by $15 million for a charge related to interest paid on outstanding tax balances to the Financial Services Businesses. Premiums also declined by $48 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $111 million, from $1,791 million in the second quarter of 2011 to $1,680 million in the second quarter of 2012. This decrease included a $120 million decrease in dividends to policyholders reflecting a lower increase in the cumulative earnings policyholder dividend obligation expense of $113 million and a decrease in dividends paid and accrued to policyholders of $7 million primarily due to a decline in policies in force. Policyholders’ benefits, including changes in reserves, increased $15 million primarily due to an increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. Partially offsetting this increase is a decrease in policyholders’ benefits, including changes in reserves due to the impact of the decline in premiums, as discussed above.

2012 to 2011 Six Month Comparison. Benefits and expenses decreased $181 million, from $3,306 million in the first six months of 2011 to $3,125 million in the first six months of 2012. This decrease included a $233 million decrease in dividends to policyholders reflecting a lower increase in the cumulative earnings policyholder dividend obligation expense of $219 million and a decrease in dividends paid and accrued to policyholders of $14 million, primarily due to a decline in policies in force. Partially offsetting this decrease was an increase in policyholders’ benefits, including changes in reserves of $60 million primarily due to an increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and unfavorable mortality experience. Partially offsetting this increase is a decrease in policyholders’ benefits, including changes in reserves due to the impact of the decline in premiums, as discussed above.

Income Taxes

Our income tax provision amounted to an income tax expense of $732 million in the second quarter of 2012 compared to an expense of $292 million in the second quarter of 2011. The increase in income tax expense primarily reflects the increase in pre-tax net income from continuing operations before income taxes and equity in earnings of operating joint ventures from the second quarter of 2011 to the second quarter of 2012.

Our income tax provision amounted to an income tax expense of $903 million in the first six months of 2012 compared to an expense of $452 million in the first six months of 2011. The first six months of 2012 and 2011 includes $337 million and $26 million, respectively, of an additional U.S. tax related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The increase in the additional U.S. tax is a result of the merger of Star and Edison Businesses into the Gibraltar Life Insurance Company, Ltd. It represents the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes. Excluding the impact of a “double tax”, the income tax expense increased primarily due to the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first six months of 2011 to the first six months of 2012.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $7 million and $16 million for the three months ended June 30, 2012 and 2011, respectively, and $14 million and $30 million for the six months ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Real Estate and Relocation Services Business	$10	$6	$14	$3
Individual Health Insurance	(2)	(4)	(6)	(10)
Financial Advisory	(1)	(2)	(3)	(4)
Other(1)	2	0	5	2

Total divested businesses excluded from adjusted operating income	$9	$0	$10	$(9)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Retirement Segment:

Investment gains (losses) on:

Trading account assets supporting insurance liabilities, net	$87	$191	$168	$187
Derivatives	(52)	(14)	(41)	(33)
Commercial mortgages and other loans	(1)	5	0	6
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(29)	(192)	(122)	(171)

Net gains (losses)	$5	$(10)	$5	$(11)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(83)	$(14)	$70	$(27)
Change in experience-rated contractholder liabilities due to asset value changes	83	14	(70)	27

Net gains (losses)	$0	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$4	$177	$238	$160
Derivatives	(52)	(14)	(41)	(33)
Commercial mortgages and other loans	(1)	5	0	6
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	54	(178)	(192)	(144)

Net gains (losses)	$5	$(10)	$5	$(11)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $6 million and $7 million as of June 30, 2012 and 2011, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans is a decrease of $4 million and an increase of $13 million for the three months ended June 30, 2012 and 2011, respectively, and increases of less than $1 million and $14 million for the six months ended June 30, 2012 and 2011, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net gains of $5 million and net losses of $10 million for the three months ended June 30, 2012 and 2011, respectively, and net gains of $5 million and net losses of $11 million for the six months ended June 30, 2012 and 2011, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

As shown in the table above, the International Insurance segment includes offsetting impacts, in all periods, from changes in investment gains and losses on trading account assets supporting insurance liabilities and experience-rated contractholder liabilities.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value measurement establishes a framework that includes a three-level hierarchy used to classify the inputs used in measuring fair value. The level in the hierarchy within which the fair value falls is determined based on the lowest level input that is significant to the measurement. The fair values of assets and liabilities classified as Level 3 include at least one or more significant unobservable input in the measurement. See Note 13 to the Unaudited Interim Consolidated Financial Statements for an additional description of the valuation hierarchy levels.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, split between the Financial Services Businesses and Closed Block Business, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. See Note 13 to the Unaudited Interim Consolidated Financial Statements for the balances of assets and liabilities measured at fair value on a recurring basis by hierarchy level presented on a consolidated basis.

	As of June 30, 2012				As of December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$217,232	$3,580	$46,933	$1,410	$208,132	$3,098	$46,516	$1,132
Trading account assets supporting insurance liabilities:
Fixed maturities	18,475	560	0	0	17,619	498	0	0
Equity securities	984	19	0	0	911	20	0	0
Short-term investments and cash equivalents	270	0	0	0	951	0	0	0

Subtotal	19,729	579	0	0	19,481	518	0	0
Other trading account assets:
Fixed maturities	1,225	104	163	0	1,302	114	189	0
Equity securities	1,457	1,112	124	110	1,493	1,153	128	123
All other(2)	2,667	45	0	0	2,433	93	0	0

Subtotal	5,349	1,261	287	110	5,228	1,360	317	123
Equity securities, available-for-sale	4,651	345	3,052	10	4,413	333	3,122	27
Commercial mortgage and other loans	343	37	0	0	600	86	0	0
Other long-term investments	1,353	1,042	(102)	0	1,107	1,110	185	0
Short-term investments	8,165	5	716	0	8,232	0	528	0
Cash equivalents	8,862	0	837	0	8,392	0	1,037	0
Other assets	135	8	109	0	(13)	9	111	0

Subtotal excluding separate account assets	265,819	6,857	51,832	1,530	255,572	6,514	51,816	1,282
Separate account assets	235,268	20,698	0	0	218,380	19,358	0	0

Total assets	$501,087	$27,555	$51,832	$1,530	$473,952	$25,872	$51,816	$1,282

Future policy benefits	$3,054	$3,054	$0	$0	$2,886	$2,886	$0	$0
Other liabilities(2)	370	298	0	0	444	285	0	0

Total liabilities	$3,424	$3,352	$0	$0	$3,330	$3,171	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.5% as of both June 30, 2012 and December 31, 2011, respectively, for the Financial Services Businesses, and 3.0% and 2.5% as of June 30, 2012 and December 31, 2011, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations and may require the application of a greater degree of judgment depending on market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. The following sections provide information regarding certain assets and liabilities of our Financial Services Businesses and our Closed Block Business which are valued using Level 3 inputs and could have a significant impact on our results of operations.

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or non-binding broker quotes. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.0 billion as of June 30, 2012 and $3.2 billion as of December 31, 2011 of public fixed maturities, with values primarily based on non-binding broker quotes, and approximately $1.6 billion as of both June 30, 2012 and December 31, 2011 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, following an income approach that incorporates various assumptions including rental revenue, operating expenses and discount rates. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually, and incorporate historical property experience and any observable market data, including any market transactions. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of June 30, 2012 and December 31, 2011, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion and $0.4 billion as of June 30, 2012 and December 31, 2011, respectively.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $40 million and $3 million, respectively, as of June 30, 2012 and $84 million and $3 million, respectively, as of December 31, 2011, without giving consideration to the impact of netting.

All realized and unrealized changes in fair value of these derivatives, with the exception of the effective portion of qualifying cash flow hedges and hedges of net investments in foreign operations, are recorded in current earnings. Generally, the changes in fair value of these derivatives, excluding those that qualify for hedge accounting, are recorded in “Realized investment gains (losses), net.” For additional information regarding the impact of changes in fair value of derivative instruments on our results of operations see “—Realized Investment Gains and Losses” below.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined consistent with similar instruments described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, non-performance risk (“NPR”), utilization rates, withdrawal rates, mortality rates and equity market volatility. As a result, the liability included in future policy benefits is reflected within Level 3 in our fair value hierarchy. Future policy benefits classified as Level 3 were net liabilities of $3,054 million and $2,886 million as of June 30, 2012 and December 31, 2011, respectively. The change was driven by changes in the fair values of our GMAB, GMWB and GMIWB liabilities, primarily reflecting declines in interest rates. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months and six months ended June 30, 2012 primarily relate to losses from foreign currency exchange rate movements on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages, reflecting adverse financial conditions of the respective issuers. Other-than-temporary impairments recognized for the three months and six months ended June 30, 2011 primarily relate to losses from foreign currency exchange rate movements on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities, reflecting adverse financial conditions of the respective issuers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$1,609	$253	$235	$173
Closed Block Business	154	215	144	245

Consolidated realized investment gains (losses), net	$1,763	$468	$379	$418

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(76)	$(33)	$(109)	$(37)
Equity securities	(14)	(19)	(69)	(16)
Commercial mortgage and other loans	12	20	22	26
Derivative instruments	1,751	233	455	135
Other	(64)	52	(64)	65

Total	$1,609	$253	$235	$173

Related adjustments	1,449	(98)	107	(383)

Realized investment gains (losses), net, and related adjustments	3,058	155	342	(210)

Related charges	(1,028)	(154)	(150)	(164)

Realized investment gains (losses), net, and related charges and adjustments	$2,030	$1	$192	$(374)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$44	$12	$14	$41
Equity securities	(10)	137	32	196
Commercial mortgage and other loans	(2)	3	(1)	8
Derivative instruments	123	64	100	1
Other	(1)	(1)	(1)	(1)

Total	$154	$215	$144	$245

2012 to 2011 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the second quarter of 2012 were $1,609 million, compared to net realized investment gains of $253 million in the second quarter of 2011.

Net realized losses on fixed maturity securities were $76 million in the second quarter of 2012, compared to net realized losses of $33 million in the second quarter of 2011, as set forth in the following table:

	Three Months Ended June 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$58	$171
Private bond prepayment premiums	8	6

Total gross realized investment gains	66	177

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(74)	(129)
Gross losses on sales and maturities(1)	(53)	(79)
Credit related losses on sales	(15)	(2)

Total gross realized investment losses	(142)	(210)

Realized investment gains (losses), net—Fixed Maturity Securities	$(76)	$(33)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$5	$92

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $5 million in the second quarter of 2012 and were primarily due to sales within our Retirement segment. Net trading gains on sales and maturities of fixed maturity securities were $92 million in the second quarter of 2011 and were primarily due to sales within our Individual Annuities and Retirement segments. Sales of fixed maturity securities in our Individual Annuities segment in 2011 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. Net gains on sales and maturities in the second quarter of 2011 included $4 million related to the sale of asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2012 and 2011.

Net realized losses on equity securities were $14 million in the second quarter of 2012 and included other-than-temporary impairments of $24 million, partially offset by net trading gains on sales of equity securities of $10 million, primarily due to sales within our Corporate and Other operations. Net realized losses on equity securities were $19 million in the second quarter of 2011 and included other-than-temporary impairments of $32 million, partially offset by net trading gains on sales of equity securities of $13 million. Net trading gains in the second quarter of 2011 were primarily due to sales within our Individual Life business and our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the second quarter of 2012 were $12 million, primarily related to a net decrease in the loan loss reserve of $7 million and higher servicing revenue within our commercial mortgage operations, which was partially offset by realized losses related to restructurings and sales within our Asset Management business. Net realized gains on commercial mortgage and other loans in the second quarter of 2011 were $20 million, and were primarily driven by mark-to-market gains on our interim loan portfolio. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,751 million in the second quarter of 2012, compared to net realized gains of $233 million in the second quarter of 2011. The net derivative gains in the second quarter of 2012 primarily reflect net gains of $1,282 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also, contributing to the net derivative gains were net mark-to-market gains of $337 million on interest rate derivatives used to manage duration as interest rates declined, and gains of $175 million on foreign currency forward contracts used to hedge portfolio assets in our International Insurance segment due to the strengthening of the Japanese Yen against the U.S. dollar and other currencies. Partially offsetting these gains were net losses of $83 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the weakening of the U.S. dollar against the Japanese yen. The net derivative gains in the second quarter of 2011 primarily reflect net gains of $198 million on product related embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also contributing to these gains were net gains of $143 million on interest rate derivatives used to manage duration as interest rates declined. Partially offsetting these gains were net losses of $76 million on currency forward contracts used to hedge the future income of non-U.S. businesses due to the weakening of the U.S. dollar against the Japanese yen, and $32 million on currency derivatives used to hedge foreign-denominated investments. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were $64 million in the second quarter of 2012, which included other-than-temporary impairments of $72 million on real estate and joint ventures and partnerships investments, of which $58 million relates to prior periods, partially offset by net trading gains of $8 million primarily from our Corporate and Other segment. Net realized gains on other investments were $52 million in the second quarter of 2011, which included a $61 million gain on a partial sale of a real estate seed investment, partially offset by other-than-temporary impairments of $13 million on real estate and joint ventures and partnerships investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net positive adjustment of $1,449 million in the second quarter of 2012. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $38 million, primarily driven by net gains from settlements on interest rate and currency swaps, partially offset by losses that represent a principal source of earnings for certain of our businesses. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $1,487 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Related adjustments to realized investment gains (losses) were a net negative adjustment of $98 million in the second quarter of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $105 million for the second quarter 2011, primarily driven by net gains from settlements on interest rate and currency swaps, and gains that represent a principal source of earnings for certain of our businesses. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $7 million.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were net negative adjustments of $1,028 million and $154 million for the second quarter of 2012 and 2011, respectively. These adjustments were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net gains on embedded derivatives and related hedge positions associated with certain variable annuity contracts in both periods.

During the second quarter of 2012, we recorded other-than-temporary impairments of $170 million in earnings, compared to other-than-temporary impairments of $174 million recorded in earnings in the second quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$64	$63
Private fixed maturity securities	10	66

Total fixed maturity securities	74	129
Equity securities	24	32
Other invested assets(2)	72	13

Total	$170	$174

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$13	$13	$26
Due to other accounting guidelines(3)	1	47	48

Total	$14	$60	$74

	Three Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$28	$43	$71
Due to other accounting guidelines(3)	0	58	58

Total	$28	$101	$129

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity other-than-temporary impairments in the second quarter of 2012 were concentrated in the manufacturing sector of our corporate securities, asset-backed securities collateralized by sub-prime mortgages, and the public utilities, retail and wholesale sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments are to be recorded in earnings as they approach maturity. As of June 30, 2012, gross unrealized losses related to those securities maturing between July 1, 2012 and December 31, 2014 are $435 million. Absent a change in currency rates, impairments of approximately $65 million would be recorded in earnings over the remaining six months of 2012 and approximately $124 million in 2013 on these securities. During the second quarter of 2012, we recorded other-than-temporary impairments of $47 million in earnings related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in the second quarter of 2011 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages, and the energy and services sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarter of both 2012 and 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Other invested assets other-than-temporary impairments in the second quarter of both 2012 and 2011 were mainly driven by a decline in value on certain real estate and joint ventures and partnerships investments.

Closed Block Business

For the Closed Block Business, net realized investment gains in the second quarter of 2012 were $154 million, compared to net realized investment gains of $215 million in the second quarter of 2011.

Net realized gains on fixed maturity securities were $44 million in the second quarter of 2012, compared to net realized gains of $12 million in the second quarter of 2011, as set forth in the following table:

	Three Months Ended June 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$73	$66
Private bond prepayment premiums	2	1

Total gross realized investment gains	75	67

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(19)	(24)
Gross losses on sales and maturities(1)	(4)	(29)
Credit related losses on sales	(8)	(2)

Total gross realized investment losses	(31)	(55)

Realized investment gains (losses), net–Fixed Maturity Securities	$44	$12

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$69	$37

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $69 and $37 million in the second quarter of 2012 and 2011, respectively. Net gains on sales and maturities in the second quarter of 2011 included $2 million related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2012 and 2011.

Net realized losses on equity securities were $10 million in the second quarter of 2012 and included other-than-temporary impairments of $16 million, partially offset by net trading gains on sales of equity securities of $6 million. Net realized gains on equity securities were $137 million in the second quarter of 2011, which included net trading gains on sales of equity securities of $142 million, partially offset by other-than-temporary impairments of $5 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2012 and 2011.

Net realized losses on commercial mortgage and other loans in the second quarter of 2012 of $2 million primarily related to a net increase in the loan loss reserve. Net realized gains on commercial mortgage and other loans in the second quarter of 2011 of $3 million primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $123 million in the second quarter of 2012, compared to net realized gains of $64 million in the second quarter of 2011. Derivative gains in the second quarter of 2012 primarily reflect net gains of $65 million related to currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro and net mark-to-market gains of $54 million on interest rate derivatives primarily used to manage duration as interest rates declined. Derivative gains in the second quarter of

2011 primarily reflect net mark-to-market gains of $109 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net losses of $44 million related to currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro.

During the second quarter of 2012, we recorded other-than-temporary impairments of $35 million in earnings, compared to other-than-temporary impairments of $29 million recorded in earnings in the second quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$12	$20
Private fixed maturity securities	7	4

Total fixed maturity securities	19	24
Equity securities	16	5
Other invested assets(2)	0	0

Total	$35	$29

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$6	$12	$18
Due to other accounting guidelines	1	0	1

Total	$7	$12	$19

	Three Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$17	$3	$20
Due to other accounting guidelines	3	1	4
Total	$20	$4	$24

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the second quarter of 2012 and 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarter of 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2012 to 2011 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first six months of 2012 were $235 million, compared to net realized investment gains of $173 million in the first six months of 2011.

Net realized losses on fixed maturity securities were $109 million in the first six months of 2012, compared to net realized losses of $37 million in the first six months of 2011, as set forth in the following table:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$164	$294
Private bond prepayment premiums	8	16

Total gross realized investment gains	172	310

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(156)	(208)
Gross losses on sales and maturities(1)	(104)	(136)
Credit related losses on sales	(21)	(3)

Total gross realized investment losses	(281)	(347)

Realized investment gains (losses), net—Fixed Maturity Securities	$(109)	$(37)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$60	$158

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2012 were $60 million primarily due to sales within our Retirement, Individual Annuities and International Insurance segments. Included in the net gains on sales and maturities of fixed maturity securities were $3 million of net gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2011 were $158 million primarily due to sales within our Individual Annuities and Retirement segments. Net gains on sales and maturities in the first six months of 2011 included $32 million related to asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in 2011 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2012 and 2011.

Net realized losses on equity securities were $69 million in the first six months of 2012. The first six months of 2012 included other-than-temporary equity securities impairments of $72 million and net trading gains on sales of equity securities of $3 million. Net trading losses in the first six months of 2012 were primarily due to sales within our Corporate and Other operations. Net realized losses on equity securities were $16 million in the first six months of 2011. The first six months of 2011 included other-than-temporary equity securities impairments of $45 million, partially offset by net trading gains on sales of equity securities of $29 million. Net trading gains were primarily due to sales in our International Insurance business, Individual Life business, and our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the first six months of 2012 were $22 million, primarily related to a net decrease in the loan loss reserve of $21 million and higher servicing revenue within our commercial mortgage operations. Net realized gains on commercial mortgage and other loans in the first six months of 2011 were $26 million, and were primarily driven by mark-to-market gains on our interim loan portfolio. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $455 million in the first six months of 2012, compared to net realized gains of $135 million in the first six months of 2011. The net derivative gains in the first six months of 2012 primarily reflect net mark-to-market gains of $143 million on interest rate derivatives used to manage duration as interest rates declined. Also contributing to these gains were net gains of $131 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the strengthening of the U.S. dollar against the Japanese Yen, net gains of $63 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts and gains of $56 million primarily representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net derivative gains in the first six months of 2011 primarily reflect net gains of $226 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also, contributing to these gains are net gains of $23 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net losses of $63 million on currency derivatives used to hedge foreign denominated investments, net losses of $32 million on credit derivatives as credit spreads tightened, and net losses of $23 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the weakening of the U.S. dollar against the Japanese yen. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were $64 million in the first six months of 2012, which included other-than-temporary impairments of $74 million on real estate and joint ventures and partnerships investments, of which $58 million relates to prior periods, partially offset by net trading gains of $10 million, primarily from our Corporate and Other segment. Net realized gains on other investments were $65 million in the first six months of 2011, which included a $61 million gain on the partial sale of a real estate seed investment, partially offset by other-than-temporary impairments of $16 million on real estate and joint venture and partnership investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net positive adjustment of $107 million in the first six months of 2012. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $88 million for the first six months of 2012, primarily driven by net gains from settlements on interest rate and currency swaps, partially offset by losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $195 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Related adjustments to realized investment gains (losses) were a net negative adjustment of $383 million in the first six months of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $163 million for the first six months of 2011, primarily driven by net gains from settlements on interest rate and currency swaps, and gains that represent a principal source of earnings for certain of our businesses. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net negative adjustment of $220 million in the first six months of 2011, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure in both periods. Also included in the $220 million adjustment for the first six months of 2011 was a $95 million loss from an out of period adjustment recorded in the first quarter of 2011, and a $65 million loss related to our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were net negative adjustments of $150 million and $164 million for the first six months of 2012 and 2011, respectively. These adjustments were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net gains on embedded derivatives and related hedge positions associated with certain variable annuity contracts in both periods.

During the first six months of 2012, we recorded other-than-temporary impairments of $302 million in earnings, compared to total other-than-temporary impairments of $269 million recorded in earnings in the first six months of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings— Financial Services Businesses(1)
Public fixed maturity securities	$129	$128
Private fixed maturity securities	27	80

Total fixed maturity securities	156	208
Equity securities	72	45
Other invested assets(2)	74	16

Total	$302	$269

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Six Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings– Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$32	$30	$62
Due to other accounting guidelines(3)	2	92	94

Total	$34	$122	$156

	Six Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings– Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$49	$66	$115
Due to other accounting guidelines(3)	10	83	93

Total	$59	$149	$208

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first six months of 2012 were concentrated in the manufacturing sector of our corporate securities, asset-backed securities collateralized by sub-prime mortgages and the services sector of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments are to be recorded in earnings as they approach maturity. As of June 30, 2012, gross unrealized losses related to those securities maturing between July 1, 2012 and December 31, 2014 are $435 million. Absent a change in currency rates, impairments of approximately $65 million would be recorded in earnings over the remaining six months of 2012 and approximately $124 million in 2013 on these securities. During the first six months of 2012, we recorded other-than-temporary impairments of

$86 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in the first six months of 2011 were concentrated in Japanese commercial mortgage-backed securities, asset-backed securities collateralized by sub-prime mortgages and the energy and services sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2012 and 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Other invested assets other-than-temporary impairments in the first six months of 2012 and 2011 were mainly driven by a decline in value on certain real estate and joint ventures and partnerships investments.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2012 were $144 million, compared to net realized investment gains of $245 million in the first six months of 2011.

Net realized gains on fixed maturity securities were $14 million in the first six months of 2012, compared to net realized gains of $41 million in the first six months of 2011, as set forth in the following table:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$93	$127
Private bond prepayment premiums	3	5

Total gross realized investment gains	96	132

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(49)	(49)
Gross losses on sales and maturities(1)	(25)	(40)
Credit related losses on sales	(8)	(2)

Total gross realized investment losses	(82)	(91)

Realized investment gains (losses), net—Fixed Maturity Securities	$14	$41

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$68	$87

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2012 and 2011 were $68 and $87 million, respectively. Net gains on sales and maturities in the first six months of 2011 included $1 million related to asset-backed securities collateralized by sub-prime mortgages. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2012 and 2011.

Net realized gains on equity securities were $32 million in the first six months of 2012, which included net trading gains on sales of equity securities of $50 million, partially offset by other-than-temporary impairments of $18 million. Net realized gains on equity securities were $196 million in the first six months of 2011. Net trading gains on sales of equity securities were $210 million, partially offset by other-than-temporary impairments of $14 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2012 and 2011.

Net realized losses on commercial mortgage and other loans in the first six months of 2012 were $1 million, primarily related to a net increase in the loan loss reserve of $1 million. Net realized gains on commercial mortgage and other loans of $8 million in the first six months of 2011 were primarily related to a net decrease in the loan loss reserve of $17 million. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $100 million in the first six months of 2012, compared to net realized gains of $1 million in the first six months of 2011. Derivative gains in the first six months of 2012 primarily reflect net gains of $71 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro. Derivative gains in the first six months of 2011 primarily reflect net gains of $109 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net gains of $9 million on embedded derivatives associated with certain externally-managed investments in the European market. Partially offsetting these gains were net derivative losses of $111 million on foreign currency forward contracts used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro, and net losses of $6 million on credit derivatives as credit spreads generally tightened.

Net realized losses on other investments were $1 million in the first six months of 2012, which included $1 million of other-than-temporary impairments on joint ventures and partnership investments. Net realized losses on other investments were $1 million in the first six months of 2012, which included $1 million trading losses related to the sale of investments.

During the first six months of 2012, we recorded other-than-temporary impairments of $68 million in earnings, compared to other-than-temporary impairments of $63 million recorded in earnings in the first six months of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$40	$43
Private fixed maturity securities	9	6

Total fixed maturity securities	49	49
Equity securities	18	14
Other invested assets(2)	1	0

Total	$68	$63

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$25	$23	$48
Due to other accounting guidelines	1	0	1

Total	$26	$23	$49

	Six Months Ended June 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$35	$10	$45
Due to other accounting guidelines	3	1	4

Total	$38	$11	$49

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first six months of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first six months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

	June 30, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$188,779	$29,635	$218,414	61.3%
Public, held-to-maturity, at amortized cost	3,488	0	3,488	1.0
Private, available-for-sale, at fair value	27,908	17,298	45,206	12.7
Private, held-to-maturity, at amortized cost	1,283	0	1,283	0.4
Trading account assets supporting insurance liabilities, at fair value	19,729	0	19,729	5.5
Other trading account assets, at fair value	1,736	287	2,023	0.5
Equity securities, available-for-sale, at fair value	4,638	3,052	7,690	2.2
Commercial mortgage and other loans, at book value	25,710	9,800	35,510	10.0
Policy loans, at outstanding balance	6,291	5,165	11,456	3.2
Other long-term investments(1)	4,329	2,038	6,367	1.8
Short-term investments	4,425	716	5,141	1.4

Total general account investments	288,316	67,991	356,307	100.0%

Invested assets of other entities and operations(2)	10,258	0	10,258

Total investments	$298,574	$67,991	$366,565

	December 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$179,086	$30,211	$209,297	60.6%
Public, held-to-maturity, at amortized cost	3,743	0	3,743	1.1
Private, available-for-sale, at fair value	26,938	16,305	43,243	12.5
Private, held-to-maturity, at amortized cost	1,364	0	1,364	0.4
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	5.6
Other trading account assets, at fair value	2,104	317	2,421	0.7
Equity securities, available-for-sale, at fair value	4,401	3,122	7,523	2.2
Commercial mortgage and other loans, at book value	25,073	9,040	34,113	9.9
Policy loans, at outstanding balance	6,263	5,296	11,559	3.3
Other long-term investments(1)	4,481	1,990	6,471	1.9
Short-term investments	5,609	528	6,137	1.8

Total general account investments	278,543	66,809	345,352	100.0%

Invested assets of other entities and operations(2)	10,895	0	10,895

Total investments	$289,438	$66,809	$356,247

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our trading, banking, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of June 30, 2012, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 5 and 6 years. The increase in general account investments attributable to the Financial Services Businesses in the first six months of 2012 was primarily due to portfolio growth as a result of reinvestment of net investment income and net operating inflows, as well as a net increase in fair value driven by a decrease in interest rates. The general account investments attributable to the Closed Block Business also increased in the first six months of 2012, primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in interest rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 51% and 50% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$119,326	$111,857
Public, held-to-maturity, at amortized cost	3,488	3,743
Private, available-for-sale, at fair value	5,500	5,020
Private, held-to-maturity, at amortized cost	1,283	1,364
Trading account assets supporting insurance liabilities, at fair value	1,795	1,732
Other trading account assets, at fair value	1,402	1,496
Equity securities, available-for-sale, at fair value	1,945	1,932
Commercial mortgage and other loans, at book value	5,688	5,672
Policy loans, at outstanding balance	2,806	2,873
Other long-term investments(1)	2,650	2,892
Short-term investments	416	702

Total Japanese general account investments(2)	$146,299	$139,283

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of June 30, 2012, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years. The increase in general account investments related to our Japanese insurance operations in the first six months of 2012 was primarily attributable to the portfolio growth as a result of business inflows and a net increase in fair value primarily driven by declining interest rates, partially offset by the weakening of the yen against the U.S. dollar.

The functional currency of our Japanese insurance operations is the yen, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of June 30, 2012, our Japanese insurance operations had $43.4 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $30.3 billion that support liabilities denominated in U.S. dollars. As of December 31, 2011, our

Japanese insurance operations had $38.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $25.9 billion that support liabilities denominated in U.S. dollars. The $4.5 billion increase of U.S. dollar investments at fair value from December 31, 2011, is primarily driven by an increase in fair value driven by a decrease in interest rates and portfolio growth as a result of business inflows.

For additional information regarding U.S. dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Our Japanese insurance operations had $7.5 billion and $6.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2012 and December 31, 2011, respectively. The $1.1 billion increase of Australian dollar investments at fair value from December 31, 2011, is primarily driven by an increase in fair value driven by a decrease in interest rates and portfolio growth as a result of business inflows.

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

The following tables set forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to our general account, as of June 30, 2012.

Eurozone Gross Direct Exposure—Financial Services Businesses

	June 30, 2012
	Amortized Cost			Total Amortized Cost	Fair Value			Total Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure		Sovereigns(6)	Financial Institutions(7)	All Other Exposure
	(in millions)
Non-peripheral countries:
France	$563	$930	$1,690	$3,183	$566	$889	$1,784	$3,239
Netherlands	0	1,200	2,040	3,240	0	1,216	2,085	3,301
Germany	98	1,040	593	1,731	102	1,064	589	1,755
Luxembourg	0	302	885	1,187	0	321	876	1,197
Other non-peripheral(1)	21	252	493	766	20	251	496	767

Total non-peripheral exposure	682	3,724	5,701	10,107	688	3,741	5,830	10,259
Peripheral countries:
Italy(2)	555	89	166	810	514	91	149	754
Ireland	0	122	487	609	0	126	484	610
Spain	48	29	249	326	43	25	209	277
Other peripheral(3)	0	0	88	88	0	0	92	92

Total peripheral exposure	603	240	990	1,833	557	242	934	1,733
International agencies(4)	0	1,505	90	1,595	0	1,496	92	1,588

Total exposure(5)	$1,285	$5,469	$6,781	$13,535	$1,245	$5,479	$6,856	$13,580

Eurozone Gross Direct Exposure—Closed Block Business

	June 30, 2012
	Amortized Cost			Total Amortized Cost	Fair Value			Total Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure		Sovereigns(6)	Financial Institutions(7)	All Other Exposure
	(in millions)
Non-peripheral countries:
France	$52	$346	$598	$996	$55	$371	$646	$1,072
Netherlands	6	163	710	879	6	167	788	961
Germany	10	75	569	654	10	76	598	684
Luxembourg	5	60	471	536	4	65	500	569
Other non-peripheral(1)	2	139	323	464	2	140	336	478

Total non-peripheral exposure	75	783	2,671	3,529	77	819	2,868	3,764
Peripheral countries:
Italy	5	52	36	93	6	51	34	91
Ireland	0	68	291	359	0	52	323	375
Spain	0	18	68	86	0	16	59	75
Other peripheral(3)	0	0	19	19	0	0	19	19

Total peripheral exposure	5	138	414	557	6	119	435	560
International agencies(4)	0	0	0	0	0	0	0	0

Total exposure(5)	$80	$921	$3,085	$4,086	$83	$938	$3,303	$4,324

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	For the Financial Services Businesses, of the $13,535 million of amortized cost represented above, 85% is related to fixed maturities, 9% is related to trading account assets supporting insurance liabilities, and the remaining 6% is related to all other asset types. For the Closed Block Business, of the $4,086 million of amortized cost represented above, 94% is related to fixed maturities, and the remaining 6% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended June 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.76%	$1,872	5.44%	$541	4.04%	$2,413
Trading account assets supporting insurance liabilities	3.95	194	0.00	0	3.95	194
Equity securities	6.07	62	3.69	23	5.16	85
Commercial mortgage and other loans	5.25	332	5.95	142	5.44	474
Policy loans	4.61	71	5.91	76	5.20	147
Short-term investments and cash equivalents	0.24	8	1.34	2	0.27	10
Other investments	4.30	66	8.42	49	5.43	115

Gross investment income before investment expenses	3.82	2,605	5.58	833	4.14	3,438
Investment expenses	(0.11)	(64)	(0.25)	(38)	(0.14)	(102)

Investment income after investment expenses	3.71%	2,541	5.33%	795	4.00%	3,336

Investment results of other entities and operations(2)		22		0		22

Total investment income		$2,563		$795		$3,358

	Three Months Ended June 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.87%	$1,791	5.57%	$559	4.17%	$2,350
Trading account assets supporting insurance liabilities	4.21	193	0.00	0	4.21	193
Equity securities	5.95	82	3.62	26	5.15	108
Commercial mortgage and other loans	5.48	317	6.28	136	5.70	453
Policy loans	4.61	69	6.09	81	5.31	150
Short-term investments and cash equivalents	0.48	14	0.58	1	0.49	15
Other investments	4.56	69	8.16	36	5.38	105

Gross investment income before investment expenses	3.96	2,535	5.67	839	4.28	3,374
Investment expenses	(0.12)	(60)	(0.25)	(37)	(0.14)	(97)

Investment income after investment expenses
Investment results of other entities and operations(2)	3.84%	2,475	5.42%	802	4.14%	3,277

Total investment income		50		0		50

		$2,525		$802		$3,327

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Six Months Ended June 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$3,713	5.50%	$1,087	4.04%	$4,800
Trading account assets supporting insurance liabilities	4.04	393	0.00	0	4.04	393
Equity securities	5.82	118	3.33	43	4.85	161
Commercial mortgage and other loans	5.31	664	6.06	281	5.52	945
Policy loans	4.60	142	5.96	153	5.22	295
Short-term investments and cash equivalents	0.24	16	1.40	4	0.28	20
Other investments	3.54	112	8.28	94	4.81	206

Gross investment income before investment expenses	3.80	5,158	5.61	1,662	4.13	6,820
Investment expenses	(0.11)	(125)	(0.25)	(76)	(0.14)	(201)

Investment income after investment expenses	3.69%	5,033	5.36%	1,586	3.99%	6,619

Investment results of other entities and operations(2)		59		0		59

Total investment income		$5,092		$1,586		$6,678

	Six Months Ended June 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)(3)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	3.96%	$3,389	5.61%	$1,123	4.27%	$4,512
Trading account assets supporting insurance liabilities	4.27	385	0.00	0	4.27	385
Equity securities	5.61	136	3.14	45	4.69	181
Commercial mortgage and other loans	5.66	637	6.40	273	5.86	910
Policy loans	4.67	133	6.09	161	5.35	294
Short-term investments and cash equivalents	0.42	25	0.65	2	0.42	27
Other investments	5.00	134	9.39	81	6.07	215

Gross investment income before investment expenses	4.03	4,839	5.72	1,685	4.37	6,524
Investment expenses	(0.12)	(113)	(0.25)	(73)	(0.14)	(186)

Investment income after investment expenses	3.91%	4,726	5.47%	1,612	4.23%	6,338

Investment results of other entities and operations(2)		107		0		107

Total investment income		$4,833		$1,612		$6,445

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

(2)	Includes investment income of trading, banking, and asset management operations.
(3)	Yields for the six months ended June 30, 2011 are weighted for four months of income and assets related to the Star and Edison Businesses.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’ portfolio for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.31%	$1,054	5.38%	$1,059
Trading account assets supporting insurance liabilities	4.21	188	4.51	187
Equity securities	9.27	50	9.81	51
Commercial mortgage and other loans	5.58	275	5.89	265
Policy loans	5.47	46	5.65	46
Short-term investments and cash equivalents	0.27	6	0.27	5
Other investments	4.06	23	6.31	34

Gross investment income before investment expenses	4.93	1,642	5.12	1,647
Investment expenses	(0.10)	(20)	(0.10)	(18)

Investment income after investment expenses	4.83%	1,622	5.02%	1,629

Investment results of other entities and operations(2)		22		50

Total investment income		$1,644		$1,679

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.

The net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the three months ended June 30, 2012, is lower than the net investment income yield for the three months ended June 30, 2011, primarily as a result of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, as well as lower income from our joint ventures and limited partnerships, driven by lower gains and appreciation on the underlying assets.

The following table sets forth the income yield and investment income for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.32%	$2,101	5.42%	$2,116
Trading account assets supporting insurance liabilities	4.24	375	4.50	368
Equity securities	8.67	90	9.08	92
Commercial mortgage and other loans	5.68	552	6.06	537
Policy loans	5.55	94	5.66	91
Short-term investments and cash equivalents	0.27	13	0.27	12
Other investments	3.43	38	5.00	53

Gross investment income before investment expenses	4.92	3,263	5.10	3,269
Investment expenses	(0.10)	(41)	(0.11)	(45)

Investment income after investment expenses	4.82%	3,222	4.99%	3,224

Investment results of other entities and operations(2)		59		107

Total investment income		$3,281		$3,331

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, is primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates, as well as lower income from our joint ventures and limited partnerships, driven by lower gains and appreciation on the underlying assets.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.73%	$818	2.75%	$732
Trading account assets supporting insurance liabilities	1.36	6	1.30	6
Equity securities	2.46	12	3.62	31
Commercial mortgage and other loans	4.08	57	4.04	52
Policy loans	3.53	25	3.35	23
Short-term investments and cash equivalents	0.16	2	0.87	9
Other investments	4.44	43	3.61	35

Gross investment income before investment expenses	2.76	963	2.78	888
Investment expenses	(0.13)	(44)	(0.13)	(42)

Total investment income	2.63%	$919	2.65%	$846

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is primarily attributable to lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2012 and 2011, was approximately $29.2 billion and $24.8 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2012 and 2011, was approximately $6.5 billion and $4.9 billion, respectively. These Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)(2)	Amount
	($ in millions)
Fixed maturities	2.71%	$1,612	2.73%	$1,273
Trading account assets supporting insurance liabilities	2.09	18	2.01	17
Equity securities	2.79	28	3.13	44
Commercial mortgage and other loans	4.03	112	4.17	100
Policy loans	3.44	48	3.38	42
Short-term investments and cash equivalents	0.17	3	0.77	13
Other investments	3.60	74	5.01	81

Gross investment income before investment expenses	2.73	1,895	2.81	1,570
Investment expenses	(0.12)	(84)	(0.12)	(68)

Total investment income	2.61%	$1,811	2.69%	$1,502

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields for the six months ended June 30, 2011, are weighted for four months of income and assets related to the Star and Edison Businesses.

The decrease in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, is primarily attributable to lower fixed maturity reinvestment rates and lower interest rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2012 and 2011, was approximately $28.9 billion and $21.3 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2012 and 2011, was approximately $6.5 billion and $3.8 billion, respectively. These Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2012				December 31, 2011
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$29,774	$2,647	$523	$31,898	$28,091	$2,412	$715	$29,788
Utilities	14,687	1,600	344	15,943	14,356	1,454	517	15,293
Finance	20,265	713	502	20,476	20,245	494	766	19,973
Services	12,618	1,001	295	13,324	12,134	861	406	12,589
Energy	7,479	622	150	7,951	7,304	564	208	7,660
Transportation	4,922	429	52	5,299	5,256	382	131	5,507
Retail and Wholesale	5,739	411	107	6,043	5,078	368	76	5,370
Other	1,524	73	49	1,548	1,551	57	64	1,544

Total corporate securities	97,008	7,496	2,022	102,482	94,015	6,592	2,883	97,724
Foreign government(3)	75,481	6,262	135	81,608	73,209	4,796	204	77,801
Residential mortgage-backed	7,793	443	44	8,192	7,569	425	59	7,935
Asset-backed securities(4)	8,106	168	794	7,480	8,319	150	988	7,481
Commercial mortgage-backed	8,167	597	56	8,708	8,197	573	104	8,666
U.S. Government	8,172	2,456	10	10,618	7,592	1,920	17	9,495
State & Municipal(5)	2,237	403	0	2,640	1,984	293	1	2,276

Total(6)	$206,964	$17,825	$3,061	$221,728	$200,885	$14,749	$4,256	$211,378

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $346 million of gross unrealized gains and $76 million of gross unrealized losses as of June 30, 2012, compared to $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011 on securities classified as held-to-maturity.
(3)	As of both June 30, 2012 and December 31, 2011, based on amortized cost, 84% represents Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% and 6%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2011 to June 30, 2012, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2012				December 31, 2011
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,453	$1,219	$29	$9,643	$8,325	$1,167	$40	$9,452
Utilities	5,722	961	40	6,643	5,630	907	55	6,482
Services	4,810	628	21	5,417	4,731	578	35	5,274
Finance	2,917	208	42	3,083	3,088	151	74	3,165
Energy	1,830	252	3	2,079	1,806	259	4	2,061
Retail and Wholesale	1,681	249	11	1,919	1,525	255	8	1,772
Transportation	1,327	153	8	1,472	1,347	153	13	1,487
Other	68	8	0	76	49	13	0	62

Total corporate securities	26,808	3,678	154	30,332	26,501	3,483	229	29,755
Asset-backed securities(2)	5,094	58	653	4,499	4,935	56	819	4,172
Commercial mortgage-backed	3,906	160	3	4,063	3,559	158	2	3,715
U.S. Government	3,733	1,054	1	4,786	4,594	943	0	5,537
Residential mortgage-backed	1,772	109	8	1,873	1,880	125	19	1,986
Foreign government(3)	501	99	3	597	492	86	5	573
State & Municipal	658	126	1	783	679	100	1	778

Total(4)	$42,472	$5,284	$823	$46,933	$42,640	$4,951	$1,075	$46,516

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “— Asset-Backed Securities” below.
(3)	As of June 30, 2012 and December 31, 2011, based on amortized cost, no individual foreign country represented more than 9% and 8%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2011 to June 30, 2012, was primarily due to a net decrease in interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios, or limited documentation. The significant deterioration of the U.S. housing market, high interest rate resets, higher unemployment levels, and relaxed underwriting standards for some originators of sub-prime mortgages have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. Recently there has been significant attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, any significant delays in foreclosure proceedings could result in increased servicing costs which could negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are pursuing legal and other actions with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2012
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2011
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	2	0	0	3	460	465	497
2006	7	1	84	24	793	909	1,019
2005	0	8	18	20	264	310	343
2004 & Prior	10	15	68	33	608	734	775

Total collateralized by sub-prime mortgages(1)	19	24	170	80	2,125	2,418	2,634

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	108	0	108	452
Collateralized by auto loans	825	0	0	1	3	829	841
Collateralized by credit cards	550	0	56	165	0	771	761
Collateralized by non-sub-prime mortgages	1,436	106	4	29	12	1,587	1,707
Other asset-backed securities(2)	801	1,294	117	42	139	2,393	1,924

Total asset-backed securities(3)	$3,631	$1,424	$347	$425	$2,279	$8,106	$8,319

(1)	Included within the $2.4 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2012, are $35 million of securities collateralized by second-lien exposures.
(2)	As of June 30, 2012, includes collateralized debt obligations with amortized cost of $144 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2012
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2011
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	0	3	283	287	283
2006	5	1	62	20	545	633	664
2005	0	8	16	17	183	224	238
2004 & Prior	9	13	59	27	436	544	546

Total collateralized by sub-prime mortgages	15	22	137	67	1,447	1,688	1,731

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	125	0	125	471
Collateralized by auto loans	831	0	0	1	2	834	842
Collateralized by credit cards	575	0	56	163	0	794	783
Collateralized by non-sub-prime mortgages	1,518	111	4	27	12	1,672	1,776
Other asset-backed securities(1)	802	1,291	116	46	112	2,367	1,878

Total asset-backed securities(2)	$3,741	$1,424	$313	$429	$1,573	$7,480	$7,481

(1)	As of June 30, 2012, includes collateralized debt obligations with fair value of $140 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, franchises, timeshares and aircraft.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2012, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.634 billion as of December 31, 2011, to $2.418 billion as of June 30, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $735 million as of June 30, 2012, and $906 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of June 30, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2012, based on amortized cost, approximately 61% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 39% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.418 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2012, were $469 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2012
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2011
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	7	0	20	3	372	402	431
2006	9	84	0	8	807	908	994
2005	9	40	74	12	139	274	296
2004 & Prior	0	5	26	27	482	540	569

Total collateralized by sub-prime mortgages(1)	25	129	120	50	1,800	2,124	2,290

Other asset-backed securities:
Collateralized by credit cards	365	0	0	161	2	528	659
Collateralized by auto loans	939	0	0	0	0	939	739
Externally-managed investments in the European market	0	0	0	204	0	204	199
Collateralized by education loans	20	447	0	0	0	467	485
Other asset-backed securities(2)	398	361	44	2	27	832	563

Total asset-backed securities(3)	$1,747	$937	$164	$417	$1,829	$5,094	$4,935

(1)	Included within the $2.1 billion of asset-backed securities collateralized by sub-prime mortgages as of June 30, 2012, are $3 million of securities collateralized by second-lien exposures.
(2)	As of June 30, 2012, includes collateralized debt obligations with amortized cost of $70 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(3)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

Asset-Backed Securities at Fair Value—Closed Block Business

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	6	0	17	3	246	272	267
2006	9	74	0	8	492	583	597
2005	8	37	65	11	92	213	216
2004 & Prior	0	4	23	22	368	417	421

Total collateralized by sub-prime mortgages	23	115	105	44	1,198	1,485	1,501

Other asset-backed securities:
Collateralized by credit cards	370	0	0	161	2	533	669
Collateralized by auto loans	941	0	0	0	0	941	739
Externally-managed investments in the European market	0	0	0	238	0	238	233
Collateralized by education loans	20	446	0	0	0	466	474
Other asset-backed securities(1)	401	362	45	2	26	836	556

Total asset-backed securities(2)	$1,755	$923	$150	$445	$1,226	$4,499	$4,172

(1)	As of June 30, 2012, includes collateralized debt obligations with fair value of $71 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, time shares, manufacturing and aircraft.
(2)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.290 billion as of December 31, 2011, to $2.124 billion as of June 30, 2012, primarily reflecting principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $640 million as of June 30, 2012, and $789 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 30% as of June 30, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 30, 2012, based on amortized cost, approximately 64% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.124 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2012, were $467 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	June 30, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,589	97.4%	$1,575	88.9%
Collateralized mortgage obligations(2)(3)	204	2.6	197	11.1

Total residential mortgage-backed securities	$7,793	100.0%	$1,772	100.0%

Portion rated AA or higher(4)	$7,675	98.5%	$1,575	88.9%

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,339	97.0%	$1,664	88.5%
Collateralized mortgage obligations(2)(3)	230	3.0	216	11.5

Total residential mortgage-backed securities	$7,569	100.0%	$1,880	100.0%

Portion rated AA or higher(4)	$7,489	99.0%	$1,664	88.5%

(1)	As of June 30, 2012, of these securities, for the Financial Services Businesses, $5.683 billion are supported by the U.S. government and $1.906 billion are supported by foreign governments. As of December 31, 2011, of these securities, for the Financial Services Businesses, $5.408 billion were supported by the U.S. government and $1.931 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of June 30, 2012 and December 31, 2011.
(2)	Includes alternative residential mortgage loans of $35 million and $38 million in the Financial Services Businesses, and $85 million and $93 million in the Closed Block Business, for June 30, 2012 and December 31, 2011, respectively.
(3)	As of June 30, 2012, of these collateralized mortgage obligations, for the Financial Services Businesses, 68% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 27% have below investment grade ratings, and as of December 31, 2011, 68% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 25% have below investment grade ratings. As of June 30, 2012, for the Closed Block Business, 45% have BBB credit ratings, and 55% have below investment grade ratings, and as of December 31, 2011, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession; however, market fundamentals appear to have bottomed and have been showing signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive for certain sectors, and prices of commercial real estate appear to be stabilizing and improving in some sectors. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market is slowing and refinancing activity has increased, at least partially reflecting the improvement in these fundamentals. The loans included in new issues seem to reflect better underwriting and lower levels of leverage compared to 2007.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2012
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2011
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$3	$0	$0	$0	$0	$3	$0
2011	0	5	0	0	0	5	5
2010	0	99	0	0	0	99	99
2009	0	141	0	0	0	141	117
2008	166	0	0	4	23	193	197
2007	1,446	35	22	0	1	1,504	1,887
2006	2,872	71	39	0	0	2,982	2,955
2005 & Prior	2,979	155	81	17	8	3,240	2,937

Total commercial mortgage-backed securities(2)(3)(4)	$7,466	$506	$142	$21	$32	$8,167	$8,197

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above, as of June 30, 2012, are downgraded super senior securities with amortized cost of $71 million in AA and $104 million in A.
(4)	Included in the table above, as of June 30, 2012, are agency commercial mortgage-backed securities with amortized cost of $280 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$3	$0	$0	$0	$0	$3	$0
2011	0	6	0	0	0	6	5
2010	0	110	0	0	0	110	108
2009	0	159	0	0	0	159	128
2008	180	0	0	4	28	212	206
2007	1,495	39	21	0	20	1,575	1,958
2006	3,133	78	45	0	0	3,256	3,214
2005 & Prior	3,132	148	82	17	8	3,387	3,047

Total commercial mortgage-backed securities(2)(3)	$7,943	$540	$148	$21	$56	$8,708	$8,666

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above, as of June 30, 2012, are agency commercial mortgage-backed securities with fair value of $314 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $13 million in AAA, $4 million in BBB and $24 million in BB and below as of June 30, 2012, and $13 million in AAA, $4 million in A, $17 million in BBB and $13 million in BB and below as of December 31, 2011.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $890 million in AAA, $122 million in AA, $53 million in A and $5 million in BBB as of June 30, 2012, and $875 million in AAA, $190 million in AA, $125 million in A, and $5 million in BBB as of December 31, 2011.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	June 30, 2012
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2012	$3	$0	$0	$0	$0	$0	$0	$3
2011	0	0	0	0	0	0	0	0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	166	0	0	0	0	0	0	166
2007	1,446	0	0	0	0	0	0	1,446
2006	1,515	1,344	0	0	0	0	13	2,872
2005 & Prior	485	1,937	0	60	343	151	3	2,979

Total	$3,615	$3,281	$0	$60	$343	$151	$16	$7,466

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$42	$84	$20	$0	$0	$146	$0
2011	41	156	0	0	0	197	53
2010	0	48	0	0	0	48	5
2009	0	68	0	0	0	68	0
2008	8	0	0	0	0	8	3
2007	638	43	28	0	4	713	831
2006	1,125	89	0	0	0	1,214	933
2005 & Prior	1,447	29	28	5	3	1,512	1,734

Total commercial mortgage-backed securities(2)(3)	$3,301	$517	$76	$5	$7	$3,906	$3,559

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2012, are downgraded super senior securities with amortized cost of $89 million in AA and $74 million in A.
(3)	Included in the table above, as of June 30, 2012, are agency commercial mortgage-backed securities with amortized cost of $399 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$42	$85	$21	$0	$0	$148	$0
2011	45	159	0	0	0	204	57
2010	0	50	0	0	0	50	5
2009	0	69	0	0	0	69	0
2008	8	0	0	0	0	8	4
2007	654	44	28	0	12	738	860
2006	1,182	93	0	0	0	1,275	986
2005 & Prior	1,503	29	31	5	3	1,571	1,803

Total commercial mortgage-backed securities(2)	$3,434	$529	$80	$5	$15	$4,063	$3,715

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2012, are agency commercial mortgage-backed securities with fair value of $406 million, all rated AA.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	June 30, 2012
	Super Senior AAA Structures				Other AAA		Other	Total AAA Securities at Amortized Cost
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate
	(in millions)
Vintage
2012	$42	$0	$0	$0	$0	$0	$0	$42
2011	41	0	0	0	0	0	0	41
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	8	0	0	0	0	0	0	8
2007	638	0	0	0	0	0	0	638
2006	583	535	0	0	0	0	7	1,125
2005 & Prior	706	542	0	0	150	49	0	1,447

Total	$2,018	$1,077	$0	$0	$150	$49	$7	$3,301

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality, based on NAIC or equivalent rating, totaled $8.9 billion, or 4%, of the total fixed maturities as of June 30, 2012, and $9.3 billion, or 5%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality, based on NAIC or equivalent rating, represented 27% and 30% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.6 billion, or 5%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality, based on NAIC or equivalent rating, totaled $3.9 billion, or 9%, of the total fixed maturities as of June 30, 2012, and $4.4 billion, or 10%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality, based on NAIC or equivalent rating, represented 47% and 51% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $5.2 billion, or 12%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$157,749	$13,920	$1,274	$170,395	$151,700	$11,143	$1,756	$161,087
2	16,670	1,447	572	17,545	17,017	1,298	797	17,518

Subtotal High or Highest Quality Securities	174,419	15,367	1,846	187,940	168,717	12,441	2,553	178,605
3	3,343	69	371	3,041	3,446	66	574	2,938
4	1,264	55	209	1,110	1,328	34	296	1,066
5	400	9	138	271	443	6	174	275
6	121	10	30	101	219	15	105	129

Subtotal Other Securities(4)	5,128	143	748	4,523	5,436	121	1,149	4,408

Total Public Fixed Maturities	$179,547	$15,510	$2,594	$192,463	$174,153	$12,562	$3,702	$183,013

(1)	Reflects equivalent ratings for investments of our international insurance operations.
(2)	Includes, as of June 30, 2012 and December 31, 2011, 9 securities with amortized cost of $3 million (fair value, $8 million) and 10 securities with amortized cost of $2 million (fair value, $12 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $272 million of gross unrealized gains and $76 million gross unrealized losses as of June 30, 2012, compared to $282 million of gross unrealized gains and $97 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of June 30, 2012, includes $169 million in emerging market securities and $51 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$20,595	$2,669	$304	$22,960	$21,098	$2,424	$381	$23,141
2	4,448	684	114	5,018	4,638	629	134	5,133

Subtotal High or Highest Quality Securities	25,043	3,353	418	27,978	25,736	3,053	515	28,274
3	963	48	79	932	1,103	59	82	1,080
4	707	15	192	530	808	14	245	577
5	238	7	80	165	369	5	156	218
6	23	11	4	30	66	10	14	62

Subtotal Other Securities(2)	1,931	81	355	1,657	2,346	88	497	1,937

Total Public Fixed Maturities	$26,974	$3,434	$773	$29,635	$28,082	$3,141	$1,012	$30,211

(1)	Includes, as of June 30, 2012 and December 31, 2011, 9 securities with amortized cost of $8 million (fair value, $11 million) and 11 securities with amortized cost of $11 million (fair value, $13 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2012, includes $225 million in securitized bank loans and $151 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,003	$755	$69	$7,689	$7,018	$730	$84	$7,664
2	16,654	1,362	317	17,699	15,847	1,273	362	16,758

Subtotal High or Highest Quality Securities	23,657	2,117	386	25,388	22,865	2,003	446	24,422
3	2,514	137	44	2,607	2,532	134	43	2,623
4	643	21	8	656	715	14	20	709
5	434	15	20	429	490	5	42	453
6	169	25	9	185	130	31	3	158

Subtotal Other Securities(4)	3,760	198	81	3,877	3,867	184	108	3,943

Total Private Fixed Maturities	$27,417	$2,315	$467	$29,265	$26,732	$2,187	$554	$28,365

(1)	Reflects equivalent ratings for investments of our international insurance operations.
(2)	Includes, as of June 30, 2012 and December 31, 2011, 120 securities with amortized cost of $1,269 million (fair value, $1,299 million) and 100 securities with amortized cost of $815 million (fair value, $840 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $74 million of gross unrealized gains and less than $1 million of gross unrealized losses as of June 30, 2012, compared to $63 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of June 30, 2012, includes $370 million in securitized bank loans and $261 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,981	$699	$1	$4,679	$3,651	$660	$0	$4,311
2	9,520	1,057	20	10,557	8,861	1,069	16	9,914

Subtotal High or Highest Quality Securities	13,501	1,756	21	15,236	12,512	1,729	16	14,225
3	1,100	73	12	1,161	1,061	66	10	1,117
4	573	12	5	580	618	11	16	613
5	222	3	8	217	215	1	18	198
6	102	6	4	104	152	3	3	152

Subtotal Other Securities(2)	1,997	94	29	2,062	2,046	81	47	2,080

Total Private Fixed Maturities	$15,498	$1,850	$50	$17,298	$14,558	$1,810	$63	$16,305

(1)	Includes, as of June 30, 2012 and December 31, 2011, 59 securities with amortized cost of $1,294 million (fair value, $1,341 million) and 56 securities with amortized cost of $926 million (fair value, $968 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of June 30, 2012, includes $270 million in securitized bank loans and $254 million in commercial asset finance securities.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$57,183	$4,523	$767	$60,939	$55,051	$3,850	$1,170	$57,731
2	32,221	2,698	813	34,106	31,355	2,487	1,072	32,770

Subtotal High or Highest Quality Securities	89,404	7,221	1,580	95,045	86,406	6,337	2,242	90,501
3	5,459	195	329	5,325	5,379	185	469	5,095
4	1,447	37	74	1,410	1,469	26	109	1,386
5	496	14	26	484	585	9	51	543
6	202	29	13	218	176	35	12	199

Subtotal Other Securities	7,604	275	442	7,437	7,609	255	641	7,223

Total Corporate Fixed Maturities	$97,008	$7,496	$2,022	$102,482	$94,015	$6,592	$2,883	$97,724

(1)	Reflects equivalent ratings for investments of our international insurance operations.

The following table sets forth our corporate securities by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,624	$1,871	$36	$12,459	$10,528	$1,714	$62	$12,180
2	13,273	1,662	63	14,872	12,773	1,631	67	14,337

Subtotal High or Highest Quality Securities	23,897	3,533	99	27,331	23,301	3,345	129	26,517
3	1,664	104	19	1,749	1,747	106	21	1,832
4	839	21	17	843	949	20	41	928
5	288	8	14	282	297	4	26	275
6	120	12	5	127	207	8	12	203

Subtotal Other Securities	2,911	145	55	3,001	3,200	138	100	3,238

Total Corporate Fixed Maturities	$26,808	$3,678	$154	$30,332	$26,501	$3,483	$229	$29,755

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

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have maturities of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $1 million and $2 million for the three and six months ended June 30, 2012, respectively, and $2 million and $3 million for the three and six months ended June 30, 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC Designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	June 30, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$1	$745	$3
2	25	0	25	0

Subtotal	315	1	770	3
3 through 6	0	0	0	0

Total(1)	$315	$1	$770	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

As of June 30, 2012 and December 31, 2011, the Closed Block Business had $5 million and $50 million of outstanding notional amounts, respectively, both reported at fair value as an asset of less than $1 million, where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of June 30, 2012 and December 31, 2011, the Financial Services Businesses had $1.424 billion and $1.598 billion of outstanding notional amounts, reported at fair value as a liability of $10 million and an asset of $2 million, respectively. As of June 30, 2012 and December 31, 2011, the Closed Block Business had $344 million and $381 million of outstanding notional amounts, reported at fair value as a liability of $5 million and an asset of less than $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $10 million and $20 million for the three and six months ended June 30, 2012, and $11 million and $22 million for the three and six months ended June 30, 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$1,000	$219	$1,371	$349
Three months or greater but less than six months	308	75	1,667	399
Six months or greater but less than nine months	114	34	864	309
Nine months or greater but less than twelve months	347	96	745	193
Greater than twelve months	4,039	1,327	3,809	1,392

Total	$5,808	$1,751	$8,456	$2,642

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to foreign currency exchange rate movements, general credit spread widening in the structured credit marketplace and liquidity discounts as of June 30, 2012 and December 31, 2011. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $1.751 billion as of June 30, 2012 includes $663 million relating to asset-backed securities collateralized by sub-prime mortgages. Also included in gross unrealized losses were $45 million of gross unrealized losses on securities with amortized cost of $65 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $3 million was included in the less than three months timeframe, $1 million in the three months or greater but less than six months timeframe, $3 million was included in the six months or greater but less than nine months timeframe, $5 million was included in the nine months or greater but less than twelve months timeframe, and $33 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$74	$17	$122	$33
Three months or greater but less than six months	36	8	353	90
Six months or greater but less than nine months	33	7	179	55
Nine months or greater but less than twelve months	130	34	122	34
Greater than twelve months	1,363	553	1,263	605

Total	$1,636	$619	$2,039	$817

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to general credit spread widening in the structured credit marketplace, liquidity discounts and foreign currency exchange rate movements as of June 30, 2012 and December 31, 2011. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $619 million as of June 30, 2012 include $568 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of June 30, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At June 30, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

In addition, we recognize an other-than-temporary impairment in earnings for a debt security in an unrealized loss position when (a) we have the intent to sell the debt security, or (b) it is more likely than not we will be required to sell the debt security before its anticipated recovery, or (c) a foreign currency denominated security with a foreign currency translation loss approaches maturity. For all debt securities in unrealized loss positions that do not meet any of these criteria, we analyze our ability to recover the amortized cost by comparing the net present value of our best estimate of projected future cash flows with the amortized cost of the security. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded. The determination of the assumptions used in these projections requires the use of significant management judgment. See Note 2 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these assumptions and our policies for recognizing other-than-temporary impairments for debt securities.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $74 million and $129 million for the three months ended June 30, 2012 and 2011, respectively, and $156 million and $208 million for the six months ended June 30, 2012 and 2011, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2012 and 2011, were $14 million and $28 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2012 and 2011 include $34 million and $59 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $19 million and $24 million for the three months ended June 30, 2012, and 2011, respectively, and $49 million for both the six months ended June 30, 2012 and 2011, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2012, and 2011, were $7 million and $20 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2012 and 2011 include $26 million and $38 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$270	$270	$951	$951
Fixed maturities:
Corporate securities	11,260	12,086	10,297	11,036
Commercial mortgage-backed securities	1,987	2,110	2,157	2,247
Residential mortgage-backed securities	1,825	1,891	1,786	1,844
Asset-backed securities	1,308	1,204	1,504	1,367
Foreign government bonds	706	725	644	655
U.S. government authorities and agencies and obligations of U.S. states	412	459	440	470

Total fixed maturities	17,498	18,475	16,828	17,619
Equity securities	1,029	984	1,050	911

Total trading account assets supporting insurance liabilities	$18,797	$19,729	$18,829	$19,481

As a percentage of amortized cost, 73% and 75% of the portfolio was publicly-traded as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, 92% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2012, $1.718 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $79 million secured by “ALT-A” mortgages, represented the remaining $108 million of residential mortgage-backed securities, of which 62% have credit ratings of A or better and 38% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

The following table sets forth the composition of the corporate securities included in our trading account assets supporting insurance liabilities portfolio, by industry category, as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Manufacturing	$3,668	$3,980	$3,119	$3,401
Utilities	1,836	2,023	1,819	1,996
Services	2,076	2,213	1,959	2,088
Finance	1,943	2,000	1,711	1,720
Energy	680	748	656	726
Transportation	490	524	565	599
Retail and Wholesale	556	587	452	490
Other	11	11	16	16

Total Corporate Securities	$11,260	$12,086	$10,297	$11,036

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	118	118	120
2006	0	0	0	0	71	71	80
2005	0	0	0	0	32	32	35
2004 & Prior	0	7	6	0	48	61	65

Total collateralized by sub-prime mortgages	0	7	6	0	269	282	300
Other asset-backed securities:
Collateralized by auto loans	284	0	0	0	0	284	292
Collateralized by credit cards	250	0	0	25	0	275	449
Other asset-backed securities	250	194	19	1	3	467	463

Total asset-backed securities	$784	$201	$25	$26	$272	$1,308	$1,504

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	52	52	42
2006	0	0	0	0	43	43	46
2005	0	0	0	0	23	23	25
2004 & Prior	0	6	5	0	33	44	44

Total collateralized by sub-prime mortgages(1)	0	6	5	0	151	162	157
Other asset-backed securities:
Collateralized by auto loans	287	0	0	0	0	287	293
Collateralized by credit cards	260	0	0	25	0	285	461
Other asset-backed securities(2)	252	195	19	1	3	470	456

Total asset-backed securities	$799	$201	$24	$26	$154	$1,204	$1,367

(1)	Included within the $162 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of June 30, 2012, are less than $1 million of securities collateralized by second-lien exposures at fair value.
(2)	As of June 30, 2012, includes collateralized debt obligations with fair value of $18 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, franchises, timeshares, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$32	$0	$10	$0	$0	$42	$0
2011	16	10	0	0	0	26	26
2010	0	103	0	0	0	103	103
2009	0	5	0	0	0	5	4
2008	30	0	0	0	0	30	30
2007	166	0	0	0	0	166	195
2006	602	0	0	0	0	602	631
2005 & Prior	959	4	22	17	11	1,013	1,168

Total commercial mortgage-backed securities(1)	$1,805	$122	$32	$17	$11	$1,987	$2,157

(1)	Included in the table above as of June 30, 2012, are downgraded super senior securities with amortized cost of $10 million in A.

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	June 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$32	$0	$10	$0	$0	$42	$0
2011	17	11	0	0	0	28	28
2010	0	113	0	0	0	113	111
2009	0	5	0	0	0	5	5
2008	31	0	0	0	0	31	31
2007	170	0	0	0	0	170	198
2006	647	0	0	0	0	647	662
2005 & Prior	1,019	4	23	17	11	1,074	1,212

Total commercial mortgage-backed securities	$1,916	$133	$33	$17	$11	$2,110	$2,247

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$9,406	$579	$49	$9,936	$8,892	$472	$92	$9,272
2	2,488	255	22	2,721	2,560	217	15	2,762

Subtotal High or Highest Quality Securities	11,894	834	71	12,657	11,452	689	107	12,034
3	219	9	8	220	283	11	9	285
4	149	3	36	116	163	2	49	116
5	68	0	28	40	77	1	33	45
6	80	0	50	30	82	0	50	32

Subtotal Other Securities	516	12	122	406	605	14	141	478

Total Public Fixed Maturities	$12,410	$846	$193	$13,063	$12,057	$703	$248	$12,512

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of our international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	June 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$778	$66	$2	$842	$828	$74	$10	$892
2	3,507	246	7	3,746	3,143	262	13	3,392

Subtotal High or Highest Quality Securities	4,285	312	9	4,588	3,971	336	23	4,284
3	596	32	4	624	588	33	2	619
4	137	3	2	138	123	3	5	121
5	57	1	1	57	76	0	4	72
6	13	0	8	5	13	0	2	11

Subtotal Other Securities	803	36	15	824	800	36	13	823

Total Private Fixed Maturities	$5,088	$348	$24	$5,412	$4,771	$372	$36	$5,107

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of our international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Other Trading Account Assets

Other trading account assets consist primarily of certain financial instruments that contain an embedded derivative where we elected to classify the entire instrument as a trading account asset rather than bifurcate. These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Asset management fees and other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income.

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	June 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$4	$4	$0	$0
Fixed maturities:
Corporate securities	105	99	111	118	116	104	110	119
Commercial mortgage-backed	134	97	0	0	155	111	0	0
Residential mortgage-backed	164	86	0	0	186	96	0	0
Asset-backed securities	310	270	45	45	598	551	69	70
Foreign government	49	49	0	0	46	46	0	0
U.S. government	4	4	0	0	4	4	0	0

Total fixed maturities	766	605	156	163	1,105	912	179	189
Equity securities(1)	1,137	1,130	119	124	1,226	1,177	133	128
Other	0	0	0	0	11	11	0	0

Total other trading account assets	$1,904	$1,736	$275	$287	$2,346	$2,104	$312	$317

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

As of June 30, 2012, on an amortized cost basis, 73% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 14% have BBB credit ratings, and the remaining 13% have BB or below credit ratings. As of June 30, 2012, on an amortized cost basis, 63% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above and the remaining 37% have BBB credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of both June 30, 2012 and December 31, 2011, we held approximately 10% of our general account investments in commercial mortgage and other loans. This percentage is net of a $308 million and $310 million allowance for losses as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$23,050	$9,861	$21,988	$9,100
Uncollateralized loans	1,924	0	2,236	0
Residential property loans	926	0	1,033	0
Other collateralized loans	57	0	66	0

Total commercial mortgage and other loans(1)	$25,957	$9,861	$25,323	$9,100

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $55 million and $63 million of collateralized consumer loans as of June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,182	31.2%	$3,334	33.8%	$7,136	32.5%	$3,118	34.3%
South Atlantic	4,885	21.2	1,958	19.9	4,568	20.8	1,868	20.5
Middle Atlantic	3,381	14.7	2,116	21.5	3,221	14.6	2,109	23.2
East North Central	1,823	7.9	540	5.5	1,579	7.2	336	3.7
West South Central	2,112	9.2	786	7.9	1,858	8.4	688	7.6
Mountain	1,196	5.2	378	3.8	1,181	5.4	356	3.9
New England	673	2.9	324	3.3	637	2.9	257	2.8
West North Central	516	2.2	165	1.7	576	2.6	185	2.0
East South Central	338	1.5	156	1.6	307	1.4	152	1.7

Subtotal-U.S.	22,106	96.0	9,757	99.0	21,063	95.8	9,069	99.7
Asia	495	2.1	0	0.0	519	2.4	0	0.0
Other	449	1.9	104	1.0	406	1.8	31	0.3

Total commercial and agricultural mortgage loans	$23,050	100.0%	$9,861	100.0%	$21,988	100.0%	$9,100	100.0%

	June 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,490	23.8%	$1,812	18.4%	$5,234	23.8%	$1,804	19.8%
Retail	5,472	23.7	2,813	28.5	4,988	22.7	2,207	24.2
Office	4,045	17.6	2,316	23.5	4,043	18.4	2,216	24.4
Apartments/Multi-Family	3,380	14.7	1,210	12.3	3,263	14.8	1,254	13.8
Other	2,104	9.1	581	5.9	2,079	9.5	517	5.7
Agricultural properties	1,446	6.3	706	7.1	1,363	6.2	674	7.4
Hospitality	1,113	4.8	423	4.3	1,018	4.6	428	4.7

Total commercial and agricultural mortgage loans……	$23,050	100.0%	$9,861	100.0%	$21,988	100.0%	$9,100	100.0%

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

As of June 30, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 1.94 times, and a weighted average loan-to-value ratio of 58%. As of June 30, 2012, approximately 98% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of June 30, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 1.82 times and a weighted average loan-to-value ratio of 55%. As of June 30, 2012, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2012, the weighted average debt service coverage ratio was 2.19 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.5 billion of such loans as of both June 30, 2012 and December 31, 2011, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion and $0.2 billion of such loans as of June 30, 2012 and December 31, 2011, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2012, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.”

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$3,694	$717	$1,233	$825	$241	$129	$6,839
50%-59.99%	1,760	633	864	566	225	154	4,202
60%-69.99%	2,835	504	1,694	1,153	548	149	6,883
70%-79.99%	730	317	569	1,248	612	64	3,540
80%-89.99%	0	19	0	230	258	542	1,049
90%-100%	0	0	0	19	16	251	286
Greater than 100%	0	0	19	45	11	176	251

Total commercial and agricultural mortgage loans	$9,019	$2,190	$4,379	$4,086	$1,911	$1,465	$23,050

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,899	$366	$478	$446	$179	$20	$3,388
50%-59.99%	630	379	316	291	164	49	1,829
60%-69.99%	902	185	1,183	524	234	24	3,052
70%-79.99%	248	146	152	260	367	76	1,249
80%-89.99%	0	0	0	37	143	88	268
90%-100%	0	0	0	0	0	62	62
Greater than 100%	0	0	0	0	6	7	13

Total commercial and agricultural mortgage loans	$3,679	$1,076	$2,129	$1,558	$1,093	$326	$9,861

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of June 30, 2012.

	June 30, 2012
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2012	$2,103	9.1%	$1,188	12.1%
2011	4,902	21.3	1,460	14.8
2010	3,198	13.9	1,079	10.9
2009	1,498	6.5	486	4.9
2008	2,706	11.7	1,111	11.3
2007 & prior	8,643	37.5	4,537	46.0

Total commercial and agricultural mortgage loans	$23,050	100.0%	$9,861	100.0%

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

Commercial Mortgage and Other Loans—Financial Services Businesses

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,490	$0	$0	$0	$0	$0	$5,490
Retail	5,467	0	0	0	5	5	5,472
Office	4,035	5	0	0	5	10	4,045
Apartments/Multi-Family	3,362	0	0	0	18	18	3,380
Hospitality	1,113	0	0	0	0	0	1,113
Other	2,093	5	0	0	6	11	2,104

Total commercial mortgage loans	21,560	10	0	0	34	44	21,604

Agricultural property loans	1,410	0	0	0	36	36	1,446
Residential property loans	894	13	4	0	15	32	926
Other collateralized loans	57	0	0	0	0	0	57
Uncollateralized loans	1,924	0	0	0	0	0	1,924

Total	$25,845	$23	$4	$0	$85	$112	$25,957

Commercial Mortgage and Other Loans—Closed Block Business

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,812	$0	$0	$0	$0	$0	$1,812
Retail	2,813	0	0	0	0	0	2,813
Office	2,294	0	0	0	22	22	2,316
Apartments/Multi-Family	1,210	0	0	0	0	0	1,210
Hospitality	423	0	0	0	0	0	423
Other	581	0	0	0	0	0	581

Total commercial mortgage loans	9,133	0	0	0	22	22	9,155

Agricultural property loans	706	0	0	0	0	0	706
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,839	$0	$0	$0	$22	$22	$9,861

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,234	$0	$0	$0	$0	$0	$5,234
Retail	4,983	0	0	0	5	5	4,988
Office	4,022	5	0	0	16	21	4,043
Apartments/Multi-Family	3,217	0	0	0	46	46	3,263
Hospitality	1,018	0	0	0	0	0	1,018
Other	2,029	13	10	0	27	50	2,079

Total commercial mortgage loans	20,503	18	10	0	94	122	20,625

Agricultural property loans	1,331	1	1	0	30	32	1,363
Residential property loans	987	22	6	0	18	46	1,033
Other collateralized loans	66	0	0	0	0	0	66
Uncollateralized loans	2,236	0	0	0	0	0	2,236

Total	$25,123	$41	$17	$0	$142	$200	$25,323

Commercial Mortgage and Other Loans-Closed Block Business

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,802	$0	$2	$0	$0	$2	$1,804
Retail	2,207	0	0	0	0	0	2,207
Office	2,216	0	0	0	0	0	2,216
Apartments/Multi-Family	1,254	0	0	0	0	0	1,254
Hospitality	428	0	0	0	0	0	428
Other	517	0	0	0	0	0	517

Total commercial mortgage loans	8,424	0	2	0	0	2	8,426

Agricultural property loans	674	0	0	0	0	0	674
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,098	$0	$2	$0	$0	$2	$9,100

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$250	$60	$333	$102
Addition to/(release of) allowance for losses	0	1	(71)	(34)
Charge-offs, net of recoveries	(2)	0	(15)	(8)
Change in foreign exchange	(1)	0	3	0

Allowance, end of period	$247	$61	$250	$60

As of June 30, 2012, the $247 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $93 million related to loan specific reserves and $154 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $250 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $91 million related to loan specific reserves and $159 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of June 30, 2012, the $61 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $4 million related to loan specific reserves and $57 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $60 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $2 million related to loan specific reserves and $58 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	June 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$1	$1	$0	$2	$1	$1	$0	$2
Mutual fund common stocks(1)	1,793	457	2	2,248	1,708	428	2	2,134
Other common stocks	2,321	123	133	2,311	2,400	75	272	2,203

Total public equity	4,115	581	135	4,561	4,109	504	274	4,339

Private Equity
Non-redeemable preferred stocks	17	1	1	17	18	0	1	17
Common stock	45	17	2	60	28	17	0	45

Total private equity(2)	62	18	3	77	46	17	1	62

Total equity	$4,177	$599	$138	$4,638	$4,155	$521	$275	$4,401

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	June 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$2	$0	$0	$2	$2	$0	$0	$2
Common stock	2,454	639	52	3,041	2,746	538	173	3,111

Total public equity	2,456	639	52	3,043	2,748	538	173	3,113

Private Equity
Non-redeemable preferred stocks	9	0	0	9	9	0	0	9
Common stock	0	0	0	0	0	0	0	0

Total private equity	9	0	0	9	9	0	0	9

Total equity	$2,465	$639	$52	$3,052	$2,757	$538	$173	$3,122

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20% – Financial Services Businesses

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$883	$72	$508	$31
Three months or greater but less than six months	201	14	551	54
Six months or greater but less than nine months	115	14	191	24
Nine months or greater but less than twelve months	70	10	193	35
Greater than twelve months	0	0	0	0

Total	$1,269	$110	$1,443	$144

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$80	$20	$243	$63
Three months or greater but less than six months	15	5	172	60
Six months or greater but less than nine months	4	1	20	8
Nine months or greater but less than twelve months	4	2	0	0
Greater than twelve months	0	0	0	0

Total	$103	$28	$435	$131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2012, were primarily concentrated in the manufacturing, finance and other sectors compared to December 31, 2011, where the gross unrealized losses were primarily concentrated in the manufacturing and other sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more of $28 million as of June 30, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$388	$21	$377	$23
Three months or greater but less than six months	159	17	287	28
Six months or greater but less than nine months	8	1	151	14
Nine months or greater but less than twelve months	29	3	18	3
Greater than twelve months	0	0	0	0

Total	$584	$42	$833	$68

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	June 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$25	$7	$164	$43
Three months or greater but less than six months	7	2	166	59
Six months or greater but less than nine months	4	1	8	3
Nine months or greater but less than twelve months	1	0	0	0
Greater than twelve months	0	0	0	0

Total	$37	$10	$338	$105

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of June 30, 2012, were primarily concentrated in the manufacturing and public utilities sectors compared to December 31, 2011, where the gross unrealized losses were primarily concentrated in the manufacturing and finance sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $10 million as of June 30, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $24 million and $32 million for the three months ended June 30, 2012, and 2011, respectively, and $72 million and $45 million for the six months ended June 30, 2012, and 2011, respectively. Impairments of equity securities attributable to the Closed Block Business were $16 million and $5 million for the three months ended June 30, 2012, and 2011, respectively, and $18 million and $14 million for the six months ended June 30, 2012, and 2011, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$354	$469	$360	$413
Non-real estate-related	1,791	1,318	1,733	1,284
Real estate held through direct ownership(1)	1,723	8	1,956	10
Other(2)	461	243	432	283

Total other long-term investments	$4,329	$2,038	$4,481	$1,990

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$457	$2,026
Private, available-for-sale, at fair value	88	82
Other trading account assets, at fair value	3,613	3,124
Equity securities, available-for-sale, at fair value	13	12
Commercial mortgage and other loans, at book value(1)	933	1,318
Other long-term investments	1,326	1,349
Short-term investments	3,828	2,984

Total investments	$10,258	$10,895

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The table above includes the invested assets of our trading, banking, and asset management operations. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

Fixed Maturity Securities

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to our other entities and operations as of the date indicated.

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	June 30, 2012
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Industry(1)
Residential mortgage-backed	$0	$187	$0	$0	$5	$192	$200
Asset-backed securities	9	20	1	18	22	70	77
Commercial mortgage-backed	43	19	0	15	6	83	83
Corporate securities	5	8	74	23	4	114	127
U.S. government	0	45	0	0	0	45	55
State & municipal	0	0	1	0	0	1	2
Foreign government	1	0	0	0	0	1	1

Total	$58	$279	$76	$56	$37	$506	$545

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

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

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of June 30, 2012, all of which have AAA credit ratings. An additional $1 million of asset-backed securities held outside the general account are classified as other trading account assets as of June 30, 2012, and all have AAA credit ratings.

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

	June 30, 2012	December 31, 2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$560	$648
Allowance for credit or valuation-related losses	$30	$44
Weighted average loan-to-value ratio(1)	93%	93%
Weighted average debt service coverage ratio(1)	1.49	1.52

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of June 30, 2012, we also hold $44 million of commercial real estate held for sale related to foreclosed interim loans, which is reported in “Other long-term investments.” The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

The Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted the final regulation setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final regulation became effective on May 11, 2012 and made few changes to the proposed rule on this subject issued in October 2011. See “Business—Regulation” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, as well as the criteria to be used to determine a Covered Company.

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

Termination of Existing Replacement Capital Covenants and Execution of New Replacement Capital Covenant

On April 11, 2012, we terminated the replacement capital covenants that were entered into in 2008 in connection with our issuance of $600 million of 8.875% fixed-to-floating rate junior subordinated notes and $920 million of 9.0% junior subordinated notes. We received the consent of holders of a majority in principal amount of our 6.625% medium-term notes due 2037, as was required for the termination of the replacement capital covenants. We also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. The new replacement capital covenant was entered into for the benefit of the holders of our 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless we have received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, the terms of the new replacement capital covenant will not apply in certain instances, including (i) if Standard & Poor’s upgrades our corporate credit rating by at least one notch above “A+” or (ii) if we repurchase or redeem up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

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

As of June 30, 2012, Prudential Financial had cash and short-term investments of $5,076 million, an increase of $132 million from December 31, 2011. Included in the cash and short-term investments of Prudential Financial is $843 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Short-term investments of $1,256 million primarily consist of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Six Months Ended June 30, 2012
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,247
Net proceeds under external financing agreements(2)	194
Proceeds from fixed maturity securities	192
Proceeds from stock-based compensation and exercise of stock options	181
Repayment of funding agreements from Prudential Insurance	23

Total sources	1,837

Uses:
Share repurchases	500
Net payments under intercompany loan agreements(3)	341
Repayments of long term senior debt, net of issuances	250
Capital contributions to subsidiaries(4)	173
Repayment of short-term debt, net of issuances	88
Shareholder dividends	50
Repayment of retail medium-term notes	34
Other, net	269

Total uses	1,705

Net increase in cash and short-term investments	$132

(1)	Includes dividends and/or returns of capital of $600 million from Prudential Insurance, $248 million from Prudential Annuities Life Assurance Corporation, $222 million from asset management subsidiaries, $155 million from international subsidiaries and $22 million from other subsidiaries.
(2)	Represents net repayments under the transitional financing agreements provided in connection with the sale of the real estate brokerage franchise and relocation business in 2011. The financing agreements consisted of three credit facilities: two six-month facilities which were repaid and expired on June 6, 2012; and a three-year credit facility of up to $155 million which expires in December 2013. As of June 30, 2012, $50 million was drawn under the three-year facility.
(3)	Includes a decrease of $566 million in net borrowings in our intercompany liquidity account and a repayment of $20 million to Prudential Holdings, LLC, partially offset by net repayments of $119 million by Pruco Reinsurance, $66 million by asset management subsidiaries, $50 million by Pruco Life Insurance Company and $10 million by other subsidiaries.
(4)	Includes capital contributions of $129 million to Pruco Reinsurance, $37 million to international insurance and investment subsidiaries and $7 million to asset management subsidiaries.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. In aggregate, 28.6 million shares of our Common Stock were repurchased under this authority for a total cost of $1.5 billion, of which 8.8 million shares were repurchased during the first six months of 2012 at a total cost of $500 million.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. The timing and amount of any share repurchases will be determined by management based on market conditions and other considerations. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

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

On May 18, 2012, Prudential Insurance paid an ordinary dividend of $316 million and an extraordinary dividend of $284 million to its parent, Prudential Holdings, LLC, all of which was in turn distributed to Prudential Financial. On June 29, 2012, Prudential Annuities Life Assurance Corporation paid an extraordinary dividend of $248 million to Prudential Financial.

With respect to The Prudential Life Insurance Company Ltd., or POJ, and Gibraltar Life, Japan insurance law provides that common stock dividends may be paid up to 100% of prior fiscal year statutory earnings, after certain reserving thresholds are met including providing for policyholder dividends. POJ and Gibraltar must give prior notification to the Financial Services Agency, or FSA, of its intent to pay any dividend or distribution. Also, dividends in excess of prior fiscal year earnings and other forms of capital distribution require the prior approval of the FSA. Although Gibraltar is able to pay common stock dividends to Prudential Financial, subject to these legal and regulatory restrictions, we do not anticipate receiving common stock dividends for several years as Gibraltar may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. Based on fiscal year-end March 31, 2012 results, in May 2012, POJ declared a dividend of ¥19 billion to its parent, Prudential Holdings of Japan. We expect this dividend to be paid during the second half of 2012. On July 27, 2012, Gibraltar Life repaid ¥31.5 billion in subordinated debt to its parent, Prudential Holdings of Japan, of which ¥20 billion was ultimately sent to Prudential Financial.

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

Commercial Paper Programs

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI.

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

The following table sets forth Prudential Financial’s and Prudential Funding’s outstanding commercial paper borrowings as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
Prudential Financial	$208	$296
Prudential Funding	789	870

Total outstanding commercial paper borrowings(1)(2)	$997	$1,166

Portion of above borrowings that were due overnight	$511	$545
Weighted average maturity of outstanding commercial paper, in days	18	21

(1)	The daily average commercial paper outstanding under these programs for the six months ended June 30, 2012 and 2011 was $1,224 million and $1,420 million, respectively.
(2)	The weighted average interest rate on borrowings for the six months ended June 30, 2012, and 2011 was 0.43% and 0.41%, respectively, for Prudential Financial and 0.18 % and 0.23%, respectively, for Prudential Funding.

Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments, mortgage loans and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase of four years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

	June 30, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,656	$3,483	$8,139	$3,118	$3,100	$6,218
Cash collateral for loaned securities	2,247	856	3,103	2,254	719	2,973
Securities sold but not yet purchased	5	0	5	5	0	5

Total(1)	$6,908	$4,339	$11,247	$5,377	$3,819	$9,196

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$4,577	$1,967	$6,544	$3,438	$2,012	$5,450
Weighted average maturity, in days(2)	41	66		62	72

(1)	The daily weighted average outstanding for the three months ended June 30, 2012 and 2011 was $6,576 million and $4,641 million, respectively, for the Financial Services Businesses and $4,435 million and $4,160 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

The $2.1 billion increase in these programs during the first six months of 2012 is driven by attractive financing and investment opportunities.

In addition, as of June 30, 2012, our Closed Block Business had outstanding mortgage dollar rolls under which we are committed to repurchase $600 million of mortgage-backed securities, or “to be announced” (“TBA”) forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of June 30, 2012, our domestic insurance entities had assets eligible for the securities lending program of $81.1 billion, of which $10.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2012, we believe approximately $28.5 billion of the remaining eligible assets are readily lendable, of which approximately $20.1 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

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

As of June 30, 2012, we had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $924 million, of which $199 million matures in December 2012 and $725 million matures in 2015, and collateralized funding agreements of $1.5 billion with maturities ranging from 2013 through 2018. Proceeds from the collateralized advances were used to support the operating needs of our businesses, and $232 million was used to purchase investments, including the FHLBNY activity-based stock. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. These funding agreements currently serve as a substitute funding source for a product of our Retirement segment, which earns investment spread that was previously funded by retail medium-term notes issued by Prudential Financial. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.6 billion as of June 30, 2012.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of June 30, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from

CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

In December 2011, we entered into a $2 billion five-year credit facility with 19 financial institutions that has Prudential Financial as borrower and a $1.75 billion three-year credit facility with 23 financial institutions that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of June 30, 2012 or as of the date of this filing.

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

As of June 30, 2012, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,825	47%	$38,896	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	22,513	27	22,211	27
At market value	2,408	3	2,208	3
At contract value, less surrender charge of 5% or more	1,936	2	2,036	2

Subtotal	65,682	79	65,351	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,767	21	17,760	21

Total annuity reserves and deposit liabilities	$83,449	100%	$83,111	100%

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

	June 30, 2012	December 31, 2011
	(in billions)
Cash and short-term investments	$5.3	$6.6
Fixed maturity investments:
High or highest quality	129.2	124.6
Other than high or highest quality	9.7	10.3

Subtotal fixed maturity investments	138.9	134.9
Public equity securities	3.3	3.3

Total	$147.5	$144.8

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of

491% as of December 31, 2011. The RBC ratio is an annual calculation; however based upon June 30, 2012 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of our Capital Protection Framework, we have developed a broad view of the impact of market distress on the statutory capital of the Company. We purchase equity index-linked derivative transactions that are designed to mitigate the impact of a severe equity market stress event on statutory capital. The program focuses on tail risk to protect our capital in a cost-effective manner under stress scenarios. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of the Company’s risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through our hedging programs. In our living benefits hedging program, we purchase interest rate derivatives and equity options and futures to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rates, equity markets and market volatility. The capital consequences associated with our decision to temporarily hedge to an amount that differs from our hedge target definition have been factored into our Capital Protection Framework. Through our Capital Protection Framework, we maintain access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs. For the six months ended June 30, 2012, and 2011, “Realized investment gains (losses), net, and related adjustments” within Corporate and Other operations includes pre-tax losses of $294 million and $31 million, respectively, resulting from our decision to temporarily hedge to a different target and the change in interest rates during the respective periods. For a full discussion our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

We reinsure variable annuity living benefit guarantees from certain of our life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The variable annuity living benefit hedging program described above is primarily executed within Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, our Arizona domiciled life insurance company, Pruco Life Insurance Company, is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by Prudential Annuities Life Assurance Corporation (“PALAC”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), we must continue to collateralize Pruco Re’s obligations under the reinsurance arrangement in order for PALAC and PLNJ to claim reinsurance reserve credit for their business ceded. We satisfy this requirement by depositing assets into statutory reserve credit trusts for Pruco Re. Funding needs for the statutory reserve credit trusts are separate and distinct from the capital needs of the captive reinsurance company. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of the captive reinsurance company provided that they meet eligibility requirements prescribed by the relevant insurance regulators.

Reinsurance reserves credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance reserves credit requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance reserves credit requirements would allow assets to be removed from the statutory reserve credit trusts. Lower interest rates in the first six months of 2012 led to an increase in our need to fund the captive reinsurance trusts by an amount of $332 million.

In October 2011, we established a reinsurance arrangement with our captive reinsurance company domiciled in New Jersey, whereby the New Jersey captive reinsures 90% of the short-term risks under the policies in Prudential Insurance’s Closed Block. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term surplus volatility within Prudential Insurance resulting from the Closed Block, including volatility caused by the impact of any unrealized mark-to-market losses or realized credit losses within the investment portfolio of the Closed Block.

In connection with the Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under a letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under a letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions, including the maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law and Prudential Financial’s maintenance of consolidated net worth, relating to the Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. Consistent with our revolving credit facilities, as described above under “Credit Facilities,” this required minimum level of consolidated net worth for the Financial Services Businesses was reduced automatically following our adoption of amended accounting guidance regarding the deferral of insurance acquisition costs.

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

	June 30, 2012
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2011
	(in billions)
Cash and short-term investments	$1.6	$4.1	$0.2	$5.9	$5.4
Fixed maturity investments:
High or highest quality(3)	29.5	88.1	9.9	127.5	120.6
Other than high or highest quality	0.4	1.9	0.1	2.4	2.0

Subtotal	29.9	90.0	10.0	129.9	122.6
Public equity securities	1.1	2.1	0.3	3.5	3.4

Total	$32.6	$96.2	$10.5	$139.3	$131.4

(1)	Includes Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $127.5 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of June 30, 2012, $85 billion, or 67%, were invested in government or government agency bonds.

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

	June 30, 2012	December 31, 2011
	(in billions)
Prudential of Japan(1)	$37.2	$36.6
Gibraltar Life	98.4	96.6
All other international insurance subsidiaries(2)	9.3	8.6

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$144.9	$141.8

(1)	As of June 30, 2012 and December 31, 2011, $5.1 billion and $4.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar-denominated assets.
(2)	Represents our international insurance operations, excluding Japan.

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal without a market value adjustment as of June 30, 2012 and December 31, 2011. Additionally, we believe that the individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that revised risk charges for certain assets and changed the manner in which an insurance company’s core capital is calculated. These changes became effective for the fiscal year ended March 31, 2012. Under the new method, the fiscal year-end solvency margin ratios for our Japanese insurance subsidiaries continue to be in excess of our solvency margin targets. The March 31, 2012 solvency margin ratio for Gibraltar also reflects the merger of Star, Edison, and Gibraltar Life, which was effective January 1, 2012. The table below presents the solvency margins of our Japanese insurance subsidiaries under the new method as of March 31, 2012.

March 31, 2012
Prudential of Japan	721%
Gibraltar Life(1)	862%
Prudential Gibraltar(2)	756%
Gibraltar Life Consolidated(1)	810%

(1)	Difference between ratios driven by goodwill, which does not count as solvency margin capital in the consolidated ratio calculation.
(2)	Represents Prudential Gibraltar Financial Life Insurance Company, Ltd., a wholly-owned subsidiary of Gibraltar Life.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge the value of U.S. dollar-denominated investments held on the books of these yen-based entities. A portion of these U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2012, Prudential Financial funded $84 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of June 30, 2012, the market value of the internal hedges was a liability of $709 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of June 30, 2012, the $709 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years, and would require additional liquidity and capital to fund contributions from Prudential Financial to our subsidiaries. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher capital and liquidity needs to fund the net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge most of the foreign-denominated future income of our foreign subsidiaries and the equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2012, Prudential Financial paid $84 million of net cash flows for international insurance-related external hedge settlements. As of June 30, 2012, the net liability related to external foreign currency hedges was $323 million. A significant appreciation in the yen and other foreign currencies could result in net cash outflows in excess of our liability.

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

Our commercial mortgage origination and servicing business participates in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is $150 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of June 30, 2012.

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

At June 30, 2012 and December 31, 2011, total outstanding purchase commitments related to such separate account activity were $2.6 billion and $3.4 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last six months was primarily driven by the satisfaction of outstanding debt commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of June 30, 2012. Off-balance sheet commitments include capital commitments and commitments with respect to properties that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied conditions to funding of the commitments.

	Contractual Maturity Date
	Remaining 2012	2013	After 2013	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$36	$110	$0	$146
Recourse limited to assets of separate accounts	394	307	20	721

Total Off-Balance Sheet Commitments	430	417	20	867

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	394	64	17	475
Recourse limited to assets of separate accounts	590	644	37	1,271

Total On-Balance Sheet Commitments	984	708	54	1,746

Total Commitments	$1,414	$1,125	$74	$2,613

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.8 billion. As of June 30, 2012, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of June 30, 2012, these separate account portfolios had combined gross and net asset values of $27.5 billion and $18.9 billion, respectively.

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

As of June 30, 2012 and December 31, 2011, our asset management subsidiaries had cash and cash equivalents and short-term investments of $0.9 billion and $1.3 billion, respectively.

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

As of June 30, 2012 and December 31, 2011, total short- and long-term debt of the Company on a consolidated basis was $27.5 billion and $27.0 billion, respectively, which as shown below, includes $18.2 billion and $18.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$208	$296
Current portion of long-term debt	1,924	956

Total general obligation short-term debt	2,132	1,252

General obligation long-term debt:
Senior debt	12,140	13,236
Junior subordinated debt (hybrid securities)	1,519	1,519
Retail medium-term notes	2,381	2,545

Total general obligation long-term debt	16,040	17,300

Total borrowings	$18,172	$18,552

The following table presents, as of June 30, 2012, Prudential Financial’s contractual maturities of its general obligation long-term debt.

Calendar Year	Senior Debt	Junior Subordinated Debt	Retail Medium-term Notes
	(in millions)
2013	$491	$0	$8
2014	1,473	0	80
2015	2,148	0	81
2016	750	0	26
2017 and thereafter	7,278	1,519	2,186

Total	$12,140	$1,519	$2,381

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of June 30, 2012 approximately $8.3 billion remained available. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.27% and 5.30% for the six months ended June 30, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of June 30, 2012 approximately $2.9 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, the program can also be used for general corporate purposes. Beginning in 2009, we began using a portion of the proceeds from outstanding retail medium-term notes for general corporate purposes and used funding agreements issued to the FHLBNY as a substitute funding source for the asset portfolio within the Retirement segment, as discussed in “—Prudential Financial—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.” The weighted average interest rates on Prudential Financial’s retail medium-term notes were 6.02% and 5.79% for the six months ended June 30, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries. As of June 30, 2012, $2.1 billion of the outstanding retail notes were redeemable by the Company at par. In July, the Company redeemed $358 million of its outstanding retail notes and provided notice to noteholders to redeem an additional $299 million of the retail notes in August. The Company may continue to redeem some or all of the remaining retail notes as part of its overall liquidity and capital management.

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

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of June 30, 2012, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,226	$2,336

General obligation long-term debt:
Senior debt	16,165	16,488
Junior subordinated debt (hybrid securities)	1,519	1,519
Surplus notes(2)(3)	4,140	4,140
Other(4)	725	725

Total general obligation long-term debt	22,549	22,872

Total general obligations	25,775	25,208

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	27,525	26,958

Total asset-based financing	11,247	9,196

Total borrowings and asset-based financings	$38,772	$36,154

(1)	As of both June 30, 2012 and December 31, 2011, includes $199 million of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

(2)	As of both June 30, 2012 and December 31, 2011, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of June 30, 2012 and December 31, 2011, the $4.1 billion of surplus notes outstanding is net of $750 million and $500 million, respectively, of assets under set-off arrangements, respectively, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of offset exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York, which are discussed in more detail in “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”
(5)	As of both June 30, 2012 and December 31, 2011, the limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $2.2 billion and $3.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2012 and December 31, 2011, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both June 30, 2012 and December 31, 2011. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program” and for additional information on the Federal Home Loan Bank of New York funding agreements, see “—Alternative Sources of Liquidity—Federal Home Loan Bank of New York.”

Total general debt obligations increased by $0.5 billion from December 31, 2011 to June 30, 2012, primarily reflecting the sale of asset-backed notes as described under “—Sale of Asset-Backed Notes” above, partially offset by the maturity of a medium-term note and a reduction in commercial paper outstanding.

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

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	June 30, 2012	December 31, 2011
	(in millions)
General obligations:
Capital debt(1)	$11,285	$11,224
Investment-related	9,270	8,897
Securities business-related	1,230	1,518
Specified other businesses(2)	3,990	3,569

Total general obligations	25,775	25,208
Limited and non-recourse debt(3)	1,750	1,750

Total borrowings	$27,525	$26,958

Short-term debt	$3,226	$2,336
Long-term debt	24,299	24,622

Total borrowings	$27,525	$26,958

Borrowings of Financial Services Businesses	$25,775	$25,208
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$27,525	$26,958

(1)	Includes $1,519 million of total outstanding junior subordinated debt.
(2)	Primarily consists of borrowings associated with our individual annuities business supporting new business acquisition costs in certain life insurance companies, as well as hedging costs, reinsurance reserves credit requirements and other operating needs within Pruco Re.
(3)	As of both June 30, 2012 and December 31, 2011, the limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of June 30, 2012, the contractual maturities of the Company’s long-term debt.

	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Calendar Year:
2013	$551	$75	$626
2014	2,064	75	2,139
2015	3,809	100	3,909
2016	1,377	125	1,502
2017 and thereafter	14,748	1,375	16,123

Total	$22,549	$1,750	$24,299

We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position, contractual restrictions and other factors. The amounts involved may be material.

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

During 2011, a subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed-rate surplus notes in order to finance reserves required under Regulation XXX. In June 2012, this subsidiary entered into another agreement for the issuance of up to an additional $500 million of ten-year fixed rate surplus notes for the same purpose. At June 30, 2012, an aggregate of $750 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary issuer received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary issuer. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary issuer in order to reimburse it for investment losses in excess of specified amounts. In addition, during 2011, another subsidiary of Prudential Insurance issued a $1.5 billion surplus note to an affiliate to finance reserves required under Guideline AXXX.

Subsidiaries of Prudential Insurance have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of June 30, 2012, there were no collateral postings made under these derivative instruments.

The surplus notes described above are subordinated to policyholder obligations, and the payment of interest and principal on the surplus notes may only be made with prior regulatory approval.

As we continue to underwrite term and universal life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, we believe we have sufficient financing resources in place, including those described above, to meet our financing needs under Regulation XXX into 2014 and under Guideline AXXX through the year 2014, assuming that the volume of new business remains consistent with current sales levels.

Funding Agreement Notes Issuance Program

Prudential Insurance maintains a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of June 30, 2012 and December 31, 2011, the outstanding aggregate principal amount of such notes totaled $2.2 billion and $3.2 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $0.5 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2012 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $74 million as of June 30, 2012. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $18 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On February 16, 2012, at the request of the Company, Moody’s withdrew the “A2” financial strength rating of Gibraltar Life Insurance Company, Ltd.

On April 19, 2012, Fitch affirmed the long-term senior debt rating of Prudential Financial at “BBB+” and the financial strength ratings of our life insurance subsidiaries at “A+.”

On June 12, 2012, A.M. Best affirmed the long-term senior debt rating of Prudential Financial at “a—” and the financial strength ratings of our life insurance subsidiaries at “A+.”

On July 24, 2012, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “Baa2” and the financial strength ratings of our life insurance subsidiaries at “A2.”

On July 26, 2012, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of our life insurance subsidiaries at “AA-.”

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In June 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., a qui tam action filed on behalf of the State of Minnesota claiming that the Company failed to escheat life insurance proceeds to the State of Minnesota.

In May 2012, the Company filed a motion in Prudential Retirement Insurance and Annuity Co. v. State Street Global Advisors, seeking partial summary judgment to dismiss State Street’s counterclaims.

In April 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, a qui tam action filed on behalf of the State of Illinois claiming that the Company failed to escheat life insurance proceeds to the State of Illinois.

In April 2012, the Company filed two actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al. and The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaints seek unspecified damages.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2012, of its Common Stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
April 1, 2012 through April 30, 2012	1,325,685	$60.97	1,322,658
May 1, 2012 through May 31, 2012	1,978,471	$49.61	1,976,881
June 1, 2012 through June 30, 2012	1,509,265	$47.25	1,508,684

Total	4,813,421	$52.00	4,808,223	$—

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012.
(3)	The stock repurchase program authorized in June 2011 expired on June 30, 2012 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In June 2012, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period starting July 1, 2012 through June 30, 2013.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc., effective May 9, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc., effective May 9, 2012. Incorporated by reference to Exhibit 3.2 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

10.1	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 3, 2012

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc., effective May 9, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc., effective May 9, 2012. Incorporated by reference to Exhibit 3.2 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

10.1	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.