Form 10-Q
period 2012-09-30
PRUDENTIAL FINANCIAL INC
filed 2012-11-08
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 462 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2012 and December 31, 2011 (in millions, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2012-$250,475; 2011-$240,424)(1)	$273,381	$254,648
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2012-$5,019; 2011-$5,354)(1)	4,720	5,107
Trading account assets supporting insurance liabilities, at fair value(1)	20,132	19,481
Other trading account assets, at fair value(1)	5,874	5,545
Equity securities, available-for-sale, at fair value (cost: 2012-$6,671; 2011- $6,922)	7,992	7,535
Commercial mortgage and other loans (includes $248 and $603 measured at fair value under the fair value option at September 30, 2012 and December 31, 2011, respectively)(1)	36,822	35,431
Policy loans	11,701	11,559
Other long-term investments (includes $462 and $366 measured at fair value under the fair value option at September 30, 2012 and December 31, 2011, respectively)(1)	8,155	7,820
Short-term investments	9,295	9,121

Total investments	378,072	356,247
Cash and cash equivalents(1)	13,906	14,251
Accrued investment income(1)	2,870	2,793
Deferred policy acquisition costs	13,666	12,517
Other assets(1)	15,674	16,056
Separate account assets	247,510	218,380

TOTAL ASSETS	$671,698	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$183,162	$170,671
Policyholders’ account balances	135,669	134,558
Policyholders’ dividends	7,562	5,797
Securities sold under agreements to repurchase	8,033	6,218
Cash collateral for loaned securities	3,376	2,973
Income taxes	8,896	6,558
Short-term debt	3,013	2,336
Long-term debt	23,845	24,622
Other liabilities (includes $394 and $282 measured at fair value under the fair value option at September 30, 2012 and December 31, 2011, respectively)(1)	11,266	13,290
Separate account liabilities	247,510	218,380

Total liabilities	632,332	585,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,299 and 660,111,264 shares issued at September 30, 2012 and December 31, 2011, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	0	0
Additional paid-in capital	24,348	24,293
Common Stock held in treasury, at cost (198,088,571 and 192,072,613 shares at September 30, 2012 and December 31, 2011, respectively)	(12,225)	(11,920)
Accumulated other comprehensive income	9,650	5,418
Retained earnings	16,896	16,456

Total Prudential Financial, Inc. equity	38,675	34,253

Noncontrolling interests	691	588

Total equity	39,366	34,841

TOTAL LIABILITIES AND EQUITY	$671,698	$620,244

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Premiums	$9,027	$6,084	$23,356	$17,864
Policy charges and fee income	1,224	958	3,335	2,911
Net investment income	3,433	3,333	10,111	9,778
Asset management fees and other income	905	2,028	3,167	3,846
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(426)	(402)	(1,345)	(1,606)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	331	286	1,045	1,233
Other realized investment gains (losses), net	(1,350)	2,644	(766)	3,319

Total realized investment gains (losses), net	(1,445)	2,528	(1,066)	2,946

Total revenues	13,144	14,931	38,903	37,345

BENEFITS AND EXPENSES
Policyholders’ benefits	9,576	6,208	23,446	17,676
Interest credited to policyholders’ account balances	1,057	1,463	3,270	3,477
Dividends to policyholders	517	679	1,563	1,961
Amortization of deferred policy acquisition costs	182	1,510	1,194	2,375
General and administrative expenses	2,779	2,665	8,264	7,738

Total benefits and expenses	14,111	12,525	37,737	33,227

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(967)	2,406	1,166	4,118

Income tax expense (benefit)	(331)	860	572	1,312

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(636)	1,546	594	2,806
Equity in earnings of operating joint ventures, net of taxes	45	67	58	181

INCOME (LOSS) FROM CONTINUING OPERATIONS	(591)	1,613	652	2,987
Income (loss) from discontinued operations, net of taxes	(2)	(9)	12	21

NET INCOME (LOSS)	(593)	1,604	664	3,008
Less: Income attributable to noncontrolling interests	25	10	51	64

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$(618)	$1,594	$613	$2,944

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$(1.41)	$3.24	$1.19	$5.88
Income (loss) from discontinued operations, net of taxes	0.00	(0.02)	0.03	0.04

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$(1.41)	$3.22	$1.22	$5.92

Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$(1.41)	$3.19	$1.18	$5.80
Income (loss) from discontinued operations, net of taxes	0.00	(0.01)	0.03	0.05

Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$(1.41)	$3.18	$1.21	$5.85

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$20.00	$12.00	$20.50	$19.50
Income (loss) from discontinued operations, net of taxes	(0.50)	0.00	(1.00)	0.00

Net income (loss) attributable to Prudential Financial, Inc. per share of Class B Stock	$19.50	$12.00	$19.50	$19.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$(593)	$1,604	$664	$3,008
Other comprehensive income, before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments for the period	139	212	236	499
Reclassification adjustment for amounts included in net income	0	(44)	0	(44)

Total	139	168	236	455

Net unrealized investment gains:
Unrealized investment gains for the period	1,740	1,896	5,909	3,197
Reclassification adjustment for (gains) losses included in net income	19	49	168	(122)

Total	1,759	1,945	6,077	3,075

Defined benefit pension and postretirement unrecognized net periodic benefit:
Impact of foreign currency changes and other	5	(5)	18	(11)
Amortization included in net income	40	24	122	68

Total	45	19	140	57

Other comprehensive income, before tax	1,943	2,132	6,453	3,587
Less: Income tax expense related to:
Foreign currency translation adjustments	31	92	90	143
Net unrealized investment gains	557	679	2,077	1,052
Defined benefit pension and postretirement unrecognized net periodic benefit	16	8	42	23

Total	604	779	2,209	1,218
Other comprehensive income, net of taxes	1,339	1,353	4,244	2,369

Comprehensive Income	746	2,957	4,908	5,377
Comprehensive income attributable to noncontrolling interests	(4)	(16)	(63)	(93)

Comprehensive income attributable to Prudential Financial, Inc.	$742	$2,941	$4,845	$5,284

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Nine Months Ended September 30, 2012 and 2011 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2011	$6	$24,293	$16,456	$(11,920)	$5,418	$34,253	$588	$34,841
Common Stock acquired				(650)		(650)	0	(650)
Contributions from noncontrolling interests							2	2
Distributions to noncontrolling interests							(78)	(78)
Consolidations/deconsolidations of noncontrolling interests		0				0	116	116
Stock-based compensation programs		55	(173)	345		227		227
Comprehensive income:
Net income			613			613	51	664
Other comprehensive income, net of tax					4,232	4,232	12	4,244

Total comprehensive income						4,845	63	4,908

Balance, September 30, 2012	$6	$24,348	$16,896	$(12,225)	$9,650	$38,675	$691	$39,366

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$6	$24,223	$16,381	$(11,173)	$2,978	$32,415	$513	$32,928
Common Stock acquired				(750)		(750)		(750)
Cumulative effect of adoption of accounting principle			(2,701)		(179)	(2,880)		(2,880)
Contributions from noncontrolling interests						0	10	10
Distributions to noncontrolling interests						0	(15)	(15)
Consolidations/deconsolidations of noncontrolling interests						0	54	54
Stock-based compensation programs		34	(29)	185		190		190
Comprehensive income:
Net income			2,944			2,944	64	3,008
Other comprehensive income, net of tax					2,340	2,340	29	2,369

Total comprehensive income						5,284	93	5,377

Balance, September 30, 2011	$6	$24,257	$16,595	$(11,738)	$5,139	$34,259	$655	$34,914

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (in millions)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$664	$3,008
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,066	(2,946)
Policy charges and fee income	(1,080)	(826)
Interest credited to policyholders’ account balances	3,269	3,477
Depreciation and amortization	230	202
Gains on trading account assets supporting insurance liabilities, net	(503)	(179)
Change in:
Deferred policy acquisition costs	(1,438)	75
Future policy benefits and other insurance liabilities	11,336	4,787
Other trading account assets	4	340
Income taxes	879	359
Other, net	(2,678)	2,524

Cash flows from operating activities	11,749	10,821

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	28,302	31,857
Fixed maturities, held-to-maturity	377	336
Trading account assets supporting insurance liabilities and other trading account assets	10,230	18,883
Equity securities, available-for-sale	3,245	2,823
Commercial mortgage and other loans	3,528	3,138
Policy loans	1,698	1,521
Other long-term investments	1,105	1,556
Short-term investments	20,985	16,799
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(38,848)	(38,963)
Fixed maturities, held-to-maturity	(18)	(38)
Trading account assets supporting insurance liabilities and other trading account assets	(10,190)	(20,317)
Equity securities, available-for-sale	(2,897)	(2,335)
Commercial mortgage and other loans	(5,348)	(4,598)
Policy loans	(1,527)	(1,334)
Other long-term investments	(1,316)	(1,252)
Short-term investments	(20,905)	(16,858)
Acquisition of subsidiaries, net of cash acquired.	0	(2,321)
Other, net	167	119

Cash flows used in investing activities	(11,412)	(10,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	17,095	18,632
Policyholders’ account withdrawals	(17,935)	(17,047)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,222	1,356
Cash dividends paid on Common Stock	(53)	(51)
Net change in financing arrangements (maturities 90 days or less)	(74)	207
Common Stock acquired	(650)	(695)
Common Stock reissued for exercise of stock options	117	89
Proceeds from the issuance of debt (maturities longer than 90 days)	2,396	1,229
Repayments of debt (maturities longer than 90 days)	(2,384)	(891)
Excess tax benefits from share-based payment arrangements	53	13
Change in bank deposits	(1,730)	(114)
Other, net	274	(135)

Cash flows from (used in) financing activities	(669)	2,593

Effect of foreign exchange rate changes on cash balances	(13)	181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(345)	2,611
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,251	12,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,906	$15,526

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$209	$73

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature, except for the adjustments described below under “Out of Period Adjustments.” Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously-acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of September 30, 2012, include the assets and liabilities of Gibraltar Life as of August 31, 2012 and the results of operations for Gibraltar Life for the three and nine months ended August 31, 2012.

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

Out of Period Adjustments

In the second quarter of 2012, the Company recorded two out of period adjustments resulting in a decrease of $122 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the nine months ended September 30, 2012.

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

The adjustments resulted in a decrease in adjusted operating income, the Company’s measure of segment performance, of $106 million for the nine months ended September 30, 2012, including a reduction of $61 million to the Asset Management segment and a reduction of $45 million to the Corporate and Other operations of the Financial Services Businesses. In addition, the adjustments resulted in a reduction of $16 million to the Closed Block Business. The adjustments are not material to any previously reported quarterly or annual financial statements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives were also used in a derivative broker-dealer capacity in the Company’s former global commodities group to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices and prices of securities and commodities. The Company’s global commodities group was sold on July 1, 2011. See Note 3 for further details. Realized and unrealized changes in fair value of derivatives used in these dealer-related operations are included in “Income from discontinued operations, net of taxes” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Unaudited Interim Consolidated Statements of Cash Flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statement of Operations:

	Three Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$6,092	$(8)	$6,084
Asset management fees and other income	2,006	22	2,028
Total revenues	14,917	14	14,931
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,786	(276)	1,510
General and administrative expenses	2,447	218	2,665
Total benefits and expenses	12,583	(58)	12,525
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,334	72	2,406
Income tax expense	848	12	860
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,486	60	1,546
Equity in earnings of operating joint ventures, net of tax	67	0	67
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,553	60	1,613
NET INCOME (LOSS)	1,544	60	1,604
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,534	$60	$1,594

EARNINGS PER SHARE
Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.12	$0.12	$3.24
Net income attributable to Prudential Financial, Inc. per share of Common Stock	$3.10	$0.12	$3.22
Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$3.08	$0.11	$3.19
Net income attributable to Prudential Financial, Inc. per share of Common Stock	$3.06	$0.12	$3.18
Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$10.50	$1.50	$12.00
Net income attributable to Prudential Financial, Inc. per share of Class B stock	$10.50	$1.50	$12.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$17,892	$(28)	$17,864
Asset management fees and other income	3,823	23	3,846
Total revenues	37,350	(5)	37,345
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	2,888	(513)	2,375
General and administrative expenses	7,138	600	7,738
Total benefits and expenses	33,140	87	33,227
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,210	(92)	4,118
Income tax expense	1,370	(58)	1,312
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,840	(34)	2,806
Equity in earnings of operating joint ventures, net of tax	183	(2)	181
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,023	(36)	2,987
NET INCOME (LOSS)	3,044	(36)	3,008
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,980	$(36)	$2,944

EARNINGS PER SHARE
Financial Services Businesses
Basic:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$5.97	$(0.09)	$5.88
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$6.01	$(0.09)	$5.92
Diluted:
Income (loss) from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$5.89	$(0.09)	$5.80
Net income (loss) attributable to Prudential Financial, Inc. per share of Common Stock	$5.93	$(0.08)	$5.85
Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$15.00	$4.50	$19.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	$15.00	$4.50	$19.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,044	$(36)	$3,008
Change in:
Deferred policy acquisition costs	(12)	87	75
Future policy benefits and other insurance liabilities	4,759	28	4,787
Other, net	2,603	(79)	2,524
Cash flows from operating activities	$10,821	$0	$10,821

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of The Hartford’s Individual Life Insurance Business

On September 27, 2012, the Company announced that Prudential Insurance entered into an agreement to acquire The Hartford’s Individual Life Insurance Business through a reinsurance transaction. The Company will pay The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $135 billion. The transaction is expected to close in early 2013, subject to regulatory approvals and customary closing conditions.

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

The Star and Edison Businesses primarily distributed individual life insurance, fixed annuities and certain accident and health products with fixed benefits through captive agents, independent agents, and banks. The addition of these operations to the Company’s existing businesses increases its scale in the Japanese insurance market and provides complementary distribution opportunities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Although the acquisition of the Star and Edison Businesses included the acquisition of multiple entities, the Company views this as a single acquisition and reports it as such in the following disclosures.

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired	3,769
Goodwill	173
Other assets(1)	880

Total assets acquired	50,086

Future policy benefits	22,202
Policyholders’ account balances(2)	22,785
Long-term debt	496
Other liabilities	390

Total liabilities assumed	45,873

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

Value of Business Acquired

Value of business acquired (“VOBA”), which is established in accordance with purchase accounting guidance, is an intangible asset associated with the acquired in force insurance contracts representing the difference between the fair value and carrying value of the liabilities, determined as of the acquisition date. The fair value of the liabilities, and hence VOBA, reflects the cost of the capital attributable to the acquired insurance contracts. VOBA is amortized over the expected life of the contracts in proportion to either gross premiums or gross profits, depending on the type of contract. Total gross profits include both actual experience as it arises and estimates of gross profits for future periods. The Company regularly evaluates and adjusts the VOBA balance with a corresponding charge or credit to earnings for the effects of actual gross profits and changes in assumptions regarding estimated future gross profits. VOBA is reported as a component of “Other assets” and the amortization of VOBA is reported in “General and administrative expenses.” The proportion of the VOBA balance attributable to each of the product groups, as of the acquisition date, was as follows: 48% related to accident and health insurance products, 45% related to individual life insurance, and 7% related to fixed annuities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides estimated future amortization of VOBA, net of interest, assuming September 30, 2012 end of period foreign currency exchange rates remain constant, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
Remainder of 2012	$97
2013	$354
2014	$309
2015	$267
2016	$235
2017 and thereafter	$1,849

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of January 1, 2012	$3,490
Amortization	(378)
Interest	32
Foreign currency translation	(33)

Balance as of September 30, 2012	$3,111

Goodwill

As a result of the acquisition of the Star and Edison Businesses, the Company recognized an asset for goodwill representing the excess of the acquisition cost over the net fair value of the assets acquired and liabilities assumed. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $173 million. Based on the Company’s final calculation of the 338(g) election the Company determined that none of the goodwill is tax deductible. In accordance with U.S. GAAP, goodwill is not amortized but rather is tested at least annually for impairment. The test is performed at the reporting unit level which for this acquisition is the International Insurance segment’s Gibraltar Life and Other operations.

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

Nine Months Ended September 30, 2011
(in millions, except per share amounts)
Total revenues	$38,665
Income from continuing operations	3,152
Net income attributable to Prudential Financial, Inc.	3,109

Earnings per share—Financial Services Businesses
Basic:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$6.22
Net income attributable to Prudential Financial, Inc. per share of Common Stock	6.26

Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Common Stock	$6.14
Net income attributable to Prudential Financial, Inc. per share of Common Stock	6.18

Earnings per share—Closed Block Business
Basic and Diluted:
Income from continuing operations attributable to Prudential Financial, Inc. per share of Class B Stock	$19.50
Net income attributable to Prudential Financial, Inc. per share of Class B Stock	19.50

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Real estate investments sold or held for sale	$(3)	$3	$19	$21
Global commodities business	0	(2)	0	16
Other	0	0	0	0

Income (loss) from discontinued operations before income taxes	(3)	1	19	37
Income tax expense (benefit)	(1)	10	7	16

Income (loss) from discontinued operations, net of taxes	$(2)	$(9)	$12	$21

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 6, 2011, the Company entered into a stock and asset purchase agreement with Jefferies Group, Inc. (“Jefferies”), pursuant to which the Company agreed to sell to Jefferies all of the issued and outstanding shares of capital stock of the Company’s subsidiaries that conducted its global commodities business (the “Global Commodities Business”) and certain assets that were primarily used in connection with the Global Commodities Business. Subsidiaries included in the sale were Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. On July 1, 2011, the Company completed the sale and received cash proceeds of $422 million. In addition to the earnings for this business, included in the table above for the three and nine months ended September 30, 2011, are after-tax losses of $10 million and $17 million, respectively, recorded in connection with the sale of this business. This consisted of pre-tax losses of $6 million and $18 million and income tax expense of $4 million and income tax benefit of $1 million, for the three and nine months ended September 30, 2011, respectively.

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

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Total assets	$23	$464
Total liabilities	$0	$7

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,175	$3,472	$14	$15,633	$0
Obligations of U.S. states and their political subdivisions	2,618	494	2	3,110	0
Foreign government bonds	79,795	7,035	90	86,740	1
Corporate securities	124,005	13,249	1,659	135,595	(1)
Asset-backed securities(1)	12,012	200	1,032	11,180	(1,083)
Commercial mortgage-backed securities	11,364	791	39	12,116	5
Residential mortgage-backed securities(2)	8,506	545	44	9,007	(12)

Total fixed maturities, available-for-sale	$250,475	$25,786	$2,880	$273,381	$(1,090)

Equity securities, available-for-sale	$6,671	$1,460	$139	$7,992

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $649 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,268	$144	$0	$1,412	$0
Corporate securities(1)	1,143	36	70	1,109	0
Asset-backed securities(2)	1,115	72	0	1,187	0
Commercial mortgage-backed securities	336	57	0	393	0
Residential mortgage-backed securities(3)	858	60	0	918	0

Total fixed maturities, held-to-maturity(1)	$4,720	$369	$70	$5,019	$0

(1)	Excludes notes with amortized cost of $1,000 million (fair value, $1,052 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities primarily collateralized by non-sub-prime mortgages.
(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $1 million of net unrealized losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2011(3)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,270	$2,880	$18	$15,132	$0
Obligations of U.S. states and their political subdivisions	2,410	332	2	2,740	0
Foreign government bonds	72,508	4,696	169	77,035	0
Corporate securities	119,967	10,200	3,055	127,112	(22)
Asset-backed securities(1)	12,346	172	1,825	10,693	(1,199)
Commercial mortgage-backed securities	11,519	669	108	12,080	8
Residential mortgage-backed securities(2)	9,404	531	79	9,856	(13)

Total fixed maturities, available-for-sale	$240,424	$19,480	$5,256	$254,648	$(1,226)

Equity securities, available-for-sale	$6,922	$1,061	$448	$7,535

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Prior period’s amounts are presented on a basis consistent with the current period presentation.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $223 million of net unrealized gains on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,260	$128	$0	$1,388	$0
Corporate securities(1)	1,157	21	98	1,080	0
Asset-backed securities(2)	1,213	62	0	1,275	0
Commercial mortgage-backed securities	428	69	0	497	0
Residential mortgage-backed securities(3)	1,049	65	0	1,114	0

Total fixed maturities, held-to-maturity(1)	$5,107	$345	$98	$5,354	$0

(1)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.
(2)	Includes credit tranched securities primarily collateralized by non-sub-prime mortgages.
(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2012, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$13,704	$13,843	$0	$0
Due after one year through five years	44,625	46,376	74	77
Due after five years through ten years	54,970	60,226	421	431
Due after ten years(1)	105,294	120,633	1,916	2,013
Asset-backed securities	12,012	11,180	1,115	1,187
Commercial mortgage-backed securities	11,364	12,116	336	393
Residential mortgage-backed securities	8,506	9,007	858	918

Total(1)	$250,475	$273,381	$4,720	$5,019

(1)	Excludes notes with amortized cost of $1,000 million (fair value, $1,052 million) which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$2,682	$8,333	$12,140	$19,262
Proceeds from maturities/repayments	5,509	3,804	15,794	13,062
Gross investment gains from sales, prepayments, and maturities	129	188	397	630
Gross investment losses from sales and maturities	(87)	(74)	(245)	(255)

Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	132	68	379	338

Equity securities, available-for-sale
Proceeds from sales	$1,101	$1,168	$3,251	$2,854
Gross investment gains from sales	125	94	339	403
Gross investment losses from sales	(61)	(106)	(222)	(176)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(95)	$(116)	$(300)	$(373)
Writedowns for impairments on equity securities	(24)	(42)	(114)	(101)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Balance, beginning of period	$1,433	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(48)	(133)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(10)	(69)
Credit loss impairment recognized in the current period on securities not previously impaired	1	31
Additional credit loss impairments recognized in the current period on securities previously impaired	22	80
Increases due to the passage of time on previously recorded credit losses	16	45
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(23)

Balance, end of period	$1,406	$1,406

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in millions)
Balance, beginning of period	$1,419	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(57)	(294)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(31)
Credit loss impairment recognized in the current period on securities not previously impaired	8	34
Additional credit loss impairments recognized in the current period on securities previously impaired	34	192
Increases due to the passage of time on previously recorded credit losses	16	43
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(7)	(24)
Balance, end of period	$1,413	$1,413

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2012		December 31, 2011(3)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$640	$640	$951	$951

Fixed maturities:
Corporate securities	11,122	12,153	10,369	11,113
Commercial mortgage-backed securities	1,951	2,095	2,157	2,247
Residential mortgage-backed securities(1)	1,799	1,880	1,786	1,844
Asset-backed securities(2)	1,227	1,150	1,504	1,367
Foreign government bonds	736	756	599	608
U.S. government authorities and agencies and obligations of U.S. states	408	455	413	440

Total fixed maturities	17,243	18,489	16,828	17,619
Equity securities	1,029	1,003	1,050	911

Total trading account assets supporting insurance liabilities	$18,912	$20,132	$18,829	$19,481

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The net change in unrealized gains and losses from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” included $288 million and $12 million of gains during the three months ended September 30, 2012 and 2011, respectively, and $568 million and $120 million of gains during the nine months ended September 30, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$83	$85	$4	$3

Fixed maturities:
Asset-backed securities	416	314	698	652
Residential mortgage-backed securities	0	0	186	96
Corporate securities	670	675	557	555
Commercial mortgage-backed securities	121	91	155	110
U.S. government authorities and agencies and obligations of U.S. states	34	21	41	31
Foreign government bonds	52	52	47	47

Total fixed maturities	1,293	1,153	1,684	1,491

Other	1	4	15	19
Equity securities	1,524	1,557	1,682	1,621

Subtotal	$2,901	$2,799	$3,385	$3,134

Derivative instruments		3,075		2,411

Total other trading account assets	$2,901	$5,874	$3,385	$5,545

The net change in unrealized gains and losses from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” included $62 million of gains and $126 million of losses during the three months ended September 30, 2012 and 2011, respectively, and $149 million of gains and $23 million of losses during the nine months ended September 30, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of September 30, 2012 and December 31, 2011, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$65,817	$70,647	$60,323	$63,846
Fixed maturities, held-to-maturity	1,242	1,382	1,260	1,388
Trading account assets supporting insurance liabilities	552	569	471	483
Other trading account assets	41	41	40	40
Short-term investments	0	0	0	0
Cash equivalents	2,316	2,316	0	0

Total	$69,968	$74,955	$62,094	$65,757

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$5,405	$6,618	$4,678	$5,240
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	0	0	17	18
Other trading account assets	2	2	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$5,407	$6,620	$4,697	$5,260

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$6,655	19.5%	$6,391	19.8%
Retail	8,182	24.0	7,309	22.7
Apartments/Multi-Family	5,312	15.5	5,277	16.4
Industrial	7,493	21.9	7,049	21.8
Hospitality	1,509	4.4	1,486	4.6
Other	2,827	8.3	2,707	8.4

Total commercial mortgage loans	31,978	93.6	30,219	93.7
Agricultural property loans	2,169	6.4	2,046	6.3

Total commercial and agricultural mortgage loans by property type	34,147	100.0%	32,265	100.0%

Valuation allowance	(274)		(313)

Total net commercial and agricultural mortgage loans by property type	33,873		31,952

Other loans
Uncollateralized loans	1,939		2,323
Residential property loans	901		1,034
Other collateralized loans	151		176

Total other loans	2,991		3,533
Valuation allowance	(42)		(54)

Total net other loans	2,949		3,479

Total commercial mortgage and other loans(1)	$36,822		$35,431

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (11%) and Texas (8%) at September 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(8)	1	(4)	(6)	(1)	(18)
Charge-offs, net of recoveries	(32)	0	0	0	0	(32)
Change in foreign exchange	0	0	0	0	(1)	(1)

Total Ending Balance	$254	$20	$12	$12	$18	$316

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(94)	11	(2)	13	1	(71)
Charge-offs, net of recoveries	(109)	0	0	(15)	(15)	(139)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance	$294	$19	$16	$18	$20	$367

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$89	$12	$0	$12	$0	$113
Ending balance: collectively evaluated for impairment	165	8	12	0	18	203
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$254	$20	$12	$12	$18	$316

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,260	$49	$0	$98	$8	$1,415
Ending balance gross of reserves: collectively evaluated for impairment	30,718	2,120	901	53	1,931	35,723
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$31,978	$2,169	$901	$151	$1,939	$37,138

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$120	$11	$0	$18	$0	$149
Ending balance: collectively evaluated for impairment	174	8	16	0	20	218
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$294	$19	$16	$18	$20	$367

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,903	$45	$0	$110	$92	$2,150
Ending balance gross of reserves: collectively evaluated for impairment	28,316	2,001	1,034	66	2,231	33,648
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,219	$2,046	$1,034	$176	$2,323	$35,798

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

	As of September 30, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$15	$15	$0	$12	$1
Retail	6	6	0	3	0
Office(4)	0	83	0	5	0
Apartments/Multi-Family	0	0	0	5	0
Hospitality(4)	10	73	0	21	3
Other	8	8	0	16	0

Total commercial mortgage loans	39	185	0	62	4

Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	5	13	0	5	0

Total with no related allowance	$44	$198	$0	$67	$4

With an allowance recorded:
Commercial mortgage loans:
Industrial	$23	$23	$19	$32	$0
Retail	69	69	16	69	3
Office	0	0	0	26	0
Apartments/Multi-Family	41	41	5	71	1
Hospitality	72	72	38	95	1
Other	97	101	11	99	5

Total commercial mortgage loans	302	306	89	392	10

Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	18	18	12	20	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$337	$341	$113	$428	$10

Total:
Commercial mortgage loans(4)	$341	$491	$89	$454	$14
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	18	18	12	20	0
Uncollateralized loans	5	13	0	5	0

Total	$381	$539	$113	$495	$14

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

	As of December 31, 2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans:
Industrial	$0	$0	$0	$0	$0
Retail	0	0	0	0	0
Office(4)	2	84	0	1	0
Apartments/Multi-Family	0	0	0	0	0
Hospitality	0	0	0	23	0
Other	17	17	0	11	1

Total commercial mortgage loans	19	101	0	35	1

Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	13	0	6	0

Total with no related allowance	$25	$114	$0	$42	$1

With an allowance recorded:
Commercial mortgage loans:
Industrial	$54	$54	$19	$36	$1
Retail	89	89	11	114	3
Office	47	47	3	49	0
Apartments/Multi-Family	102	102	19	197	4
Hospitality	129	129	55	178	0
Other	92	92	13	100	2

Total commercial mortgage loans	513	513	120	674	10

Agricultural property loans	19	19	11	14	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	0	0	0	13	0

Total with related allowance	$553	$553	$149	$737	$12

Total:
Commercial mortgage loans(4)	$532	$614	$120	$709	$11
Agricultural property loans	19	19	11	15	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	6	13	0	19	0

Total	$578	$667	$149	$779	$13

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2012 and December 31, 2011 was $180 million and $514 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of September 30, 2012 and December 31, 2011, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

The following tables set forth the credit quality indicators as of September 30, 2012, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans—Industrial

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$742	$208	$209	$263	$22	$31	$1,475
50%-59.99%	530	86	259	413	34	92	1,414
60%-69.99%	653	145	272	546	405	94	2,115
70%-79.99%	425	429	329	180	217	152	1,732
80%-89.99%	0	0	19	106	150	296	571
90%-100%	0	0	0	0	17	121	138
Greater than 100%	0	0	0	16	6	26	48

Total Industrial	$2,350	$868	$1,088	$1,524	$851	$812	$7,493

Commercial mortgage loans—Retail

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,313	$657	$221	$157	$37	$4	$2,389
50%-59.99%	634	673	316	119	27	12	1,781
60%-69.99%	1,268	463	914	430	54	21	3,150
70%-79.99%	0	0	120	479	14	19	632
80%-89.99%	0	0	0	23	52	2	77
90%-100%	0	0	0	27	13	33	73
Greater than 100%	0	0	0	43	0	37	80

Total Retail	$3,215	$1,793	$1,571	$1,278	$197	$128	$8,182

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Office

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$1,790	$405	$363	$93	$52	$23	$2,726
50%-59.99%	604	61	404	71	12	64	1,216
60%-69.99%	930	389	207	319	82	9	1,936
70%-79.99%	169	0	0	20	256	22	467
80%-89.99%	20	0	0	128	41	79	268
90%-100%	0	0	0	0	15	21	36
Greater than 100%	0	0	0	0	1	5	6

Total Office	$3,513	$855	$974	$631	$459	$223	$6,655

Commercial mortgage loans—Apartments/Multi-Family

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$810	$259	$263	$327	$104	$29	$1,792
50%-59.99%	269	90	171	190	28	19	767
60%-69.99%	507	0	271	402	115	16	1,311
70%-79.99%	344	47	267	374	113	0	1,145
80%-89.99%	0	0	0	0	152	52	204
90%-100%	0	0	0	15	2	23	40
Greater than 100%	0	0	0	18	0	35	53

Total Apartments/Multi-Family	$1,930	$396	$972	$1,326	$514	$174	$5,312

Commercial mortgage loans—Hospitality

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$312	$117	$67	$0	$60	$0	$556
50%-59.99%	150	0	0	0	0	0	150
60%-69.99%	73	48	24	263	11	0	419
70%-79.99%	0	0	0	150	0	0	150
80%-89.99%	0	0	0	21	0	60	81
90%-100%	0	0	68	2	0	13	83
Greater than 100%	0	0	0	0	10	60	70

Total Hospitality	$535	$165	$159	$436	$81	$133	$1,509

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial mortgage loans—Other

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$264	$0	$91	$23	$4	$0	$382
50%-59.99%	171	274	233	71	9	0	758
60%-69.99%	252	111	321	296	66	0	1,046
70%-79.99%	283	48	0	98	12	0	441
80%-89.99%	0	0	0	60	0	6	66
90%-100%	0	0	0	0	16	52	68
Greater than 100%	0	0	19	12	3	32	66

Total Other	$970	$433	$664	$560	$110	$90	$2,827

Commercial mortgage loans—Agricultural Properties

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$517	$184	$299	$406	$149	$2	$1,557
50%-59.99%	58	15	140	33	0	0	246
60%-69.99%	139	6	177	0	0	0	322
70%-79.99%	0	0	0	0	0	0	0
80%-89.99%	0	0	0	0	0	44	44
90%-100%	0	0	0	0	0	0	0
Greater than 100%	0	0	0	0	0	0	0

Total Agricultural	$714	$205	$616	$439	$149	$46	$2,169

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio—September 30, 2012
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-49.99%	$5,748	$1,830	$1,513	$1,269	$428	$89	$10,877
50%-59.99%	2,416	1,199	1,523	897	110	187	6,332
60%-69.99%	3,822	1,162	2,186	2,256	733	140	10,299
70%-79.99%	1,221	524	716	1,301	612	193	4,567
80%-89.99%	20	0	19	338	395	539	1,311
90%-100%	0	0	68	44	63	263	438
Greater than 100%	0	0	19	89	20	195	323

Total Commercial Mortgage and Agricultural	$13,227	$4,715	$6,044	$6,194	$2,361	$1,606	$34,147

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

	As of September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,493	$0	$0	$0	$0	$0	$7,493
Retail	8,176	1	0	0	5	6	8,182
Office	6,650	5	0	0	0	5	6,655
Apartments/Multi-Family	5,311	1	0	0	0	1	5,312
Hospitality	1,509	0	0	0	0	0	1,509
Other	2,817	4	0	0	6	10	2,827

Total commercial mortgage loans	31,956	11	0	0	11	22	31,978

Agricultural property loans	2,124	0	0	0	45	45	2,169
Residential property loans	867	12	5	0	17	34	901
Other collateralized loans	149	0	0	0	2	2	151
Uncollateralized loans	1,939	0	0	0	0	0	1,939

Total	$37,035	$23	$5	$0	$75	$103	$37,138

	As of December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$7,047	$0	$2	$0	$0	$2	$7,049
Retail	7,294	0	0	0	15	15	7,309
Office	6,369	5	0	0	17	22	6,391
Apartments/Multi-Family	5,207	0	0	0	70	70	5,277
Hospitality	1,486	0	0	0	0	0	1,486
Other	2,657	13	10	0	27	50	2,707

Total commercial mortgage loans	30,060	18	12	0	129	159	30,219

Agricultural property loans	2,005	0	1	1	39	41	2,046
Residential property loans	988	22	6	0	18	46	1,034
Other collateralized loans	174	0	0	0	2	2	176
Uncollateralized loans	2,323	0	0	0	0	0	2,323

Total	$35,550	$40	$19	$1	$188	$248	$35,798

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	September 30, 2012	December 31, 2011
	(in millions)
Commercial mortgage loans:
Industrial	$42	$54
Retail	74	72
Office	2	58
Apartments/Multi-Family	41	129
Hospitality	72	169
Other	109	144

Total commercial mortgage loans	340	626

Agricultural property loans	50	44
Residential property loans	17	18
Other collateralized loans	18	15
Uncollateralized loans	8	8

Total	$433	$711

During the three months ended September 30, 2012, there were no commercial mortgage and other loans acquired, other than through direct origination, or sold, other than those classified as held for sale.

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

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Adjusted Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in millions)
Commercial mortgage loans:
Industrial	$0	$0	$0	$0
Retail	0	0	0	0
Office	0	0	5	5
Apartments/Multi-Family	0	0	0	0
Hospitality	0	0	0	0
Other	0	0	15	13

Total commercial mortgage loans	0	0	20	18

Agricultural property loans	0	0	0	0
Residential property loans	0	0	0	0
Other collateralized loans	0	0	0	0
Uncollateralized loans	0	0	0	0

Total	$0	$0	$20	$18

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of September 30, 2012.

As of September 30, 2012, the Company committed to fund $6 million to borrowers that have been involved in a troubled debt restructuring.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$2,427	$2,401	$7,244	$6,958
Fixed maturities, held-to-maturity	34	37	102	105
Equity securities, available-for-sale	85	63	247	244
Trading account assets	215	249	666	668
Commercial mortgage and other loans	516	479	1,487	1,428
Policy loans	148	153	443	446
Broker-dealer related receivables	0	0	0	0
Short-term investments and cash equivalents	11	18	35	49
Other long-term investments	100	36	211	185

Gross investment income	3,536	3,436	10,435	10,083
Less: investment expenses	(103)	(103)	(324)	(305)

Net investment income	$3,433	$3,333	$10,111	$9,778

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2012 and 2011, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fixed maturities	$(53)	$(2)	$(148)	$2
Equity securities	40	(54)	3	126
Commercial mortgage and other loans	28	46	49	80
Investment real-estate	4	(4)	(63)	(16)
Joint ventures and limited partnerships	(3)	(19)	(1)	39
Derivatives(1)	(1,458)	2,557	(903)	2,693
Other	(3)	4	(3)	22

Realized investment gains (losses), net	$(1,445)	$2,528	$(1,066)	$2,946

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$(1,003)	$16	$14	$466	$269	$(238)
Net investment gains (losses) on investments arising during the period	406				(142)	264
Reclassification adjustment for (gains) losses included in net income	244				(85)	159
Reclassification adjustment for OTTI losses excluded from net income(1)	(90)				32	(58)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(6)			2	(4)
Impact of net unrealized investment (gains) losses on future policy benefits			(6)		(2)	(8)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(232)	81	(151)

Balance, September 30, 2012	$(443)	$10	$8	$234	$155	$(36)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$15,748	$(1,182)	$(1,269)	$(4,319)	$(2,935)	$6,043
Net investment gains (losses) on investments arising during the period	8,757				(3,030)	5,727
Reclassification adjustment for (gains) losses included in net income	(76)				27	(49)
Reclassification adjustment for OTTI losses excluded from net income(2)	90				(32)	58
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(173)			62	(111)
Impact of net unrealized investment (gains) losses on future policy benefits			(1,327)		469	(858)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,509)	540	(969)

Balance, September 30, 2012	$24,519	$(1,355)	$(2,596)	$(5,828)	$(4,899)	$9,841

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(443)	$(1,003)
Fixed maturity securities, available-for-sale—all other	23,349	15,227
Equity securities, available-for-sale	1,321	613
Derivatives designated as cash flow hedges(1)	(125)	(86)
Other investments(2)	(26)	(6)

Net unrealized gains (losses) on investments	$24,076	$14,745

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of September 30, 2012, includes $80 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$443	$9	$55	$5	$498	$14
Obligations of U.S. states and their political subdivisions	88	1	5	1	93	2
Foreign government bonds	3,649	54	302	36	3,951	90
Corporate securities	9,072	210	9,708	1,519	18,780	1,729
Commercial mortgage-backed securities	530	8	308	31	838	39
Asset-backed securities	989	17	4,303	1,015	5,292	1,032
Residential mortgage-backed securities	101	3	315	41	416	44

Total	$14,872	$302	$14,996	$2,648	$29,868	$2,950

(1)	Includes $561 million of fair value and $70 million of gross unrealized losses at September 30, 2012, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$870	$8	$130	$10	$1,000	$18
Obligations of U.S. states and their political subdivisions	7	0	46	2	53	2
Foreign government bonds	4,017	182	306	27	4,323	209
Corporate securities	21,419	1,144	9,691	1,969	31,110	3,113
Commercial mortgage-backed securities	917	61	362	47	1,279	108
Asset-backed securities	2,746	40	4,134	1,785	6,880	1,825
Residential mortgage-backed securities	422	19	378	60	800	79

Total	$30,398	$1,454	$15,047	$3,900	$45,445	$5,354

(1)	Includes $706 million of fair value and $98 million of gross unrealized losses at December 31, 2011, on securities classified as held-to-maturity, a portion of which are not reflected in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses at September 30, 2012 and December 31, 2011, are composed of $2,036 million and $3,535 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $914 million and $1,819 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2012, $1,718 million of the gross unrealized losses represented declines in value of greater than 20%, $173 million of which had been in that position for less than six months, as compared to $3,478 million at December 31, 2011, that represented declines in value of greater than 20%, $871 million of which had been in that position for less than six months. At September 30, 2012, the $2,648 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance, utilities, and consumer non-cyclical sectors of the Company’s corporate securities. At December 31, 2011, the $3,900 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing, finance, and public utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At September 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$1,320	$139	$0	$0	$1,320	$139

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Equity securities, available-for-sale	$2,602	$448	$0	$0	$2,602	$448

At September 30, 2012, $63 million of the gross unrealized losses represented declines of greater than 20%, $58 million of which had been in that position for less than six months. At December 31, 2011, $236 million of the gross unrealized losses represented declines of greater than 20%, $225 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2012 or December 31, 2011.

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

	September 30, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$86	$83
Other trading account assets	502	271
Commercial mortgage and other loans	139	154
Other long-term investments	23	19
Cash and cash equivalents	74	275
Accrued investment income	0	1
Other assets	30	17

Total assets of consolidated VIEs	$854	$820

Other liabilities	$660	$723

Total liabilities of consolidated VIEs	$660	$723

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

	September 30, 2012	December 31, 2011
	(in millions)
Fixed maturities, available-for-sale	$127	$129
Fixed maturities, held-to-maturity	1,177	1,191
Trading account assets supporting insurance liabilities	7	8
Other long-term investments	10	141
Accrued investment income	5	5

Total assets of consolidated VIEs	$1,326	$1,474

Other liabilities	$1	$0

Total liabilities of consolidated VIEs	$1	$0

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,298 million and $3,197 million at September 30, 2012 and December 31, 2011, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $521 million and $534 million at September 30, 2012 and December 31, 2011, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,056 million and $7,720 million as of September 30, 2012 and December 31, 2011, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $4,690 million and $4,486 million as of September 30, 2012 and December 31, 2011, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$2.2 billion and $2.6 billion as of September 30, 2012 and December 31, 2011, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $312 million and $664 million at September 30, 2012 and December 31, 2011, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2012 and December 31, 2011, the Company recognized a policyholder dividend obligation of $781 million and $762 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $5,582 million and $3,847 million at September 30, 2012 and December 31, 2011, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2012.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,953	$51,423
Policyholders’ dividends payable	947	902
Policyholders’ dividend obligation	6,363	4,609
Policyholders’ account balances	5,442	5,484
Other Closed Block liabilities	4,648	4,031

Total Closed Block Liabilities	68,353	66,449

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	42,782	42,024
Other trading account assets, at fair value	214	269
Equity securities, available-for-sale, at fair value	3,171	3,122
Commercial mortgage and other loans	8,914	8,322
Policy loans	5,150	5,296
Other long-term investments	2,116	2,080
Short-term investments	1,390	485

Total investments	63,737	61,598
Cash and cash equivalents	739	1,006
Accrued investment income	590	571
Other Closed Block assets	305	284

Total Closed Block Assets	65,371	63,459

Excess of reported Closed Block Liabilities over Closed Block Assets	2,982	2,990
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	5,568	3,836
Allocated to policyholder dividend obligation	(5,582)	(3,847)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,968	$2,979

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2012
(in millions)
Balance, January 1	$4,609
Impact from earnings allocable to policyholder dividend obligation	19
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,735

Balance, September 30	$6,363

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues
Premiums	$646	$666	$2,060	$2,129
Net investment income	710	731	2,177	2,221
Realized investment gains (losses), net	74	243	220	495
Other income	15	(2)	14	30

Total Closed Block revenues	1,445	1,638	4,471	4,875

Benefits and Expenses
Policyholders’ benefits	776	827	2,565	2,557
Interest credited to policyholders’ account balances	34	35	103	104
Dividends to policyholders	478	639	1,454	1,848
General and administrative expenses	122	129	372	392

Total Closed Block benefits and expenses	1,410	1,630	4,494	4,901

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	35	8	(23)	(26)
Income tax benefit	29	5	(36)	(32)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	6	3	13	6
Income (loss) from discontinued operations, net of taxes	(1)	0	(2)	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$5	$3	$11	$6

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2011	660.1	192.1	468.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)	0.0
Stock-based compensation programs(1)	0.0	(5.5)	5.5	0.0

Balance, September 30, 2012	660.1	198.1	462.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2011, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock through June 2012. Under this authorization, 28.6 million shares of the Company’s Common Stock were repurchased at a total cost of $1.5 billion, of which 8.8 million shares were repurchased in the first six months of 2012 at a total cost of $500 million.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. As of September 30, 2012, 2.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $150 million.

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2012 and 2011 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,494)	$5,418
Change in component during period	134	4,000	98	4,232

Balance, September 30, 2012	$1,241	$9,805	$(1,396)	$9,650

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$1,145	$3,145	$(1,312)	$2,978
Cumulative effect of accounting adoption	(279)	100	—	(179)
Change in component during period	283	2,023	34	2,340

Balance, September 30, 2011	$1,149	$5,268	$(1,278)	$5,139

(1)	Includes cash flow hedges of $(81) million and $(55) million as of September 30, 2012 and December 31, 2011, respectively, and $(66) million and $(169) million as of September 30, 2011 and December 31, 2010, respectively. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(635)			$1,581
Direct equity adjustment	4			8
Less: Income attributable to noncontrolling interests	25			10
Less: Earnings allocated to participating unvested share-based payment awards	0			21

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(656)	464.4	$(1.41)	$1,558	481.2	$3.24

Effect of dilutive securities and compensation programs(1)
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$0			$21
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	0			20
Stock options		0.0			2.5
Deferred and long-term compensation programs		0.0			0.5
Exchangeable Surplus Notes	0	0.0		4	5.1

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(656)	464.4	$(1.41)	$1,563	489.3	$3.19

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$591			$2,923
Direct equity adjustment	20			25
Less: Income attributable to noncontrolling interests	51			64
Less: Earnings allocated to participating unvested share-based payment awards	6			39

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$554	466.6	$1.19	$2,845	484.0	$5.88

Effect of dilutive securities and compensation programs(2)
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$6			$39
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	6			38
Stock options		2.1			3.1
Deferred and long-term compensation programs		0.5			0.5
Exchangeable Surplus Notes	0	0.0		13	5.1

Diluted earnings per share(2)
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$554	469.2	$1.18	$2,859	492.7	$5.80

(1)	For the three months ended September 30, 2012, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended September 30, 2012, all potential stock options and compensation programs were considered antidilutive.
(2)	For the nine months ended September 30, 2012, weighted average shares used for calculating diluted earnings per share excludes the potential shares that would be issued related to the exchangeable surplus notes since the hypothetical impact of these shares was antidilutive. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued related to the exchangeable surplus notes assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. For the three months ended September 30, 2012, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2011 were based on 6.3 million of such awards weighted for the period they were outstanding. Undistributed earnings allocated to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

participating unvested share-based payment awards for the nine months ended September 30, 2012 and 2011 were based on 4.7 million and 6.6 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended September 30, 2012, 20.1 million options and 5.1 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three months ended September 30, 2011, 12.1 million options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $71.15 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2012 and 2011, 13.1 million and 10.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $70.11 and $73.75 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

Class B Stock

Income from continuing operations per share of Class B Stock for the three and nine months ended September 30 are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended September 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$44			$32
Less: Direct equity adjustment	4			8

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$40	2.0	$20.00	$24	2.0	$12.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$61			$64
Less: Direct equity adjustment	20			25

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$41	2.0	$20.50	$39	2.0	$19.50

9. SHORT-TERM AND LONG-TERM DEBT

Commercial Paper

The Company issues commercial paper under the two programs described below. At September 30, 2012 and December 31, 2011, the weighted average maturity of total commercial paper outstanding was 17 and 21 days, respectively.

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

The table below presents the Company’s total outstanding commercial paper borrowings as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in millions)
Prudential Financial	$264	$296
Prudential Funding, LLC	700	870

Total outstanding commercial paper borrowings	$964	$1,166

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of September 30, 2012, Prudential Insurance had pledged qualifying assets with a fair value of $2.9 billion, which supported outstanding collateralized advances of $924 million and collateralized funding agreements of $1.5 billion with maturities ranging from 2013 to 2018.

As of September 30, 2012, $199 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2012 and the remaining $725 million is in “Long-term debt” and matures in December 2015. The funding agreements issued to the FHLBNY, which are reflected in “Policyholders’ account balances,” have priority claim status above debt holders of Prudential Insurance. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $2.9 billion as of September 30, 2012.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is member of the Federal Home Loan Bank of Boston, or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of September 30, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

As of September 30, 2012, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities, which includes a $2,000 million five-year credit facility on which Prudential Financial is the sole borrower. These facilities have remaining terms ranging from 2.25 years to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.25 years. There were no outstanding borrowings under these credit facilities as of September 30, 2012 or as of the date of this filing. Each of the facilities is available to the applicable borrowers up to the aggregate committed credit and may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on our credit ratings nor subject to material adverse change clauses. Borrowings are conditioned on the continued satisfaction of customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. As of September 30, 2012 and December 31, 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Surplus Notes

During 2011, a captive reinsurance subsidiary entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed-rate surplus notes. In June 2012, this subsidiary entered into another agreement for the issuance of up to an additional $500 million of ten-year fixed rate surplus notes. At September 30, 2012, $750 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial agreed that it or one of its affiliates will make capital contributions to the subsidiary in order to reimburse it for any investment losses in excess of specified amounts. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval. The payment of interest on the surplus notes has been approved by the regulator, subject to the ability of the regulator to withdraw that approval.

Medium-term Notes

Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of September 30, 2012, the outstanding balance of Medium-term notes was $13.2 billion, a decrease of $0.9 billion from December 31, 2011, driven by $850 million of maturities.

Retail Medium-term Notes

Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2012, the outstanding balance of retail notes was $1.6 billion. In the third quarter of 2012, the Company redeemed $959 million of its outstanding retail notes with an average interest rate of approximately 6%.

Junior Subordinated Notes

On August 9, 2012, Prudential Financial issued $1.0 billion of 5.875% fixed-to-floating rate junior subordinated notes in a public offering. The notes are considered hybrid capital securities that receive enhanced equity treatment from the rating agencies. The notes have a maturity date of September 15, 2042. Interest is payable semi-annually at a fixed rate of 5.875% until September 15, 2022, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 4.175%. Prudential Financial has the right to defer interest payments on the notes for a period of up to five years, during which time interest will be compounded. At the end of five years following the commencement of a deferral period, Prudential Financial must pay all accrued and unpaid deferred interest, including compounded interest. If all deferred interest (including compounded interest thereon) on the notes has been paid, Prudential Financial can again defer interest payments on the notes. Prudential Financial may redeem the notes, in whole but not in part, at any time prior to September 15, 2022, within 90 days after the occurrence of a “tax event”, a “rating agency event” or a “regulatory capital event” at a redemption price equal to (i) in the case of a “tax event” or a “rating agency event”, their principal amount or, if greater, a make-whole redemption price plus accrued and unpaid interest or (ii) in the case of a “regulatory capital event”, their principal amount plus accrued and unpaid interest. On or after September 15, 2022, Prudential Financial may redeem the notes, in whole or in part, at their principal amount plus accrued and unpaid interest.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Components of net periodic (benefit) cost
Service cost	$61	$58	$4	$3
Interest cost	117	123	25	27
Expected return on plan assets	(181)	(180)	(22)	(24)
Amortization of prior service cost	4	6	(3)	(3)
Amortization of actuarial (gain) loss, net	27	10	14	9
Special termination benefits	5	1	0	0

Net periodic (benefit) cost	$33	$18	$18	$12

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Service cost	$182	$163	$11	$9
Interest cost	355	365	76	81
Expected return on plan assets	(543)	(539)	(66)	(72)
Amortization of prior service cost	10	18	(9)	(9)
Amortization of actuarial (gain) loss, net	80	30	41	27
Special termination benefits	7	3	0	0

Net periodic (benefit) cost	$91	$40	$53	$36

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

•

the contribution to income/loss of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down status, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

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

As described in Note 1, during the second quarter of 2012, the Company recorded two out of period adjustments that resulted in a decrease of $122 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures.” The adjustments resulted in a decrease in adjusted operating income of $106 million for the nine months ended September 30, 2012, including a reduction of $61 million to the Asset Management segment and a reduction of $45 million to the Corporate and Other operations of the Financial Services Businesses resulting from the increase in reserves. In addition, the reserves adjustment resulted in a reduction of $16 million to the Closed Block Business which was excluded from adjusted operating income.

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

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$(20)	$(41)	$(68)	$(105)
Current period yield adjustments	$88	$66	$242	$189
Principal source of earnings	$33	$41	$14	$144

Terminated Hedges of Foreign Currency Earnings. The amounts shown in the table above primarily reflect the impact of an intercompany arrangement between Corporate and Other operations and the International Insurance segment, pursuant to which the non-U.S. dollar-denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations may execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP, so the resulting profits or losses are recorded in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income.

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $16 million and $13 million for the three months ended September 30, 2012 and 2011, respectively, and $46 million and $37 million for the nine months ended September 30, 2012 and 2011, respectively. Additionally, as of September 30, 2012, there was a $593 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains and losses are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The realized investment gains and losses associated with the sale of these strategic investments, as well as related derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the realized investment gains and losses associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income. The amounts shown in the table above for the nine months ended September 30, 2012 reflect the impact of the Asset Management segment’s out of period adjustment discussed above.

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net gains (losses) from:
Other trading account assets	$26	$(104)	$59	$(47)
Foreign currency exchange movements	$(347)	$1,316	$(223)	$1,093
Other activities	$(8)	$(49)	$30	$(103)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Included in the $1,093 million net gain for the nine months ended September 30, 2011 is an out of period adjustment recorded in the first quarter of 2011 that decreased income from continuing operations before equity in earnings of operating joint ventures by $95 million.

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

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net losses of $2 million and $45 million for the three months ended September 30, 2012 and 2011, respectively, and net gains of $32 million and net losses of $33 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Divested businesses

The contribution to income/loss of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

In July 2012, the Company announced its decision to cease sales of group long-term care insurance reflecting the challenging economics of the long-term care market including the continued low interest rate environment as well as its desire to focus resources on its core group life and disability businesses. The Company discontinued sales of group long-term care products effective August 1, 2012, or a later date as may be required by specific state law. The Company notified its clients of its intent to continue to accept enrollments on existing group long-term care contracts through June 30, 2013 or later as required by contractual provisions. In March 2012, the Company also discontinued sales of individual long-term care products. As a result of the decision to wind down this business, the Company has reflected the results of the long-term care insurance business, previously reported within the Group Insurance segment, as a divested business for all periods presented.

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$207	$(192)	$735	$289
Retirement	110	111	413	454
Asset Management	187	123	356	504

Total U.S. Retirement Solutions and Investment Management Division	504	42	1,504	1,247

Individual Life	112	111	285	344
Group Insurance	35	45	28	121

Total U.S. Individual Life and Group Insurance Division	147	156	313	465

International Insurance	783	660	2,070	1,788

Total International Insurance Division	783	660	2,070	1,788

Corporate Operations	(452)	(349)	(1,079)	(858)

Total Corporate and Other	(452)	(349)	(1,079)	(858)

Adjusted Operating Income before income taxes for Financial Services Businesses	982	509	2,808	2,642

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,951)	3,385	(1,609)	3,175
Charges related to realized investment gains (losses), net	648	(1,568)	498	(1,732)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	264	10	502	170
Change in experience-rated contractholder liabilities due to asset value changes	(254)	68	(446)	(76)
Divested businesses	(685)	43	(657)	49
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(40)	(87)	(27)	(201)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,036)	2,360	1,069	4,027

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	69	46	97	91

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(967)	$2,406	$1,166	$4,118

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,018	$905	$2,944	$2,736
Retirement	1,162	1,171	3,511	3,625
Asset Management	634	513	1,656	1,717

Total U.S. Retirement Solutions and Investment Management Division	2,814	2,589	8,111	8,078

Individual Life	948	643	2,527	2,131
Group Insurance	1,420	1,447	4,203	4,222

Total U.S. Individual Life and Group Insurance Division	2,368	2,090	6,730	6,353

International Insurance	8,179	5,130	20,459	14,499

Total International Insurance Division	8,179	5,130	20,459	14,499

Corporate Operations	(109)	(38)	(306)	(132)

Total Corporate and Other	(109)	(38)	(306)	(132)

Total	13,252	9,771	34,994	28,798

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,954)	3,385	(1,613)	3,175
Charges related to realized investment gains (losses), net	(27)	(21)	(79)	(88)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	264	10	502	170
Divested businesses	170	188	520	509
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(65)	(97)	(78)	(265)

Total Financial Services Businesses	11,640	13,236	34,246	32,299

Closed Block Business	1,504	1,695	4,657	5,046

Total per Unaudited Interim Consolidated Financial Statements	$13,144	$14,931	$38,903	$37,345

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Asset Management segment intersegment revenues	$136	$122	$395	$353

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation within Corporate and Other operations.

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in millions)
Individual Annuities	$145,994	$123,394
Retirement	135,572	131,947
Asset Management	39,848	37,307

Total U.S. Retirement Solutions and Investment Management Division	321,414	292,648

Individual Life	45,784	43,061
Group Insurance	36,274	33,756

Total U.S. Individual Life and Group Insurance Division	82,058	76,817

International Insurance	186,261	168,961

Total International Insurance Division	186,261	168,961

Corporate Operations	10,576	12,574

Total Corporate and Other	10,576	12,574

Total Financial Services Businesses	600,309	551,000

Closed Block Business	71,389	69,244

Total	$671,698	$620,244

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in June 2013, unless extended. The statute of limitations for the 2007 through 2008 tax years will expire in December 2013, unless extended. Tax years 2009 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $83 million within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2011 or first nine months of 2012.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total income tax expense includes additional tax expense related to the utilization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“PGFL”) and the Star and Edison Businesses. The balance of additional U.S. GAAP tax expense to be recognized in the future related to the utilization of opening balance sheet deferred tax assets is as follows:

	PGFL	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$42	$678	$720
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	6	0	6
2010	6	0	6
2011	(29)	252	223
Nine months 2012	1	343	344

Subtotal	(16)	595	579
Additional tax expense (benefit) recognized in Other Comprehensive Income	16	(19)	(3)

Additional tax expense to be recognized in future periods	$42	$102	$144

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life Insurance Company, Ltd. The majority of additional U.S. tax expense recognized in the first nine months of 2012 is a result of the merger. The annual amount of additional tax expense related to the utilization of opening balance sheet deferred tax assets will be significantly lower in the future. As a result, the remaining $102 million of the additional tax expense will be recognized over an extended period of time.

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that trade on an active exchange market.

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.

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

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,567	$66	$		$15,633
Obligations of U.S. states and their political subdivisions	0	3,110	0			3,110
Foreign government bonds	0	86,737	3			86,740
Corporate securities	0	133,919	1,676			135,595
Asset-backed securities	0	7,981	3,199			11,180
Commercial mortgage-backed securities	0	11,933	183			12,116
Residential mortgage-backed securities	0	8,996	11			9,007

Subtotal	0	268,243	5,138			273,381
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	9			194
Obligations of U.S. states and their political subdivisions	0	261	0			261
Foreign government bonds	0	756	0			756
Corporate securities	0	12,057	96			12,153
Asset-backed securities	0	805	345			1,150
Commercial mortgage-backed securities	0	2,012	83			2,095
Residential mortgage-backed securities	0	1,878	2			1,880
Equity securities	854	130	19			1,003
Short-term investments and cash equivalents	538	102	0			640

Subtotal	1,392	18,186	554			20,132
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	21	0			21
Foreign government bonds	2	50	0			52
Corporate securities	19	618	38			675
Asset-backed securities	0	260	54			314
Commercial mortgage-backed securities	0	81	10			91
Residential mortgage-backed securities	0	0	0			0
Equity securities	259	49	1,249			1,557
All other(2)	1	14,668	32		(11,537)	3,164

Subtotal	281	15,747	1,383		(11,537)	5,874

Equity securities, available-for-sale	5,277	2,369	346			7,992
Commercial mortgage and other loans	0	180	68			248
Other long-term investments	484	77	1,014			1,575
Short-term investments	6,571	2,673	0			9,244
Cash equivalents	1,999	7,368	0			9,367
Other assets	64	113	8			185

Subtotal excluding separate account assets	16,068	314,956	8,511		(11,537)	327,998
Separate account assets(3)	40,889	186,282	20,339			247,510

Total assets	$56,957	$501,238	$28,850		$(11,537)	$575,508

Future policy benefits	$0	$0	$3,638	$		$3,638
Other liabilities	0	8,460	395		(8,290)	565

Total liabilities	$0	$8,460	$4,033		$(8,290)	$4,203

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011 (4)
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,066	$66	$		$15,132
Obligations of U.S. states and their political subdivisions	0	2,740	0			2,740
Foreign government bonds	0	77,010	25			77,035
Corporate securities	12	125,650	1,450			127,112
Asset-backed securities	0	8,165	2,528			10,693
Commercial mortgage-backed securities	0	11,935	145			12,080
Residential mortgage-backed securities	0	9,840	16			9,856

Subtotal	12	250,406	4,230			254,648
Trading account assets supporting insurance liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	177	9			186
Obligations of U.S. states and their political subdivisions	0	254	0			254
Foreign government bonds	0	608	0			608
Corporate securities	0	11,004	109			11,113
Asset-backed securities	0	1,010	357			1,367
Commercial mortgage-backed securities	0	2,226	21			2,247
Residential mortgage-backed securities	0	1,842	2			1,844
Equity securities	769	122	20			911
Short-term investments and cash equivalents	684	267	0			951

Subtotal	1,453	17,510	518			19,481
Other trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	31	0			31
Obligations of U.S. states and their political subdivisions	0	0	0			0
Foreign government bonds	2	45	0			47
Corporate securities	14	502	39			555
Asset-backed securities	0	593	59			652
Commercial mortgage-backed securities	0	96	14			110
Residential mortgage-backed securities	0	94	2			96
Equity securities	305	40	1,276			1,621
All other(2)	15	13,547	93		(11,222)	2,433

Subtotal	336	14,948	1,483		(11,222)	5,545

Equity securities, available-for-sale	5,004	2,171	360			7,535
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	193	(11)	1,110			1,292
Short-term investments	5,506	3,254	0			8,760
Cash equivalents	2,667	6,762	0			9,429
Other assets	3	86	9			98

Subtotal excluding separate account assets	15,174	295,640	7,796		(11,222)	307,388
Separate account assets(3)	40,319	158,703	19,358			218,380

Total assets	$55,493	$454,343	$27,154		$(11,222)	$525,768

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

(1)	“Netting” amounts represent cash collateral of $3,247 million and $3,368 million as of September 30, 2012 and December 31, 2011, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Primarily represents derivative assets.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(4)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2012 and December 31, 2011, over-rides on a net basis were not material. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In cases where these models primarily use observable inputs, the securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. In these cases, a Level 3 classification is used.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. As these models may use unobservable inputs, most privately traded equity securities are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Commercial Mortgage and Other Loans—The fair value of commercial mortgage loans held for investment (i.e. interim portfolio) and accounted for using the Fair Value Option are determined based on the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for similar quality loans. The quality ratings for these loans, a primary determinant of the appropriate credit spread and a significant component of the pricing input, are based on internally-developed estimates. As a result, these loans are included in Level 3 in the fair value hierarchy.

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

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. The fair value and respective hierarchies of the feeder fund investments in master funds are generally determined by reference to the investments in the underlying master funds, with publicly traded equity securities based on quoted prices in active markets reflected in Level 1, and public fixed maturities and mutual funds priced via quotes from pricing services or observable data reflected in Level 2. The fair value of investments in funds that are subject to significant liquidity restrictions are reflected in Level 3.

The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have been included within Level 3 in the fair value hierarchy.

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The cash flow approach is supplemented with replacement cost estimates and comparable recent sales data when available. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions is traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

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

Cash Equivalents and Short-Term Investments—Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

market observable inputs and, accordingly, these investments have primarily been classified within Level 2 in the fair value hierarchy.

Separate Account Assets—Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

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

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments, as discussed below.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance, as well as available industry studies. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim period, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

year by considering recent experience that has occurred during the period from the most recent update to the expected amounts or updates to industry studies. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2012
	Internal(1)	External(2)	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$75	$75
Foreign government bonds	3	0	3
Corporate securities	1,034	776	1,810
Asset-backed securities	294	3,304	3,598
Commercial mortgage-backed securities	85	191	276
Residential mortgage-backed securities	3	10	13
Equity securities	123	1,491	1,614
Commercial mortgage and other loans	68	0	68
Other long-term investments	8	1,006	1,014
Other assets	40	0	40

Subtotal excluding separate account assets(3)	1,658	6,853	8,511
Separate account assets	19,646	693	20,339

Total assets	$21,304	$7,546	$28,850

Future policy benefits	$3,638	$0	$3,638
Other liabilities	1	394	395

Total liabilities	$3,639	$394	$4,033

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(in millions)
Assets:
Corporate securities	$1,034	Discounted cash flow	Discount rate	1.4% - 17.5% (10.66%)
		Market comparables	EBITDA multiples(1)	5.4X - 8.5X (6.9X)
		Cap at call price	Call price	100% - 101% (100.19%)
		Liquidation	Liquidation value	25% - 93.8% (83.53%)

Asset-backed securities	$294	Discounted cash flow	Prepayment rate	2.8% - 20% (6.17%)
			Default rate	0.5% - 2.5% (0.77%)
			Loss severity	35% - 40% (35.49%)
			Liquidity premium	0.5% - 2.75% (1.32%)
			Average life (years)	0.1 years - 4.73 years (2.81 years)
			Comparable spreads	0.3% - 20% (2.89%)
			Comparable security yields	0.38% - 21.9% (10.54%)

Liabilities:
Future policy benefits	$3,638	Discounted cash flow	Lapse rate	0% - 14%
			NPR spread	0.24% - 1.82%
			Utilization rate	70% - 94%
			Withdrawal rate	85% - 100%
			Mortality rate(2)	0% - 13%
			Equity volatility curve	19% - 34%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Sensitivity to Changes in Unobservable Inputs—The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement, for the assets and liabilities reflected in the table above.

Corporate Securities—Internally-priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is an internally-developed discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. The Company also applies market comparables, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for certain securities. In isolation, an increase (decrease) in the value of these inputs would result in a higher (lower) fair value measurement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

lifetime withdrawals at various time intervals from contract inception, with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value, the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience, the Company applies a set of age specific mortality rate adjustments compared to standard industry tables. For newly issued contracts, lower mortality rates are assumed in early durations. A mortality improvement assumption is also incorporated into the overall mortality table. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets—Separate account assets include $18,467 million of investments in real estate as of September 30, 2012 that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 4.75% to 10.5% (6.57% weighted average) and discount rates, which range from 6.25% to 12.0% (7.90% weighted average). Key unobservable inputs to real estate debt valuation include yield to maturity, which ranges from 2.17% to 7.64% (4.75% weighted average) and market spread over base rate, which ranges from 1.81% to 4.51% (3.30% weighted average).

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage Loans—Separate account assets include $1,107 million of commercial mortgage loans as of September 30, 2012 that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which range from 1.70% to 5.67% (2.05% weighted average). In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made to the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Such an adjustment was made at June 30, 2012, wherein $2.9 billion of separate account equity investments transferred from Level 1 to Level 2. No such adjustments were made at September 30, 2012, March 31, 2012 or December 31, 2011. During the three months ended September 30, 2012, $2.1 billion of transfers from Level 2 to Level 1 were made for these Separate Account assets, resulting in a net basis of $0.8 billion of assets transferred from Level 1 to Level 2 for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, $2.6 billion of transfers from Level 1 to Level 2 were made for these Separate Account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities—The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2012
	Fixed Maturities Available- For-Sale - U.S. Government Authorities	Fixed Maturities Available- For-Sale - U.S. States	Fixed Maturities Available- For-Sale - Foreign Government Bonds	Fixed Maturities Available- For-Sale - Corporate Securities	Fixed Maturities Available- For-Sale - Asset- Backed Securities	Fixed Maturities Available- For-Sale - Commercial Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$66	$0	$21	$1,635	$3,069	$186
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	10	2
Included in other comprehensive income (loss)	0	0	0	46	22	7
Net investment income	0	0	0	2	7	1
Purchases	0	0	0	100	793	10
Sales	0	0	0	(91)	(381)	(2)
Issuances	0	0	0	0	0	0
Settlements	0	0	0	(42)	(105)	(7)
Foreign currency translation	0	0	0	3	2	0
Other(4)	0	0	(5)	5	0	0
Transfers into Level 3(1)	0	0	0	59	35	0
Transfers out of Level 3(1)	0	0	(13)	(41)	(253)	(14)

Fair Value, end of period	$66	$0	$3	$1,676	$3,199	$183

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$3	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Fixed Maturities Available- For-Sale - Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$13	$9	$103	$390	$56	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	0	6	0	0
Net investment income	0	0	0	1	0	0
Purchases	0	0	0	0	2	0
Sales	0	0	(4)	(5)	0	0
Issuances	0	0	0	0	0	0
Settlements	(2)	0	(5)	(20)	(1)	0
Transfers into Level 3(1)	0	0	2	3	43	0
Transfers out of Level 3(1)	0	0	0	(30)	(17)	0

Fair Value, end of period	$11	$9	$96	$345	$83	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$0	$(3)	$6	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$19	$37	$54	$12	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	2	1	0
Net investment income	0	0	0	0	0
Purchases	0	(1)	0	0	0
Sales	0	2	(1)	(2)	0
Issuances	0	0	0	0	0
Settlements	0	0	(1)	(1)	0
Foreign currency translation	0	0	0	0	0
Other(4)	0	0	1	0	(1)
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	(1)	0	0

Fair Value, end of period	$19	$38	$54	$10	$0

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$0	$1	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available- for-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$1,222	$45	$355	$37	$1,042
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(16)	(1)	2	3
Asset management fees and other income	20	1	0	0	5
Included in other comprehensive income (loss)	0	0	(6)	0	0
Net investment income	0	0	0	0	(1)
Purchases	0	0	6	0	44
Sales	(2)	0	(9)	0	(3)
Issuances	0	0	0	0	0
Settlements	(32)	2	0	29	(45)
Foreign currency translation	7	0	1	0	0
Other(4)	0	0	0	0	11
Transfers into Level 3(1)	33	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	(42)

Fair Value, end of period	$1,249	$32	$346	$68	$1,014

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(16)	$0	$2	$0
Asset management fees and other income	$22	$1	$0	$0	$20

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Short-term Investments	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$5	$8	$20,698	$(3,054)	$(298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(5)	0	0	(408)	(8)
Interest credited to policyholders’ account balances	0	0	303	0	0
Purchases	0	0	310	0	0
Sales	0	0	(184)	0	0
Issuances	0	0	0	(176)	(390)
Settlements	0	0	(592)	0	301
Transfers into Level 3(1)	0	0	29	0	0
Transfers out of Level 3(1)	0	0	(225)	0	0

Fair Value, end of period	$0	$8	$20,339	$(3,638)	$(395)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(5)	$0	$0	$(448)	$(6)
Interest credited to policyholders’ account balances	$0	$0	$146	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities Available- For-Sale- U.S. Government Authorities	Fixed Maturities Available- For- Sale- U.S. States	Fixed Maturities Available- For-Sale- Foreign Government Bonds	Fixed Maturities Available- For-Sale- Corporate Securities	Fixed Maturities Available- For-Sale- Asset- Backed Securities	Fixed Maturities Available- For-Sale- Commercial Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(25)	18	2
Included in other comprehensive income (loss)	0	0	0	176	52	18
Net investment income	0	0	0	6	22	(2)
Purchases	0	10	0	321	1,964	43
Sales	0	0	0	(130)	(425)	(2)
Issuances	0	0	0	0	0	0
Settlements	(2)	0	0	(228)	(450)	(11)
Foreign currency translation	0	0	0	(3)	(8)	(1)
Other(4)	2	0	(5)	3	0	0
Transfers into Level 3(1)	0	0	7	276	35	37
Transfers out of Level 3(1)	0	(10)	(24)	(170)	(537)	(46)

Fair Value, end of period	$66	$0	$3	$1,676	$3,199	$183

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$9	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities Available- For-Sale- Residential Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$16	$9	$109	$357	$21	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	(5)	10	1	0
Net investment income	1	0	0	4	0	0
Purchases	0	0	16	128	18	0
Sales	0	0	(8)	(5)	0	0
Issuances	0	0	0	0	0	0
Settlements	(6)	(2)	(15)	(87)	(1)	0
Other(4)	0	2	(2)	0	0	0
Transfers into Level 3(1)	0	0	5	3	80	0
Transfers out of Level 3(1)	0	0	(4)	(65)	(36)	0

Fair Value, end of period	$11	$9	$96	$345	$83	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$0	$(10)	$9	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$20	$39	$59	$14	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	0	3	0	1
Net investment income	0	0	1	1	0
Purchases	0	1	0	0	0
Sales	0	(2)	(4)	(4)	(1)
Issuances	0	0	0	0	0
Settlements	0	0	(3)	(2)	(1)
Foreign currency translation	0	0	(1)	0	0
Other(4)	0	0	1	0	(1)
Transfers into Level 3(1)	0	0	0	2	0
Transfers out of Level 3(1)	(1)	0	(2)	(1)	0

Fair Value, end of period	$19	$38	$54	$10	$0

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$1	$0	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available- for-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$1,276	$93	$360	$86	$1,110
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(65)	1	2	6
Asset management fees and other income	54	1	0	0	73
Included in other comprehensive income (loss)	0	0	21	0	0
Net investment income	0	0	0	0	5
Purchases	13	0	68	0	159
Sales	(31)	0	(17)	0	(23)
Issuances	0	0	0	0	0
Settlements	(88)	6	0	(20)	(261)
Foreign currency translation	(11)	0	(2)	0	2
Other(4)	3	(3)	0	0	7
Transfers into Level 3(1)	33	0	5	0	0
Transfers out of Level 3(1)	0	0	(90)	0	(64)

Fair Value, end of period	$1,249	$32	$346	$68	$1,014

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(1)	$(65)	$0	$1	$1
Asset management fees and other income	$53	$1	$0	$0	$40

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Short-term investments	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$0	$9	$19,358	$(2,886)	$(285)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	0	0	(255)	(25)
Asset management fees and other income	0	2	0	0	0
Interest credited to policyholders’ account balances	0	0	1,518	0	0
Purchases	9	0	2,154	0	0
Sales	0	(3)	(647)	0	0
Issuances	0	0	0	(497)	(401)
Settlements	0	0	(1,617)	0	319
Other(4)	0	0	0	0	(3)
Transfers into Level 3(1)	0	0	245	0	0
Transfers out of Level 3(1)	0	0	(672)	0	0

Fair Value, end of period	$0	$8	$20,339	$(3,638)	$(395)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$(9)	$0	$0	$(340)	$(25)
Asset management fees and other income	$0	$2	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$0	$902	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale-U.S. Government Authorities	Fixed Maturities Available For Sale-Foreign Government Bonds	Fixed Maturities Available For Sale- Corporate Securities	Fixed Maturities Available For Sale-Asset- Backed Securities	Fixed Maturities Available For Sale- Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$27	$1,278	$2,933	$105	$20
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(6)	6	0	0
Included in other comprehensive income (loss)	0	0	(10)	(34)	(8)	(1)
Net investment income	0	0	2	5	(3)	0
Purchases	66	0	11	234	0	1
Sales	0	0	(24)	(80)	(4)	(1)
Issuances	0	0	28	0	0	0
Settlements	0	0	(40)	(100)	(3)	1
Foreign currency translation	0	0	7	48	6	0
Transfers into Level 3(1)	0	0	49	17	5	0
Transfers out of Level 3(1)	0	0	(87)	(298)	(5)	0

Fair Value, end of period	$66	$27	$1,208	$2,731	$93	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$2	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset-Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$84	$410	$14	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	(1)	(4)	0	0
Net investment income	0	0	1	0	0
Purchases	9	0	16	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(4)	(35)	0	0
Transfers into Level 3(1)	0	15	0	0	0
Transfers out of Level 3(1)	0	(2)	(38)	(10)	0

Fair Value, end of period	$9	$92	$350	$4	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$(2)	$(4)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets - Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$58	$40	$77	$18	$15
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	(7)	2	(7)	(1)	(3)
Net investment income	0	0	1	0	(1)
Purchases	1	1	0	0	0
Sales	(2)	(3)	(6)	(6)	4
Issuances	0	0	0	0	0
Settlements	0	0	(2)	0	0
Foreign currency translation	1	0	4	2	1
Other(4)	0	(1)	1	14	(14)
Transfers into Level 3(1)	0	0	0	3	(1)
Transfers out of Level 3(1)	0	0	(1)	(1)	1

Fair Value, end of period	$51	$39	$67	$29	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$(7)	$1	$(7)	$(4)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets- All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$165	$94	$1,661	$144	$1,230
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	74	(2)	9	1
Asset management fees and other income	(67)	0	0	0	(12)
Included in other comprehensive income (loss)	0	0	14	0	0
Net investment income	0	0	0	0	(11)
Purchases	5	0	4	0	103
Sales	(28)	0	5	0	(1)
Issuances	0	0	0	0	0
Settlements	(13)	(7)	(40)	(57)	(1)
Foreign currency translation	33	0	50	0	9
Other(4)	1,277	0	(1,280)	0	0
Transfers into Level 3(1)	0	0	(2)	0	0
Transfers out of Level 3(1)	0	0	2	0	0

Fair Value, end of period	$1,372	$161	$412	$96	$1,318

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$74	$(3)	$8	$0
Asset management fees and other income	$(73)	$1	$0	$0	$(20)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$17,536	$423	$(2)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(3,310)	0
Interest credited to policyholders’ account balances	0	699	0	0
Purchases	0	319	0	0
Sales	0	(925)	0	0
Issuances	0	1	(130)	0
Settlements	0	393	(1)	(1)
Transfers into Level 3(1)	0	15	0	0
Transfers out of Level 3(1)	0	(188)	0	0

Fair Value, end of period	$9	$17,850	$(3,018)	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3,312)	$(1)
Interest credited to policyholders’ account balances	$0	$452	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale - U.S. Government Authorities	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Fixed Maturities Available For Sale - Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(33)	32	(35)	0
Included in other comprehensive income (loss)	0	0	(12)	0	7	(1)
Net investment income	0	0	8	20	2	0
Purchases	66	0	435	1,239	5	1
Sales	0	0	(89)	(413)	(20)	(1)
Issuances	0	0	32	0	0	0
Settlements	0	0	(278)	(237)	(36)	(1)
Foreign currency translation	0	0	10	64	9	0
Other(4)	0	0	146	502	31	(1)
Transfers into Level 3(1)	0	0	234	250	5	0
Transfers out of Level 3(1)	0	0	(432)	(479)	(5)	0

Fair Value, end of period	$66	$27	$1,208	$2,731	$93	$20

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(39)	$6	$(40)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- U.S. Government Authorities	Trading Account Assets Supporting Insurance Liabilities- Corporate Securities	Trading Account Assets Supporting Insurance Liabilities- Asset- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Commercial Mortgage- Backed Securities	Trading Account Assets Supporting Insurance Liabilities- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$0	$82	$226	$5	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	0	(2)	0	0	0
Net investment income	0	0	3	0	0
Purchases	9	49	269	10	0
Sales	0	(11)	(23)	0	0
Issuances	0	1	0	0	0
Settlements	0	(35)	(82)	(1)	(1)
Other(4)	0	0	15	0	(15)
Transfers into Level 3(1)	0	25	0	0	0
Transfers out of Level 3(1)	0	(17)	(58)	(10)	0

Fair Value, end of period	$9	$92	$350	$4	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$0	$(2)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Trading Account Assets Supporting Insurance Liabilities- Equity Securities	Other Trading Account Assets- Corporate Securities	Other Trading Account Assets- Asset- Backed Securities	Other Trading Account Assets- Commercial Mortgage- Backed Securities	Other Trading Account Assets- Residential Mortgage- Backed Securities
	(in millions)
Fair Value, beginning of period	$4	$35	$54	$19	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Asset management fees and other income	(6)	2	0	4	0
Net investment income	0	0	2	1	0
Purchases	5	9	0	0	0
Sales	(29)	(7)	(16)	(12)	(2)
Issuances	0	0	0	0	0
Settlements	0	0	(8)	(2)	(1)
Foreign currency translation	1	0	6	2	1
Other(4)	0	(1)	1	14	(14)
Transfers into Level 3(1)	76	1	39	5	0
Transfers out of Level 3(1)	0	0	(11)	(2)	0

Fair Value, end of period	$51	$39	$67	$29	$2

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Asset management fees and other income	$(6)	$2	$(3)	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Other Trading Account Assets- Equity Securities	Other Trading Account Assets-All Other Activity	Equity Securities Available for Sale	Commercial Mortgage and Other Loans	Other Long-term Investments
	(in millions)
Fair Value, beginning of period	$26	$134	$355	$212	$768
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	37	(17)	15	5
Asset management fees and other income	(54)	4	0	0	55
Included in other comprehensive income (loss)	0	0	42	0	0
Net investment income	0	0	0	0	(10)
Purchases	6	0	45	0	236
Sales	(30)	0	(40)	0	(7)
Issuances	0	0	0	0	0
Settlements	(15)	(14)	(41)	(131)	(8)
Foreign currency translation	36	0	79	0	12
Other(4)	1,277	0	(831)	0	267
Transfers into Level 3(1)	126	0	822	0	0
Transfers out of Level 3(1)	0	0	(2)	0	0

Fair Value, end of period	$1,372	$161	$412	$96	$1,318

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$37	$(25)	$15	$2
Asset management fees and other income	$(59)	$4	$0	$0	$16

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Other Assets	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities
	(in millions)
Fair Value, beginning of period	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(2,854)	(7)
Interest credited to policyholders’ account balances	0	2,334	0	0
Purchases	0	2,121	0	0
Sales	0	(1,062)	0	0
Issuances	0	3	(366)	0
Settlements	0	(861)	(2)	7
Transfers into Level 3(1)	0	161	0	0
Transfers out of Level 3(1)	0	(638)	0	0

Fair Value, end of period	$9	$17,850	$(3,018)	$(3)

Unrealized gains (losses) for the period relating to those Level 3 assets and liabilities that were still held at the end of the period(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,864)	$(8)
Interest credited to policyholders’ account balances	$0	$1,605	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(4)	For the nine months ended September 30, 2011, Other primarily represents reclasses of certain assets between reporting categories and assets acquired through the Star and Edison acquisition. For all other periods, Other primarily represents reclasses of certain assets between reporting categories.

Transfers—Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Significant transfers into and/or out of Level 3 are discussed below:

For the nine months ended September 30, 2012, the majority of the Equity Securities Available-for-Sale transfers out of Level 3 were due to the determination that the pricing inputs for certain equity securities did not have a material liquidity discount and therefore, should be classified as Level 1, not Level 3. For the nine months ended September 30, 2011, the majority of the Equity Securities Available for Sale, Trading Account Assets Supporting Insurance Liabilities—Equity Securities and Other Trading Account Assets—Equity Securities transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information.

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

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$4	$13,367	$10	$		$13,381
Currency	0	123	0			123
Credit	0	20	0			20
Currency/Interest Rate	0	536	0			536
Equity	388	633	26			1,047
Netting(1)					(11,537)	(11,537)

Total derivative assets	$392	$14,679	$36		$(11,537)	$3,570

Derivative liabilities:
Interest Rate	$2	$7,233	$3	$		$7,238
Currency	0	207	0			207
Credit	0	99	0			99
Currency/Interest Rate	0	781	0			781
Equity	0	221	0			221
Netting(1)					(8,290)	(8,290)

Total derivative liabilities	$2	$8,541	$3		$(8,290)	$256

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,383	$5	$		$12,398
Currency	0	219	0			219
Credit	0	56	1			57
Currency/Interest Rate	0	562	0			562
Equity	149	365	83			597
Netting(1)					(11,222)	(11,222)

Total derivative assets	$159	$13,585	$89		$(11,222)	$2,611

Derivative liabilities:
Interest Rate	$9	$6,587	$6	$		$6,602
Currency	0	297	0			297
Credit	0	130	0			130
Currency/Interest Rate	0	928	0			928
Equity	0	246	0			246
Netting(1)					(7,854)	(7,854)

Total derivative liabilities	$9	$8,188	$6		$(7,854)	$349

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of the reporting period.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$40	$0	$2	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(15)	0	5	(63)	(1)	8
Asset management fees and other income	0	0	0	0	0	0
Purchases	1	0	0	6	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$26	$0	$7	$26	$0	$7

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(15)	$0	$5	$(63)	$(1)	$8
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$82	$2	$(7)	$127	$0	$(12)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	75	1	0	34	3	5
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(7)	0	0	(11)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$150	$3	$(7)	$150	$3	$(7)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$75	$1	$0	$34	$3	$5
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $0 million and $2 million of net gains being recorded for the three and nine months ended September 30, 2012, respectively on certain commercial mortgage loans. The carrying value of these loans as of September 30, 2012 was $62 million. Similar commercial mortgage loan reserve adjustments of $1 million and $4 million in net gains were recorded for the three and nine months ended September 30, 2011, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $20 million and $4 million were recorded for the three months ended September 30, 2012 and 2011, respectively, and $91 million and $18 million for the nine months ended September 30, 2012 and 2011, respectively, for real estate and property and equipment related investments. These impairments were based primarily on appraised value. All impairments were classified as Level 3 in the valuation hierarchy. Impairments of $1 million and $4 million were recorded for the three months ended September 30, 2012 and 2011, respectively, and $3 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The methodologies utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taking into consideration deal and management fee expenses. Impairments of $5 million and $4 million were recorded for the three months ended

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

September 30, 2012 and 2011 respectively, and $12 million and $8 million for the nine months ended September 30, 2012 and 2011, respectively on mortgage servicing rights. These were based on internal models and classified as Level 3 in the hierarchy.

An impairment of $29 million was recorded for the three and nine months ended September 30, 2012 related to the write-off of an intangible asset related to an acquired business. The method utilized was primarily discounted cash flows based on assumptions and inputs specific to the Company, and are therefore classified as Level 3 in the hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and other liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$(1)	$(1)	$(2)
Other changes in fair value	$0	$1	$0	$4
Other long-term investments:
Changes in fair value	$18	$(16)	$30	$(12)
Liabilities:
Other Liabilities:
Changes in fair value	$2	$0	$(1)	$0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $4 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $9 million and $9 million for the nine months ended September 30, 2012 and 2011, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $248 million and $246 million, respectively, as of September 30, 2012, and $603 million and $598 million, respectively, as of December 31, 2011. As of September 30, 2012, loans that were in nonaccrual status had fair values of $20 million and aggregate contractual principal amounts of $23 million, respectively.

The fair value of other long-term investments was $462 million as of September 30, 2012 and $366 million as of December 31, 2011.

The fair value and aggregate contractual principal amounts of other liabilities, for which the fair value option has been elected, were $394 million and $391 million, respectively, as of September 30, 2012, and $282 million and $294 million, respectively as of December 31, 2011. Interest expense recorded for these liabilities was $2 million and $8 million, respectively, for the three and nine months ended September 30, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2012					December 31, 2011
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$3,144	$1,875	$5,019	$4,720	$5,354	$5,107
Commercial mortgage and other loans	0	798	38,957	39,755	36,574	37,138	34,831
Policy loans	0	0	14,724	14,724	11,701	14,858	11,559
Short-term investments	0	51	0	51	51	356	356
Cash and cash equivalents	3,623	916	0	4,539	4,539	4,822	4,822
Accrued investment income	0	2,870	0	2,870	2,870	2,793	2,793
Other assets	56	1,893	682	2,631	2,631	3,105	3,105

Total assets	$3,679	$9,672	$56,238	$69,589	$63,086	$68,426	$62,573

Liabilities:
Policyholders’ account balances-investment contracts	$0	$41,770	$63,525	$105,295	$102,293	$103,184	$102,245
Securities sold under agreements to repurchase	0	8,033	0	8,033	8,033	6,218	6,218
Cash collateral for loaned securities	0	3,376	0	3,376	3,376	2,973	2,973
Short-term debt	0	3,044	0	3,044	3,013	2,346	2,336
Long-term debt	961	20,838	4,597	26,396	23,845	25,828	24,622
Bank customer liabilities(2)	0	0	0	0	0	1,745	1,730
Other liabilities	0	4,723	914	5,637	5,670	5,876	5,907
Separate account liabilities-investment contracts	0	75,295	20,618	95,913	95,913	89,492	89,492

Total liabilities	$961	$157,079	$89,654	$247,694	$242,143	$237,662	$235,523

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.
(2)	Amount included in “Other liabilities” in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fixed Maturities, Held-to-Maturity

The fair values of public fixed maturity securities are generally based on prices from third-party pricing services, which are reviewed to validate reasonableness. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities, the fair value is based on indicative broker quotes, if available, or determined using a discounted cash flow model or internally-developed values. For private fixed maturities fair value is determined using a discounted cash flow model. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

Short-Term Investments, Cash & Equivalents, Accrued Investment Income and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments which are not securities, are recorded at amortized cost and include quality loans; cash and cash equivalent instruments; accrued investment income; and other assets that meet the definition of financial instruments, including receivables, such as reinsurance recoverables, unsettled trades, accounts receivable and restricted cash.

Policyholders’ Account Balances—Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Liabilities

Other liabilities are primarily payables, such as reinsurance payables, unsettled trades, drafts and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities—Investment Contracts

Only the portion of separate account liabilities related to products that are investments contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees. Therefore, carrying value approximates fair value.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $3,570 million and $2,611 million as of September 30, 2012 and December 31, 2011, respectively, and total derivative liabilities of $256 million and $349 million as of September 30, 2012 and December 31, 2011, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

	September 30, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying/ Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$3,438	$29	$(450)	$5,048	$62	$(468)
Foreign Currency
Foreign Currency Forwards	902	10	(16)	753	6	(4)
Currency/Interest Rate
Foreign Currency Swaps	6,098	214	(417)	4,807	227	(438)

Total Qualifying Hedges	$10,438	$253	$(883)	$10,608	$295	$(910)

Non-Qualifying Hedges:
Interest Rate
Interest Rate Swaps	$132,018	$10,117	$(3,478)	$107,560	$9,357	$(3,084)
Interest Rate Futures	7,402	5	(2)	6,192	10	(9)
Interest Rate Options	538	9	(1)	601	13	(3)
Interest Rate Forwards	810	6	0	2,139	6	0
Synthetic GICs	61,657	10	0	46,844	4	0
Foreign Currency
Foreign Currency Forwards	14,623	99	(179)	16,228	176	(335)
Foreign Currency Options	97	18	0	98	23	0
Currency/Interest Rate
Foreign Currency Swaps	5,181	226	(293)	5,390	224	(399)
Credit
Credit Default Swaps	2,549	22	(99)	3,298	58	(130)
Equity
Equity Futures	7,421	388	0	2,114	149	0
Equity Options	41,434	640	(56)	14,951	415	(66)
Total Return Swaps	5,166	30	(154)	6,797	34	(175)

Total Non-Qualifying Hedges	$278,896	$11,570	$(4,262)	$212,212	$10,469	$(4,201)

Total Derivatives(1)	$289,334	$11,823	$(5,145)	$222,820	$10,764	$(5,111)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,742 million as of September 30, 2012 and a net liability of $3,131 million as of December 31, 2011, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	Three Months Ended September 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$6	$(23)	$0	$1	$5	$0
Currency	0	(1)	0	0	0	0

Total fair value hedges	6	(24)	0	1	5	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	2
Currency/Interest Rate	0	(1)	(3)	0	0	(119)

Total cash flow hedges	0	(1)	(3)	(5)	0	(117)

Net investment hedges
Currency(2)	0	0	0	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	(10)

Total net investment hedges	0	0	0	0	0	(16)

Non-qualifying hedges
Interest Rate	86	0	0	0	0	0
Currency	(119)	0	0	0	0	0
Currency/Interest Rate	(19)	0	0	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(983)	0	0	0	0	0
Embedded Derivatives	(418)	0	0	0	0	0

Total non-qualifying hedges	(1,461)	0	0	0	0	0

Total	$(1,455)	(25)	$(3)	$(4)	$5	$(133)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(6)	$(71)	$0	$4	$26	$0
Currency	2	(3)	0	0	0	0

Total fair value hedges	(4)	(74)	0	4	26	0

Cash flow hedges
Interest Rate	0	0	0	(14)	0	8
Currency/Interest Rate	0	(4)	(5)	0	0	(47)

Total cash flow hedges	0	(4)	(5)	(14)	0	(39)

Net investment hedges
Currency(2)	0	0	0	0	0	(8)
Currency/Interest Rate	0	0	0	0	0	78

Total net investment hedges	0	0	0	0	0	70

Non-qualifying hedges
Interest Rate	1,303	0	0	0	0	0
Currency	(46)	0	0	0	0	0
Currency/Interest Rate	97	0	1	0	0	0
Credit	(36)	0	0	0	0	0
Equity	(1,983)	0	0	0	0	0
Embedded Derivatives	(241)	0	0	0	0	0

Total non-qualifying hedges	(906)	0	1	0	0	0

Total	$(910)	$(78)	$(4)	$(10)	$26	$31

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(115)	$(28)	$0	$3	$14	$0
Currency	47	(1)	0	0	0	0

Total fair value hedges	(68)	(29)	0	3	14	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	(15)
Currency/Interest Rate	0	(4)	22	0	0	272

Total cash flow hedges	0	(4)	22	(5)	0	257

Net investment hedges
Currency(2)	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	(30)

Total net investment hedges	0	0	0	0	0	(27)

Non-qualifying hedges
Interest Rate	4,213	0	0	0	0	0
Currency	292	0	0	0	0	0
Currency/Interest Rate	73	0	0	0	0	0
Credit	9	0	0	0	0	0
Equity	1,329	0	0	0	0	0
Embedded Derivatives	(3,360)	0	0	0	0	0

Total non-qualifying hedges	2,556	0	0	0	0	0

Total	$2,488	$(33)	$22	$(2)	$14	$230

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Qualifying Hedges
Fair value hedges
Interest Rate	$(119)	$(87)	$0	$7	$44	$0
Currency	15	(4)	0	0	0	0

Total fair value hedges	(104)	(91)	0	7	44	0

Cash flow hedges
Interest Rate	0	0	0	(15)	(1)	(9)
Currency/Interest Rate	0	(10)	23	0	0	168

Total cash flow hedges	0	(10)	23	(15)	(1)	159

Net investment hedges
Currency(2)	(9)	0	0	0	0	(4)
Currency/Interest Rate	0	0	0	0	0	(4)

Total net investment hedges	(9)	0	0	0	0	(8)

Non-qualifying hedges
Interest Rate	4,615	0	0	0	0	0
Currency	128	0	0	0	0	0
Currency/Interest Rate	24	0	0	0	0	0
Credit	(29)	0	0	0	0	0
Equity	848	0	0	0	0	0
Embedded Derivatives	(2,865)	0	0	0	0	0

Total non-qualifying hedges	2,721	0	0	0	0	0

Total	$2,608	$(101)	$23	$(8)	$43	$151

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three and nine months ended September 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2011	$(86)
Net deferred gains/(losses) on cash flow hedges from January 1 to September 30, 2012	(62)
Amount reclassified into current period earnings	23

Balance, September 30, 2012	$(125)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using September 30, 2012 values, it is anticipated that a pre-tax loss of approximately $22 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2013, offset by amounts pertaining to the hedged items. As of September 30, 2012, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $(31) million and $(102) million as of September 30, 2012 and December 31, 2011.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of September 30, 2012 and December 31, 2011. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives generally have maturities of less than 5 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

NAIC Designation	September 30, 2012		December 31, 2011
	Single Name		Single Name
	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$295	$1	$795	$3
2	25	0	25	0

Subtotal	320	1	820	3
3	0	0	0	0
4	0	0	0	0
5	0	0	0	0
6	0	0	0	0

Subtotal	0	0	0	0

Total	$320	$1	$820	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

Industry	September 30, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$120	$1	$120	$1
Capital Goods	90	0	90	1
Basic Industry	40	0	40	0
Transportation	25	0	25	0
Consumer Cyclical	20	0	20	0
Energy	20	0	20	0
Communication	5	0	5	0
Finance	0	0	500	1

Total Credit Derivatives	$320	$1	$820	$3

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of September 30, 2012 and December 31, 2011 was a liability of $46 million and $77 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $312 million and $664 million at September 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2012 and December 31, 2011, the Company had $1.729 billion and $1.978 billion of outstanding notional amounts, respectively, reported at fair value as a liability of $32 million and an asset of $2 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes.” The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives were gains of $0 million and $63 million for the three and nine months ended September 30, 2011.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $133 million as of September 30, 2012. In the normal course of business the Company has posted collateral related to these instruments of $123 million as of September 30, 2012. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2012, the Company estimates that it would be required to post a maximum of $10 million of additional collateral to its counterparties.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

As of September 30, 2012
(in millions)
Total outstanding mortgage loan commitments	$2,123
Portion of commitment where prearrangement to sell to investor exists	$1,199

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

As of September 30, 2012
(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,731
Expected to be funded from separate accounts	$976
Portion of separate account commitments with recourse to Prudential Insurance	$125

(1)	Includes a remaining commitment of $212 million related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Transitional Financing Facilities Issued in Connection with Sale of PRERS

As of September 30, 2012
(in millions)
Total remaining available credit lines	$92

In connection with the sale of the real estate brokerage franchise and relocation business, the Company agreed to provide the buyer with transitional financing for the transferred relocation services business. The Company originally provided three credit facilities: two six month facilities that were repaid and expired on June 6, 2012 and a three year facility that was repaid and terminated on October 26, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Investee Debt

As of September 30, 2012
(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,439
Amount of above guarantee that is limited to separate account assets	$2,372
Accrued liability associated with guarantee	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next thirteen years. At September 30, 2012, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

As of September 30, 2012
(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,850
Fair value of related collateral associated with above indemnifications	$16,303
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Global Commodities Business

As of September 30, 2012
(in millions)
Exposure under the guarantees	$4
Accrued liability associated with guarantees	$0

In conjunction with the sale of the Global Commodities Business, the Company entered into a guarantees transition and collateral agreement with Jefferies, pursuant to which the Company agreed to keep these guarantees outstanding until January 2013, including with respect to business conducted by the transferred entities with beneficiaries of these guarantees subsequent to the closing date. Jefferies has agreed to indemnify the Company for any amounts payable under the guarantees and, under certain conditions, provide collateral for such obligation. As of September 30, 2012, no collateral has been provided by Jefferies.

Guarantees of Asset Values

As of September 30, 2012
(in millions)
Guaranteed value of third parties assets	$60,738
Fair value of collateral supporting these assets	$63,981
Asset associated with guarantee, carried at fair value	$9

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

As of September 30, 2012
(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$148
Fair value of properties and associated tax credits that secure the guarantee	$172
Accrued liability associated with guarantee	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

As of September 30, 2012
(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,086
First-loss exposure portion of above	$350
Accrued liability associated with guarantees	$19

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,066 million of mortgages subject to these loss-sharing arrangements as of September 30, 2012, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2012, these mortgages had an average debt service coverage ratio of 1.75 times and an average loan-to-value ratio of 63%. The Company’s total share of losses related to indemnifications that were settled was $2 million and $1 million, for the nine months ended September 30, 2012 and 2011, respectively.

Contingent Consideration

As of September 30, 2012
(in millions)
Maximum potential contingent consideration associated with acquisitions	$52

In connection with the Company’s initial investment in an operating joint venture, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment of defined operating objectives. The arrangement will be resolved over the following nine months. Any payment would result in an increase to the Company’s investment in the operating joint venture. The Company considers the likelihood that the defined operating objectives will be met to be remote.

Other Guarantees

As of September 30, 2012
(in millions)
Other guarantees where amount can be determined	$438
Accrued liability for other guarantees and indemnifications	$9

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $299 million of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2012, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

approximately $250 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Life and Group Insurance

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount.

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint. In September 2012, the complaint was withdrawn without prejudice. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint.

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

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed their summary judgment motions.

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. That motion is pending decision by the court. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiffs’ claims.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. The remaining plaintiffs continue to pursue their individual lawsuits, and have filed offers of judgment totaling approximately $90 million. In June 2012, the court granted summary judgment against an additional plaintiff reducing to 39 the number of plaintiffs asserting claims against the Company.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Matters

In October 2012, a shareholder derivative lawsuit, Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et. al., was filed in the United States District Court for the District of New Jersey, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment by certain senior officers and directors. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, the Company’s Board of Directors and a former Director. The complaint alleges that the defendants made false and misleading statements regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above.

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain Company Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In April 2012, the Company filed two actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al. and The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. Both matters seek to recover damages attributable to Company and affiliate entities’ and funds’ investments in residential mortgage-backed securities (“RMBS”). Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Uniform Securities Act and breaches of the New Jersey Civil RICO statute. The complaints seek unspecified damages. In August 2012, the Company filed four additional actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al., The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al,, The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al. and The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al. upon the same grounds and seeking the same damages, as articulated above.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2012 and December 31, 2011 (in millions)

	September 30, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$226,015	$47,366	$273,381	$208,132	$46,516	$254,648
Fixed maturities, held-to-maturity, at amortized cost	4,720	0	4,720	5,107	0	5,107
Trading account assets supporting insurance liabilities, at fair value	20,132	0	20,132	19,481	0	19,481
Other trading account assets, at fair value	5,610	264	5,874	5,228	317	5,545
Equity securities, available-for-sale, at fair value	4,821	3,171	7,992	4,413	3,122	7,535
Commercial mortgage and other loans	27,057	9,765	36,822	26,391	9,040	35,431
Policy loans	6,551	5,150	11,701	6,263	5,296	11,559
Other long-term investments	6,133	2,022	8,155	5,830	1,990	7,820
Short-term investments	7,825	1,470	9,295	8,593	528	9,121

Total investments	308,864	69,208	378,072	289,438	66,809	356,247
Cash and cash equivalents	13,102	804	13,906	13,201	1,050	14,251
Accrued investment income	2,230	640	2,870	2,177	616	2,793
Deferred policy acquisition costs	13,250	416	13,666	12,056	461	12,517
Other assets	15,353	321	15,674	15,748	308	16,056
Separate account assets	247,510	0	247,510	218,380	0	218,380

TOTAL ASSETS	$600,309	$71,389	$671,698	$551,000	$69,244	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$132,209	$50,953	$183,162	$119,248	$51,423	$170,671
Policyholders’ account balances	130,227	5,442	135,669	129,074	5,484	134,558
Policyholders’ dividends	252	7,310	7,562	286	5,511	5,797
Securities sold under agreements to repurchase	4,662	3,371	8,033	3,118	3,100	6,218
Cash collateral for loaned securities	2,442	934	3,376	2,254	719	2,973
Income taxes	9,318	(422)	8,896	6,993	(435)	6,558
Short-term debt	3,013	0	3,013	2,336	0	2,336
Long-term debt	22,095	1,750	23,845	22,872	1,750	24,622
Other liabilities	10,759	507	11,266	13,034	256	13,290
Separate account liabilities	247,510	0	247,510	218,380	0	218,380

Total liabilities	562,487	69,845	632,332	517,595	67,808	585,403

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income	9,416	234	9,650	5,250	168	5,418
Other attributed equity	27,715	1,310	29,025	27,567	1,268	28,835

Total attributed equity	37,131	1,544	38,675	32,817	1,436	34,253

Noncontrolling interests	691	0	691	588	0	588

Total equity	37,822	1,544	39,366	33,405	1,436	34,841

TOTAL LIABILITIES AND EQUITY	$600,309	$71,389	$671,698	$551,000	$69,244	$620,244

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2012 and 2011 (in millions)

	Three Months Ended September 30,
	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$8,382	$645	$9,027	$5,417	$667	$6,084
Policy charges and fee income	1,224	0	1,224	958	0	958
Net investment income	2,665	768	3,433	2,543	790	3,333
Asset management fees and other income	888	17	905	2,030	(2)	2,028
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(267)	(159)	(426)	(275)	(127)	(402)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	185	146	331	174	112	286
Other realized investment gains (losses), net	(1,437)	87	(1,350)	2,389	255	2,644

Total realized investment gains (losses), net	(1,519)	74	(1,445)	2,288	240	2,528

Total revenues	11,640	1,504	13,144	13,236	1,695	14,931

BENEFITS AND EXPENSES
Policyholders’ benefits	8,800	776	9,576	5,380	828	6,208
Interest credited to policyholders’ account balances	1,023	34	1,057	1,428	35	1,463
Dividends to policyholders	39	478	517	40	639	679
Amortization of deferred policy acquisition costs	173	9	182	1,501	9	1,510
General and administrative expenses	2,641	138	2,779	2,527	138	2,665

Total benefits and expenses	12,676	1,435	14,111	10,876	1,649	12,525

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,036)	69	(967)	2,360	46	2,406

Income tax expense (benefit)	(356)	25	(331)	846	14	860

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(680)	44	(636)	1,514	32	1,546
Equity in earnings of operating joint ventures, net of taxes	45	0	45	67	0	67

INCOME (LOSS) FROM CONTINUING OPERATIONS	(635)	44	(591)	1,581	32	1,613
Income (loss) from discontinued operations, net of taxes	(1)	(1)	(2)	(9)	0	(9)

NET INCOME (LOSS)	(636)	43	(593)	1,572	32	1,604
Less: Income attributable to noncontrolling interests	25	0	25	10	0	10

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(661)	$43	$(618)	$1,562	$32	$1,594

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2012 and 2011 (in millions)

	Nine Months Ended September 30,
	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$21,297	$2,059	$23,356	$15,735	$2,129	$17,864
Policy charges and fee income	3,335	0	3,335	2,911	0	2,911
Net investment income	7,757	2,354	10,111	7,376	2,402	9,778
Asset management fees and other income	3,141	26	3,167	3,816	30	3,846
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(799)	(546)	(1,345)	(1,004)	(602)	(1,606)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	561	484	1,045	695	538	1,233
Other realized investment gains (losses), net	(1,046)	280	(766)	2,770	549	3,319

Total realized investment gains (losses), net	(1,284)	218	(1,066)	2,461	485	2,946

Total revenues	34,246	4,657	38,903	32,299	5,046	37,345

BENEFITS AND EXPENSES
Policyholders’ benefits	20,881	2,565	23,446	15,119	2,557	17,676
Interest credited to policyholders’ account balances	3,167	103	3,270	3,373	104	3,477
Dividends to policyholders	109	1,454	1,563	113	1,848	1,961
Amortization of deferred policy acquisition	1,165	29	1,194	2,347	28	2,375
General and administrative expenses	7,855	409	8,264	7,320	418	7,738

Total benefits and expenses	33,177	4,560	37,737	28,272	4,955	33,227

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,069	97	1,166	4,027	91	4,118

Income tax expense	536	36	572	1,285	27	1,312

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	533	61	594	2,742	64	2,806
Equity in earnings of operating joint ventures, net of taxes	58	0	58	181	0	181

INCOME FROM CONTINUING OPERATIONS	591	61	652	2,923	64	2,987
Income (Loss) from discontinued operations, net of taxes	14	(2)	12	21	0	21

NET INCOME	605	59	664	2,944	64	3,008
Less: Income attributable to noncontrolling interests	51	0	51	64	0	64

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$554	$59	$613	$2,880	$64	$2,944

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.005 trillion of assets under management as of September 30, 2012, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Effective January 1, 2012, the Company adopted the amended authoritative guidance issued by the FASB to address which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company has applied the retrospective method of adoption. Accordingly, all financial information presented has been revised to reflect the retrospective adoption of the amended guidance. For further information, see “—Accounting Policies and Pronouncements—Adoption of New Accounting Pronouncements.”

On June 1, 2012, we announced the signing of an agreement with General Motors Co., pursuant to which we would assume certain of its pension benefit obligations to U.S. salaried retiree plan participants and beneficiaries that are covered by the agreement. At closing on November 1, 2012, we issued a group annuity contract to the General Motors Salaried Pension Trust, and assumed responsibility for providing specified benefits to certain participants. In addition, on October 17, 2012, we signed an agreement with Verizon Communications Inc., pursuant to which we will assume certain of its pension benefit obligations to U.S. salaried retiree plan participants and beneficiaries that are covered by the agreement. Upon fulfillment of certain conditions and closing, which are expected to occur in December 2012, we will issue a group annuity contract to the Verizon Management Pension Plan, and will assume responsibility for making payments to participants who retired and started receiving pension benefits before January 1, 2010. These pension risk transfer transactions significantly expand the size of our existing payout annuity business.

On June 12, 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. As of September 30, 2012, 2.7 million shares of our Common Stock were repurchased under this authorization for a total cost of $150 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The Company exhausted all of the $1.5 billion share repurchase authorization established in June 2011.

In July 2012, we announced our decision to cease sales of group long-term care insurance reflecting the challenging economics of the long-term care market including the continued low interest rate environment as well as our desire to focus our resources on our core group life and disability businesses. We discontinued sales of group long-term care products effective August 1, 2012, or a later date as may be required by specific state law. We notified our clients of our intent to continue to accept enrollments on existing group long-term care contracts through June 30, 2013 or later as required by contractual provisions. In March 2012, we also discontinued sales of our individual long-term care products. As a result of our decision to wind down this business, we have reflected the results of the long-term care insurance business, previously reported within the Group Insurance segment, as a divested business for all periods presented.

On September 27, 2012, we announced that Prudential Insurance agreed to acquire The Hartford’s Individual Life Insurance Business through a reinsurance transaction. Under the terms of the agreement, we will pay $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $135 billion. We expect to close the transaction in early 2013, subject to regulatory approvals and customary closing conditions.

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The Company is entitled, under the applicable regulations, to contest such consideration. We intend to continue our discussions with regulators about the differences between banks and insurance companies as they consider which companies should be designated. Nevertheless, the Council may determine to issue to Prudential Financial a written notice of determination that it is a Covered Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council. The prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. See “Business—Regulation” and “Risk Factors” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

Prudential Bank & Trust, FSB has limited its operations to trust services. On October 31, 2012, the Board of Governors of the Federal Reserve System approved Prudential Financial’s application to deregister as a savings and loan holding company, effective as of that date.

On November 7, 2012, Prudential Financial declared an annual dividend for 2012 of $1.60 per share of Common Stock, reflecting an increase of approximately 10% from the 2011 Common Stock dividend. The Company also announced that it will move to a quarterly Common Stock dividend schedule beginning in the first quarter of 2013.

Impact of Low Interest Rate Environment

The low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than the overall portfolio income yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s decision to keep interest rates low through at least 2014, our portfolio income yields are expected to continue to decline in future periods.

Within our domestic Financial Services Businesses, financial results of business with long-duration contracts with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions are most impacted by a prolonged low interest rate environment. Also impacted are financial results of business with long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as group annuities, structured settlements and term insurance.

For the domestic Financial Services Businesses’ general account, we expect approximately 10% of the fixed maturity securities and commercial mortgage loans to mature annually through 2014. The domestic Financial Services Businesses’ general account has approximately $123 billion of such assets (based on net carrying value) as of September 30, 2012. As these assets mature, the current average portfolio income yield for fixed maturities and commercial mortgage loans of approximately 5% is expected to decline due to reinvesting in a lower interest rate environment.

Our disciplined approach in our asset-liability management, which includes our duration management and crediting rate strategies, has helped mitigate the unfavorable impact that the current interest rate environment has on our net interest margins for our domestic Financial Services Businesses. Our interest rate exposure is also mitigated by our business mix, as we have relatively limited exposure to lines of business in which net interest margin plays a more prominent role in product profitability. These lines of business include long-term care, fixed annuities and universal life, which represents a limited portion of our individual life business in force. In addition, within our Retirement business, a substantial portion of our stable value account values have very low crediting rate floors.

Our Japanese insurance operations have experienced a prolonged low interest rate environment for many years. These operations issue recurring payment and single premium products that are denominated in both Japanese yen and U.S. dollars, as well as fixed annuity products that are denominated in U.S. dollars. For the Japanese yen-denominated products, the exposure to decreased interest rates is limited as our Japanese insurance operations have considered the prolonged low interest rate environment in product pricing, and a rigorous asset-liability management program, which includes our duration management and crediting rate strategies, further limits our exposure. For the U.S. dollar-denominated recurring payment products, our exposure to low interest rates in the U.S. is also limited by our asset-liability management program. For the U.S. dollar-denominated single premium and fixed annuity products, the risk of reduced interest rates is limited, as new fixed annuity contracts are re-priced frequently and pricing for other products is reviewed and updated regularly to reflect current market interest rates.

Performance Highlights

Net loss of our Financial Services Businesses attributable to Prudential Financial, Inc. for the three months ended September 30, 2012 was $661 million, compared to net income of $1,562 million for the three months ended September 30, 2011. Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for nine months ended September 30, 2012 and 2011 was $554 million and $2,880 million, respectively.

Pre-tax adjusted operating income for the Financial Services Businesses for the three and nine months ended September 30, 2012 was $982 million and $2,808 million, respectively, compared to $509 million and $2,642 million for the three and nine months ended September 30, 2011, respectively. See below under “Results of Operations” for a discussion of adjusted operating income.

Our financial condition and results of operations as of and for the three and nine months ended September 30, 2012 and 2011 reflect the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Individual Annuities:
Gross sales	$5,926	$4,487	$16,243	$15,871
Net flows	3,961	2,479	10,181	9,194
Account values (at end of period)			132,705	106,689

Retirement:
Full Service:
Gross deposits and sales	$3,478	$3,966	$12,487	$12,942
Net additions (withdrawals)	(585)	(160)	(2,350)	(325)
Account values (at end of period)			146,934	134,198

Institutional Investment Products:
Gross sales	$2,957	$5,571	$15,813	$16,948
Net additions (withdrawals)	1,418	4,070	9,904	12,882
Account values (at end of period)			104,646	80,513

Asset Management:
Gross additions(1)	$19,200	$16,800	$61,700	$51,100
Net flows(1)	5,100	2,600	17,500	15,300
Assets under management (at end of period)			670,200	599,400

International Insurance:
Annualized new business premiums(2)	$900	$810	$2,846	$2,241

Individual Life:
Annualized new business premiums	$98	$70	$268	$203

Group Insurance:
Annualized new business premiums	$46	$40	$381	$566

(1)	Includes third party institutional and retail activity. Excludes money market activity.
(2)	On a constant exchange rate basis.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2012 and 2011 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures. Results for the nine months ended September 30, 2012 reflect the impact of two adjustments related to prior periods. For further information, see Note 1 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$207	$(192)	$735	$289
Retirement	110	111	413	454
Asset Management	187	123	356	504

Total U.S. Retirement Solutions and Investment Management Division	504	42	1,504	1,247

Individual Life	112	111	285	344
Group Insurance	35	45	28	121

Total U.S. Individual Life and Group Insurance Division	147	156	313	465

International Insurance	783	660	2,070	1,788

Total International Insurance Division	783	660	2,070	1,788

Corporate and Other	(452)	(349)	(1,079)	(858)

Adjusted operating income before income taxes for the Financial Services Businesses	982	509	2,808	2,642
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(1,951)	3,385	(1,609)	3,175
Charges related to realized investment gains (losses), net	648	(1,568)	498	(1,732)
Investment gains on trading account assets supporting insurance liabilities, net	264	10	502	170
Change in experience-rated contractholder liabilities due to asset value changes	(254)	68	(446)	(76)
Divested businesses	(685)	43	(657)	49
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(40)	(87)	(27)	(201)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,036)	2,360	1,069	4,027
Income (loss) from continuing operations before income taxes for Closed Block Business	69	46	97	91

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(967)	$2,406	$1,166	$4,118

Results for the three and nine months ended September 30, 2012 presented above reflect the following:

•

Individual Annuities segment results for the third quarter and first nine months of 2012 increased in comparison to the prior year periods, primarily reflecting a favorable comparative impact from adjustments to the estimated profitability of the business. These adjustments were driven by the net impacts of market performance, and annual reviews and updates of economic and actuarial assumptions and other refinements. Excluding these items, the increases reflect higher asset-based fee income, primarily due to higher average variable annuity account values, net of an increased level of distribution and amortization costs, partially offset by higher general and administrative expenses, net of capitalization.

•

Retirement segment results for the third quarter and first nine months of 2012 decreased in comparison to the prior year periods. The decrease in both periods includes the impact of a charge in the third quarter of 2012 resulting from the write off of an intangible asset related to an acquired business, partially offset by favorable comparative impacts from adjustments to the amortization of deferred policy acquisition costs and the value of business acquired. These adjustments were primarily driven by the impacts on the estimated profitability of the business based on an annual review and update of economic and actuarial assumptions. The decrease for the first nine months of 2012 also reflects costs incurred related to the divestiture of bank deposits previously held by Prudential Bank & Trust, FSB as a result of our decision to limit its operations to trust services. Excluding these items, results for the third quarter of 2012 increased in comparison to the prior year period, and results for the first nine months of 2012 decreased in comparison to the prior year period. The increase for the third quarter of 2012 compared to the prior year period primarily reflects higher net investment spread results and higher asset-based fee income, partially offset by an unfavorable comparative reserve impact from case experience. The decrease for the first nine months of 2012 compared to the prior year period primarily reflects lower net investment spread results and an unfavorable comparative reserve impact from case experience, partially offset by higher asset-based fee income and lower general and administrative expenses, net of capitalization.

•

Asset Management segment results for the third quarter of 2012 increased in comparison to the third quarter of 2011 primarily from a greater contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities. Current quarter results also benefited from higher asset management fees reflecting growth in assets under management, net of expenses. Asset Management segment results decreased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to a lower contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities, which reflected a charge in the current year for an impairment of a real estate-related investment, compared to a gain in the prior year on the partial sale of a real estate seed investment. The lower contribution from these activities, as well as higher expenses in the current year offset the benefit from higher asset management fees.

•

Individual Life segment results for the third quarter of 2012 were relatively unchanged from the third quarter of 2011, and results for the first nine months of 2012 decreased in comparison to the first nine months of 2011. Results for both periods reflect unfavorable comparative impacts from adjustments to the amortization of deferred policy acquisition costs and unearned revenue reserves and to the reserves for the guaranteed minimum death benefit feature in certain contracts. These adjustments were primarily driven by the impact of certain changes in our estimated profitability of the business related to our annual review and update of economic and actuarial assumptions. Excluding these items, results for the third quarter of 2012 increased from the third quarter of 2011, driven by improved mortality experience, and results decreased for the nine month comparative period primarily reflecting more unfavorable mortality experience. Both the three month and nine month periods benefited from favorable equity markets on separate account fund performance.

•

Group Insurance segment results decreased in both the third quarter and first nine month of 2012 compared to prior year periods. Results for both periods reflect unfavorable comparative variances from reserve refinements, including the impact of annual actuarial assumption updates. Excluding these items, results for the third quarter of 2012 increased from the third quarter of 2011 driven by improved investment income, partly offset by less favorable group life claims experience, while results decreased for the first nine months of 2012 compared to the prior year period reflecting less favorable group disability and group life underwriting results and higher expenses, including an unfavorable comparative impact for updates to premium tax estimates.

•

International Insurance segment results for the third quarter of 2012 improved from the third quarter of 2011. Results from the segment’s Life Planner operations improved in the current period, primarily reflecting business growth, the favorable impact from our annual review and update of assumptions used in estimating the profitability of our business and a net favorable impact from foreign currency exchange rates including the impact of the Company’s currency hedging programs. Results from the segment’s Gibraltar Life and Other operations also improved in the current year quarter primarily driven by business growth, greater cost savings from business integration synergies associated with the acquisition of the Star and Edison businesses, and a net favorable impact from foreign currency exchange rates. Offsetting these items was a greater benefit in the year-ago quarter than the current quarter from partial sales of our indirect interest in China Pacific Group. International Insurance segment results increased in the first nine months of 2012 in comparison to the prior year period. Results from the segment’s Life Planner operations reflect the impact of continued business growth, the favorable impact from our annual review and update of assumptions used in estimating the profitability of our business and a net favorable impact from foreign currency exchange rates. Improved results from the segment’s Gibraltar Life and Other operations reflect business growth, greater cost savings from business integration synergies, and the absence of claims and expenses associated with the 2011 earthquake in Japan. Offsetting these favorable items was a greater benefit in the year-ago period than the 2012 period from partial sales of our indirect investment in China Pacific Group.

•

Corporate and Other operations resulted in an increased loss both for the third quarter of 2012 and the first nine months of 2012 compared to prior year periods reflecting higher levels of expenses in other corporate activities, greater interest expense, net of investment income, driven mainly by higher levels of capital debt and a lower contribution from income from our qualified pension plan.

•

Income from continuing operations before income taxes in the Closed Block Business for the third quarter and first nine months of 2012 increased in comparison to the prior year periods. The increase in the third quarter of 2012, compared to the third quarter of 2011 primarily reflects a benefit from a lower increase in the cumulative policyholder dividend obligation expense, as well as a lower increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, partially offset by a decrease in net realized investment gains. The increase in the first nine months of 2012, compared to the first nine months of 2011 also reflects a benefit from a lower increase in the cumulative policyholder dividend obligation expense, partially offset by a decrease in net realized investment gains and an increase in the change in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of the variable annuity contracts of our Individual Annuities segment. In 2011, we included the difference between the change in the fair value of hedge positions and the change in the value of the hedge target liability, excluding the unhedged portion, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including these impacts in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. The current period impact of resetting the amortization rates for this item is discussed within “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Net impact of optional living benefit guarantees and related hedge positions.” For a discussion of the unhedged portion, which represents the impact of temporarily hedging to an amount that differs from our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions, see “—Corporate & Other.”

Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in estimating gross profits for future periods. The near-term future rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the actual historical economic returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return.

As of September 30, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 8.5%. As of September 30, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk free return plus a credit spread and consider the duration and credit profile of the respective bond funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.4%.

As of September 30, 2012, our variable life insurance business utilizes blended rates of return, which are based on a long-term expected distribution of funds between equity and fixed income funds. Assumptions for this business reflect a long-term blended expected rate of return of 6.5%, which includes an 8.1% long-term equity expected rate of return and a 4.5% fixed income expected rate of return. The 4.5% fixed income expected rate of return is a levelized rate, which blends current rates and long-term expected returns. Assumptions also reflect a near-term mean reversion blended rate of return of 5.8%. As of September 30, 2012, all contract groups within our variable life insurance business utilize these rates, as the near-term equity rate of return was less than our 13% maximum.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

Additional information on our policies for our critical accounting estimates listed above may be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption. Accordingly, prior period financial information has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in deferred policy acquisition costs by $4.1 billion for the Financial Services Businesses and by $0.2 billion for the Closed Block Business, an increase in policy reserves for certain limited pay contracts by $0.2 billion for the Financial Services Businesses, and a reduction in total equity by $2.8 billion for the Financial Services Businesses and by $0.2 billion for the Closed Block Business. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three and nine months ended September 30, 2011 was an increase of $68 million and a decrease of $105 million for the Financial Services Businesses, respectively, and an increase of $4 million and $13 million for the Closed Block Business, respectively. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Financial Services Businesses:
Revenues	$11,640	$13,236	$34,246	$32,299
Benefits and expenses	12,676	10,876	33,177	28,272

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,036)	2,360	1,069	4,027
Income tax expense (benefit)	(356)	846	536	1,285

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(680)	1,514	533	2,742
Equity in earnings of operating joint ventures, net of taxes	45	67	58	181

Income (loss) from continuing operations for Financial Services Businesses	(635)	1,581	591	2,923
Income (loss) from discontinued operations, net of taxes	(1)	(9)	14	21

Net income (loss)—Financial Services Businesses	(636)	1,572	605	2,944
Less: Income attributable to noncontrolling interests	25	10	51	64

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$(661)	$1,562	$554	$2,880

Closed Block Business:
Revenues	$1,504	$1,695	$4,657	$5,046
Benefits and expenses	1,435	1,649	4,560	4,955

Income from continuing operations before income taxes for Closed Block Business	69	46	97	91
Income tax expense	25	14	36	27

Income from continuing operations for Closed Block Business	44	32	61	64
Income (loss) from discontinued operations, net of taxes	(1)	0	(2)	0

Net income—Closed Block Business	43	32	59	64
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$43	$32	$59	$64

Consolidated:
Net income (loss) attributable to Prudential Financial, Inc.	$(618)	$1,594	$613	$2,944

Results of Operations—Financial Services Businesses

2012 to 2011 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $2,216 million, from income of $1,581 million in the third quarter of 2011 to a loss of $635 million in the third quarter of 2012. Results for the third quarter of 2012 compared to the third quarter of 2011 reflect the following:

•

Lower net pre-tax earnings of $1,663 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the weakening of the yen against the Australian dollar in the third quarter of 2012 compared to a strengthening of the Japanese yen against the Australian and U.S. dollar in the prior year period;

•

$806 million lower net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities as described below, primarily reflecting lower gains from changes in the market value of derivatives used to manage duration in our general account investment portfolios as a result of changes in interest rates. Also contributing to the decline is the comparative impact of losses in the third quarter of 2012 compared to gains in the year-ago quarter resulting from changes in the market value of currency derivatives due to foreign currency exchange rate movements;

•

A $721 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs as well as market value changes associated with derivatives under our capital hedge program; and

•

A $693 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for our long-term care products, reflecting updates to the estimated profitability of the business, driven by reductions to our long-term interest rate assumptions and updates to our morbidity assumptions, partially offset by expected future premium increases.

Partially offsetting these decreases in income from continuing operations were the following items:

•	A $1,202 decrease in income tax expense primarily reflecting the decline in pre-tax income from continuing operations; and

•

A $373 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance and the impact of an annual review and update of assumptions.

2012 to 2011 Nine Month Comparison. Income from continuing operations for the Financial Services Businesses decreased $2,332 million, from $2,923 million in the first nine months of 2011 to $591 million in the first nine months of 2012. Results for the first nine months of 2012 compared to the first nine months of 2011 reflect the following:

•

Lower net pre-tax earnings of $1,316 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which we economically hedge the foreign currency exposure, driven by the weakening of the Japanese yen;

•

A $885 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs as well as market value changes associated with derivatives under our capital hedge program;

•

A $693 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for our long-term care products, reflecting updates to the estimated profitability of the business, driven by reductions to our long-term interest rate assumptions and updates to our morbidity assumptions, partially offset by expected future premium increases;

•

Lower net pre-tax realized gains (losses) of $575 million, excluding the impact of the hedging program associated with certain variable annuities as described above, primarily reflecting lower gains from changes in the market value of derivatives used to manage duration in our general account investment portfolios as a result of changes in interest rates. Also contributing to the decline is the comparative impact of changes in the market value of currency derivatives due to foreign currency exchange rate movements; and

•

The comparative impact of a $237 million pre-tax benefit in 2011 compared to a pre-tax benefit of $60 million in 2012 reflecting partial sales of our indirect interest in China Pacific Insurance Group.

Partially offsetting these decreases in income from continuing operations were the following items:

•

A decrease in income tax expense of $749 million reflecting the decrease in pre-tax income from continuing operations, partly offset by the comparative impact of a $343 million tax expense in 2012 compared to a $240 million expense in 2011 relating to realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses;

•

A $422 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance and the impact of an annual review and update of assumptions; and

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, primarily reflecting business growth, as well as the impact of currency fluctuations, in our International Insurance operations.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$1,018	$905	$2,944	$2,736
Benefits and expenses	811	1,097	2,209	2,447

Adjusted operating income	207	(192)	735	289
Realized investment gains (losses), net, and related adjustments(1)	(1,491)	3,084	(1,101)	3,387
Related charges(2)	682	(1,609)	550	(1,774)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(602)	$1,283	$184	$1,902

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments, which include the net impact of optional living benefit guarantees and related hedge positions, as described below. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude charges which represent payments related to the market value adjustment features of certain of our annuity products. Benefits and expenses exclude charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income, as reported in the table above, includes the impact of certain changes in our estimated profitability of the business on the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products and on the amortization of deferred acquisition costs (“DAC”) and other costs. These items drove a $373 million comparative increase in adjusted operating income, and are discussed in more detail below. Excluding these items, adjusted operating income increased $26 million. This increase was driven by higher asset-based fees due to growth in average variable annuity account values, net of an increased level of distribution and amortization costs. This increase was partially offset by higher general and administrative expenses, net of capitalization, reflecting increased costs to support business expansion. See “—Account Values” below for a further discussion of our account values and sales.

As noted above, adjusted operating income includes a $373 million comparative increase from the impact of certain changes in our estimated profitability of the business. The following table shows the impact of adjustments for market performance, current quarter experience and the annual review and update of assumptions performed in the third quarter, for the periods indicated.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly adjustments for market performance and current quarter experience	$27	$31	$58	$(139)	$(306)	$(445)
Annual review / assumption updates	221	(327)	(106)	(41)	65	24

Total adjustments for changes in the estimated profitability of the business	$248	$(296)	$(48)	$(180)	$(241)	$(421)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.

The $58 million of net benefits and $445 million of net charges in the third quarter of 2012 and 2011, respectively, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and other costs and the reserves for the GMDB and GMIB features of our variable annuity contracts, and actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items. The $106 million net charge and $24 million net benefit in the third quarter of 2012 and 2011, respectively, relate to our annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $106 million net charge in the third quarter of 2012 was driven by the impacts of updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. The $24 million net benefit in the third quarter of 2011 was also driven by the impacts of updates to both economic and actuarial assumptions.

In addition to the current period impacts reflected in the table above, the changes to the estimated profitability of our business will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and other costs in future periods. Additionally, we include certain results of our living benefits hedging program in our best estimate of gross profits used to determine amortization rates, which also drives changes in the amortization of DAC and other costs in future periods. The table above excludes the current period impacts of resetting the amortization rates for this item, as both the results of our living benefits hedging program and related amortization of DAC and other costs are excluded from adjusted operating income, as described in “—Net impact of optional living benefit guarantees and related hedge positions.” However, adjusted operating income in future periods includes the impact on amortization of applying the new rates to actual gross profits. The inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of gross profits has resulted in higher amortization rates and, therefore, an increase in amortization expense included in adjusted operating income in 2012. While a decrease in our best estimate of total gross profits accelerates amortization and decreases income in a given period, it does not affect our cash flow or liquidity position.

For weighted average rate of return assumptions as of September 30, 2012, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.” For additional information on our policy for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see our Annual Report on Form 10-K for the year ended December 31, 2011, under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2012 to 2011 Nine Month Comparison. Adjusted operating income, as reported in the operating results table above, includes the impact of certain changes in our estimated profitability of the business on the reserves for the GMDB and GMIB features of our variable annuity products and on the amortization of DAC and other costs. These items drove a $422 million comparative increase in adjusted operating income, and are discussed in more detail below. Excluding these items, adjusted operating income increased $24 million. This increase was driven by higher asset-based fees due to growth in average variable annuity account values, net of an increased level of distribution and amortization costs. This increase was partially offset by higher general and administrative expenses, net of capitalization, reflecting increased costs to support business expansion. See “—Account Values” below for a further discussion of our account values and sales.

As noted above, adjusted operating income includes a $422 million net increase from the impact of certain changes in our estimated profitability of the business. The following table shows the impact of adjustments for market performance, current quarter experience and the annual review and update of assumptions performed in the third quarter, for the periods indicated.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total	Amortization of DAC and Other Costs(1)	Reserves for GMDB / GMIB(2)	Total
	(in millions)
Quarterly adjustments for market performance and current quarter experience	$53	$77	$130	$(136)	$(286)	$(422)
Annual review / assumption updates	221	(327)	(106)	(41)	65	24

Total adjustments for changes in the estimated profitability of the business	$274	$(250)	$24	$(177)	$(221)	$(398)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and other costs resulting from adjustments to our estimate of total gross profits.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB features of our variable annuity products.

The $130 million net benefit and $422 million net charge in the first nine months of 2012 and 2011, respectively, were primarily driven by the impacts of market performance on customer accounts relative to our assumptions. Overall, actual returns were higher than expected in the first nine months of 2012, which drove positive cumulative impacts to both the amortization of DAC and other costs and the reserves for the GMDB and GMIB features of our variable annuity contracts, and actual returns were lower than expected in the first nine months of 2011, which drove negative cumulative impacts for these items. The $106 million net charge and $24 million net benefit in the first nine months of 2012 and 2011, respectively, relate to our annual review and update of assumptions performed in the third quarter, as discussed above.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $113 million, from $905 million in the third quarter of 2011 to $1,018 million in the third quarter of 2012, primarily driven by a $114 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values. See “—Account Values” below for a further discussion of our account values and sales.

2012 to 2011 Nine Month Comparison. Revenues increased $208 million, from $2,736 million in the first nine months of 2011 to $2,944 million in first nine months of 2012, primarily driven by a $235 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $286 million, from $1,097 million in the third quarter of 2011 to $811 million in the third quarter of 2012. Absent the $373 million net decrease related to the impacts of certain changes in our estimated of profitability of the business, discussed above, benefits and expenses increased $87 million. General and administrative expenses, net of capitalization, increased $61 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs to support business expansion. The amortization of DAC increased $26 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven primarily by the inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of total gross profits used to determine amortization rates.

2012 to 2011 Nine Month Comparison. Benefits and expenses decreased $238 million, from $2,447 million in the first nine months of 2011 to $2,209 million in the first nine months of 2012. Absent the $422 million net decrease related to the impacts of certain changes in our estimated of profitability of the business, discussed above, benefits and expenses increased $184 million. General and administrative expenses, net of capitalization, increased $130 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs to support business expansion. The amortization of DAC increased $78 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven primarily by the inclusion of unfavorable results from our living benefits hedging program in the second half of 2011 in our best estimate of total gross profits used to determine amortization rates.

Account Values

For our individual annuities business, since most policy fees are determined by the level of separate account assets, fee income, which is a primary driver of our revenue, varies according to the level of account values. This results in changing fee streams due to net flows from new business sales, surrenders and withdrawals, and benefit payments, as well as the impact of market changes on account values. Additionally, our fee income drives other items such as our pattern of amortization of DAC and other costs. Net sales (redemptions) are sales minus redemptions or surrenders and withdrawals, as applicable. Sales do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity. The following tables set forth account value information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Total Individual Annuities:
Beginning total account value	$124,094	$116,027	$113,535	$106,185
Sales	5,926	4,487	16,243	15,871
Surrenders and withdrawals	(1,614)	(1,669)	(4,993)	(5,662)

Net sales	4,312	2,818	11,250	10,209
Benefit payments	(351)	(339)	(1,069)	(1,015)

Net flows	3,961	2,479	10,181	9,194
Change in market value, interest credited and other activity	5,342	(11,247)	10,940	(7,026)
Policy charges	(692)	(570)	(1,951)	(1,664)

Ending total account value	$132,705	$106,689	$132,705	$106,689

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in millions)
Ending variable annuity account values(1)(2)	$128,949	$120,326	$120,276	$109,743	$102,879
Ending fixed annuity account values	$3,756	$3,768	$3,778	$3,792	$3,810

(1)	Variable annuities include only those sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of September 30, 2012, variable annuity account values are invested in equity portfolios ($74 billion or 57%), bond portfolios ($39 billion or 30%), market value adjusted or fixed-rate accounts ($8 billion or 7%) and money market funds ($8 billion or 6%).

As shown above, our account values are significantly impacted by net sales and the impact of market performance on customers’ accounts. The increase in gross sales for the three months ended September 30, 2012 compared to the prior year period was primarily driven by higher sales in advance of both our suspension of additional customer deposits for variable annuities with certain older optional living benefit riders, and our implementation of variable annuity product modifications for new sales to scale back benefits, increase pricing and close certain share classes in the third quarter of 2012. The increase in gross sales for the nine months ended September 30, 2012 compared to the prior year period reflects similar increases from our suspension of additional customer deposits, while the comparative impact of higher sales in advance of our implementation of variable annuity product modifications in the third quarter of 2012 was offset by similar impacts in the prior year period from product modifications we implemented in the first quarter of 2011. Additionally, we have experienced a dynamic competitive landscape, as certain of our competitors have taken actions to implement product modifications which scale back benefits and to exit, or limit their presence in, the variable annuity marketplace, and our results may continue to be impacted by these actions. The decrease in surrenders and withdrawals for the three and nine months ended September 30, 2012 compared to the prior year periods reflects the continued retention of contracts that are in-the-money and the competitiveness of our inforce product offerings relative to substitute products currently available in the marketplace.

Over the past five quarters, our account values have generally been increasing due to net flows and market appreciation, with the exception of the second quarter of 2012, which was relatively flat due to the offsetting impact of positive net flow and market declines, and the third quarter of 2011 where market depreciation was only partially offset by positive net flows. These increases have driven corresponding increases in our asset-based fee income, net of an increased level of distribution and amortization costs.

Variable Annuity Net Amount at Risk

The net amount at risk is generally defined as the present value of the guaranteed minimum benefit amount in excess of the contractholder’s current account balance, and excludes any reduction to this risk provided by our hedging program. Changes in the global financial markets can create volatility in the net amounts at risk embedded in our variable annuity products that include optional living benefit and GMDB features. As part of our risk management strategy, we hedge or limit our exposure to certain of the risks associated with these products, primarily through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments. Our hedging program is discussed below in “—Net impact of optional living benefit guarantees and related hedge positions.” The return we realize from our variable annuity contracts can vary by contract based on our risk management strategy, including the impact of any capital market movements that we may hedge, the impact of that portion of our variable annuity contracts with the automatic rebalancing element, the impact of risks we have retained and the impact of risks that are not able to be hedged.

All new sales of optional living benefit features of our variable annuity products include an automatic rebalancing element, also referred to as an asset transfer feature. Our automatic rebalancing element occurs at the contractholder level, and transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either the fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the automatic rebalancing element helps to mitigate our exposure to equity market risk and market volatility.

The following table sets forth the account values of our variable annuities with living benefit features and the net amount at risk of the living benefit features split between those that include an automatic rebalancing element and those that do not, as of the dates indicated.

	September 30, 2012		December 31, 2011		September 30, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element(1)	$88,672	$3,013	$70,341	$4,238	$64,769	$4,996
No automatic rebalancing element	15,529	1,701	15,300	2,361	14,753	2,934

Total variable annuity account values with living benefit features	$104,201	$4,714	$85,641	$6,599	$79,522	$7,930

	(% of total)
Automatic rebalancing element	85%	64%	82%	64%	81%	63%
No automatic rebalancing element	15%	36%	18%	36%	19%	37%

(1)	As of September 30, 2012, December 31, 2011 and September 30, 2011, asset values that have transferred to the general account or a separate account bond portfolio due to the automatic rebalancing element represent 12% or $10.9 billion of the $88.7 billion total account value, 30% or $20.9 billion of the $70.3 billion total account value and 37% or $23.7 billion of the $64.8 billion total account value, respectively.

The increase in account values that include an automatic rebalancing element as of September 30, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of September 30, 2012 compared to prior periods primarily reflects the impact of overall favorable equity markets in the first nine months of 2012.

Our GMDBs provide a benefit payable in the event of death that, together with the existing contractholder’s account balance, is equal to the greater of a minimum return on the contract value or an enhanced value. The net amount at risk associated with the GMDBs provided by our variable annuity contracts shown below is the total amount of death benefit insurance, over and above the account value, that would be provided assuming the death of all insured as of the respective dates in the table. We have retained this mortality risk. A substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing element because the contractholder also selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features shown in the table above also contain GMDBs. Since the living and death benefit features for these contracts cover the same insured life, the net amount at risk for living and death benefit features is not additive, as we have assumed both the mortality and longevity risk on these lives. An additional $21.7 billion, $21.1 billion and $20.5 billion of variable annuity account values, as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, contain GMDBs, but no living benefit features. The following table sets forth the account values of our variable annuities with GMDBs and the net amount at risk of these benefits split between those that are affected by an automatic rebalancing element and those that are not, as of the dates indicated.

	September 30, 2012		December 31, 2011		September 30, 2011
	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk	Account Value	Net Amount at Risk
	($ in millions)
Automatic rebalancing element	$88,672	$983	$70,341	$2,154	$64,769	$3,042
No automatic rebalancing element	37,239	4,135	36,407	5,628	35,224	6,947

Total variable annuity account values with death benefit features	$125,911	$5,118	$106,748	$7,782	$99,993	$9,989

	(% of total)
Automatic rebalancing element	70%	19%	66%	28%	65%	30%
No automatic rebalancing element	30%	81%	34%	72%	35%	70%

The increase in account values that include an automatic rebalancing element as of September 30, 2012 compared to prior periods primarily reflects sales of our latest product offerings which include this feature. The decrease in the net amount at risk for these contracts as of September 30, 2012 compared to prior periods primarily reflects the impact of overall favorable equity markets in the first nine months of 2012.

Net impact of optional living benefit guarantees and related hedge positions

In addition to our automatic rebalancing element, we also manage capital markets risk associated with our optional living benefit guarantee through our hedging program. This program represents a balance among three objectives: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally defined hedge target liability, and 3) maintain capital efficiency. Through our hedge program, we purchase derivatives that replicate the net change in our hedge target, discussed further below. In addition to mitigating risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin payment of such claims until some point in the future. We hedge the capital market risks on approximately $98 billion of the $104 billion of variable annuity account values with living benefit features.

Under U.S. GAAP the liability for the optional living benefit features is accounted for as an embedded derivative and recorded at fair value. The fair value is calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the feature using option pricing techniques. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted above, our hedge program utilizes a hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

•	The impact of the market’s perception of our own non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•

A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds to better replicate the projected returns within those funds.

•

The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact driven by these margins can be temporary and does not reflect the true economic value.

Due to these modifications, we expect differences each period between the change in the value of the embedded derivative as defined by U.S. GAAP and the change in the value of the hedge positions used to replicate the hedge target, thus potentially increasing volatility in U.S. GAAP earnings. As of September 30, 2012, the fair value of the embedded derivative under U.S. GAAP was a $3.6 billion liability. Excluding the impact of the cumulative adjustment for NPR of $5.7 billion, the value of the embedded derivative was a $9.3 billion liability. As of September 30, 2012, the value of our hedge target was a $7.2 billion liability.

We enter into a range of exchange-traded and over the counter equity and interest rate derivatives. The instruments include, but are not limited to: interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures to hedge certain capital market risks present in our hedge target. As of September 30, 2012, the fair value of hedge positions was a $5.5 billion asset. As noted above the hedge program is designed to replicate the changes in our hedge target.

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors, including updates to actuarial valuation assumptions, the amount of hedge assets compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to derivative assets held as part of the hedging program, we have cash, other invested assets and affiliated receivables available to cover affiliated loans, debt and the embedded derivative liability.

While we actively manage our hedge positions, changes in the fair value of these positions may not completely offset changes in the fair value of the hedge target. Additionally, updates to actuarial valuation assumptions, which typically occur annually in the third quarter, are generally not hedged and may result in differences between the assets and liabilities. The primary sources of the differences between the changes in the fair value of the hedge position and the hedge target, other than actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value growth, we must make certain assumptions about how each underlying investment will perform. We map our funds to indices that are readily tradeable and have active derivative markets. The difference between the modeled investment performance and actual fund performance results in basis differences that can be either positive or negative.

•

Rebalancing Costs and Volatility—There are costs associated with rebalancing hedge positions for basis differences between assets and liabilities. This also includes the impact of realized market volatility in excess of, or lower than, our long-term assumptions.

•

Liability Basis—Reflects the impact of differences between the actual changes in the liability and the expected changes we have modeled and attempt to replicate with the hedge program. These differences arise due to the inherent complexities in predicting changes in the value of a long-dated, complex and path dependent benefit option.

The net impact of both the change in the fair value of the embedded derivative associated with our living benefit features and the change in the fair value of the related hedge positions are included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges,” both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative and related hedge positions, as well as the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(1,386)	$4,881	$(1,475)	$4,652
Change in value of hedge target liability, excluding unhedged portion and assumption updates(2)	1,724	(5,752)	1,910	(5,567)

Net hedging impact, excluding unhedged portion and assumption updates(2)	$338	$(871)	$435	$(915)

Impact of assumption updates on hedge target	(912)	(17)	(912)	(17)

Net hedging impact, excluding unhedged portion(2)	$(574)	$(888)	$(477)	$(932)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact, excluding unhedged portion(2) (from above)	$(574)	$(888)	$(477)	$(932)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(372)	(875)	(845)	(792)
Change in the NPR adjustment(4)	(560)	4,794	169	5,010

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities(2)	(1,506)	3,031	(1,153)	3,286

Related charge to amortization of DAC and other costs(5)	690	(1,590)	587	(1,698)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$(816)	$1,441	$(566)	$1,588

(1)	Positive amount represents income; negative amount represents a loss.
(2)	The unhedged portion represents the impact of temporarily hedging to an amount that differs from our hedge target based on the overall capital considerations of the Company and prevailing capital market conditions. Results exclude $139 million and $(155) million for the three and nine months ended September 30, 2012, respectively, and $(1,428) million and $(1,459) million for the three and nine months ended September 30, 2011, respectively, related to this impact. Because the decision to temporarily hedge to an amount that differs from our hedge target is based on overall capital considerations of the Company as a whole, this impact is reported in Corporate & Other operations. See “—Corporate & Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR. These differences include a credit spread that is added to the U.S. GAAP risk-free rate of return assumption, as well as certain risk margins embedded in the equity volatility assumption used to determine the fair value of the embedded derivative under U.S. GAAP.
(4)	To reflect NPR, we incorporate an additional spread over LIBOR, which reflects the financial strength ratings of our insurance subsidiaries, into the discount rate used in the valuation of those individual living benefit contracts in a liability position and not to those in a contra-liability position. As of September 30, 2012, the value of the embedded derivative, before the adjustment for NPR, was a net liability of $9.3 billion. This net liability was comprised of $9.7 billion of individual living benefit contracts in a liability position, net of $0.4 billion of individual living benefit contracts in a contra-liability position.
(5)	Related charge to amortization of DAC and other costs is excluded from adjusted operating income and included in operating results in “Related charges.”

2012 to 2011 Three Month Comparison. Market conditions in the third quarter of 2012 generally reflected improved capital markets performance, as well as lower levels of volatility. The $338 million net benefit related to the net hedging impact, excluding unhedged portion and assumption updates, was primarily driven by positive fund performance, partially offset by rebalancing costs and volatility. The $912 million net charge related to the impact of assumption updates on the hedge target was driven by updates to our policyholder behavior assumptions, primarily related to lapse and mortality rates, as well as policyholder utilization assumptions. The $560 million net charge from changes in the NPR adjustment was driven by the tightening of our NPR credit spreads, partially offset by the impact of assumption updates which increased and lengthened expected claims. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net benefit of $690 million, including a $365 million net benefit from the current period impact of incorporating the net hedging impact in our best estimate of gross profits used to set amortization rates. The resulting change in our amortization rates will impact adjusted operating income in future periods, as the new rates are applied to actual gross profits. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Market conditions in the third quarter of 2011 generally reflected capital markets deterioration, as well as higher levels of volatility. The $871 million charge related to the net hedging impact, excluding unhedged portion and assumption updates, was driven by negative fund performance, rebalancing costs and volatility and liability basis differences. The $4,794 million net benefit due to changes in the NPR adjustment was driven by increases in the base embedded derivative liability before NPR primarily due to significant declines in risk-free interest rates, as well as the widening of our NPR credit spreads. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net charge of $1,590 million, including an $86 million net charge from the current period impact of incorporating the cumulative net hedging impact in our best estimate of gross profits used to set amortization rates, based on our determination that these impacts were other-than-temporary.

For additional information regarding the methodologies used in determining the fair value of the embedded derivative liability associated with our living benefit features as defined by U.S. GAAP, and for calculating the impact of NPR, see Note 13 to the Unaudited Interim Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.” For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.”

2012 to 2011 Nine Month Comparison. Market conditions in the first nine months of 2012 generally reflected improved capital markets performance, as well as lower levels of volatility. The $435 million net benefit related to the net hedging impact, excluding unhedged portion and assumption updates, was primarily driven by positive fund performance, partially offset by rebalancing costs and volatility. The $912 million net charge related to the impact of assumption updates on the hedge target was driven by updates to our policyholder behavior assumptions, primarily related to lapse and mortality rates, as well as policyholder utilization assumptions. The $169 million net benefit from changes in the NPR adjustment was driven by the higher base of embedded derivatives in a liability position driven by lower interest rates and the impact of assumption updates which increased and lengthened expected claims, partially offset by tightening of our NPR credit spreads. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net benefit of $587 million, including a $378 million net benefit from the current period impact of incorporating the net hedging impact in our best estimate of gross profits used to set amortization rates.

Market conditions in the first nine months of 2011 generally reflected capital markets deterioration, as well as higher levels of volatility. The $915 million net charge related to the net hedging impact, excluding unhedged portion and assumption updates, was driven by negative fund performance, rebalancing costs and volatility and liability basis differences. The $5,010 million benefit due to changes in the NPR adjustment was driven by increases in the base embedded derivative liability before NPR primarily due to significant declines in risk-free interest rates, as well as the widening of our NPR credit spreads. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net charge of $1,698 million, including an $86 million net charge from the current period impact of incorporating the cumulative net hedging impact in our best estimate of gross profits used to set amortization rates, based on our determination that these impacts were other-than-temporary.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$1,162	$1,171	$3,511	$3,625
Benefits and expenses	1,052	1,060	3,098	3,171

Adjusted operating income	110	111	413	454
Realized investment gains (losses), net, and related adjustments(1)	(65)	263	(66)	244
Related charges(2)	1	(3)	1	(9)
Investment gains on trading account assets supporting insurance liabilities, net(3)	268	119	436	306
Change in experience-rated contractholder liabilities due to asset value changes(4)	(258)	(41)	(380)	(212)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$56	$449	$404	$783

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses” and “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(2)	Benefits and expenses exclude charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on changes in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

Divestiture of Prudential Bank & Trust, FSB Bank Deposits

During the second quarter of 2012, Prudential Bank & Trust, FSB (“PB&T”) divested bank deposits in connection with the previously announced decision to limit its operations to trust services. The divestiture resulted in $9 million of losses from the sale and related transaction costs in the second quarter of 2012. Additionally, our results for the three and nine months ended September 30, 2012 reflect the loss of positive net investment spread earnings from the PB&T deposits, which will continue in future periods.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $1 million, from $111 million in the third quarter of 2011 to $110 million in the third quarter of 2012. The decrease includes a $29 million charge in the third quarter of 2012 to write off an intangible asset, due to the impact of the prolonged economic downturn on the expected results of a business we acquired in 2008. The decrease also includes the impact of certain changes in our estimated profitability of the business on the amortization of DAC and value of business acquired (“VOBA”). These changes resulted in net charges of $17 million and $22 million for the third quarter of 2012 and 2011, respectively, related to our annual review and update of economic and actuarial assumptions, and a net benefit of $4 million and net charge of $2 million, respectively, related to quarterly adjustments for current period experience. Collectively, the net charge of $13 million in the third quarter of 2012 was primarily driven by a reduction to long-term interest and equity rate of return assumptions, while the net charge of $24 million in the third quarter of 2011 was driven by changes to expense and net cash flow assumptions.

Excluding these items, adjusted operating income increased $17 million, primarily reflecting higher net investment spread results and higher asset-based fee income, partially offset by an unfavorable comparative reserve impact from case experience. Higher net investment spread results reflect the impacts of lower crediting rates driven by rate resets in the third quarter of 2012 and higher general account stable value account values in our full service business, as well as higher income from alternative investments and mark-to-market gains on our equity investments in certain separate accounts in our institutional investment products business. These increases were partially offset by the impacts of lower reinvestment rates and lower bank deposits, as discussed above. Higher asset-based fee income primarily reflects an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. The unfavorable comparative reserve impact from case experience was primarily driven by higher mortality losses in the third quarter of 2012.

2012 to 2011 Nine Month Comparison. Adjusted operating income decreased $41 million, from $454 million in the first nine months of 2011 to $413 million in the first nine months of 2012. The decrease includes a $29 million charge in the third quarter of 2012 to write off an intangible asset, due to the impact of the prolonged economic downturn on the expected results of a business we acquired in 2008. The decrease also includes the impact of certain changes in our estimated profitability of the business on the amortization of DAC and VOBA. These changes resulted in net charges of $17 million and $22 million for the first nine months of 2012 and 2011, respectively, related to our annual review and update of economic and actuarial assumptions performed in the third quarter, and net charges of $2 million and $3 million, respectively, related to quarterly adjustments for current period experience. Collectively, the net charge of $19 million in the first nine months of 2012 was primarily driven by a reduction to long-term interest and equity rate of return assumptions, while the net charge of $25 million in the first nine months of 2011 was driven by changes to expense and net cash flow assumptions. The decrease in adjusted operating income for the first nine months of 2012 also includes a $9 million charge in the second quarter of 2012 from costs related to the divestiture of bank deposits held by PB&T, as discussed above.

Excluding these items, adjusted operating income decreased $9 million, primarily reflecting lower net investment spread results and an unfavorable comparative reserve impact from case experience, partially offset by higher asset-based fee income and lower general and administrative expenses, net of capitalization. Lower net investment spread results reflect the impacts of lower reinvestment rates and lower bank deposits, as discussed above, partially offset by the impacts of lower crediting rates driven by rate resets in the first and third quarters of 2012 and higher general account stable value account values in our full service business, as well as higher income from alternative investments in our institutional investment products business. The unfavorable comparative reserve impact from case experience was primarily driven by mortality losses in the first nine months of 2012 compared with mortality gains in the first nine months of 2011. Higher asset-based fee income primarily reflects an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. Lower general and administrative expenses, net of capitalization, primarily reflects costs incurred in the first quarter of 2011 related to certain legal matters.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $9 million, from $1,171 million in the third quarter of 2011 to $1,162 million in the third quarter of 2012. Premiums decreased $25 million, driven by lower sales of life-contingent structured settlements and single premium annuities, partially offset by higher premiums assumed on longevity reinsurance contracts. The overall decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $19 million primarily reflecting lower portfolio yields and the impact of lower bank deposits, partially offset by the impact of higher general account stable value account values in our full service business and mark-to-market gains on our equity investments in certain separate accounts. Policy charges and fee income, and asset management fees and other income, increased $35 million, primarily from higher asset-based fees reflecting the impacts of an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. Also contributing to the increase in other income was higher income from alternative investments.

2012 to 2011 Nine Month Comparison. Revenues decreased $114 million, from $3,625 million in the first nine months of 2011 to $3,511 million in the first nine months of 2012. Premiums decreased $100 million, driven by lower sales of life-contingent structured settlements and non-participating group annuity separate accounts, partially offset by higher premiums assumed on longevity reinsurance contracts and higher sales of single premium annuities. The overall decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, as discussed below. Net investment income decreased $73 million primarily reflecting lower portfolio yields and the impact of lower bank deposits, partially offset by the impact of higher general account stable value account values in our full service business. Policy charges and fee income, and asset management fees and other income, increased $59 million, primarily from higher asset-based fees reflecting the impacts of an increase in investment-only stable value account values in our institutional investment products business driven by net additions, partially offset by lower average full service fee-based retirement account values driven by net outflows. Also contributing to the increase in other income was higher income from alternative investments.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $8 million, from $1,060 million in the third quarter of 2011 to $1,052 million in the third quarter of 2012. Absent the $18 million net increase in expenses from the intangible asset write off and certain changes in our estimated profitability of the business on the amortization of DAC and VOBA, discussed above, benefits and expenses decreased $26 million. Policyholders’ benefits, including the change in policy reserves, decreased $16 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above, partially offset by an unfavorable comparative reserve impact from case experience. Interest credited to policyholders’ account balances decreased $9 million, driven by the impacts of lower crediting rates from rate resets and lower bank deposits, partially offset by the impact of higher general account stable value account values in our full service business.

2012 to 2011 Nine Month Comparison. Benefits and expenses decreased $73 million, from $3,171 million in the first nine months of 2011 to $3,098 million in the first nine months of 2012. Absent the $32 million net increase in expenses from the intangible asset write off, certain changes in our estimated profitability of the business on the amortization of DAC and VOBA and the costs related to the divestiture of bank deposits, discussed above, benefits and expenses decreased $105 million. Policyholders’ benefits, including the change in policy reserves, decreased $73 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums as discussed above, partially offset by an unfavorable comparative reserve impact from case experience. The amortization of DAC decreased $20 million primarily driven by a refinement in the first quarter of 2011 to the methodology applied in calculating amortization for certain structured settlement contracts, with an equally offsetting impact to interest credited to policyholders’ account balances. General and administrative expenses, net of capitalization, decreased $19 million, primarily driven by costs incurred in the first quarter of 2011 related to certain legal matters and a decline in life-contingent structured settlement commissions. Interest credited to policyholders’ account balances increased $3 million primarily driven by a refinement in the first quarter of 2011 to the methodology applied in calculating reserves for certain structured settlement contracts, as mentioned above. The increase also reflects the impact of higher general account stable value account values in our full service business, partially offset by the impacts of lower crediting rates driven by rate resets and lower bank deposits.

Sales Results and Account Values

Our sales results and account values are significant drivers of our operating results. For our fee-based products, the income we earn varies with the level of fee-based account values, since many policy fees are determined by these values. For our spread-based products, both the investment income and interest we credit to policyholders vary with the level of general account values. To a lesser extent, these impacts drive other items such as our pattern of amortization of DAC and VOBA, and general and administrative expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Full Service(1):
Beginning total account value	$142,405	$146,580	$139,430	$141,313
Deposits and sales	3,478	3,966	12,487	12,942
Withdrawals and benefits	(4,063)	(4,126)	(14,837)	(13,267)
Change in market value, interest credited and interest income and other activity(2)	5,114	(12,222)	9,854	(6,790)

Ending total account value	$146,934	$134,198	$146,934	$134,198

Net additions (withdrawals)	$(585)	$(160)	$(2,350)	$(325)

Institutional Investment Products(3):
Beginning total account value	$102,443	$74,131	$90,089	$64,183
Additions	2,957	5,571	15,813	16,948
Withdrawals and benefits(4)	(1,539)	(1,501)	(5,909)	(4,066)
Change in market value, interest credited and interest income	1,509	2,176	3,999	3,848
Other(5)	(724)	136	654	(400)

Ending total account value(6)	$104,646	$80,513	$104,646	$80,513

Net additions(6)	$1,418	$4,070	$9,904	$12,882

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $6.5 billion and $5.6 billion as of September 30, 2012 and 2011, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for the nine months ended September 30, 2012 representing the divestiture of bank deposits held by PB&T, as a result of our decision to limit its operations to trust services.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit plan of $6.1 billion and $5.8 billion as of September 30, 2012 and 2011, respectively. Ending total account value for the institutional investment products business also includes $1.5 billion as of both September 30, 2012 and 2011 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion and $0.6 billion as of September 30, 2012 and 2011, respectively, related to affiliated funding agreements issued using the proceeds from the sale of Prudential Financial retail medium-term notes. For additional information regarding the FHLBNY and the retail medium-term notes program see, “—Liquidity and Capital Resources.”
(4)	Withdrawals and benefits includes $(9) million and $(902) million for the three and nine months ended September 30, 2012, respectively, and $(16) million and $(68) million for the three and nine months ended September 30, 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other, as there is no net impact on ending account values for these transfers.

(5)	Other includes transfers from (to) the Asset Management segment of $131 million for the three months ended September 30, 2012, and $(415) million for the nine months ended September 30, 2011. Other also includes $9 million and $902 million for the three and nine months ended September 30, 2012, respectively, and $16 million and $68 million for the three and nine months ended September 30, 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These transfers are offset within Withdrawals and benefits, as there is no net impact on ending account values for these transfers. Remaining amounts for all periods presented primarily represent changes in asset balances for externally-managed accounts.
(6)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $55.9 billion and $33.4 billion as of September 30, 2012 and 2011, respectively. Net additions for the institutional investment products business include investment-only stable value account value net additions of $2.0 billion and $12.9 billion for the three and nine months ended September 30, 2012, respectively, and $4.7 billion and $14.5 billion for the three and nine months ended September 30, 2011, respectively.

Account values in our full service business are significantly impacted by net flows and the impact of market performance on the value of customer funds. Accordingly, the increases in account values compared to the prior periods shown above primarily reflect equity market appreciation in 2012, partially offset by net withdrawals. Additionally, the change in account values compared to the 2011 periods also reflect the divestiture of bank deposits in the second quarter of 2012, as discussed above. The increase in net withdrawals for the three months ended September 30, 2012 compared to the prior year period was primarily due to lower plan sales, driven by lower sales volume and a decrease in the average size of new plans. The increase in net withdrawals for the nine months ended September 30, 2012 compared to the prior year period reflects similar impacts, as well as a higher volume of large plan lapses.

Account values in our institutional investment products business are also significantly impacted by net flows and the impact of market performance on the value of customer funds. Accordingly, the increases in account values compared to the prior periods shown above primarily reflect net additions and increases in the market value of customer funds driven by declines in fixed income yields. The decrease in net additions for the three months ended September 30, 2012 compared to the prior year period was primarily due to a decrease in overall sales volume, as well as in the average size of new fee-based investment-only stable value plans. The decrease in net additions for the nine months ended September 30, 2012 compared to the prior year period reflects similar impacts, as well as a transfer of client balances from accounts we manage to externally-managed accounts. Despite the declines in net additions of fee-based investment-only stable value plans, we believe this product remains competitively positioned.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$634	$513	$1,656	$1,717
Expenses	447	390	1,300	1,213

Adjusted operating income	187	123	356	504
Realized investment gains (losses), net, and related adjustments(1)	(13)	16	(18)	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(2)	23	10	52	64

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$197	$149	$390	$569

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income increased $64 million, from $123 million in the third quarter of 2011 to $187 million in the third quarter of 2012 primarily reflecting a greater contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities. Strategic investing results increased $32 million primarily driven by appreciation in real estate co-investment values as well as improved performance in fixed income investments. Additionally, results increased $22 million from performance-based incentive fees, net of direct expenses, reflecting higher fees in our public fixed income business primarily resulting from market value increases. Results for the third quarter of 2012 also reflect an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the third quarter of 2011.

These increases were partially offset by an increase in compensation costs, due to higher earnings subject to compensation and increased headcount, as well as increases in other costs supporting the business.

2012 to 2011 Nine Month Comparison. Adjusted operating income decreased $148 million, from $504 million in the first nine months of 2011 to $356 million in the first nine months of 2012 reflecting lower contributions from the segment’s strategic investing activities. The decrease in strategic investing activities reflects $101 million of declines in values on certain real estate-related investments in the first nine months of 2012, including a $75 million impairment on a single investment, of which $61 million relates to prior periods. This compares to a $75 million contribution from real estate strategic investing activities in the first nine months of 2011 primarily driven by a $61 million gain on a partial sale of a real estate seed investment. Additionally, results for the first nine months of 2012 reflect an increase in operating expenses, largely related to increased compensation reflecting higher earnings subject to compensation and increased headcount, as well as increased expenses related to business growth and new fund launches.

These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the third quarter of 2011.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$191	$178	$564	$530
Retail customers(1)	126	107	359	319
General account	89	82	258	242

Total asset management fees	406	367	1,181	1,091

Incentive fees	25	(5)	25	8
Transaction fees	8	6	29	27
Strategic investing	32	0	(47)	100
Commercial mortgage(2)	48	34	110	106

Other related revenues	113	35	117	241

Service, distribution and other revenues(3)	115	111	358	385

Total revenues	$634	$513	$1,656	$1,717

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $17 million and $19 million in the three months ended September 30, 2012 and 2011, respectively, and $49 million and $55 million in the nine months ended September 30, 2012 and 2011, respectively.

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $121 million, from $513 million in the third quarter of 2011 to $634 million in the third quarter of 2012. Asset management fees increased $39 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the third quarter of 2011. Strategic investing revenues increased $32 million driven by appreciation in real estate co-investments values and improved performance in fixed income investments. Performance-based incentive fees increased $30 million reflecting higher fees in our public and private fixed income businesses primarily resulting from market value increases. Commercial mortgage revenues increased $14 million reflecting higher agency fees due to higher production.

2012 to 2011 Nine Month Comparison. Revenues decreased $61 million, from $1,717 million in the first nine months of 2011 to $1,656 million in the first nine months of 2012. Strategic investing revenues decreased $147 million reflecting $95 million of declines in values on certain real estate-related investments in the first nine months of 2012, including a $75 million impairment on a single investment, as discussed above. This compares to an $86 million contribution from real estate strategic investing activities in the first nine months of 2011, primarily driven by a $61 million gain in the second quarter of 2011 on a partial sale of a real estate seed investment, as discussed above. Service, distribution and other revenues decreased $27 million, which includes lower revenues for certain consolidated funds, which were fully offset by lower expenses related to the noncontrolling interest in these funds, as well as lower revenues from our wealth management platform.

Partially offsetting the decreases in revenue above was an increase in asset management fees of $90 million primarily from the management of institutional and retail customer assets as a result of higher asset values due to market appreciation and positive net asset flows since the third quarter of 2011. Additionally, performance-based incentive fees increased $17 million reflecting higher fees in our public fixed income business primarily resulting from market value increases. A portion of incentive-based fees are offset in incentive compensation expense in accordance with the terms of contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2012, $87 million in cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international market conditions.

Expenses

2012 to 2011 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $57 million, from $390 million in the third quarter of 2011 to $447 million in the third quarter of 2012, driven primarily by an increase in compensation costs, due to higher earnings subject to compensation and increased headcount, as well as increases in other costs supporting the business. In addition, expenses related to revenues associated with certain consolidated funds increased.

2012 to 2011 Nine Month Comparison. Expenses increased $87 million, from $1,213 million in the first nine months of 2011 to $1,300 million in the first nine months of 2012, primarily driven by an increase in compensation costs, due to higher earnings subject to compensation and increased headcount, as well as increased costs related to business growth and new fund launches. These increases were partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

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

	September 30, 2012	December 31, 2011	September 30, 2011
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$49.1	$44.2	$42.2
Fixed income	220.5	197.2	189.6
Real estate	30.6	27.7	27.0

Institutional customers(1)(2)	300.2	269.1	258.8

Retail customers:
Equity	85.3	70.8	63.7
Fixed income	45.6	45.7	45.0
Real estate	1.4	1.4	1.4

Retail customers(3)	132.3	117.9	110.1

General account:
Equity	4.6	4.2	3.8
Fixed income	231.7	226.6	225.4
Real estate	1.4	1.3	1.3

General account	237.7	232.1	230.5

Total assets under management	$670.2	$619.1	$599.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in billions)
Net additions (withdrawals), excluding money market activity:
Third Party:
Institutional customers(4)	$3.4	$2.1	$8.8	$13.0
Retail customers	1.7	0.5	8.7	2.3
Affiliated:
Institutional customers	0.3	(0.3)	(1.2)	(2.0)
Retail customers	(5.5)	14.0	(7.6)	14.4
General account(5)	(0.7)	1.8	(2.0)	14.7

Total net additions (withdrawals), excluding money market activity	$(0.8)	$18.1	$6.7	$42.4

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of September 30, 2012, December 31, 2011 and September 30, 2011, includes $34.8 billion, $29.7 billion and $26.1 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(4)	Three months ended September 30, 2012 and 2011, includes $0.6 billion and $1.9 billion, respectively, and the nine months ended September 30, 2012 and 2011, includes $4.1 billion and $7.2 billion, respectively, of net additions related to investment-only stable value products.
(5)	The nine months ended September 30, 2011 includes $15.2 billion in net additions from the acquisition of the Star and Edison Businesses.

Assets under management increased $51.1 billion from December 31, 2011 to September 30, 2012. Institutional assets under management increased $31.1 billion from December 31, 2011 to September 30, 2012 driven by market appreciation of $23.2 billion, as well as net additions of $8.8 billion from third-party clients from positive flows into fixed income accounts, including $4.1 billion of net additions associated with investment-only stable value products. Retail assets under management increased $14.4 billion from December 31, 2011 to September 30, 2012 driven by market appreciation of $12.9 billion, net additions of $8.7 billion from third-party clients from positive flows into both fixed income and equity accounts, partially offset by net affiliated withdrawals of $7.6 billion primarily from assets being transferred out of a fixed income fund due to the automatic rebalancing feature within certain variable annuity products. General account assets increased $5.6 billion due largely to market appreciation of $10.1 billion partially offset by net withdrawals primarily from fixed income funds.

Assets under management increased $70.8 billion from September 30, 2011 to September 30, 2012. Institutional assets under management increased $41.4 billion from September 30, 2011 to September 30, 2012 driven by market appreciation of $30.3 billion, as well as net additions of $12.5 billion from third-party clients, primarily from positive flows into fixed income accounts, including $6.9 billion of net additions associated with investment-only stable value products. Retail assets under management increased $22.2 billion from September 30, 2011 to September 30, 2012 from market appreciation of $19.7 billion, net additions of $9.9 billion from third-party clients primarily from positive flows into fixed income and equity accounts offset by net affiliated withdrawals of $7.5 billion primarily from assets being transferred out of a fixed income fund due to the automatic rebalancing feature within certain variable annuity products. General account assets increased $7.2 billion driven by market appreciation of $13.1 billion offset by net withdrawals primarily from fixed income funds.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2012	2011
	(in millions)
Co-Investments:
Real estate	$462	$461
Fixed income	25	25
Seed Investments:
Real estate	31	20
Public equity	208	166
Fixed income	204	195
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	42
Real estate secured by fund assets	0	95

Total	$930	$1,004

In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintains an interim loan portfolio. See “—General Account Investments—Invested Assets of Other Entities and Operations—Fixed Maturity Securities-Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans” below for additional details.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$948	$643	$2,527	$2,131
Benefits and expenses	836	532	2,242	1,787

Adjusted operating income	112	111	285	344
Realized investment gains (losses), net, and related adjustments(1)	13	(44)	36	(46)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$125	$67	$321	$298

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income for the third quarter of 2012 was relatively unchanged from the third quarter of 2011. Adjusted operating income includes $27 million of net charges and $27 million of net benefits in the third quarter of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business resulting from our annual review and update of economic and actuarial assumptions. This annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing DAC and unearned revenue reserves (“URR”), as well as establishing the reserve for the GMDB feature in certain contracts. The $27 million net charge in the third quarter of 2012 primarily reflects reductions to our long-term interest rate and equity return assumptions, which resulted in adjustments increasing both the amortization of DAC and URR and increasing the reserves for the GMDB features in certain contracts. The $27 million net benefit in the third quarter of 2011 primarily reflects more favorable lapse and mortality experience.

Absent the effect of these items, adjusted operating income for the third quarter of 2012 increased $55 million from the third quarter of 2011 driven by improved mortality experience, net of reinsurance, of $38 million, which was favorable relative to expected levels in the current period and was unfavorable relative to expected levels in the third quarter of 2011. The increase in adjusted operating income also reflects a $17 million benefit resulting from changes in our estimates of total gross profits arising from separate account fund performance that impacted the amortization of DAC and other costs. This benefit largely reflects the impact of equity markets on separate account fund performance in the respective periods. Higher than expected market returns in the third quarter of 2012 resulted in a net benefit of $2 million compared to lower than expected market returns in the third quarter of 2011 which resulted in a $15 million net expense.

For weighted average rate of return assumptions as of September 30, 2012 see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.” For additional information on our policy for amortizing DAC and URR, and for estimating future expected claims costs associated with the GMDB feature of our variable insurance products, see our Annual Report on Form 10-K for the year ended December 31, 2011, under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2012 to 2011 Nine Month Comparison. Adjusted operating income decreased $59 million, from $344 million in the first nine months of 2011 to $285 million in the first nine months of 2012. Adjusted operating income includes $27 million of net charges and $27 million of net benefits in the first nine months of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business related to our annual review and update of economic and actuarial assumptions, as discussed above. Absent the effect of these items, adjusted operating income for the first nine months of 2012 decreased $5 million from the first nine months of 2011 driven by mortality experience, net of reinsurance, of $16 million, which was more unfavorable relative to expected levels in the current period, compared to the first nine months of 2011. The decrease in adjusted operating income also reflects an $11 million charge in the first quarter of 2012 related to the correction of a delay in the execution of certain client mutual fund transactions. These unfavorable items were partially offset by a $20 million benefit resulting from changes in our estimates of total gross profits arising from separate account fund performance that impacted the amortization of DAC and other costs. This largely reflects the impact of equity markets on separate account fund performance in the respective periods. Higher than expected market returns in the first nine months of 2012 resulted in a net benefit of $6 million compared to lower than expected market returns in the first nine months of 2011 which resulted in a $14 million net expense.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $305 million, from $643 million in the third quarter of 2011 to $948 million in the third quarter of 2012. Policy charges and fees and asset management fees and other income increased $290 million including a $246 million increase in amortization of URR reflecting the impact of our annual reviews and update of economic and actuarial assumptions. Absent this item, policy charges and fees and asset management fees and other income increased $44 million, primarily driven by $24 million of income on an affiliated note received as part of a financing transaction for certain regulatory capital requirements, which is offset by higher interest expense as described below. Also included in policy charges and fees and asset management fees and other income was an increase driven by growth in our universal life insurance business and higher income from alternative investments, partially offset by the ongoing impact of run-off of variable life insurance in force. Partially offsetting these favorable items was a $26 million decrease in amortization of URR due to changes in our estimates of total gross profits primarily reflecting the impact of favorable market conditions on separate account fund performance in the third quarter of 2012 compared to unfavorable market conditions in the prior year period. Net investment income increased $13 million reflecting business growth, partially offset by the impact of lower portfolio reinvestment rates.

2012 to 2011 Nine Month Comparison. Revenues increased $396 million, from $2,131 million in the first nine months of 2011 to $2,527 million in the first nine months of 2012. Policy charges and fees and asset management fees and other income increased $349 million including a $246 million increase in amortization of URR reflecting the impact of our annual reviews and update of economic and actuarial assumptions. Absent this item, policy charges and fees and asset management fees and other income increased $103 million, primarily driven by $72 million of income on an affiliated note received as part of a financing transaction for certain regulatory capital requirements, which is offset by higher interest expense as described below. The increase in policy charges and fees and asset management fees and other income also reflects growth in our universal life insurance business and higher income from alternative investments, partially offset by the ongoing impact of run-off of variable life insurance in force. These favorable items were partially offset by the impact of a $31 million decrease in amortization of URR due to changes in our estimates of total gross profits primarily reflecting the impact of favorable market conditions on separate account fund performance in the current year period compared to unfavorable market conditions in the prior year period. Net investment income increased $42 million reflecting business growth, partially offset by the impact of lower portfolio reinvestment rates.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $304 million, from $532 million in the third quarter of 2011 to $836 million in the third quarter of 2012. Absent the impact of annual reviews conducted in the third quarter of both periods, benefits and expenses increased $4 million, from $684 million in the third quarter of 2011 to $688 million in the third quarter of 2012. The increase in benefits and expenses includes higher interest expense of $32 million reflecting higher costs associated with the financing of regulatory capital requirements, of which, $24 million related to a financing transaction associated with certain universal life insurance policies is offset in revenues. The increase in benefits and expenses was partially offset by a $20 million decrease in DAC amortization driven by changes in estimated total gross profits primarily reflecting the impact of favorable market conditions on separate account fund performance in the current year period compared to unfavorable market conditions in the prior year period. In addition, insurance and annuity benefits, including interest credited to policyholders’ account balances, decreased $13 million primarily driven by improved mortality experience, net of reinsurance, of $38 million, relative to expected levels, partially offset by an increase in interest credited to policyholders from higher universal life account balances from policyholder deposits and an increase in policyholder reserves driven by growth in our term and universal life blocks of business.

2012 to 2011 Nine Month Comparison. Benefits and expenses increased $455 million, from $1,787 million in the first nine months of 2011 to $2,242 million in the first nine months of 2012. Absent the impact of annual reviews conducted in the third quarter of both periods, benefits and expenses increased $155 million, from $1,939 million in the first nine months of 2011 to $2,094 million in the first nine months of 2012. The increase in benefits and expenses includes higher interest expense of $94 million reflecting higher costs associated with the financing of regulatory capital requirements, of which, $72 million related to a financing transaction associated with certain universal life insurance policies is offset in revenues. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $79 million primarily driven by $44 million higher policyholder benefits including more unfavorable mortality experience, net of reinsurance, of $16 million, relative to expected levels, an increase in interest credited to policyholders from higher universal life account balances from policyholder deposits and an increase in policyholder reserves driven by growth in our term and universal life blocks of business. These unfavorable items were partially offset by a $32 million decrease in DAC amortization primarily reflecting the impact of favorable market conditions on separate account fund performance in the current year period compared to unfavorable market conditions in the prior year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$4	$8	$13	$21
Universal Life	52	21	128	66
Term Life	42	41	127	116

Total	$98	$70	$268	$203

Annualized New Business Premiums by Distribution Channel(1):
Prudential Agents	$22	$21	$66	$62
Third party	76	49	202	141

Total	$98	$70	$268	$203

(1)	Annualized scheduled premiums plus 10% of excess (unscheduled) and single premiums from new sales. Excludes corporate-owned life insurance.

2012 to 2011 Three Month Comparison. Sales of new life insurance, measured as described above, increased $28 million, from $70 million in the third quarter of 2011 to $98 million in the third quarter of 2012, primarily driven by increased sales in the third party distribution channel. This reflected a $31 million increase in sales of universal life insurance products driven by a change in the competitive position of our products, partially offset by a $4 million decrease in variable life insurance product sales.

2012 to 2011 Nine Month Comparison. Sales of new life insurance, measured as described above, increased $65 million, from $203 million in the first nine months of 2011 to $268 million in the first nine months of 2012, primarily driven by increased sales in the third party distribution channel. This primarily resulted from a $73 million increase in sales of universal life insurance products, driven by a change in the competitive position of our products.

Policy Surrender Experience

The following table sets forth the individual life insurance business’ policy surrender experience for variable and universal life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under U.S. GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future expected profitability. Generally, our term life insurance products do not provide for cash surrender values.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Cash value of surrenders	$165	$148	$489	$623

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	2.6%	2.5%	2.7%	3.6%

2012 to 2011 Three Month Comparison. The total cash value of surrenders increased $17 million, from $148 million in the third quarter of 2011 to $165 million in the third quarter of 2012. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances for the third quarter of 2012 was relatively unchanged from the third quarter of 2011.

2012 to 2011 Nine Month Comparison. The total cash value of surrenders decreased $134 million, from $623 million in the first nine months of 2011 to $489 million in the first nine months of 2012, driven by the surrenders of three large variable corporate-owned life insurance policies during 2011. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.6% in the first nine months of 2011 to 2.7% in the first nine months of 2012 as a result of these large surrenders.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues	$1,420	$1,447	$4,203	$4,222
Benefits and expenses	1,385	1,402	4,175	4,101

Adjusted operating income	35	45	28	121
Realized investment gains (losses), net, and related adjustments(1)	(2)	12	(8)	14
Related charges(2)	0	0	0	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$33	$57	$20	$134

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Benefits and expenses exclude charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income decreased $10 million, from $45 million in the third quarter of 2011 to $35 million in the third quarter of 2012. Reserve refinements in both group life and disability businesses, including the impact of annual actuarial assumption updates, contributed a $7 million benefit to adjusted operating income in the third quarter of 2012 compared to a benefit of $22 million in the third quarter of 2011. Excluding the impact of these reserve refinements, adjusted operating income increased $5 million reflecting improved investment income in the third quarter of 2012 primarily from alternative investments and mortgage loan prepayments. Underwriting results in the third quarter of 2012 for our group life business partially offset this increase reflecting less favorable claims experience in our non-retrospectively experience-rated contracts, primarily driven by increased severity, largely offset by lower claims incidence. Results for our group disability business were relatively unchanged from the third quarter of 2011.

2012 to 2011 Nine Month Comparison. Adjusted operating income decreased $93 million, from $121 million in the first nine months of 2011 to $28 million in the first nine months of 2012. Reserve refinements in both group life and disability businesses, including the impact of annual actuarial assumption updates, contributed a $7 million benefit to adjusted operating income in the first nine months of 2012 compared to a benefit of $22 million in the first nine months of 2011. In addition, updates to premium tax estimates provided a $17 million unfavorable impact to the results for the first nine months of 2012 as compared to the first nine months of 2011. Excluding the impact of these reserve refinements and premium tax updates, adjusted operating income decreased $61 million reflecting less favorable underwriting results in our group disability business primarily related to an increase in the number and severity of long-term disability claims reflecting the continued distressed economic conditions. The decrease in adjusted operating income also reflects higher general and administrative expenses in the first nine months of 2012 driven by higher operating costs. Additionally, results for the first nine months of 2012 in our group life business reflects unfavorable claims experience on non-retrospectively experience-rated contracts resulting from an increase in severity in the first quarter of 2012, as compared to a benefit of $9 million in the first nine months of 2011 from a cumulative premium adjustment relating to prior periods on a non-retrospectively experience-rated case. Partially offsetting these decreases was improved investment income in the first nine months of 2012.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $27 million, from $1,447 million in the third quarter of 2011 to $1,420 million in the third quarter of 2012. Group life premiums and policy charges and fee income decreased $54 million, from $1,064 million in the third quarter of 2011 to $1,010 million in the third quarter of 2012 reflecting lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below. In addition, persistency declined from 96.2% in the third quarter of 2011 to 94.5% in the third quarter of 2012. Partially offsetting this decrease are higher premiums from non-retrospectively experience-rated contracts resulting from growth in the business.

Additionally, group disability premiums and policy charges and fee income increased $13 million, from $218 million in the third quarter of 2011 to $231 million in the third quarter of 2012 reflecting growth of in force business and new sales. Investment income also increased in the third quarter of 2012 primarily from income on alternative investments, mortgage loan prepayments and higher invested assets, due to business growth, partially offset by a decline in reinvestment rates.

2012 to 2011 Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $19 million, from $4,222 million in the first nine months of 2011 to $4,203 million in the first nine months of 2012. Group life premiums and policy charges and fee income decreased $77 million, from $3,066 million in the first nine months of 2011 to $2,989 million in the first nine months of 2012 primarily driven by lower premiums from retrospectively experience-rated contracts resulting from the decrease in policyholder benefits on these contracts, as discussed below. Partially offsetting this decrease are higher premiums from non-retrospectively experience-rated contracts resulting from growth in the business, partially offset by a $9 million benefit from a cumulative premium adjustment related to prior periods on a large group life non-retrospectively experience-rated case, as discussed above.

Additionally, group disability premiums and policy charges and fee income increased $34 million, from $659 million in the first nine months of 2011 to $693 million in the first nine months of 2012 reflecting growth of in force business and new sales. In addition, investment income increased in the first nine months of 2012 reflecting higher income from alternative investments, mortgage loan prepayments and higher invested assets, due to business growth, partially offset by a decline in reinvestment rates.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Benefits ratio(1):
Group life	90.7%	89.3%	91.5%	90.6%
Group disability	93.9%	94.0%	97.8%	91.5%
Administrative operating expense ratio(2):
Group life	9.2%	8.7%	9.4%	8.3%
Group disability	23.8%	25.2%	24.3%	24.6%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include dental products.

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $17 million, from $1,402 million in the third quarter of 2011 to $1,385 million in the third quarter of 2012. This decrease reflects a $22 million decline in policyholders’ benefits, including the change in policy reserves, from $1,156 million in the third quarter of 2011 to $1,134 million in the third quarter of 2012. Our group life business reflects a decrease in benefit costs from retrospectively experience-rated contracts that resulted in decreased premiums, as discussed above. Partially offsetting this decrease are greater benefit costs on non-retrospectively experience-rated business due to less favorable claims experience, as well as the unfavorable variance from reserve refinements, reflecting the impact of annual actuarial assumption updates, as discussed above. Our group disability business reflects an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims partially offset by an increase in claim terminations.

The group life benefits ratio deteriorated 1.4 percentage points from the third quarter of 2011 to the third quarter of 2012 primarily due to less favorable claims experience in the non-retrospectively experience-rated business and the unfavorable variance from reserve refinements, reflecting the impact of annual actuarial assumption updates, as discussed above. The group disability benefits ratio was relatively unchanged from the third quarter of 2011. The group life administrative operating expense ratio deteriorated 0.5 percentage points from the third quarter of 2011 to the third quarter of 2012 primarily due to an increase in operating costs. The group disability administrative operating expense ratios improved 1.4 percentage points from the third quarter of 2011 to the third quarter of 2012 primarily due to an increase in premiums from business growth.

2012 to 2011 Nine Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $74 million, from $4,101 million in the first nine months of 2011 to $4,175 million in the first nine months of 2012. This increase reflects a $32 million increase in policyholders’ benefits, including the change in policy reserves, from $3,383 million in the first nine months of 2011 to $3,415 million in the first nine months of 2012. Our group disability business reflects an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims and growth in the business. Also contributing to the increase in benefits and expenses are higher general and administrative expenses driven by higher costs, primarily related to premium tax estimates, as discussed above. Our group life business reflects a decrease in benefit costs primarily from retrospectively experience-rated contracts that resulted in decreased premiums, as discussed above. This was partially offset by unfavorable claims experience from an increase in severity in the first quarter of 2012 and an increase in benefits from growth in the non-retrospectively experience-rated business, as well as the unfavorable variance from reserve refinements, reflecting the impact of annual actuarial assumption updates, as discussed above.

The group life benefits ratio deteriorated 0.9 percentage points from the first nine months of 2011 to the first nine months of 2012, primarily due to unfavorable claims experience reflecting an increase in severity in the first quarter of 2012, partially offset by lower claim incidence on non-retrospectively experience-related contracts. The group disability benefits ratio deteriorated 6.3 percentage points from the first nine months of 2011 to the first nine months of 2012 primarily due to an increase in the number and severity of long-term disability claims. The group life administrative operating expense ratio deteriorated 1.1 percentage points from the first nine months of 2011 to the first nine months of 2012 primarily due to the unfavorable comparative impact of updates to premium tax estimates and an increase in operating costs. The group disability administrative operating expense ratio was relatively unchanged from the first nine months of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Annualized new business premiums(1):
Group life	$18	$23	$253	$437
Group disability(2)	28	17	128	129

Total	$46	$40	$381	$566

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes dental products.

2012 to 2011 Three Month Comparison. Total annualized new business premiums increased $6 million, from $40 million in the third quarter of 2011 to $46 million in the third quarter of 2012 resulting from increased long-term disability sales to existing clients, partially offset by lower premiums in group life associated with the assumption of existing liabilities from third parties.

2012 to 2011 Nine Month Comparison. Total annualized new business premiums decreased $185 million, from $566 million in the first nine months of 2011 to $381 million in the first nine months of 2012 primarily driven by group life sales reflecting the impact of a large market case sale to a new customer in the first nine months of 2011. Group disability sales were relatively unchanged.

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

	September 30, 2012	December 31, 2011
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$3.0	$2.5
Dual currency and synthetic dual currency investments(2)	1.0	1.0

	4.0	3.5

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
Available-for-sale U.S. dollar-denominated investments, at amortized cost	7.0	6.8
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.3	0.3
Other(1)	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(3)	7.4	7.2
Yen-denominated liabilities held in U.S. dollar-based entities(4)	0.8	0.8

	8.2	8.0

Total hedges	$12.2	$11.5

Total U.S. GAAP equity of Japanese insurance subsidiaries, as adjusted(5)	$9.6	$9.5

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.
(3)	Excludes $26.4 billion and $23.7 billion as of September 30, 2012 and December 31, 2011, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.
(5)	Excludes “Accumulated other comprehensive income (loss)” components of equity and certain other adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(27)	$(56)	$(70)	$(129)
Corporate and Other operations:
Impact of intercompany arrangement(1)	27	56	70	129
Settlement gains (losses) on forward currency contracts	(18)	(41)	(66)	(107)

Net benefit (detriment) to Corporate and Other operations	9	15	4	22

Net impact on consolidated revenues and adjusted operating income	$(18)	$(41)	$(66)	$(107)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of September 30, 2012 and December 31, 2011, the notional amounts of these forward currency contracts were $3.6 billion and $3.0 billion, respectively, of which $3.0 billion and $2.5 billion, respectively, were related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments is yen-denominated while the related interest income is U.S. dollar-denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar-denominated interest income. Our Japanese insurance operations also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of September 30, 2012 and December 31, 2011, the notional amount of these investments was ¥237 billion, or $2.2 billion, and ¥280 billion, or $2.5 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The weighted average yields generated by these investments were 3.4% for both the three and nine months ended September 30, 2012, and 2.9% and 3.0% for the three and nine months ended September 30, 2011, respectively.

Below is the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	September 30, 2012	December 31, 2011
	(in millions)
Cross-currency coupon swap agreements	$(64)	$(105)
Foreign exchange component of interest on dual currency investments	(117)	(128)

Total	$(181)	$(233)

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss),” whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP, are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three and nine months ended September 30, 2012, “Realized investment gains (losses), net, and related adjustments” includes net losses of $384 million and $191 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain related non-yen denominated assets. These net losses were primarily driven by the weakening of the yen against both the Australian and U.S. dollar.

The table below presents the carrying value of insurance liabilities related to products offered in non-local currencies within our Japanese insurance operations as of the periods indicated.

	September 30, 2012	December 31, 2011
	(in billions)
U.S. dollar-denominated products	$25.3	$23.4
Australian dollar-denominated products	7.9	6.2
Euro-denominated products	0.3	0.2

Total	$33.5	$29.8

As of September 30, 2012 and December 31, 2011, $5.4 billion and $4.5 billion, respectively, of insurance liabilities for U.S. dollar-denominated products presented in the table above are associated with Prudential of Japan and coinsured to our U.S. domiciled insurance entities. These U.S. dollar-denominated liabilities are supported by U.S. dollar-denominated assets and are not subject to the remeasurement mismatch described above.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 85 yen per U.S. dollar and Korean won at a rate of 1180 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,237	$2,076	$6,746	$6,117
Gibraltar Life and Other operations	5,942	3,054	13,713	8,382

	8,179	5,130	20,459	14,499

Benefits and expenses:
Life Planner operations	1,844	1,745	5,597	5,171
Gibraltar Life and Other operations	5,552	2,725	12,792	7,540

	7,396	4,470	18,389	12,711

Adjusted operating income:
Life Planner operations	393	331	1,149	946
Gibraltar Life and Other operations	390	329	921	842

	783	660	2,070	1,788

Realized investment gains (losses), net, and related adjustments(1)	(483)	1,366	(443)	879
Related charges(2)	(17)	(12)	(38)	(12)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(4)	(109)	66	(136)
Change in experience-rated contractholder liabilities due to asset value changes(4)	4	109	(66)	136
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(64)	(100)	(77)	(267)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$219	$1,914	$1,512	$2,388

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. Realized investment gains (losses), net, and related adjustments includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that have been economically hedged, as discussed above. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Integration of Star and Edison

We have made significant progress integrating the acquired former Star and Edison businesses with Gibraltar Life and, as a result, have reduced our expected pre-tax integration costs by $50 million and now anticipate incurring approximately $450 million of total integration costs. In aggregate, we have incurred $303 million of pre-tax integration costs, of which $174 million was in 2011 and $129 million was in the first nine months of 2012. After integration is complete, we continue to expect annual cost savings of approximately $250 million, and to achieve two-thirds of the annual savings by the end of 2012. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

2012 to 2011 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $62 million, from $331 million in the third quarter of 2011 to $393 million in the third quarter of 2012, including a net favorable impact of $14 million from currency fluctuations. The current quarter includes a $20 million benefit from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of our business. Excluding the impact from these items, adjusted operating income of our Life Planner operations increased $28 million driven by the continued growth of business in force, strong persistency in our Japanese Life Planner operations and, to a lesser extent, higher net spread earnings reflecting the impact of portfolio growth and crediting rate declines, offset by the impact of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $61 million, from $329 million in the third quarter of 2011 to $390 million in the third quarter of 2012, including a favorable impact of $13 million from currency fluctuations. Integration costs relating to the acquisition of the Star and Edison Businesses were $34 million in the current year quarter, reflecting a decrease of $9 million from the prior year quarter. Adjusted operating income for both periods reflect the impact of partial sales of our investment, through a consortium, in China Pacific Group, which contributed a $60 million benefit to the current quarter compared to an $84 million benefit in the prior year quarter. As of September 30, 2012, the value of our indirect investment in China Pacific Group was $62 million, including an unrealized gain of $48 million. There are no restrictions on the consortium of investors from selling its remaining interest in China Pacific Group.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $63 million, primarily reflecting business growth across all distribution channels, as well as a $41 million benefit from cost savings resulting from Star and Edison integration synergies in the current quarter compared to $6 million in the year ago quarter. Additionally, adjusted operating income for the current quarter reflects greater contributions from investment results driven by favorable impacts from our equity method investments and portfolio growth, largely offset by lower yields on our investment portfolio compared to the prior year.

2012 to 2011 Nine Month Comparison. Adjusted operating income from Life Planner operations increased $203 million, from $946 million in the first nine months of 2011 to $1,149 million in the first nine months of 2012, including a net favorable impact of $41 million from currency fluctuations. The current quarter benefitted $20 million from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of our business. In addition, the increase in adjusted operating income includes a $19 million benefit reflecting the comparative impact of a $13 million charge in the 2011 period associated with estimated claims and expenses arising from the earthquake in Japan, and a $6 million benefit in the current year period resulting from a cash distribution received from the Japan Financial Stability Fund. Excluding the impact of these items, adjusted operating income for our Life Planner operations increased $123 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency in our Japanese Life Planner operations.

Adjusted operating income from our Gibraltar Life and Other operations increased $79 million, from $842 million in the first nine months of 2011 to $921 million in the first nine months of 2012, including a favorable impact of $35 million from currency fluctuations. The increase in adjusted operating income reflects the absence of a $56 million charge recognized in the prior year period associated with estimated claims and expenses arising from the 2011 earthquake in Japan, as well as a $33 million benefit in the current year resulting from a cash distribution received from the Japan Financial Stability Fund. Partly offsetting these favorable variances is a $34 million charge in the current year associated with an agreement entered into with DLF Ltd., or “DLF,” relating to our life insurance joint venture with DLF in India, for certain obligations to DLF in connection with the continuation of that venture with a potential new partner. Additionally, results for the first nine months of 2012 include $129 million of integration costs relating to the acquisition of the Star and Edison Businesses, compared to $119 million of integration and transaction costs in the prior year period. Both periods benefited from the impact of partial sales of our investment, through a consortium, in China Pacific Group, which contributed $60 million in the current year period compared to $237 million in the prior year period.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $176 million, primarily reflecting business growth across all distribution channels, including greater contributions from our cancer whole life products due to increased sales, and cost savings of $112 million resulting from Star and Edison integration synergies, compared to $13 million of cost savings in the year ago period. In addition, the current year benefit resulting from the impact of including two additional months of earnings from the former Star and Edison Businesses was largely offset by lower yields on our investment portfolio and higher policy benefits and expenses.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $3,049 million, from $5,130 million in the third quarter of 2011 to $8,179 million in the third quarter of 2012, including a net favorable impact of $171 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,878 million, from $4,920 million in the third quarter of 2011 to $7,798 million in the third quarter of 2012.

Revenues from our Life Planner operations increased $161 million, from $2,076 million in the third quarter of 2011 to $2,237 million in the third quarter of 2012, including a net unfavorable impact of $15 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $176 million, from $1,997 million in the third quarter of 2011 to $2,173 million in the third quarter of 2012. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $130 million driven by growth of business in force and continued strong persistency. Net investment income increased $46 million primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $2,888 million, from $3,054 million in the third quarter of 2011 to $5,942 million in the third quarter of 2012, including a net favorable impact of $186 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $2,702 million, from $2,923 million in the third quarter of 2011 to $5,625 million in the third quarter of 2012. This increase reflects a $2,671 million increase in premiums and policy charges and fee income primarily driven by growth in the bank distribution channel, including $2,710 million of higher premiums from sales of yen-denominated single premium whole life policies. Also contributing to the increase in revenues is higher net investment income of $72 million primarily reflecting investment portfolio growth and favorable results from our equity method investments, partly offset by lower yields in comparison to the prior year quarter. Partially offsetting these increases is lower asset management fees and other income driven by the impact of partial sales, in both comparative periods, of our indirect investment in China Pacific Group, as discussed above.

2012 to 2011 Nine Month Comparison. Revenues increased $5,960 million, from $14,499 million in the first nine months of 2011 to $20,459 million in the first nine months of 2012, including a net favorable impact of $475 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $5,485 million, from $14,140 million in the first nine months of 2011 to $19,625 million in the first nine months of 2012.

Revenues from our Life Planner operations increased $629 million, from $6,117 million in the first nine months of 2011 to $6,746 million in the first nine months of 2012, including a net favorable impact of $22 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $607 million, from $5,964 million in the first nine months of 2011 to $6,571 million in the first nine months of 2012. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $469 million driven by growth of business in force and continued strong persistency. Net investment income increased $117 million primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio compared to the prior year period.

Revenues from our Gibraltar Life and Other operations increased $5,331 million, from $8,382 million in the first nine months of 2011 to $13,713 million in the first nine months of 2012, including a net favorable impact of $453 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $4,878 million, from $8,176 million in the first nine months of 2011 to $13,054 million in the first nine months of 2012. This increase reflects a $4,734 million increase in premiums and policy charges and fee income reflecting growth in the bank distribution channel, including $3,865 million of higher premiums from sales of yen-denominated single premium whole life policies, as well as higher renewal premiums of $760 million in the Life Consultant distribution channel. Also contributing to the increase in revenues is higher net investment income of $308 million primarily reflecting investment portfolio growth, partially offset by lower investment portfolio yields. Asset management fees and other income declined compared to the prior year period primarily driven by the impact of partial sales of our indirect investment in China Pacific Group, resulting in a $60 million gain in the current year period compared to a $237 million gain in the prior year period. This impact is partially offset by the $33 million benefit related to the distribution received in the current year period from the Japan Financial Stability Fund.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $2,926 million, from $4,470 million in the third quarter of 2011 to $7,396 million in the third quarter of 2012, including a net unfavorable impact of $144 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,782 million, from $4,198 million in the third quarter of 2011 to $6,980 million in the third quarter of 2012.

Benefits and expenses of our Life Planner operations increased $99 million, from $1,745 million in the third quarter of 2011 to $1,844 million in the third quarter of 2012, including a net favorable impact of $29 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $128 million, from $1,639 million in the third quarter of 2011 to $1,767 million in the third quarter of 2012. Benefits and expenses of our Japanese Life Planner operations increased $89 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force. The current quarter also benefitted from a $20 million reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of our business.

Benefits and expenses of our Gibraltar Life and Other operations increased $2,827 million, from $2,725 million in the third quarter of 2011 to $5,552 million in the third quarter of 2012, including an unfavorable impact of $173 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $2,654 million, from $2,559 million in the third quarter of 2011 to

$5,213 million in the third quarter of 2012. Policyholder benefits, including changes in reserves, increased $2,660 million primarily driven by higher sales of yen-denominated single premium whole life policies in the current quarter. This is partly offset by lower general and administrative expenses, net of capitalization, driven by cost savings in the current year quarter resulting from Star and Edison integration synergies.

2012 to 2011 Nine Month Comparison. Benefits and expenses increased $5,678 million, from $12,711 million in the first nine months of 2011 to $18,389 million in the first nine months of 2012, including a net unfavorable impact of $399 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $5,279 million, from $12,197 million in the first nine months of 2011 to $17,476 million in the first nine months of 2012.

Benefits and expenses of our Life Planner operations increased $426 million, from $5,171 million in the first nine months of 2011 to $5,597 million in the first nine months of 2012, including a net favorable impact of $19 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $445 million, from $4,948 million in the first nine months of 2011 to $5,393 million in the first nine months of 2012. Benefits and expenses of our Japanese Life Planner operations increased $363 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force, partially offset by the absence of charges recognized in the prior year period associated with estimated claims from the 2011 earthquake in Japan. Additionally, the current period includes a $20 million benefit from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of our business.

Benefits and expenses of our Gibraltar Life and Other operations increased $5,252 million, from $7,540 million in the first nine months of 2011 to $12,792 million in the first nine months of 2012, including an unfavorable impact of $418 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $4,834 million, from $7,249 million in the first nine months of 2011 to $12,083 million in the first nine months of 2012. Policyholder benefits, including changes in reserves, increased $4,408 million primarily driven by higher sales of yen-denominated single premium whole life products in the first nine months of 2012, partially offset by the absence of charges recognized in the prior year period associated with estimated claims from the 2011 earthquake in Japan. Higher general and administrative expenses, net of capitalization, are driven primarily by increased costs supporting business growth and the $34 million charge associated with an agreement entered into with DLF, as discussed above, partially offset by cost savings in the current year period resulting from Star and Edison integration synergies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$274	$291	$1,070	$856
Gibraltar Life	680	570	1,911	1,487

Total	$954	$861	$2,981	$2,343

On a constant exchange rate basis:
Life Planner operations	$264	$273	$1,036	$817
Gibraltar Life	636	537	1,810	1,424

Total	$900	$810	$2,846	$2,241

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

Our Life Planners’ primary objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as to small businesses, whereas Gibraltar’s Life Consultants, previously identified as Life Advisors, primarily sell individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Supplementing our core Life Planner and Gibraltar Life Consultant distribution channels, bank distribution channel sales primarily consist of products intended to provide premature death protection and retirement income, such as our yen-denominated single premium whole life product, as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Our independent agency channel sells protection products and high cash value products for retirement benefits through the business market and sells a variety of other products including protection, medical and fixed annuity products through the individual market.

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

The amount of annualized new business premiums for any given period can be significantly impacted by several factors, including but not limited to, changes in credited interest rates for certain products and other product modifications, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to such changes becoming effective, and then fluctuate in the other direction following such changes.

The tables below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2012					Three Months Ended September 30, 2011
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$116	$21	$102	$25	$264	$103	$47	$109	$14	$273
Gibraltar Life:
Life Consultants	105	28	29	31	193	110	53	39	51	253
Banks(3)	378	0	2	26	406	104	8	7	46	165
Independent Agency	16	7	10	4	37	56	35	4	24	119

Subtotal	499	35	41	61	636	270	96	50	121	537

Total	$615	$56	$143	$86	$900	$373	$143	$159	$135	$810

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The three months ended September 30, 2012 and 2011 include $8 million and $50 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 84% and 13%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2012, and 23% and 59%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2011.

2012 to 2011 Three Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $90 million, from $810 million in the third quarter of 2011 to $900 million in the third quarter of 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $9 million, from $273 million in the third quarter of 2011 to $264 million in the third quarter of 2012, including a $27 million decline in Japan. The current period decline in Japan sales was driven by accelerated sales of cancer whole life and U.S. dollar-denominated retirement income products in the preceding quarters of 2012. The increased sales of cancer products were in advance of an April 2012 tax law change which impacted the corporate tax deductibility of premiums paid for these products, and the increased sales of U.S. dollar-denominated retirement income products were in advance of a crediting rate change effective June 2012. These unfavorable items were partly offset by higher sales of yen-denominated retirement income products in the corporate market as well as growth in Korea, Brazil, and Italy, including the introduction of new products into these markets.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $99 million, from $537 million in the third quarter of 2011 to $636 million in the third quarter of 2012. The increase in annualized new business premiums was driven by higher sales of $241 million in the bank channel driven by higher demand for our yen-denominated single premium whole life products primarily reflecting a benefit from actions taken by certain of our competitors to limit sales and lower crediting rates on these products. This benefit was partly offset by lower sales of U.S. dollar-denominated whole life and retirement income products as well as cancer whole life products due to an acceleration of sales to the preceding quarters of 2012. The accelerated sales of U.S. dollar-denominated whole life and retirement income products was in advance of crediting rate changes effective April 2012, and the increased sales of cancer products were in advance of the April 2012 tax law change discussed above.

	Nine Months Ended September 30, 2012					Nine Months Ended September 30, 2011
	Life	Accident & Health(1)	Retirement(2)	Annuity	Total	Life	Accident & Health(1)	Retirement(2)	Annuity	Total
	(in millions)
Life Planners	$348	$163	$466	$59	$1,036	$314	$131	$339	$33	$817
Gibraltar Life:
Life Consultants	310	118	144	107	679	301	137	79	149	666
Banks(3)	710	34	10	85	839	277	33	18	108	436
Independent Agency	54	182	35	21	292	129	138	11	44	322

Subtotal	1,074	334	189	213	1,810	707	308	108	301	1,424

Total	$1,422	$497	$655	$272	$2,846	$1,021	$439	$447	$334	$2,241

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The nine months ended September 30, 2012 and 2011 include $297 million and $164 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 66% and 24%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2012, and 27% and 52%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2011.

2012 to 2011 Nine Month Comparison. On a constant exchange rate basis, annualized new business premiums increased $605 million, from $2,241 million in the first nine months of 2011 to $2,846 million in the first nine months of 2012.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $219 million, from $817 million in the first nine months of 2011 to $1,036 million in the first nine months of 2012. This increase was driven by higher sales in Japan of $185 million reflecting increased demand for U.S. dollar-denominated retirement income products in anticipation of a change in crediting rate that became effective in June 2012, higher demand for yen-denominated retirement income products in the corporate market, and increased demand for cancer products in anticipation of the tax law change enacted in April 2012. Additionally, sales increased due to growth in our operations in Brazil, Taiwan, Korea, and Italy, including the introduction of new products into these markets.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $386 million, from $1,424 million in the first nine months of 2011 to $1,810 million in the first nine months of 2012. The increase in annualized new business premiums was driven by increased sales of $403 million in the bank channel driven by increased sales of yen-denominated single premium whole life products reflecting a benefit from actions taken by certain of our competitors to limit sales and lower crediting rates on these products. Sales also benefitted from increased demand for U.S. dollar denominated whole life and retirement income products in anticipation of pricing changes in April 2012, as well as increased demand for cancer whole life products in anticipation of tax law changes for these products, as discussed above. In addition, the benefit from including two additional months of sales from the former Star and Edison businesses when compared to the previous year period was partially offset by a temporary decline in sales in January 2012 attributable to an expected disruption in productivity resulting from the merger of these businesses on January 1, 2012. Sales in 2012 were also negatively impacted by the discontinuation of certain products previously offered by Star and Edison.

The number of Life Planners increased by 230 from 6,699 as of September 30, 2011 to 6,929 as of September 30, 2012, driven by increases of 77 and 65 in Poland and Korea, respectively, reflecting stronger recruitment and retention and 76 in Brazil due to agency growth. Also contributing to the increase in Life Planners over the past twelve months were increases of 25 in Japan, 21 in Italy, and 7 in Argentina, partly offset by a decline of 39 in Taiwan.

The number of Gibraltar Life Consultants decreased by 1,253 from 12,936 as of September 30, 2011 to 11,683 as of September 30, 2012 primarily driven by anticipated resignations and terminations of former Star and Edison Life Consultants, due in part to their failure to meet minimum sales production standards.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, and certain strategic joint venture investments, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to our Capital Protection Framework, as described below; and (8) the impact of transactions with and between other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating results:
Capital debt interest expense	$(176)	$(155)	$(519)	$(459)
Net investment income, net of interest expense, excluding capital debt interest expense	(12)	(20)	(38)	(15)
Pension income and employee benefits	22	56	54	139
Other corporate activities(1)	(286)	(230)	(576)	(523)

Adjusted operating income	(452)	(349)	(1,079)	(858)

Realized investment gains (losses), net, and related adjustments(2)	90	(1,312)	(9)	(1,304)
Related charges(3)	(18)	56	(15)	64
Divested businesses(4)	(685)	43	(657)	49
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	1	3	(2)	2

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,064)	$(1,559)	$(1,762)	$(2,047)

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(3)	Benefits and expenses exclude charges which represent consolidating adjustments.
(4)	See “—Divested Businesses.”

(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relate to the equity interests of minority investors.

2012 to 2011 Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $103 million, from $349 million in the third quarter of 2011 to $452 million in the third quarter of 2012. Capital debt interest expense increased $21 million primarily due to higher levels of capital debt. Increases in net investment income, net of interest expense, excluding capital debt interest expense, of $8 million partially offset these deficits reflecting less unfavorable results from reduced levels of debt proceeds held as cash. Net charges from other corporate activities increased $56 million. The third quarter of 2012 includes a $78 million charge in the third quarter of 2012 from the impact of an annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. In addition, corporate retained expenses in the third quarter of 2012 includes an increase of $73 million to our compensation liabilities, primarily due to the impact of equity markets on deferred compensation plans, $16 million of charges related to the prepayment of outstanding debt and $10 million in less favorable results from our corporate foreign exchange hedging activities. These charges are offset by the absence of a $99 million increase in reserves for estimated payments arising from use of the new Social Security Master Death file criteria to identify deceased policy and contract holders and a $20 million expense related to a voluntary contribution to be made to the insurance industry insolvency fund, related to Executive Life Insurance, both reflected in the third quarter of 2011.

Results from corporate operations pension income and employee benefits decreased $34 million primarily due to a decrease in income from our qualified pension plan and an increase in retained employee benefits costs. Income from our qualified pension plan decreased $15 million, from $73 million in the third quarter of 2011 to $58 million in the third quarter of 2012 driven by changes in the discount rate and expected rate of return on plan assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

2012 to 2011 Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $221 million, from $858 million in the first nine months of 2011 to $1,079 million in the first nine months of 2012. Capital debt interest expense increased $60 million primarily due to higher levels of capital debt. Net investment income, net of interest expense, excluding capital debt interest expense, decreased $23 million reflecting less favorable results from equity method investments and higher levels of operating debt. Net charges from other corporate activities for the first nine months of 2012 include a $78 million charge from the impact of an annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation and a $31 million increase in our estimate of payments arising from the use of new Social Security Death File matching criteria to identify deceased policy and contract holders. In addition, retained in corporate expenses increased the first nine months of 2012, primarily from corporate advertising, the results of our corporate foreign exchange hedging activities and the prepayment of outstanding debt. These increases are offset by the absence of a $99 million increase in reserves for estimated payments arising from use of the new Social Security Master Death file criteria to identify deceased policy and contract holders and a $20 million expense related to a voluntary contribution to be made to the insurance industry insolvency fund, related to Executive Life Insurance, both reflected in the first nine months of 2011.

Results from corporate operations pension income and employee benefits decreased $85 million primarily due to a decrease in income from our qualified pension plan and an increase in retained employee benefits costs.

Income from our qualified pension plan decreased $44 million, from $218 million in the first nine months of 2011 to $174 million in the first nine months of 2012 driven by changes in the discount rate and expected rate of return on plan assets as discussed above.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes among other initiatives, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Liquidity and Capital Resources of Subsidiaries—Domestic Insurance Subsidiaries.” This hedge program resulted in charges for amortization of derivative costs of $11 million and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $28 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively. The market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” were a loss of $14 million and a gain of $17 million for the three months ended September 30, 2012 and 2011, respectively. The market value changes of these derivatives were a loss of $17 million and a gain of $18 million for the nine months ended September 30, 2012 and 2011, respectively. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of our risk position or other factors.

In addition to hedging equity market exposure, we may choose to manage the interest rate risk associated with certain of our products by holding capital against a portion of the interest rate exposure rather than fully hedging the risk. “Realized investment gains (losses), net and related adjustments” includes net gains of $139 million and net losses of $1,428 million for the three months ended September 30, 2012 and 2011 respectively, and net losses of $155 million and $1,459 million for the nine month ended September 30, 2012 and 2011, respectively, resulting from our decision to utilize this strategy to manage a portion of our interest rate risk. The capital consequences associated with our decision to hold capital against a portion of our interest rate exposure have been factored into our Capital Protection Framework.

In addition, we manage certain of the risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Through our Capital Protection Framework, we maintain access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs that may arise related to this hedging program.

For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of September 30, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $781 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,582 million at September 30, 2012, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
U.S. GAAP results:
Revenues	$1,504	$1,695	$4,657	$5,046
Benefits and expenses	1,435	1,649	4,560	4,955

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$69	$46	$97	$91

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2012 to 2011 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $23 million, from $46 million of income in the third quarter of 2011 to $69 million in the third quarter of 2012. Results for third quarter of 2012 include $166 million of lower realized investment gains, primarily driven by market value declines on derivatives used to hedge foreign denominated investments. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Partially offsetting this item was a $34 million lower increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. As a result of the above and other variances, a $2 million policyholder dividend obligation expense was recorded in the third quarter of 2012, compared to $160 million in the third quarter of 2011. As noted above, as of September 30, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $781 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation.

2012 to 2011 Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $6 million, from $91 million in the first nine months of 2011 to $97 million in the first nine months of 2012. Results for the first nine months of 2012 include $267 million of lower realized investment gains, primarily due to lower trading gains on equity and fixed maturity investments, as well as unfavorable changes in the value of derivatives used to manage portfolio duration resulting from changes in interest rates. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Also contributing to the decline in results was a $48 million decrease in net investment income primarily due to lower reinvestment rates and a $36 million expense related to an increase in the change in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. As a result of the above and other variances, a $19 million policyholder dividend obligation expense was recorded in the first nine months of 2012, compared to $396 million in the first nine months of 2011.

Revenues

2012 to 2011 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $191 million, from $1,695 million in the third quarter of 2011 to $1,504 million in the third quarter of 2012, principally driven by the $166 million decrease in net realized investment gains, as discussed above. In addition, net investment income decreased by $22 million primarily reflecting the impact of lower reinvestment rates and lower average invested assets as the business runs off.

2012 to 2011 Nine Month Comparison. Revenues decreased $389 million, from $5,046 million in the first nine months of 2011 to $4,657 million in the first nine months of 2012, principally driven by the $267 million decrease in net realized investment gains, as discussed above. Premiums declined by $70 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Also contributing to the decline in revenues was a $48 million decrease in net investment income, as discussed above.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $214 million, from $1,649 million in the third quarter of 2011 to $1,435 million in the third quarter of 2012. This decrease was driven by a $161 million decline in dividends to policyholders including a $158 million decrease in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $52 million primarily due to a lower increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

2012 to 2011 Nine Month Comparison. Benefits and expenses decreased $395 million, from $4,955 million in the first nine months of 2011 to $4,560 million in the first nine months of 2012. This decrease was driven by a $394 million decline in dividends to policyholders including a decrease of $377 million in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings, as well as a $17 million decline in dividends paid and accrued to policyholders driven by a decline in policies in force. These favorable items were partially offset by an increase in policyholders’ benefits, including changes in reserves, of $8 million primarily due to an increase in the change in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and unfavorable mortality experience, partly offset by lower expenses, in line with the decline in premiums, due to the expected in force decline as policies terminate.

Income Taxes

Our income tax provision amounted to an income tax benefit of $331 million in the third quarter of 2012 compared to an expense of $860 million in the third quarter of 2011. The decrease in income tax expense primarily reflects the decrease in pre-tax net income from continuing operations before income taxes and equity in earnings of operating joint ventures from the third quarter of 2011 to the third quarter of 2012.

Our income tax provision amounted to an income tax expense of $572 million in the first nine months of 2012 compared to an expense of $1,312 million in the first nine months of 2011. The first nine months of 2012 and 2011 includes $343 million and $240 million, respectively, of an additional U.S. tax related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The increase in the additional U.S. tax is a result of the merger of Star and Edison Businesses into the Gibraltar Life Insurance Company, Ltd. It represents the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax will ever be paid. In addition, income tax expense for the first nine months of 2011 includes a $42 million tax benefit from the release of a valuation allowance related to a foreign subsidiary. Excluding the impact of the “double tax” and the release of the valuation allowance, the income tax expense decreased primarily due to the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures from the first nine months of 2011 to the first nine months of 2012.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $(2) million and $(9) million for the three months ended September 30, 2012 and 2011, respectively, and $12 million and $21 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Long-Term Care Business	$(680)	$19	$(662)	$34
Real Estate and Relocation Services Business	7	22	21	25
Individual Health Insurance	(1)	(1)	(7)	(11)
Property and Casualty	(13)	1	(10)	2
Financial Advisory	(2)	(2)	(5)	(6)
Other	4	4	6	5

Total divested businesses excluded from adjusted operating income	$(685)	$43	$(657)	$49

In July 2012, we announced our decision to cease sales of group long-term care insurance reflecting the challenging economics of the long-term care market including the continued low interest rate environment as well as our desire to focus our resources on our core group life and disability businesses. We discontinued sales of group long-term care products effective August 1, 2012, or a later date as may be required by specific state law. We notified our clients of our intent to continue to accept enrollments on existing group long-term care contracts through June 30, 2013 or later as required by contractual provisions. In March 2012, we also discontinued sales of our individual long-term care products. As a result of our decision to wind down this business, we have reflected the results of the long-term care insurance business, previously reported within the Group Insurance segment, as a divested business for all periods presented. Results for three and nine months ended September 30, 2012, as presented in the table above, include a $693 million net charge, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for our long-term care products, reflecting updates to the estimated profitability of the business, driven by updates to our morbidity assumptions and reductions to our long-term interest rate assumptions, partially offset by expected future premium increases. We have factored into our assumptions our best estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$268	$119	$436	$306
Derivatives	(25)	(102)	(66)	(135)
Commercial mortgages and other loans	(2)	6	(3)	13
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(258)	(41)	(380)	(212)

Net gains (losses)	$(17)	$(18)	$(13)	$(28)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(4)	$(109)	$66	$(136)
Change in experience-rated contractholder liabilities due to asset value changes	4	109	(66)	136

Net gains (losses)	$0	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$264	$10	$502	$170
Derivatives	(25)	(102)	(66)	(135)
Commercial mortgages and other loans	(2)	6	(3)	13
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(254)	68	(446)	(76)

Net gains (losses)	$(17)	$(18)	$(13)	$(28)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $4 million and $8 million as of September 30, 2012 and 2011, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $19 million and $17 million for the three months ended September 30, 2012 and 2011, respectively, and increases of $19 million and $31 million for the nine months ended September 30, 2012 and 2011, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net losses of $17 million and $18 million for the three months ended September 30, 2012 and 2011, respectively, and net losses of $13 million and $28 million for the nine months ended September 30, 2012 and 2011, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

	As of September 30, 2012				As of December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$226,015	$3,958	$47,366	$1,180	$208,132	$3,098	$46,516	$1,132
Trading account assets supporting insurance liabilities:
Fixed maturities	18,489	535	0	0	17,619	498	0	0
Equity securities	1,003	19	0	0	911	20	0	0
Short-term investments and cash equivalents	640	0	0	0	951	0	0	0

Subtotal	20,132	554	0	0	19,481	518	0	0
Other trading account assets:
Fixed maturities	1,017	102	136	0	1,302	114	189	0
Equity securities	1,429	1,135	128	114	1,493	1,153	128	123
All other(2)	3,164	32	0	0	2,433	93	0	0

Subtotal	5,610	1,269	264	114	5,228	1,360	317	123
Equity securities, available-for-sale	4,821	334	3,171	12	4,413	333	3,122	27
Commercial mortgage and other loans	248	68	0	0	600	86	0	0
Other long-term investments	1,675	1,014	(100)	0	1,107	1,110	185	0
Short-term investments	7,774	0	1,470	0	8,232	0	528	0
Cash equivalents	8,575	0	792	0	8,392	0	1,037	0
Other assets	75	8	110	0	(13)	9	111	0

Subtotal excluding separate account assets	274,925	7,205	53,073	1,306	255,572	6,514	51,816	1,282
Separate account assets	247,510	20,339	0	0	218,380	19,358	0	0

Total assets	$522,435	$27,544	$53,073	$1,306	$473,952	$25,872	$51,816	$1,282

Future policy benefits	$3,638	$3,638	$0	$0	$2,886	$2,886	$0	$0
Other liabilities(2)	565	395	0	0	444	285	0	0

Total liabilities	$4,203	$4,033	$0	$0	$3,330	$3,171	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.3% and 5.5% as of September 30, 2012 and December 31, 2011, respectively, for the Financial Services Businesses, and 2.5% as of both September 30, 2012 and December 31, 2011, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the discounted cash flow or other valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.1 billion as of September 30, 2012 and $3.2 billion as of December 31, 2011 of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.7 billion as of September 30, 2012 and $1.6 billion as of December 31, 2011 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of September 30, 2012 and December 31, 2011, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion and $0.4 billion as of September 30, 2012 and December 31, 2011, respectively.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include first-to-default credit basket swaps, look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $26 million and $1 million, respectively, as of September 30, 2012 and $84 million and $3 million, respectively, as of December 31, 2011, without giving consideration to the impact of netting.

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

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. As a result, the liability included in future policy benefits is reflected within Level 3 in our fair value hierarchy. Future policy benefits classified as Level 3 were net liabilities of $3,638 million and $2,886 million as of September 30, 2012 and December 31, 2011, respectively. The change was driven by changes in the fair values of our GMAB, GMWB and GMIWB liabilities, primarily reflecting declines in interest rates and tightening of our NPR credit spreads, partially offset by the impact of equity market appreciation. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, net changes in the allowance for losses, as well as gains and losses on sales, certain restructurings and foreclosures on commercial mortgage and other loans and fair value changes on commercial mortgage loans carried at fair value. In addition, realized investment gains and losses are generated by fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment (except those derivatives used in our capacity as a broker or dealer), including those related to certain optional living benefit guarantees and related hedge positions in our Individual Annuities segment. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. As discussed in more detail below, certain of the other-than-temporary impairments recognized for the three months and nine months ended September 30, 2012 primarily relate to losses from foreign currency exchange rate movements on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages, reflecting adverse financial conditions of the respective issuers. Other-than-temporary impairments recognized for the three months and nine months ended September 30, 2011 primarily relate to losses from foreign currency exchange rate movements on securities that are approaching maturity, as well as asset-backed securities collateralized by sub-prime mortgages and Japanese commercial mortgage-backed securities, reflecting adverse financial conditions of the respective issuers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,519)	$2,288	$(1,284)	$2,461
Closed Block Business	74	240	218	485

Consolidated realized investment gains (losses), net	$(1,445)	$2,528	$(1,066)	$2,946

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(85)	$(50)	$(194)	$(87)
Equity securities	10	(82)	(59)	(98)
Commercial mortgage and other loans	23	39	45	65
Derivative instruments	(1,467)	2,398	(1,012)	2,533
Other	0	(17)	(64)	48

Total	$(1,519)	$2,288	$(1,284)	$2,461

Related adjustments	(432)	1,097	(325)	714

Realized investment gains (losses), net, and related adjustments	(1,951)	3,385	(1,609)	3,175

Related charges	648	(1,568)	498	(1,732)

Realized investment gains (losses), net, and related charges and adjustments	$(1,303)	$1,817	$(1,111)	$1,443

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$32	$48	$46	$89
Equity securities	30	28	62	224
Commercial mortgage and other loans	5	7	4	15
Derivative instruments	9	159	109	160
Other	(2)	(2)	(3)	(3)

Total	$74	$240	$218	$485

2012 to 2011 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the third quarter of 2012 were $1,519 million, compared to net realized investment gains of $2,288 million in the third quarter of 2011.

Net realized losses on fixed maturity securities were $85 million in the third quarter of 2012, compared to net realized losses of $50 million in the third quarter of 2011, as set forth in the following table:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$65	$97
Private bond prepayment premiums	6	7

Total gross realized investment gains	71	104

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(82)	(101)
Gross losses on sales and maturities(1)	(72)	(53)
Credit related losses on sales	(2)	0

Total gross realized investment losses	(156)	(154)

Realized investment gains (losses), net—Fixed Maturity Securities	$(85)	$(50)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$(7)	$44

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net losses on sales and maturities of fixed maturity securities were $7 million in the third quarter of 2012 and were primarily due to sales within our International Insurance segment. Net trading gains on sales and maturities of fixed maturity securities were $44 million in the third quarter of 2011 and were primarily due to sales within our Retirement and Individual Annuities segments. Sales of fixed maturity securities in our Individual Annuities segment in 2011 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2012 and 2011.

Net realized gains on equity securities were $10 million in the third quarter of 2012 which included net trading gains on sales of equity securities of $31 million, primarily due to sales within our Corporate and Other operations, partially offset by other-than-temporary impairments of $21 million. Net realized losses on equity securities were $82 million in the third quarter of 2011, which included net trading losses on sales of equity securities of $42 million, primarily due to sales within our International Insurance business and other-than-temporary impairments of $40 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the third quarter of 2012 were $23 million, primarily related to a net decrease in the loan loss reserve of $25 million and higher servicing revenue within our commercial mortgage operations, which was partially offset by realized losses on restructurings and sales of loans held within our Retirement segment. Net realized gains on commercial mortgage and other loans in the third quarter of 2011 were $39 million, primarily related to a net decrease in the loan loss reserve of $42 million and mark-to-market gains on our interim loan portfolio within our commercial mortgage operations, which was partially offset by realized losses from foreclosures and payoffs. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $1,467 million in the third quarter of 2012, compared to net realized gains of $2,398 million in the third quarter of 2011. The net derivative losses in the third quarter of 2012 primarily reflect net losses of $1,360 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also contributing to these losses were net losses of $82 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the weakening of the U.S. dollar against the Japanese yen. The net derivative gains in the third quarter of 2011 primarily reflect net gains of $1,624 million on embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also, contributing to the net derivative gains were net mark-to-market gains of $441 million on interest rate derivatives used to manage duration as interest rates declined, net gains of $262 million on foreign currency forward contracts used in our Star and Edison Businesses to hedge portfolio assets primarily due to the strengthening of the Japanese yen against the U.S. dollar and Australian dollar, and net derivative gains of $73 million on foreign currency derivatives used primarily in our Retirement segment to hedge portfolio assets denominated mainly in Euros and Canadian dollars, as the U.S. dollar strengthened against those currencies. These gains were offset by net losses of $93 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses primarily in Japan due to the weakening of the U.S. dollar against the Japanese yen. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were less than $1 million in the third quarter of 2012. Net realized losses on other investments were $17 million in the third quarter of 2011, which included other-than-temporary impairments of $6 million on real estate and joint ventures and partnerships investments and net trading losses of $11 million primarily from the sale of a joint venture and partnership investment within our International Insurance business.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net negative adjustment of $432 million in the third quarter of 2012. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $103 million, primarily driven by net gains from settlements on interest rate swaps, and gains that represent a principal source of earnings for certain of our businesses. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net negative adjustment of $329 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Related adjustments to realized investment gains (losses) were a net positive adjustment of $1,097 million in the third quarter of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $66 million for the third quarter 2011, primarily driven by net gains from settlements on interest rate swaps, and gains that represent a principal source of earnings for certain of our businesses, partially offset by losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $1,163 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were a net positive adjustment of $648 million and a net negative adjustment of $1,568 million for the third quarter of 2012 and 2011, respectively. These adjustments were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net losses and net gains for the third quarter of 2012 and 2011, respectively, on embedded derivatives and related hedge positions associated with certain variable annuity contracts.

During the third quarter of 2012, we recorded other-than-temporary impairments of $103 million in earnings, compared to other-than-temporary impairments of $147 million recorded in earnings in the third quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$73	$92
Private fixed maturity securities	9	9

Total fixed maturity securities	82	101
Equity securities	21	40
Other invested assets(2)	0	6

Total	$103	$147

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended September 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$13	$15	$28
Due to other accounting guidelines(3)	0	54	54

Total	$13	$69	$82

	Three Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$22	$8	$30
Due to other accounting guidelines(3)	2	69	71

Total	$24	$77	$101

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity other-than-temporary impairments in the third quarter of 2012 were concentrated in the finance, capital goods, consumer non-cyclical, and technology sectors of our corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. During the third quarter of 2012, we recorded other-than-temporary impairments of $51 million in earnings related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments are to be recorded in earnings as they approach maturity. As of September 30, 2012, gross unrealized losses related to those securities maturing between October 1, 2012 and December 31, 2014 are $357 million. Absent a change in currency rates, impairments of approximately $23 million would be recorded in earnings over the remaining three months of 2012 and approximately $123 million in 2013 on these securities. Fixed maturity other-than-temporary impairments in the third quarter of 2011 were concentrated in the consumer non-cyclical, utility, and finance sectors of our corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of both 2012 and 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Other invested assets other-than-temporary impairments in the third quarter of both 2012 and 2011 were mainly driven by a decline in value on certain real estate and joint ventures and partnerships investments.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2012 were $74 million, compared to net realized investment gains of $240 million in the third quarter of 2011.

Net realized gains on fixed maturity securities were $32 million in the third quarter of 2012, compared to net realized gains of $48 million in the third quarter of 2011, as set forth in the following table:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$50	$77
Private bond prepayment premiums	8	7

Total gross realized investment gains	58	84

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(13)	(15)
Gross losses on sales and maturities(1)	(13)	(20)
Credit related losses on sales	0	(1)

Total gross realized investment losses	(26)	(36)

Realized investment gains (losses), net—Fixed Maturity Securities	$32	$48

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$37	$57

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $37 and $57 million in the third quarter of 2012 and 2011, respectively. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2012 and 2011.

Net realized gains on equity securities were $30 million in the third quarter of 2012 which included net trading gains on sales of equity securities of $33 million, partially offset by other-than-temporary impairments of $3 million. Net realized gains on equity securities were $28 million in the third quarter of 2011, which included net trading gains on sales of equity securities of $30 million, partially offset by other-than-temporary impairments of $2 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the third quarter of 2012 of $5 million primarily related to a net decrease in the loan loss reserve. Net realized gains on commercial mortgage and other loans in the third quarter of 2011 of $7 million primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $9 million in the third quarter of 2012, compared to net realized gains of $159 million in the third quarter of 2011. Derivative gains in the third quarter of 2012 primarily reflect net mark-to-market gains of $23 million on interest rate derivatives primarily used to manage duration as short term interest rates decreased and net gains of $15 million on “to be announced” (“TBA”) forward contracts. Partially offsetting these gains were net losses of $25 million related to currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro. The net derivative gains in the third quarter of 2011 primarily reflect net gains of $118 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro. Also, contributing to these gains are net derivative gains of $29 million on “TBA” forward contracts, and $17 million on interest rate derivatives used to manage duration as interest rates declined.

During the third quarter of 2012, we recorded other-than-temporary impairments of $18 million in earnings, compared to other-than-temporary impairments of $19 million recorded in earnings in the third quarter of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$8	$15
Private fixed maturity securities	5	0

Total fixed maturity securities	13	15
Equity securities	3	2
Other invested assets(2)	2	2

Total	$18	$19

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$7	$6	$13
Due to other accounting guidelines	0	0	0

Total	$7	$6	$13

	Three Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$6	$6	$12
Due to other accounting guidelines	3	0	3

Total	$9	$6	$15

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the third quarter of 2012 and 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the third quarter of 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2012 to 2011 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first nine months of 2012 were $1,284 million, compared to net realized investment gains of $2,461 million in the first nine months of 2011.

Net realized losses on fixed maturity securities were $194 million in the first nine months of 2012, compared to net realized losses of $87 million in the first nine months of 2011, as set forth in the following table:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$229	$391
Private bond prepayment premiums	14	23

Total gross realized investment gains	243	414

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(238)	(309)
Gross losses on sales and maturities(1)	(176)	(189)
Credit related losses on sales	(23)	(3)

Total gross realized investment losses	(437)	(501)

Realized investment gains (losses), net—Fixed Maturity Securities	$(194)	$(87)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$53	$202

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2012 were $53 million primarily due to sales within our International Insurance, Retirement, and Individual Annuities segments. Included in the net gains on sales and maturities of fixed maturity securities were $3 million of net gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2011 were $202 million primarily due to sales within our Retirement and Individual Annuities segments. Net gains on sales and maturities in the first nine months of 2011 included $34 million related to asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in 2012 and 2011 were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for additional information regarding our exposure to asset-backed securities collateralized by sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2012 and 2011.

Net realized losses on equity securities were $59 million in the first nine months of 2012. The first nine months of 2012 included other-than-temporary equity securities impairments of $93 million and net trading gains on sales of equity securities of $34 million, which were primarily due to sales within our Corporate and Other operations. Net realized losses on equity securities were $98 million in the first nine months of 2011. The first nine months of 2011 included other-than-temporary equity securities impairments of $85 million and net trading losses on sales of equity securities of $13 million, which were primarily due to sales within our International Insurance business. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the first nine months of 2012 were $45 million, primarily related to a net decrease in the loan loss reserve of $46 million and higher servicing revenue within our commercial mortgage operations, which was partially offset by realized losses related to restructurings and sales of loans held within our Retirement segment. Net realized gains on commercial mortgage and other loans in the first nine months of 2011 were $65 million, primarily related to a net decrease in the loan loss reserve of $146 million, which was partially offset by realized losses on related restructurings and sales within our commercial mortgage operations and International Insurance business. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $1,012 million in the first nine months of 2012, compared to net realized gains of $2,533 million in the first nine months of 2011. The net derivative gains in the first nine months of 2012 primarily reflect net losses of $1,294 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Partially offsetting these losses were net mark-to-market gains of $138 million on interest rate derivatives used to manage duration as interest rates decreased and gains of $91 million on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net derivative gains in the first nine months of 2011 primarily reflect net gains of $1,850 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also, contributing to the net derivative gains were net mark-to-market gains of $416 million on interest rate derivatives used to manage duration as interest rates declined, and net gains of $238 million on Star and Edison foreign currency forward contracts used to hedge portfolio assets primarily due to the strengthening of the Japanese yen against the U.S. dollar and Australian dollar. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were $64 million in the first nine months of 2012, which included other-than-temporary impairments of $74 million on real estate and joint ventures and partnerships investments, of which $58 million relates to prior periods, partially offset by net trading gains of $10 million, primarily from our Corporate and Other segment. Net realized gains on other investments were $48 million in the first nine months of 2011, which included a $61 million gain on the partial sale of a real estate seed investment and $9 million of net trading gains, partially offset by other other-than-temporary impairments of $22 million on real estate and joint venture and partnership investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. The adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Related adjustments to realized investment gains (losses) were a net negative adjustment of $325 million in the first nine months of 2012. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $191 million, primarily driven by net gains from settlements on interest rate swaps, partially offset by losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net negative adjustment of $134 million, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure.

Related adjustments to realized investment gains (losses) were a net positive adjustment of $714 million in the first nine months of 2011. Adjustments for that portion of “Realized investment gains (losses), net” that are included in adjusted operating income were a net negative adjustment of $229 million for the first nine months of 2011, primarily driven by net gains from settlements on interest rate swaps and gains that represent a principal source of earnings for certain of our businesses, partially offset by losses related to the settlements of swaps used to hedge foreign-denominated earnings. Adjustments for that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income were a net positive adjustment of $943 million in the first nine months of 2011, primarily driven by the impact of changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure. Also included in the $943 million adjustment for the first nine months of 2011 was a $95 million loss from an out of period adjustment recorded in the first quarter of 2011, and a $65 million loss related to our counterparty exposure on derivative transactions we had previously held with Lehman Brothers and affiliates. See Note 11 to the Unaudited Interim Consolidated Financial Statements for further details.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Related charges were a net positive adjustment of $498 million and a net negative adjustment of $1,732 million for the first nine months of 2012 and 2011, respectively. These adjustments were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net losses and net gains for the first nine months of 2012 and 2011, respectively, on embedded derivatives and related hedge positions associated with certain variable annuity contracts.

During the first nine months of 2012, we recorded other-than-temporary impairments of $405 million in earnings, compared to total other-than-temporary impairments of $416 million recorded in earnings in the first nine months of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$203	$220
Private fixed maturity securities	35	89

Total fixed maturity securities	238	309
Equity securities	93	85
Other invested assets(2)	74	22

Total	$405	$416

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Nine Months Ended September 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$45	$45	$90
Due to other accounting guidelines(3)	2	146	148

Total	$47	$191	$238

	Nine Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$71	$74	$145
Due to other accounting guidelines(3)	12	152	164

Total	$83	$226	$309

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first nine months of 2012 were concentrated in the consumer non-cyclical and technology sectors of our corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. During the first nine months of 2012, we recorded other-than-temporary impairments of $137 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, are currently in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments are to be recorded in earnings as they approach maturity. As of September 30, 2012, gross unrealized losses related to those securities maturing between October 1, 2012 and December 31, 2014 are $357 million. Absent a change in currency rates, impairments of approximately $23 million would be recorded in earnings over the remaining three months of 2012 and approximately $123 million in 2013 on these securities. Fixed maturity other-than-temporary impairments in the first nine months of 2011 were concentrated in the utility, finance, and consumer non-cyclical sectors of our corporate securities, asset-

backed securities collateralized by sub-prime mortgages, and Japanese commercial mortgage-backed securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2012 and 2011 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Other invested assets other-than-temporary impairments in the first nine months of 2012 and 2011 were mainly driven by a decline in value on certain real estate and joint ventures and partnerships investments.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2012 were $218 million, compared to net realized investment gains of $485 million in the first nine months of 2011.

Net realized gains on fixed maturity securities were $46 million in the first nine months of 2012, compared to net realized gains of $89 million in the first nine months of 2011, as set forth in the following table:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$143	$204
Private bond prepayment premiums	11	12

Total gross realized investment gains	154	216

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(62)	(64)
Gross losses on sales and maturities(1)	(38)	(60)
Credit related losses on sales	(8)	(3)

Total gross realized investment losses	(108)	(127)

Realized investment gains (losses), net–Fixed Maturity Securities	$46	$89

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$105	$144

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2012 and 2011 were $105 and $144 million, respectively. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2012 and 2011.

Net realized gains on equity securities were $62 million in the first nine months of 2012, which included net trading gains on sales of equity securities of $83 million, partially offset by other-than-temporary impairments of $21 million. Net realized gains on equity securities were $224 million in the first nine months of 2011, which include net trading gains on sales of equity securities of $240 million, partially offset by other-than-temporary impairments of $16 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2012 and 2011.

Net realized gains on commercial mortgage and other loans in the first nine months of 2012 were $4 million, primarily related to a net increase in the loan loss reserve. Net realized gains on commercial mortgage and other loans of $15 million in the first nine months of 2011 were primarily related to a net decrease in the loan loss reserve of $23 million, partially offset by realized losses on foreclosures. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $109 million in the first nine months of 2012, compared to net realized gains of $160 million in the first nine months of 2011. Derivative gains in the first nine months of 2012 primarily reflect net gains of $95 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on “TBA” forward contracts as interest rates declined, partially offset by net losses of $14 million on credit default swaps as credit spreads tightened. The net derivative gains in the first nine months of 2011 primarily reflect net gains of $110 million on interest rate derivatives used to manage duration and $45 million on “TBA” forward contracts as interest rates declined.

Net realized losses on other investments were $3 million in the first nine months of both 2012 and 2011, driven by other-than-temporary impairments on joint ventures and partnership investments in both periods.

During the first nine months of 2012, we recorded other-than-temporary impairments of $86 million in earnings, compared to other-than-temporary impairments of $82 million recorded in earnings in the first nine months of 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$48	$58
Private fixed maturity securities	14	6

Total fixed maturity securities	62	64
Equity securities	21	16
Other invested assets(2)	3	2

Total	$86	$82

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$32	$29	$61
Due to other accounting guidelines	1	0	1

Total	$33	$29	$62

	Nine Months Ended September 30, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$41	$16	$57
Due to other accounting guidelines	6	1	7

Total	$47	$17	$64

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first nine months of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Other-than-temporary impairments in the first nine months of 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first nine months of 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

	September 30, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$196,612	$29,549	$226,161	61.4%
Public, held-to-maturity, at amortized cost	3,438	0	3,438	0.9
Private, available-for-sale, at fair value	28,868	17,817	46,685	12.7
Private, held-to-maturity, at amortized cost	1,282	0	1,282	0.3
Trading account assets supporting insurance liabilities, at fair value	20,132	0	20,132	5.5
Other trading account assets, at fair value	1,653	264	1,917	0.5
Equity securities, available-for-sale, at fair value	4,808	3,171	7,979	2.2
Commercial mortgage and other loans, at book value	26,344	9,765	36,109	9.8
Policy loans, at outstanding balance	6,551	5,150	11,701	3.2
Other long-term investments(1)	4,810	2,022	6,832	1.9
Short-term investments	4,537	1,470	6,007	1.6

Total general account investments	299,035	69,208	368,243	100.0%

Invested assets of other entities and operations(2)	9,829	0	9,829

Total investments	$308,864	$69,208	$378,072

	December 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$179,086	$30,211	$209,297	60.6%
Public, held-to-maturity, at amortized cost	3,743	0	3,743	1.1
Private, available-for-sale, at fair value	26,938	16,305	43,243	12.5
Private, held-to-maturity, at amortized cost	1,364	0	1,364	0.4
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	5.6
Other trading account assets, at fair value	2,104	317	2,421	0.7
Equity securities, available-for-sale, at fair value	4,401	3,122	7,523	2.2
Commercial mortgage and other loans, at book value	25,073	9,040	34,113	9.9
Policy loans, at outstanding balance	6,263	5,296	11,559	3.3
Other long-term investments(1)	4,481	1,990	6,471	1.9
Short-term investments	5,609	528	6,137	1.8

Total general account investments	278,543	66,809	345,352	100.0%

Invested assets of other entities and operations(2)	10,895	0	10,895

Total investments	$289,438	$66,809	$356,247

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our trading, banking, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

As of September 30, 2012, the average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 5 and 6 years. The increase in general account investments attributable to the Financial Services Businesses in the first nine months of 2012 was primarily due to portfolio growth as a result of reinvestment of net investment income and net operating inflows, as well as a net increase in fair value driven by a decrease in interest rates. The general account investments attributable to the Closed Block Business also increased in the first nine months of 2012, primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in interest rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 51% and 50% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$125,028	$111,857
Public, held-to-maturity, at amortized cost	3,438	3,743
Private, available-for-sale, at fair value	5,973	5,020
Private, held-to-maturity, at amortized cost	1,282	1,364
Trading account assets supporting insurance liabilities, at fair value	1,833	1,732
Other trading account assets, at fair value	1,367	1,496
Equity securities, available-for-sale, at fair value	2,030	1,932
Commercial mortgage and other loans, at book value	6,179	5,672
Policy loans, at outstanding balance	2,857	2,873
Other long-term investments(1)	2,316	2,892
Short-term investments	467	702

Total Japanese general account investments(2)	$152,770	$139,283

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

As of September 30, 2012, the average duration of our general account investment portfolio related to our Japanese insurance operations, including the impact of derivatives, was approximately 10 years. The increase in general account investments related to our Japanese insurance operations in the first nine months of 2012 was primarily attributable to the portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value primarily driven by declining interest rates, partially offset by the weakening of the yen against the U.S. dollar.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of September 30, 2012, our Japanese insurance operations had $44.6 billion, at fair value, of investments denominated in U.S. dollars, including $4.5 billion that were hedged to yen through third party derivative contracts and $31.3 billion that support liabilities denominated in U.S. dollars. As of December 31, 2011, our

Japanese insurance operations had $38.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $25.9 billion that support liabilities denominated in U.S. dollars. The $5.7 billion increase of U.S. dollar investments at fair value from December 31, 2011, is primarily driven by portfolio growth as a result of business inflows and an increase in fair value driven by a decrease in interest rates.

For additional information regarding U.S. dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Our Japanese insurance operations had $8.6 billion and $6.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2012 and December 31, 2011, respectively. The $2.2 billion increase of Australian dollar investments at fair value from December 31, 2011, is primarily driven by portfolio growth as a result of business inflows and an increase in fair value driven by a decrease in interest rates.

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

The following tables set forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to our general account, as of September 30, 2012.

Eurozone Gross Direct Exposure—Financial Services Businesses

	September 30, 2012
	Amortized Cost			Total Amortized Cost	Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure		Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$361	$648	$2,158	$3,167	$366	$605	$2,347	$3,318
Netherlands	26	805	2,401	3,232	25	842	2,496	3,363
Germany	643	300	832	1,775	680	314	854	1,848
Luxembourg	0	297	871	1,168	0	323	901	1,224
Other non-peripheral(1)	138	124	543	805	141	122	558	821

Total non-peripheral exposure	1,168	2,174	6,805	10,147	1,212	2,206	7,156	10,574
Peripheral countries:
Italy(2)	598	30	242	870	594	31	236	861
Ireland	0	121	467	588	0	127	480	607
Spain	48	27	119	194	45	24	103	172
Other peripheral(3)	0	0	0	0	0	0	0	0

Total peripheral exposure	646	178	828	1,652	639	182	819	1,640
International agencies(4)	0	118	1,559	1,677	0	120	1,657	1,777

Total exposure(5)	$1,814	$2,470	$9,192	$13,476	$1,851	$2,508	$9,632	$13,991

Eurozone Gross Direct Exposure—Closed Block Business

	September 30, 2012
	Amortized Cost			Total Amortized Cost	Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure		Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$3	$99	$913	$1,015	$3	$105	$1,017	$1,125
Netherlands	1	139	758	898	1	142	865	1,008
Germany	6	25	663	694	6	28	715	749
Luxembourg	0	59	495	554	0	65	543	608
Other non-peripheral(1)	1	131	380	512	1	131	405	537

Total non-peripheral exposure	11	453	3,209	3,673	11	471	3,545	4,027
Peripheral countries:
Italy	5	25	58	88	7	24	61	92
Ireland	0	26	336	362	0	28	358	386
Spain	0	15	69	84	0	14	67	81
Other peripheral(3)	0	0	2	2	0	0	2	2

Total peripheral exposure	5	66	465	536	7	66	488	561
International agencies(4)	0	0	0	0	0	0	0	0

Total exposure(5)	$16	$519	$3,674	$4,209	$18	$537	$4,033	$4,588

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	For the Financial Services Businesses, of the $13,476 million of amortized cost represented above, 86% is related to fixed maturities, 9% is related to trading account assets supporting insurance liabilities, and the remaining 5% is related to all other asset types. For the Closed Block Business, of the $4,209 million of amortized cost represented above, 94% is related to fixed maturities, and the remaining 6% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended September 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.69%	$1,897	5.37%	$532	3.96%	$2,429
Trading account assets supporting insurance liabilities	4.00	198	0.00	0	4.00	198
Equity securities	6.49	68	2.89	18	5.16	86
Commercial mortgage and other loans	5.50	356	6.13	149	5.67	505
Policy loans	4.60	73	5.77	74	5.12	147
Short-term investments and cash equivalents	0.24	8	2.12	2	0.27	10
Other investments	5.20	82	5.79	33	5.36	115

Gross investment income before investment expenses	3.83	2,682	5.42	808	4.10	3,490
Investment expenses	(0.11)	(61)	(0.25)	(40)	(0.13)	(101)

Investment income after investment expenses	3.72%	2,621	5.17%	768	3.97%	3,389

Investment results of other entities and operations(2)		44		0		44

Total investment income		$2,665		$768		$3,433

	Three Months Ended September 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.81%	$1,825	5.60%	$559	4.12%	$2,384
Trading account assets supporting insurance liabilities	4.19	199	0.00	0	4.19	199
Equity securities	5.78	49	2.60	13	4.54	62
Commercial mortgage and other loans	5.44	325	6.26	140	5.66	465
Policy loans	4.72	72	6.13	80	5.38	152
Short-term investments and cash equivalents	0.39	13	0.58	1	0.40	14
Other investments	3.86	80	5.54	33	4.25	113

Gross investment income before investment expenses	3.87	2,563	5.56	826	4.18	3,389
Investment expenses	(0.11)	(59)	(0.24)	(36)	(0.13)	(95)

Investment income after investment expenses	3.76%	2,504	5.32%	790	4.05%	3,294

Investment results of other entities and operations(2)		39		0		39

Total investment income		$2,543		$790		$3,333

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

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Nine Months Ended September 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$5,610	5.50%	$1,619	3.57%	$7,229
Trading account assets supporting insurance liabilities	4.05	591	0.00	0	4.05	591
Equity securities	6.11	186	3.19	61	4.98	247
Commercial mortgage and other loans	5.42	1,020	6.17	430	5.62	1,450
Policy loans	4.62	215	5.95	227	5.22	442
Short-term investments and cash equivalents	0.25	24	1.28	6	0.24	30
Other investments	4.09	194	7.55	127	5.01	321

Gross investment income before investment expenses	3.83	7,840	5.59	2,470	4.14	10,310
Investment expenses	(0.11)	(186)	(0.26)	(116)	(0.10)	(302)

Investment income after investment expenses	3.72%	7,654	5.33%	2,354	4.04%	10,008

Investment results of other entities and operations(2)		103		0		103

Total investment income		$7,757		$2,354		$10,111

	Nine Months Ended September 30, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)(3)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	3.92%	$5,214	5.65%	$1,682	4.24%	$6,896
Trading account assets supporting insurance liabilities	4.26	584	0.00	0	4.26	584
Equity securities	6.22	185	2.84	58	4.84	243
Commercial mortgage and other loans	5.63	962	6.42	413	5.83	1,375
Policy loans	4.72	205	6.17	241	5.41	446
Short-term investments and cash equivalents	0.42	40	0.65	3	0.43	43
Other investments	4.45	213	7.83	114	5.25	327

Gross investment income before investment expenses	3.99	7,403	5.71	2,511	4.29	9,914
Investment expenses	(0.12)	(172)	(0.25)	(109)	(0.14)	(281)

Investment income after investment expenses	3.87%	7,231	5.46%	2,402	4.15%	9,633

Investment results of other entities and operations(2)		145		0		145

Total investment income		$7,376		$2,402		$9,778

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.
(3)	Yields for the nine months ended September 30, 2011 are weighted for seven months of income and assets related to the Star and Edison Businesses.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’ portfolio for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.21%	$1,053	5.31%	$1,051
Trading account assets supporting insurance liabilities	4.13	186	4.36	188
Equity securities	8.19	46	8.13	37
Commercial mortgage and other loans	5.89	294	5.84	270
Policy loans	5.41	48	5.72	48
Short-term investments and cash equivalents	0.28	7	0.28	6
Other investments	3.91	23	2.83	17

Gross investment income before investment expenses	4.89	1,657	4.92	1,617
Investment expenses	(0.11)	(21)	(0.11)	(22)

Investment income after investment expenses	4.78%	1,636	4.81%	1,595

Investment results of other entities and operations(2)		44		39

Total investment income		$1,680		$1,634

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.

The net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the three months ended September 30, 2012, is lower than the net investment income yield for the three months ended September 30, 2011, primarily as a result of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.30%	$3,154	5.43%	$3,167
Trading account assets supporting insurance liabilities	4.23	561	4.47	556
Equity securities	8.65	136	8.97	129
Commercial mortgage and other loans	5.81	846	6.04	807
Policy loans	5.53	142	5.75	139
Short-term investments and cash equivalents	0.28	20	0.30	20
Other investments	3.49	61	4.46	69

Gross investment income before investment expenses	4.92	4,920	5.07	4,887
Investment expenses	(0.11)	(62)	(0.11)	(67)

Investment income after investment expenses	4.81%	4,858	4.96%	4,820

Investment results of other entities and operations(2)		103		145

Total investment income		$4,961		$4,965

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of trading, banking, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, is primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.71%	$844	2.75%	$774
Trading account assets supporting insurance liabilities	2.63	12	2.54	11
Equity securities	4.58	22	3.70	12
Commercial mortgage and other loans	4.18	62	4.07	55
Policy loans	3.57	25	3.51	24
Short-term investments and cash equivalents	0.14	1	0.70	7
Other investments	6.00	59	4.25	63

Gross investment income before investment expenses	2.83	1,025	2.84	946
Investment expenses	(0.11)	(40)	(0.11)	(37)

Total investment income	2.72%	$985	2.73%	$909

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is primarily attributable to lower fixed maturity reinvestment rates in both the U.S. and Japan, partially offset by higher income from our joint ventures and limited partnerships driven by higher gains and appreciation on the underlying assets.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2012 and 2011, was approximately $30.6 billion and $26.2 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2012 and 2011 was approximately $7.5 billion and $5.4 billion, respectively. These Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Yield(1)	Amount	Yield(1)(2)	Amount
	($ in millions)
Fixed maturities	2.73%	$2,456	2.74%	$2,047
Trading account assets supporting insurance liabilities	2.28	30	2.21	28
Equity securities	3.40	50	3.47	56
Commercial mortgage and other loans	4.09	174	4.15	155
Policy loans	3.50	73	3.44	66
Short-term investments and cash equivalents	0.16	4	0.77	20
Other investments	4.45	133	4.44	144

Gross investment income before investment expenses	2.79	2,920	2.82	2,516
Investment expenses	(0.12)	(124)	(0.12)	(105)

Total investment income	2.67%	$2,796	2.70%	$2,411

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields for the nine months ended September 30, 2011, are weighted for seven months of income and assets related to the Star and Edison Businesses.

The decrease in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, is primarily attributable to lower fixed maturity reinvestment rates and lower interest rates in both the U.S. and Japan, partially offset by asset growth supporting both U.S. and Australian dollar-denominated products.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2012 and 2011 was approximately $29.3 billion and $23.2 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2012 and 2011 was approximately $6.9 billion and $4.5 billion, respectively. These Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2012				December 31, 2011(7)
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$17,871	$1,127	$381	$18,617	$18,336	$653	$775	$18,214
Consumer non-cyclical	17,306	1,809	252	18,863	16,064	1,501	373	17,192
Utility	14,409	1,575	305	15,679	13,350	1,188	569	13,969
Capital goods	8,295	832	140	8,987	6,795	561	207	7,149
Consumer cyclical	7,934	684	158	8,460	7,173	507	228	7,452
Foreign agencies	5,834	464	32	6,266	5,371	191	141	5,421
Energy	5,751	693	58	6,386	5,582	548	98	6,032
Communications	5,425	562	128	5,859	5,350	401	224	5,527
Basic industry	4,997	353	80	5,270	4,429	299	112	4,616
Transportation	4,796	457	42	5,211	5,094	370	78	5,386
Technology	3,276	277	58	3,495	3,468	230	95	3,603
Industrial other	2,127	162	6	2,283	3,027	248	22	3,253

Total corporate securities	98,021	8,995	1,640	105,376	94,039	6,697	2,922	97,814
Foreign government(3)	80,708	7,076	89	87,695	73,418	4,749	165	78,002
Residential mortgage-backed	7,518	480	41	7,957	7,569	425	59	7,935
Asset-backed securities(4)	8,235	183	565	7,853	8,319	150	988	7,481
Commercial mortgage-backed	7,706	650	36	8,320	8,197	573	104	8,666
U.S. Government	8,527	2,439	12	10,954	7,592	1,920	17	9,495
State & Municipal(5)	1,984	362	2	2,344	1,751	235	1	1,985

Total(6)	$212,699	$20,185	$2,385	$230,499	$200,885	$14,749	$4,256	$211,378

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $369 million of gross unrealized gains and $70 million of gross unrealized losses as of September 30, 2012, compared to $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011 on securities classified as held-to-maturity.
(3)	As of September 30, 2012 and December 31, 2011, based on amortized cost, 83% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% and 6%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.
(7)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2011 to September 30, 2012, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2012				December 31, 2011(5)
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Utility	$4,689	$911	$15	$5,585	$4,440	$771	$38	$5,173
Consumer non-cyclical	4,502	820	7	5,315	4,757	761	11	5,507
Finance	3,819	425	26	4,218	3,968	259	82	4,145
Consumer cyclical	3,021	488	10	3,499	2,782	390	20	3,152
Capital goods	2,629	392	2	3,019	1,800	251	7	2,044
Energy	1,902	309	1	2,210	1,813	260	4	2,069
Communications	1,692	287	9	1,970	1,793	208	24	1,977
Basic industry	1,376	175	5	1,546	1,184	134	10	1,308
Transportation	1,347	177	3	1,521	1,338	153	13	1,478
Industrial other	995	101	3	1,093	1,648	165	4	1,809
Technology	651	114	7	758	764	93	15	842
Foreign agencies	391	76	1	466	358	45	3	400

Total corporate securities	27,014	4,275	89	31,200	26,645	3,490	231	29,904
Asset-backed securities(2)	4,823	76	461	4,438	4,935	56	819	4,172
Commercial mortgage-Backed	3,912	197	1	4,108	3,559	158	2	3,715
U.S. Government	3,602	1,024	2	4,624	4,615	951	0	5,566
Residential mortgage-Backed	1,663	116	3	1,776	1,880	125	19	1,986
Foreign government(3)	355	103	2	456	349	75	4	420
State & Municipal	633	132	1	764	657	96	0	753

Total(4)	$42,002	$5,923	$559	$47,366	$42,640	$4,951	$1,075	$46,516

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of September 30, 2012 and December 31, 2011, based on amortized cost, no individual foreign country represented more than 12% and 8%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.
(5)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2011 to September 30, 2012, was primarily due to a net decrease in interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

Vintage	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	0	7	438	446	497
2006	7	0	88	14	761	870	1,019
2005	0	8	18	16	260	302	343
2004 & Prior	10	13	66	33	592	714	775

Total collateralized by sub-prime mortgages(1)	18	21	172	70	2,051	2,332	2,634

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	108	0	108	452
Collateralized by auto loans	762	0	0	1	2	765	841
Collateralized by credit cards	456	5	120	148	0	729	761
Collateralized by non-sub-prime mortgages	1,439	93	4	27	11	1,574	1,707
Other asset-backed securities(2)	1,047	1,382	112	43	143	2,727	1,924

Total asset-backed securities(3)	$3,722	$1,501	$408	$397	$2,207	$8,235	$8,319

(1)	Included within the $2.3 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2012, are $34 million of securities collateralized by second-lien exposures.
(2)	As of September 30, 2012, includes collateralized debt obligations with amortized cost of $161 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, aircraft, franchises, and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

Asset-Backed Securities at Fair Value—Financial Services Businesses

Vintage	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	0	5	319	325	283
2006	5	0	71	12	590	678	664
2005	0	7	17	16	202	242	238
2004 & Prior	9	12	60	27	471	579	546

Total collateralized by sub-prime mortgages	15	19	148	60	1,582	1,824	1,731

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	127	0	127	471
Collateralized by auto loans	770	0	0	1	2	773	842
Collateralized by credit cards	480	5	120	145	0	750	783
Collateralized by non-sub-prime mortgages	1,525	95	4	26	11	1,661	1,776
Other asset-backed securities(1)	1,049	1,382	114	45	128	2,718	1,878

Total asset-backed securities(2)	$3,839	$1,501	$386	$404	$1,723	$7,853	$7,481

(1)	As of September 30, 2012, includes collateralized debt obligations with fair value of $158 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, equipment leases, aircraft, franchises, and timeshares.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. For additional information regarding asset-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are asset-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information regarding these securities.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2012, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.634 billion as of December 31, 2011, to $2.332 billion as of September 30, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $520 million as of September 30, 2012, and $906 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of September 30, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2012, based on amortized cost, approximately 58% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 39% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.332 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2012, were $433 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

Vintage	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	6	0	20	1	338	365	431
2006	8	83	5	0	780	876	994
2005	9	36	70	21	126	262	296
2004 & Prior	0	5	25	26	468	524	569

Total collateralized by sub-prime mortgages(1)	23	124	120	48	1,712	2,027	2,290

Other asset-backed securities:
Collateralized by credit cards	234	5	65	146	2	452	659
Collateralized by auto loans	927	0	0	0	0	927	739
Externally-managed investments in the European market	0	0	0	204	0	204	199
Collateralized by education loans	19	438	0	0	0	457	485
Other asset-backed securities(2)	366	303	60	2	25	756	563

Total asset-backed securities(3)	$1,569	$870	$245	$400	$1,739	$4,823	$4,935

(1)	Included within the $2.0 billion of asset-backed securities collateralized by sub-prime mortgages as of September 30, 2012, are $2 million of securities collateralized by second-lien exposures.
(2)	As of September 30, 2012, includes collateralized debt obligations with amortized cost of $42 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, franchises, aircraft, manufacturing and time shares.
(3)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

Asset-Backed Securities at Fair Value—Closed Block Business

Vintage	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	6	0	18	1	255	280	267
2006	8	77	5	0	557	647	597
2005	8	35	64	20	91	218	216
2004 & Prior	0	4	22	23	389	438	421

Total collateralized by sub-prime mortgages	22	116	109	44	1,292	1,583	1,501

Other asset-backed securities:
Collateralized by credit cards	238	5	65	146	2	456	669
Collateralized by auto loans	931	0	0	0	0	931	739
Externally-managed investments in the European market	0	0	0	241	0	241	233
Collateralized by education loans	19	438	0	0	0	457	474
Other asset-backed securities(1)	371	306	63	1	29	770	556

Total asset-backed securities(2)	$1,581	$865	$237	$432	$1,323	$4,438	$4,172

(1)	As of September 30, 2012, includes collateralized debt obligations with fair value of $47 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by equipment leases, franchises, aircraft, manufacturing and time shares.
(2)	Excluded from the table above are asset-backed securities classified as trading and carried at fair value. For additional information see “—Other Trading Account Assets.”

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.290 billion as of December 31, 2011, to $2.027 billion as of September 30, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $453 million as of September 30, 2012, and $789 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 29% as of September 30, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2012, based on amortized cost, approximately 63% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 42% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.027 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2012, were $411 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	September 30, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,325	97.4%	$1,478	88.9%
Collateralized mortgage obligations(2)(3)	193	2.6	185	11.1

Total residential mortgage-backed securities	$7,518	100.0%	$1,663	100.0%

Portion rated AA or higher(4)	$7,407	98.5%	$1,478	88.9%

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,339	97.0%	$1,664	88.5%
Collateralized mortgage obligations(2)(3)	230	3.0	216	11.5

Total residential mortgage-backed securities	$7,569	100.0%	$1,880	100.0%

Portion rated AA or higher(4)	$7,489	99.0%	$1,664	88.5%

(1)	As of September 30, 2012, of these securities, for the Financial Services Businesses, $5.392 billion are supported by the U.S. government and $1.933 billion are supported by foreign governments. As of December 31, 2011, of these securities, for the Financial Services Businesses, $5.408 billion were supported by the U.S. government and $1.931 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both September 30, 2012 and December 31, 2011.
(2)	Includes alternative residential mortgage loans of $33 million and $38 million in the Financial Services Businesses, and $81 million and $93 million in the Closed Block Business, for September 30, 2012 and December 31, 2011, respectively.
(3)	As of September 30, 2012, of these collateralized mortgage obligations, for the Financial Services Businesses, 68% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 27% have below investment grade ratings, and as of December 31, 2011, 68% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 25% have below investment grade ratings. As of September 30, 2012, for the Closed Block Business, 45% have BBB credit ratings, and 55% have below investment grade ratings, and as of December 31, 2011, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$3	$0	$0	$0	$0	$3	$0
2011	0	5	0	0	0	5	5
2010	0	99	0	0	0	99	99
2009	0	141	0	0	0	141	117
2008	154	0	0	4	22	180	197
2007	1,273	35	16	0	1	1,325	1,887
2006	2,785	81	40	0	0	2,906	2,955
2005 & Prior	2,799	154	76	11	7	3,047	2,937

Total commercial mortgage-backed securities(2)(3)(4)	$7,014	$515	$132	$15	$30	$7,706	$8,197

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above, as of September 30, 2012, are downgraded super senior securities with amortized cost of $93 million in AA and $88 million in A.
(4)	Included in the table above, as of September 30, 2012, are agency commercial mortgage-backed securities with amortized cost of $280 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2012
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2011
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$3	$0	$0	$0	$0	$3	$0
2011	0	6	0	0	0	6	5
2010	0	113	0	0	0	113	108
2009	0	160	0	0	0	160	128
2008	171	0	0	4	28	203	206
2007	1,332	40	15	0	26	1,413	1,958
2006	3,070	90	46	0	0	3,206	3,214
2005 & Prior	2,968	150	80	11	7	3,216	3,047

Total commercial mortgage-backed securities(2)(3)	$7,544	$559	$141	$15	$61	$8,320	$8,666

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. For additional information regarding commercial mortgage-backed securities held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are commercial mortgage-backed securities classified as trading and carried at fair value. See “—Trading Account Assets Supporting Insurance Liabilities” for additional information regarding these securities.
(3)	Included in the table above, as of September 30, 2012, are agency commercial mortgage-backed securities with fair value of $318 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $13 million in AAA, $3 million in BBB and $23 million in BB and below as of September 30, 2012, and $13 million in AAA, $4 million in A, $17 million in BBB and $13 million in BB and below as of December 31, 2011.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $771 million in AAA, $122 million in AA, $48 million in A and $5 million in BBB as of September 30, 2012, and $875 million in AAA, $190 million in AA, $125 million in A, and $5 million in BBB as of December 31, 2011.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	September 30, 2012
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
Vintage	(in millions)
2012	$3	$0	$0	$0	$0	$0	$0	$3
2011	0	0	0	0	0	0	0	0
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	154	0	0	0	0	0	0	154
2007	1,273	0	0	0	0	0	0	1,273
2006	1,427	1,345	0	0	0	0	13	2,785
2005 & Prior	395	1,923	0	60	284	135	2	2,799

Total	$3,252	$3,268	$0	$60	$284	$135	$15	$7,014

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2012
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2011
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$129	$108	$0	$0	$0	$237	$0
2011	46	167	0	0	0	213	53
2010	0	48	0	0	0	48	5
2009	0	68	0	0	0	68	0
2008	6	0	0	0	0	6	3
2007	521	43	28	0	4	596	831
2006	1,178	139	25	0	0	1,342	933
2005 & Prior	1,340	29	25	5	3	1,402	1,734

Total commercial mortgage-backed securities(2)(3)	$3,220	$602	$78	$5	$7	$3,912	$3,559

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2012, are downgraded super senior securities with amortized cost of $139 million in AA and $78 million in A.
(3)	Included in the table above, as of September 30, 2012, are agency commercial mortgage-backed securities with amortized cost of $434 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2012
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2011
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$132	$112	$0	$0	$0	$244	$0
2011	51	175	0	0	0	226	57
2010	0	51	0	0	0	51	5
2009	0	71	0	0	0	71	0
2008	6	0	0	0	0	6	4
2007	538	45	29	0	13	625	860
2006	1,249	146	26	0	0	1,421	986
2005 & Prior	1,399	29	28	5	3	1,464	1,803

Total commercial mortgage-backed securities(2)	$3,375	$629	$83	$5	$16	$4,108	$3,715

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2012, are agency commercial mortgage-backed securities with fair value of $454 million, all rated AA.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	September 30, 2012
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
Vintage
2012	$129	$0	$0	$0	$0	$0	$0	$129
2011	46	0	0	0	0	0	0	46
2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	6	0	0	0	0	0	0	6
2007	521	0	0	0	0	0	0	521
2006	551	622	0	0	0	0	5	1,178
2005 & Prior	627	540	0	0	138	35	0	1,340

Total	$1,880	$1,162	$0	$0	$138	$35	$5	$3,220

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

The amortized cost of our public and private fixed maturities attributable to the Financial Services Businesses considered other than high or highest quality, based on NAIC or equivalent rating, totaled $8.6 billion, or 4%, of the total fixed maturities as of September 30, 2012, and $9.3 billion, or 5%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality, based on NAIC or equivalent rating, represented 27% and 30% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses, based on the lowest of external rating agency ratings, totaled $10.3 billion, or 5%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The amortized cost of our public and private fixed maturities attributable to the Closed Block Business considered other than high or highest quality, based on NAIC or equivalent rating, totaled $3.6 billion, or 9%, of the total fixed maturities as of September 30, 2012, and $4.4 billion, or 10%, of the total fixed maturities as of December 31, 2011. Fixed maturities considered other than high or highest quality, based on NAIC or equivalent rating, represented 49% and 51% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business, based on the lowest of external rating agency ratings, totaled $4.8 billion, or 11%, of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Public Fixed Maturity Securities—Financial Services Businesses

(1)(2)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$162,378	$15,565	$918	$177,025	$151,700	$11,143	$1,756	$161,087
2	17,408	1,805	476	18,737	17,017	1,298	797	17,518

Subtotal High or Highest Quality Securities	179,786	17,370	1,394	195,762	168,717	12,441	2,553	178,605
3	3,152	77	281	2,948	3,446	66	574	2,938
4	1,254	76	150	1,180	1,328	34	296	1,066
5	376	8	108	276	443	6	174	275
6	123	13	28	108	219	15	105	129

Subtotal Other Securities(4)	4,905	174	567	4,512	5,436	121	1,149	4,408

Total Public Fixed Maturities	$184,691	$17,544	$1,961	$200,274	$174,153	$12,562	$3,702	$183,013

(1)	Reflects equivalent ratings for investments of our international insurance operations.
(2)	Includes, as of September 30, 2012 and December 31, 2011, 5 securities with amortized cost of $4 million (fair value, $9 million) and 10 securities with amortized cost of $2 million (fair value, $12 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $294 million of gross unrealized gains and $70 million gross unrealized losses as of September 30, 2012, compared to $282 million of gross unrealized gains and $97 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of September 30, 2012, includes $179 million in emerging market securities and $48 million in securitized bank loans.

The following table sets forth our public fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Public Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$20,006	$2,882	$213	$22,675	$21,098	$2,424	$381	$23,141
2	4,475	856	61	5,270	4,638	629	134	5,133

Subtotal High or Highest Quality Securities	24,481	3,738	274	27,945	25,736	3,053	515	28,274
3	933	60	77	916	1,103	59	82	1,080
4	615	17	127	505	808	14	245	577
5	189	10	46	153	369	5	156	218
6	21	12	3	30	66	10	14	62

Subtotal Other Securities(2)	1,758	99	253	1,604	2,346	88	497	1,937

Total Public Fixed Maturities	$26,239	$3,837	$527	$29,549	$28,082	$3,141	$1,012	$30,211

(1)	Includes, as of September 30, 2012 and December 31, 2011, 5 securities with amortized cost of $7 million (fair value, $11 million) and 11 securities with amortized cost of $11 million (fair value, $13 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2012, includes $209 million in securitized bank loans and $148 million in emerging markets securities.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Private Fixed Maturity Securities—Financial Services Businesses

(1)(2)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$7,113	$804	$63	$7,854	$7,018	$730	$84	$7,664
2	17,180	1,574	293	18,461	15,847	1,273	362	16,758

Subtotal High or Highest Quality Securities	24,293	2,378	356	26,315	22,865	2,003	446	24,422
3	2,472	180	37	2,615	2,532	134	43	2,623
4	675	37	7	705	715	14	20	709
5	406	15	19	402	490	5	42	453
6	162	31	5	188	130	31	3	158

Subtotal Other Securities(4)	3,715	263	68	3,910	3,867	184	108	3,943

Total Private Fixed Maturities	$28,008	$2,641	$424	$30,225	$26,732	$2,187	$554	$28,365

(1)	Reflects equivalent ratings for investments of our international insurance operations.
(2)	Includes, as of September 30, 2012 and December 31, 2011, 133 securities with amortized cost of $1,314 million (fair value, $1,378 million) and 100 securities with amortized cost of $815 million (fair value, $840 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $75 million of gross unrealized gains and no gross unrealized losses as of September 30, 2012, compared to $63 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	On an amortized cost basis, as of September 30, 2012, includes $358 million in securitized bank loans and $273 million in commercial asset finance securities.

The following table sets forth our private fixed maturity portfolios by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Private Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$3,939	$754	$0	$4,693	$3,651	$660	$0	$4,311
2	9,971	1,215	12	11,174	8,861	1,069	16	9,914

Subtotal High or Highest Quality Securities	13,910	1,969	12	15,867	12,512	1,729	16	14,225
3	1,021	87	4	1,104	1,061	66	10	1,117
4	519	13	5	527	618	11	16	613
5	216	3	9	210	215	1	18	198
6	97	14	2	109	152	3	3	152

Subtotal Other Securities(2)	1,853	117	20	1,950	2,046	81	47	2,080

Total Private Fixed Maturities	$15,763	$2,086	$32	$17,817	$14,558	$1,810	$63	$16,305

(1)	Includes, as of September 30, 2012 and December 31, 2011, 64 securities with amortized cost of $1,150 million (fair value, $1,202 million) and 56 securities with amortized cost of $926 million (fair value, $968 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	On an amortized cost basis, as of September 30, 2012, includes $257 million in commercial asset finance securities and $251 million in securitized bank loans.

Corporate Securities—Credit Quality

The following table sets forth both our public and private corporate securities by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Corporate Securities—Financial Services Businesses

(1)	September 30, 2012				December 31, 2011(2)
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$57,179	$5,399	$573	$62,005	$54,927	$3,954	$1,165	$57,716
2	33,422	3,248	712	35,958	31,355	2,488	1,073	32,770

Subtotal High or Highest Quality Securities	90,601	8,647	1,285	97,963	86,282	6,442	2,238	90,486
3	5,288	242	260	5,270	5,529	185	512	5,202
4	1,483	56	62	1,477	1,467	26	109	1,384
5	457	13	27	443	585	9	51	543
6	192	37	6	223	176	35	12	199

Subtotal Other Securities	7,420	348	355	7,413	7,757	255	684	7,328

Total Corporate Fixed Maturities	$98,021	$8,995	$1,640	$105,376	$94,039	$6,697	$2,922	$97,814

(1)	Reflects equivalent ratings for investments of our international insurance operations.
(2)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The following table sets forth our corporate securities by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Corporate Securities—Closed Block Business

	September 30, 2012				December 31, 2011(1)
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	$10,556	$2,109	$24	$12,641	$10,651	$1,718	$63	$12,306
2	13,812	1,985	27	15,770	12,798	1,633	67	14,364

Subtotal High or Highest Quality Securities	24,368	4,094	51	28,411	23,449	3,351	130	26,670
3	1,511	124	7	1,628	1,738	104	21	1,821
4	753	26	13	766	951	21	42	930
5	269	10	15	264	299	6	26	279
6	113	21	3	131	208	8	12	204

Subtotal Other Securities	2,646	181	38	2,789	3,196	139	101	3,234

Total Corporate Fixed Maturities	$27,014	$4,275	$89	$31,200	$26,645	$3,490	$231	$29,904

(1)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

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

The referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of four years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $0 million and $2 million for the three and nine months ended September 30, 2012, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC Designation of the underlying credits as of the dates indicated.

Credit Derivatives, Sold Protection—Financial Services Businesses

	September 30, 2012		December 31, 2011
	Single Name		Single Name
NAIC Designation	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$290	$1	$745	$3
2	25	0	25	0

Subtotal	315	1	770	3
3 through 6	0	0	0	0

Total(1)	$315	$1	$770	$3

(1)	Excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

As of September 30, 2012 and December 31, 2011, the Closed Block Business had $5 million and $50 million of outstanding notional amounts, respectively, reported at fair value as an asset of less than $1 million of exposure where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of September 30, 2012 and December 31, 2011, the Financial Services Businesses had $1.384 billion and $1.598 billion of outstanding notional amounts, reported at fair value as a liability of $25 million and an asset of $2 million, respectively. As of September 30, 2012 and December 31, 2011, the Closed Block Business had $344 million and $381 million of outstanding notional amounts, reported at fair value as a liability of $8 million and an asset of less than $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $9 million and $29 million for the three and nine months ended September 30, 2012, and $11 million and $33 million for the three and nine months ended September 30, 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$252	$52	$1,371	$349
Three months or greater but less than six months	514	116	1,667	399
Six months or greater but less than nine months	239	60	864	309
Nine months or greater but less than twelve months	107	32	745	193
Greater than twelve months	3,574	1,074	3,809	1,392

Total	$4,686	$1,334	$8,456	$2,642

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to foreign currency exchange rate movements, general credit spread widening in the structured credit marketplace and liquidity discounts as of September 30, 2012 and December 31, 2011. Gross unrealized losses attributable to the Financial Services Businesses, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $1.334 billion as of September 30, 2012 includes $404 million relating to asset-backed securities collateralized by sub-prime mortgages. Also included in gross unrealized losses were $35 million of gross unrealized losses on securities with amortized cost of $57 million where the estimated fair value had declined and remained below amortized cost by 50% or more, of which $2 million was included in the less than three months timeframe, $1 million was included in the three months or greater but less than twelve months timeframe, and $32 million was included in the greater than twelve months timeframe. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

Unrealized Losses from Fixed Maturity Securities, Greater than 20%—Closed Block Business

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$4	$1	$122	$33
Three months or greater but less than six months	16	3	353	90
Six months or greater but less than nine months	1	1	179	55
Nine months or greater but less than twelve months	23	5	122	34
Greater than twelve months	1,083	368	1,263	605

Total	$1,127	$378	$2,039	$817

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below amortized cost by 20% or more, using month-end valuations.

The gross unrealized losses were primarily attributable to general credit spread widening in the structured credit marketplace, liquidity discounts and foreign currency exchange rate movements as of September 30, 2012 and December 31, 2011. Gross unrealized losses attributable to the Closed Block Business, where the estimated fair value had declined and remained below amortized cost by 20% or more, of $378 million as of September 30, 2012 include $347 million relating to asset-backed securities collateralized by sub-prime mortgages. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more as of September 30, 2012 does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below amortized cost by 50% or more. We have not recognized the gross unrealized losses shown in the tables above as other-than-temporary impairments in earnings based on our detailed analysis of the underlying credit and cash flows on each of these securities. We believe the recoverable value of these investments based on the expected future cash flows is greater than or equal to our remaining amortized cost. At September 30, 2012, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis. See “—Other-Than-Temporary Impairments of Fixed Maturity Securities” for a discussion of the factors we consider in making these determinations.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $82 million and $101 million for the three months ended September 30, 2012 and 2011, respectively, and $238 million and $309 million for the nine months ended September 30, 2012 and 2011, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended September 30, 2012 and 2011, were $13 million and $24 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2012 and 2011 include $47 million and $83 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $13 million and $15 million for the three months ended September 30, 2012, and 2011, respectively, and $62 million and $64 million for the nine months ended September 30, 2012 and 2011, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2012, and 2011, were $7 million and $9 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2012 and 2011 include $33 million and $47 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	September 30, 2012		December 31, 2011(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$640	$640	$951	$951
Fixed maturities:
Corporate securities	11,122	12,153	10,369	11,113
Commercial mortgage-backed securities	1,951	2,095	2,157	2,247
Residential mortgage-backed securities	1,799	1,880	1,786	1,844
Asset-backed securities	1,227	1,150	1,504	1,367
Foreign government bonds	736	756	599	608
U.S. government authorities and agencies and obligations of U.S. states	408	455	413	440

Total fixed maturities	17,243	18,489	16,828	17,619
Equity securities	1,029	1,003	1,050	911

Total trading account assets supporting insurance liabilities	$18,912	$20,132	$18,829	$19,481

(1)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

As a percentage of amortized cost, 74% and 75% of the portfolio was publicly-traded as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, 93% and 92%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2012, $1.696 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $76 million secured by “ALT-A” mortgages, represented the remaining $103 million of residential mortgage-backed securities, of which 62% have credit ratings of A or better and 38% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

The following table sets forth the composition of the corporate securities included in our trading account assets supporting insurance liabilities portfolio, by industry category, as of the dates indicated.

Corporate Securities by Industry Category—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2012		December 31, 2011(2)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Industry(1)
Corporate Securities:
Finance	$2,380	$2,538	$2,021	$2,057
Consumer non-cyclical	1,989	2,184	1,785	1,946
Utility	1,384	1,549	1,382	1,521
Capital goods	1,185	1,299	812	871
Consumer cyclical	812	885	595	641
Energy	741	819	650	721
Basic industry	682	741	653	706
Communications	593	681	662	721
Transportation	432	463	565	599
Technology	364	406	474	515
Industrial other	359	381	669	712
Foreign agencies	201	207	101	103

Total Corporate Securities	$11,122	$12,153	$10,369	$11,113

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The following tables set forth our asset-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	116	116	120
2006	0	0	0	0	68	68	80
2005	0	0	0	0	32	32	35
2004 & Prior	0	7	6	0	46	59	65

Total collateralized by sub-prime mortgages	0	7	6	0	262	275	300
Other asset-backed securities:
Collateralized by auto loans	246	0	0	0	0	246	292
Collateralized by credit cards	231	13	0	25	0	269	449
Other asset-backed securities	230	176	27	1	3	437	463

Total asset-backed securities	$707	$196	$33	$26	$265	$1,227	$1,504

Asset-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	63	63	42
2006	0	0	0	0	43	43	46
2005	0	0	0	0	24	24	25
2004 & Prior	0	6	5	0	35	46	44

Total collateralized by sub-prime mortgages(1)	0	6	5	0	165	176	157
Other asset-backed securities:
Collateralized by auto loans	249	0	0	0	0	249	293
Collateralized by credit cards	240	13	0	25	0	278	461
Other asset-backed securities(2)	232	183	28	1	3	447	456

Total asset-backed securities	$721	$202	$33	$26	$168	$1,150	$1,367

(1)	No securities collateralized by second-lien exposures were included within the $176 million of asset-backed securities collateralized by sub-prime mortgages at fair value as of September 30, 2012.
(2)	As of September 30, 2012, includes collateralized debt obligations with fair value of $13 million, none of which is secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, franchises, timeshares, and equipment leases.

The following tables set forth our commercial mortgage-backed securities included in our trading account assets supporting insurance liabilities portfolio as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$42	$0	$0	$0	$0	$42	$0
2011	16	10	0	0	0	26	26
2010	0	103	0	0	0	103	103
2009	0	5	0	0	0	5	4
2008	30	0	0	0	0	30	30
2007	161	0	0	0	0	161	195
2006	645	11	0	0	0	656	631
2005 & Prior	887	4	18	8	11	928	1,168

Total commercial mortgage-backed securities(1)	$1,781	$133	$18	$8	$11	$1,951	$2,157

(1)	Included in the table above as of September 30, 2012, are downgraded super senior securities with amortized cost of $11 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Trading Account Assets Supporting Insurance Liabilities

	September 30, 2012						Total December 31, 2011
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2012	$45	$0	$0	$0	$0	$45	$0
2011	18	11	0	0	0	29	28
2010	0	114	0	0	0	114	111
2009	0	5	0	0	0	5	5
2008	31	0	0	0	0	31	31
2007	166	0	0	0	0	166	198
2006	699	11	0	0	0	710	662
2005 & Prior	952	5	19	8	11	995	1,212

Total commercial mortgage-backed securities	$1,911	$146	$19	$8	$11	$2,095	$2,247

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Public Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$9,357	$693	$39	$10,011	$8,892	$472	$92	$9,272
2	2,483	315	10	2,788	2,560	217	15	2,762

Subtotal High or Highest Quality Securities	11,840	1,008	49	12,799	11,452	689	107	12,034
3	205	9	8	206	283	11	9	285
4	133	5	27	111	163	2	49	116
5	59	0	22	37	77	1	33	45
6	83	0	49	34	82	0	50	32

Subtotal Other Securities	480	14	106	388	605	14	141	478

Total Public Fixed Maturities	$12,320	$1,022	$155	$13,187	$12,057	$703	$248	$12,512

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of our international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC Designation as of the dates indicated.

Private Fixed Maturity Securities—Trading Account Assets Supporting Insurance Liabilities

(1)(2)	September 30, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$791	$76	$0	$867	$828	$74	$10	$892
2	3,320	275	2	3,593	3,143	262	13	3,392

Subtotal High or Highest Quality Securities	4,111	351	2	4,460	3,971	336	23	4,284
3	588	39	3	624	588	33	2	619
4	159	4	2	161	123	3	5	121
5	56	1	1	56	76	0	4	72
6	9	0	8	1	13	0	2	11

Subtotal Other Securities	812	44	14	842	800	36	13	823

Total Private Fixed Maturities	$4,923	$395	$16	$5,302	$4,771	$372	$36	$5,107

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC Designations.
(2)	Reflects equivalent ratings for investments of our international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	September 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$4	$4	$0	$0
Fixed maturities:
Corporate securities	93	89	110	120	116	104	110	119
Commercial mortgage-backed	120	90	0	0	155	111	0	0
Residential mortgage-backed	0	0	0	0	186	96	0	0
Asset-backed securities	399	298	16	16	598	551	69	70
Foreign government	48	49	0	0	46	46	0	0
U.S. government	4	4	0	0	4	4	0	0

Total fixed maturities	664	530	126	136	1,105	912	179	189
Equity securities(1)	1,113	1,122	119	128	1,226	1,177	133	128
Other	0	0	0	0	11	11	0	0

Total other trading account assets	$1,778	$1,653	$245	$264	$2,346	$2,104	$312	$317

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

As of September 30, 2012, on an amortized cost basis, 74% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 14% have BBB credit ratings, and the remaining 12% have BB or below credit ratings. As of September 30, 2012, on an amortized cost basis, 100% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of both September 30, 2012 and December 31, 2011, we held approximately 10% of our general account investments in commercial mortgage and other loans. This percentage is net of a $282 million and $310 million allowance for losses as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$23,679	$9,821	$21,988	$9,100
Uncollateralized loans	1,938	0	2,236	0
Residential property loans	900	0	1,033	0
Other collateralized loans	53	0	66	0

Total commercial mortgage and other loans(1)	$26,570	$9,821	$25,323	$9,100

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $51 million and $63 million of collateralized consumer loans as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,406	31.3%	$3,326	33.9%	$7,136	32.5%	$3,118	34.3%
South Atlantic	4,811	20.3	1,947	19.8	4,568	20.8	1,868	20.5
Middle Atlantic	3,567	15.1	2,139	21.8	3,221	14.6	2,109	23.2
East North Central	1,905	8.0	560	5.7	1,579	7.2	336	3.7
West South Central	2,149	9.1	735	7.5	1,858	8.4	688	7.6
Mountain	1,171	4.9	372	3.8	1,181	5.4	356	3.9
New England	689	2.9	322	3.3	637	2.9	257	2.8
West North Central	474	2.0	163	1.6	576	2.6	185	2.0
East South Central	359	1.5	152	1.5	307	1.4	152	1.7

Subtotal-U.S.	22,531	95.1	9,716	98.9	21,063	95.8	9,069	99.7
Asia	700	3.0	0	0.0	519	2.4	0	0.0
Other	448	1.9	105	1.1	406	1.8	31	0.3

Total commercial and agricultural mortgage loans	$23,679	100.0%	$9,821	100.0%	$21,988	100.0%	$9,100	100.0%

	September 30, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,643	23.8%	$1,850	18.9%	$5,234	23.8%	$1,804	19.8%
Retail	5,420	22.9	2,662	27.1	4,988	22.7	2,207	24.2
Office	4,291	18.1	2,288	23.3	4,043	18.4	2,216	24.4
Apartments/Multi-Family	3,769	15.9	1,252	12.7	3,263	14.8	1,254	13.8
Other	2,114	8.9	577	5.9	2,079	9.5	517	5.7
Agricultural properties	1,458	6.2	702	7.1	1,363	6.2	674	7.4
Hospitality	984	4.2	490	5.0	1,018	4.6	428	4.7

Total commercial and agricultural mortgage loans	$23,679	100.0%	$9,821	100.0%	$21,988	100.0%	$9,100	100.0%

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

As of September 30, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.02 times, and a weighted average loan-to-value ratio of 58%. As of September 30, 2012, approximately 98% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of September 30, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.0 times and a weighted average loan-to-value ratio of 54%. As of September 30, 2012, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2012, the weighted average debt service coverage ratio was 2.47 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.5 billion of such loans as of both September 30, 2012 and December 31, 2011, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion and $0.2 billion of such loans as of September 30, 2012 and December 31, 2011, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2012, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations.”

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$3,834	$1,308	$1,022	$870	$261	$68	$7,363
50%-59.99%	1,666	825	966	562	80	139	4,238
60%-69.99%	2,880	878	1,441	1,424	525	131	7,279
70%-79.99%	914	362	504	971	457	141	3,349
80%-89.99%	20	0	19	246	268	413	966
90%-100%	0	0	68	0	46	178	292
Greater than 100%	0	0	19	28	2	143	192

Total commercial and agricultural mortgage loans	$9,314	$3,373	$4,039	$4,101	$1,639	$1,213	$23,679

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2012
	Debt Service Coverage Ratio
	Greater than 2.0x	1.8x to 2.0x	1.5x to < 1.8x	1.2x to < 1.5x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-49.99%	$1,896	$522	$492	$398	$167	$20	$3,495
50%-59.99%	682	349	558	335	29	48	2,001
60%-69.99%	874	265	746	827	209	9	2,930
70%-79.99%	267	163	189	203	156	53	1,031
80%-89.99%	0	0	0	62	127	115	304
90%-100%	0	0	0	0	0	45	45
Greater than 100%	0	0	0	0	5	10	15

Total commercial and agricultural mortgage loans	$3,719	$1,299	$1,985	$1,825	$693	$300	$9,821

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of September 30, 2012.

	September 30, 2012
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2012	$3,591	15.2%	$1,582	16.1%
2011	4,891	20.6	1,454	14.8
2010	3,165	13.4	1,075	10.9
2009	1,278	5.4	448	4.6
2008	2,622	11.1	1,091	11.1
2007 & prior	8,132	34.3	4,171	42.5

Total commercial and agricultural mortgage loans	$23,679	100.0%	$9,821	100.0%

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

Commercial Mortgage and Other Loans—Financial Services Businesses

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,643	$0	$0	$0	$0	$0	$5,643
Retail	5,413	2	0	0	5	7	5,420
Office	4,286	5	0	0	0	5	4,291
Apartments/Multi-Family	3,768	1	0	0	0	1	3,769
Hospitality	984	0	0	0	0	0	984
Other	2,105	4	0	0	5	9	2,114

Total commercial mortgage loans	22,199	12	0	0	10	22	22,221

Agricultural property loans	1,422	0	0	0	36	36	1,458
Residential property loans	867	11	5	0	17	33	900
Other collateralized loans	53	0	0	0	0	0	53
Uncollateralized loans	1,938	0	0	0	0	0	1,938

Total	$26,479	$23	$5	$0	$63	$91	$26,570

Commercial Mortgage and Other Loans—Closed Block Business

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,850	$0	$0	$0	$0	$0	$1,850
Retail	2,662	0	0	0	0	0	2,662
Office	2,288	0	0	0	0	0	2,288
Apartments/Multi-Family	1,252	0	0	0	0	0	1,252
Hospitality	490	0	0	0	0	0	490
Other	577	0	0	0	0	0	577

Total commercial mortgage loans	9,119	0	0	0	0	0	9,119

Agricultural property loans	702	0	0	0	0	0	702
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,821	$0	$0	$0	$0	$0	$9,821

Commercial Mortgage and Other Loans—Financial Services Businesses

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$5,234	$0	$0	$0	$0	$0	$5,234
Retail	4,983	0	0	0	5	5	4,988
Office	4,022	5	0	0	16	21	4,043
Apartments/Multi-Family	3,217	0	0	0	46	46	3,263
Hospitality	1,018	0	0	0	0	0	1,018
Other	2,029	13	10	0	27	50	2,079

Total commercial mortgage loans	20,503	18	10	0	94	122	20,625

Agricultural property loans	1,331	1	1	0	30	32	1,363
Residential property loans	987	22	6	0	18	46	1,033
Other collateralized loans	66	0	0	0	0	0	66
Uncollateralized loans	2,236	0	0	0	0	0	2,236

Total	$25,123	$41	$17	$0	$142	$200	$25,323

Commercial Mortgage and Other Loans—Closed Block Business

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days- Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans
	(in millions)
Commercial mortgage loans:
Industrial	$1,802	$0	$2	$0	$0	$2	$1,804
Retail	2,207	0	0	0	0	0	2,207
Office	2,216	0	0	0	0	0	2,216
Apartments/Multi-Family	1,254	0	0	0	0	0	1,254
Hospitality	428	0	0	0	0	0	428
Other	517	0	0	0	0	0	517

Total commercial mortgage loans	8,424	0	2	0	0	2	8,426

Agricultural property loans	674	0	0	0	0	0	674
Residential property loans	0	0	0	0	0	0	0
Other collateralized loans	0	0	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0	0	0

Total	$9,098	$0	$2	$0	$0	$2	$9,100

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	September 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$250	$60	$333	$102
Addition to/(release of) allowance for losses	(4)	(4)	(71)	(34)
Charge-offs, net of recoveries	(19)	0	(15)	(8)
Change in foreign exchange	(1)	0	3	0

Allowance, end of period	$226	$56	$250	$60

As of September 30, 2012, the $226 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $75 million related to loan specific reserves and $151 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $250 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Financial Services Businesses included $91 million related to loan specific reserves and $159 million related to the portfolio reserve for probable incurred but not specifically identified losses.

As of September 30, 2012, the $56 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $4 million related to loan specific reserves and $52 million related to the portfolio reserve for probable incurred but not specifically identified losses. As of December 31, 2011, the $60 million valuation allowance for our commercial mortgage and other loan portfolio attributable to the Closed Block Business included $2 million related to loan specific reserves and $58 million related to the portfolio reserve for probable incurred but not specifically identified losses. The decrease in the allowance for both the Financial Services Businesses and the Closed Block Business primarily reflects positive credit migration for certain mortgages.

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

Equity Securities—Financial Services Businesses

	September 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$1	$1	$0	$2	$1	$1	$0	$2
Mutual fund common stocks(1)	1,841	488	0	2,329	1,708	428	2	2,134
Other common stocks	2,338	171	110	2,399	2,400	75	272	2,203

Total public equity	4,180	660	110	4,730	4,109	504	274	4,339

Private Equity
Non-redeemable preferred stocks	16	1	0	17	18	0	1	17
Common stock	46	18	3	61	28	17	0	45

Total private equity(2)	62	19	3	78	46	17	1	62

Total equity	$4,242	$679	$113	$4,808	$4,155	$521	$275	$4,401

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Hedge funds and other alternative investments are included in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	September 30, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public Equity
Non-redeemable preferred stocks	$3	$0	$0	$3	$2	$0	$0	$2
Common stock	2,407	778	26	3,159	2,746	538	173	3,111

Total public equity	2,410	778	26	3,162	2,748	538	173	3,113

Private Equity
Non-redeemable preferred stocks	8	1	0	9	9	0	0	9
Common stock	0	0	0	0	0	0	0	0

Total private equity	8	1	0	9	9	0	0	9

Total equity	$2,418	$779	$26	$3,171	$2,757	$538	$173	$3,122

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Financial Services Businesses

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$384	$17	$508	$31
Three months or greater but less than six months	248	25	551	54
Six months or greater but less than nine months	109	7	191	24
Nine months or greater but less than twelve months	52	7	193	35
Greater than twelve months	2	0	0	0

Total	$795	$56	$1,443	$144

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Financial Services Businesses

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$193	$52	$243	$63
Three months or greater but less than six months	6	2	172	60
Six months or greater but less than nine months	6	3	20	8
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$205	$57	$435	$131

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2012, were primarily concentrated in the consumer cyclical, technology and finance sectors compared to December 31, 2011, where the gross unrealized losses were primarily concentrated in the finance, basic industry, and industrial other sectors. Gross unrealized losses attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more was $57 million as of September 30, 2012 and does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by less than 20% for the following timeframes:

Unrealized Losses from Equity Securities, Less than 20%—Closed Block Business

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$272	$10	$377	$23
Three months or greater but less than six months	83	5	287	28
Six months or greater but less than nine months	49	4	151	14
Nine months or greater but less than twelve months	6	1	18	3
Greater than twelve months	0	0	0	0

Total	$410	$20	$833	$68

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by less than 20%, using month-end valuations.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

Unrealized Losses from Equity Securities, Greater than 20%—Closed Block Business

	September 30, 2012		December 31, 2011
	Amortized Cost(1)	Gross Unrealized Losses(1)	Amortized Cost(1)	Gross Unrealized Losses(1)
	(in millions)
Less than three months	$8	$2	$164	$43
Three months or greater but less than six months	9	3	166	59
Six months or greater but less than nine months	3	1	8	3
Nine months or greater but less than twelve months	0	0	0	0
Greater than twelve months	0	0	0	0

Total	$20	$6	$338	$105

(1)	The aging of amortized cost and gross unrealized losses is determined based upon a count of the number of months the estimated fair value remained below cost by 20% or more, using month-end valuations.

The gross unrealized losses as of September 30, 2012, were primarily concentrated in the basic industry sector compared to December 31, 2011, where the gross unrealized losses were primarily concentrated in the finance, basic industry, and consumer non-cyclical sectors. Gross unrealized losses attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more of $6 million as of September 30, 2012 and does not include any gross unrealized losses on securities where the estimated fair value had declined and remained below cost by 50% or more. We have not recognized the gross unrealized losses shown in the table above as other-than-temporary impairments. See “—Other-Than-Temporary Impairments of Equity Securities” for a discussion of the factors we consider in making these determinations.

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

Impairments of equity securities attributable to the Financial Services Businesses were $21 million and $40 million for the three months ended September 30, 2012, and 2011, respectively, and $93 million and $85 million for the nine months ended September 30, 2012, and 2011, respectively. Impairments of equity securities attributable to the Closed Block Business were $3 million and $2 million for the three months ended September 30, 2012, and 2011, respectively, and $21 million and $16 million for the nine months ended September 30, 2012, and 2011, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$340	$480	$360	$413
Non-real estate-related	1,840	1,390	1,733	1,284
Real estate held through direct ownership(1)	1,717	8	1,956	10
Other(2)	913	144	432	283

Total other long-term investments	$4,810	$2,022	$4,481	$1,990

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations as of the dates indicated.

	September 30, 2012	December 31, 2011
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$446	$2,026
Private, available-for-sale, at fair value	89	82
Other trading account assets, at fair value	3,957	3,124
Equity securities, available-for-sale, at fair value	13	12
Commercial mortgage and other loans, at book value(1)	713	1,318
Other long-term investments	1,323	1,349
Short-term investments	3,288	2,984

Total investments	$9,829	$10,895

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Fixed Maturity Securities—Invested Assets of Other Entities and Operations

	September 30, 2012
	Lowest Rating Agency Rating					Total Amortized Cost	Total Fair Value
	AAA	AA	A	BBB	BB and below
				(in millions)
Industry(1)
Residential mortgage-backed	$0	$178	$0	$0	$5	$183	$192
Asset-backed securities	8	20	1	18	21	68	76
Commercial mortgage-backed	41	19	0	15	5	80	82
Corporate securities	4	8	73	25	4	114	129
U.S. government	0	46	0	0	0	46	55
State & municipal	0	0	1	0	0	1	1
Foreign government	1	0	0	0	0	1	0

Total	$54	$271	$75	$58	$35	$493	$535

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

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

Less than $1 million of commercial mortgage-backed securities held outside the general account are classified as other trading account assets as of September 30, 2012, all of which have AAA credit ratings.

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

	September 30, 2012	December 31, 2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$422	$648
Allowance for credit or valuation-related losses	$25	$44
Weighted average loan-to-value ratio(1)	91%	93%
Weighted average debt service coverage ratio(1)	1.51	1.52

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of September 30, 2012, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Liquidity and Capital Management

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

Our capital management framework is primarily based on statutory risk based capital measures. Due to our diverse mix of businesses and applicable regulatory requirements, we apply certain refinements to the framework that are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain capital decisions.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and competitive risk based capital ratios and solvency margins for our insurance subsidiaries, including under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital and proceeds from derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive risk based capital ratios and solvency margins under reasonably foreseeable stress scenarios.

Regulation Under The Dodd-Frank Act

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing and other matters. See “Business—Regulation” and “Risk Factors” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

Shareholder Dividend

On November 7, 2012, Prudential Financial declared an annual dividend for 2012 of $1.60 per share of Common Stock, representing an increase of approximately 10% from the 2011 Common Stock dividend. The Company also announced that it will move to a quarterly Common Stock dividend schedule beginning in the first quarter of 2013.

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

The primary uses of funds at Prudential Financial include servicing our debt, operating expenses, capital contributions and other payments to subsidiaries, and the payment of declared shareholder dividends, as well as repurchases of outstanding shares of Common Stock if executed under Board authority.

As of September 30, 2012, Prudential Financial had cash and short-term investments of $4,003 million, a decrease of $941 million from December 31, 2011. Included in the cash and short-term investments of Prudential Financial is $185 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Short-term investments of $1,233 million primarily consist of government agency securities and money market funds.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

Nine Months Ended September 30, 2012
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,677
Proceeds from the issuance of junior subordinated debt (hybrid securities)	989
Proceeds from stock-based compensation and exercise of stock options	239
Net proceeds under external financing agreements(2)	182
Repayment of funding agreements from Prudential Insurance	77

Total sources	3,164

Uses:
Repayment of retail medium-term notes	1,066
Capital contributions to subsidiaries(3)	1,015
Repayments of long term senior debt	850
Share repurchases	650
Net payments under intercompany loan agreements(4)	315
Shareholder dividends	53
Repayment of short-term debt, net of issuances	32
Other, net	124

Total uses	4,105

Net decrease in cash and short-term investments	$941

(1)	Includes dividends and/or returns of capital of $600 million from Prudential Insurance, $415 million from international subsidiaries, $349 million from asset management subsidiaries, $248 million from Prudential Annuities Life Assurance Corporation and $65 million from other subsidiaries.
(2)	Represents net repayments under the transitional financing agreements provided in connection with the sale of the real estate brokerage franchise and relocation business in 2011. The financing agreements consisted of three credit facilities: two six-month facilities that were repaid and expired on June 6, 2012 and a three-year facility that was repaid and terminated on October 26, 2012.
(3)	Includes capital contributions of $713 million to Pruco Reinsurance, Ltd., $294 million to international insurance and investment subsidiaries, $7 million to asset management subsidiaries and $1 million to other subsidiaries.
(4)	Includes a decrease of $1,225 million in net borrowings in our intercompany liquidity account and a repayment of $20 million to Prudential Holdings, LLC, partially offset by net borrowings of $569 million by Pruco Reinsurance, Ltd., $290 million by asset management subsidiaries, $50 million by Pruco Life Insurance Company and $21 million by other subsidiaries.

In June 2012, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. As of September 30, 2012, 2.7 million shares of our Common Stock were repurchased under this authorization for a total cost of $150 million. The Company exhausted the Board’s previous $1.5 billion repurchase authority which covered the prior twelve-month period. During the first nine months of 2012, 11.5 million shares of our Common Stock were repurchased, for a total cost of $650 million. The timing and amount of any future share repurchases will be determined by management based on market conditions and other considerations. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2011, Prudential Insurance’s unassigned surplus was $5,070 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,184 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI, or the Department, of its intent to pay any dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the prior calendar year’s statutory surplus or (ii) the prior calendar year’s statutory net gain from operations, which excludes realized investment gains and losses, the dividend is considered to be an “extraordinary dividend” and the prior approval of the Department is required for payment of the dividend. Prudential Insurance’s statutory surplus as of December 31, 2011, was $8,160 million and its statutory net gain from operations, excluding realized investment gains and losses, for the year ended December 31, 2011, was $584 million. The laws regulating dividends of the other states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. The ability of our asset management subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint. Nevertheless, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. In addition to the regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

On May 18, 2012, Prudential Insurance paid an ordinary dividend of $316 million and an extraordinary dividend of $284 million to its parent, Prudential Holdings, LLC, all of which was in turn distributed to Prudential Financial. On June 29, 2012, Prudential Annuities Life Assurance Corporation paid an extraordinary dividend of $248 million to Prudential Financial. On September 6, 2012, Prudential Retirement Insurance and Annuity Company paid an ordinary dividend of $200 million to its parent, Prudential Insurance.

With respect to The Prudential Life Insurance Company Ltd., or POJ, and Gibraltar Life, Japan insurance law provides that common stock dividends may be paid in an amount of up to 100% of prior fiscal year statutory earnings, after certain reserving thresholds are met including providing for policyholder dividends. POJ and Gibraltar must give prior notification to the Financial Services Agency, or the FSA, of their intent to pay any dividend or distribution. Also, dividends in excess of prior fiscal year earnings and other forms of capital distribution require the prior approval of the FSA. Although Gibraltar is able to pay common stock dividends to Prudential Financial, subject to these legal and regulatory restrictions, we do not anticipate receiving common stock dividends for several years as Gibraltar may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. Based on fiscal year-end March 31, 2012 results, in the second quarter of 2012, POJ declared a dividend of ¥19 billion, or approximately $237 million, to its parent, Prudential Holdings of Japan. We expect this dividend to be paid in the fourth quarter of 2012. On July 27, 2012, Gibraltar Life repaid ¥31.5 billion, or $401 million, in subordinated debt to its parent, Prudential Holdings of Japan, of which $259 million was ultimately sent to Prudential Financial.

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

Commercial Paper Programs

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program. As of September 30, 2012, Prudential Financial and Prudential Funding had outstanding borrowings of $264 million and $700 million, respectively, under these commercial paper programs. The daily average commercial paper outstanding during the nine months ended September 30, 2012 for the Prudential Financial and Prudential Funding programs was $268 million and $935 million, respectively. For additional information on our commercial paper programs, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our domestic insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments, mortgage loans and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase by the short-term portfolios of four years or less. A portion of the asset-backed securities held in our short-term spread portfolios, including our enhanced short-term portfolio, are collateralized by sub-prime mortgages. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

	September 30, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,662	$3,371	$8,033	$3,118	$3,100	$6,218
Cash collateral for loaned securities	2,442	934	3,376	2,254	719	2,973
Securities sold but not yet purchased	32	0	32	5	0	5

Total(1)	$7,136	$4,305	$11,441	$5,377	$3,819	$9,196

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$5,055	$2,161	$7,216	$3,438	$2,012	$5,450
Weighted average maturity, in days(2)	32	32		62	72

(1)	The daily weighted average outstanding for the three and nine months ended September 30, 2012 was $7,259 million and $6,623 million, respectively, for the Financial Services Businesses and $4,585 million and $4,398 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

The $2.2 billion increase in these programs during the first nine months of 2012 has been driven by attractive financing and investment opportunities.

In addition, as of September 30, 2012, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $548 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

As of September 30, 2012, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $82.4 billion, of which $11.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2012, we believe approximately $29.2 billion of the remaining eligible assets are readily lendable, of which approximately $20.6 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

Membership in the Federal Home Loan Banks

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its statutory net admitted assets, excluding separate account assets. Based on this limitation and after taking into account required collateralization levels and purchases of activity-based stock, as of September 30, 2012, Prudential Insurance had an estimated maximum borrowing capacity of $6.3 billion under the FHLBNY facility, of which $2.4 billion was outstanding. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB, which provides PRIAC access to collateralized advances. As of September 30, 2012, based on guidance from the Connecticut Department of Insurance, PRIAC had an estimated maximum borrowing capacity of $1.6 billion under the FHLBB facility; however, no advances were outstanding.

For additional information on our participation in the Federal Home Loan Bank programs, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Credit Facilities

We have access to an aggregate of $3.75 billion of syndicated, committed credit facilities, which includes a $2 billion five-year facility expiring in December 2016 that has Prudential Financial as borrower and a $1.75 billion three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of September 30, 2012 or as of the date of this filing.

The facilities may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on our credit ratings nor subject to material adverse change clauses. Borrowings are conditioned on the continued satisfaction of customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding “Accumulated other comprehensive income (loss)” and excluding equity of noncontrolling interests. As of September 30, 2012 and December 31, 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

Cash Flow

The principal sources of liquidity for Prudential Insurance and our other domestic insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, hedging activity and payments in connection with financing activities.

We believe that the cash flows from our operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$38,288	46%	$38,896	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	22,795	27	22,211	27
At market value	2,578	3	2,208	3
At contract value, less surrender charge of 5% or more	1,810	2	2,036	2

Subtotal	65,471	78	65,351	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,777	22	17,760	21

Total annuity reserves and deposit liabilities	$83,248	100%	$83,111	100%

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

The following table sets forth the fair value of our domestic insurance operations portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	September 30, 2012	December 31, 2011
	(in billions)
Cash and short-term investments	$6.5	$6.6
Fixed maturity investments:
High or highest quality	130.9	124.6
Other than high or highest quality	9.6	10.3

Subtotal fixed maturity investments	140.5	134.9
Public equity securities	3.2	3.3

Total	$150.2	$144.8

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of Prudential Insurance and our other domestic life insurance subsidiaries, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s and our other domestic life insurance subsidiaries’ RBC ratios to a level consistent with their ratings targets. RBC is determined by statutory guidelines and formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. Prudential Insurance reported an RBC ratio of

491% as of December 31, 2011. The RBC ratio is an annual calculation; however based upon September 30, 2012 amounts, we estimate that the RBC ratios for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of our domestic life insurance subsidiaries is also affected by statutory accounting rules, which are subject to change by insurance regulators.

As part of our Capital Protection Framework, we have developed a broad view of the impact of market distress on the statutory capital of the Company. The program focuses on tail risk to protect our capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, we purchase equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. We assess the composition of our hedging program on an ongoing basis, and we may change it from time to time based on our evaluation of our risk position or other factors. Additionally, we may choose to manage the interest rate risk associated with certain of our products by holding capital against a portion of the interest rate exposure. The capital consequences associated with our decision to utilize this risk management strategy have been factored into the Capital Protection Framework.

Captive Reinsurance Companies

We utilize captive reinsurance companies to more effectively manage our capital on an economic basis. To support the risks they assume, our captives are capitalized to a level consistent with the financial strength rating targets of our domestic insurance entities. All of our captive reinsurance companies are wholly-owned subsidiaries and are typically organized in the state of domicile of the direct writing entity that cedes business to the captive.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” This regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions, including financing these non-economic reserves through internal and external solutions, to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. See “Prudential Financial—Financing Activities—Consolidated Borrowings—Financing of regulatory reserves associated with domestic life insurance products” below for additional information on our financing activities related to Regulation XXX and Guideline AXXX.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables us to execute our living benefit hedging program primarily within one legal entity, Pruco Re. In this living benefits hedging program, we enter into a range of exchange-traded and over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market assumptions such as interest rate and equity market levels. For a full discussion our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Through our Capital Protection Framework discussed above, we maintain access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs that may arise related to this hedging program. These capital needs can vary due to, among other items, changes in equity markets, interest rates, mortality and policyholder behavior.

Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, our Arizona domiciled life insurance company, Pruco Life Insurance Company, is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by Prudential Annuities Life Assurance Corporation, or PALAC, and Pruco Life Insurance Company of New Jersey, or PLNJ, we must continue to collateralize Pruco Re’s obligations under the reinsurance arrangement in order for PALAC and PLNJ to claim reinsurance reserve credit for their business ceded. We satisfy this requirement by depositing assets into statutory reserve credit trusts for Pruco Re. Funding needs for the statutory reserve credit trusts are separate and distinct from the capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re, provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserves credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance reserves credit requirements would require us to deposit additional assets in the statutory reserve credit trusts, while lower reinsurance reserves credit requirements would allow assets to be removed from the statutory reserve credit trusts. Lower interest rates offset by the impact of higher equity markets during the first nine months of 2012 led to an increase in our need to fund the captive reinsurance trusts by an amount of $113 million.

We formed a captive reinsurance company domiciled in New Jersey to reinsure 90% of the short-term risks under the policies in Prudential Insurance’s Closed Block. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term surplus volatility within Prudential Insurance resulting from the Closed Block, including volatility caused by the impact of any unrealized mark-to-market losses or realized credit losses within the investment portfolio of the Closed Block. In connection with the Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under a letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under a letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions, including the satisfaction of the same minimum net worth covenant for the Financial Services Businesses as in our syndicated credit facilities described under “Credit Facilities” above and maintenance of at least $5.5 billion of total adjusted capital by Prudential Insurance based on statutory accounting principles prescribed under New Jersey law.

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

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	September 30, 2012				December 31, 2011
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total
	(in billions)
Cash and short-term investments	$1.6	$4.7	$0.2	$6.5	$5.4
Fixed maturity investments:
High or highest quality(3)	31.2	92.2	11.2	134.6	120.6
Other than high or highest quality	0.4	2.0	0.1	2.5	2.0

Subtotal	31.6	94.2	11.3	137.1	122.6
Public equity securities	1.2	2.1	0.4	3.7	3.4

Total	$34.4	$101.0	$11.9	$147.3	$131.4

(1)	Includes Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $134.6 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of September 30, 2012, $93 billion, or 69%, were invested in government or government agency bonds.

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

	September 30, 2012	December 31, 2011
	(in billions)
Prudential of Japan(1)	$38.9	$36.6
Gibraltar Life	102.9	96.6
All other international insurance subsidiaries(2)	9.9	8.6

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$151.7	$141.8

(1)	As of September 30, 2012 and December 31, 2011, $5.4 billion and $4.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our U.S. domiciled insurance operations and supported by U.S. dollar-denominated assets.
(2)	Represents our international insurance operations, excluding Japan.

Our Japanese operations did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal without a market value adjustment as of September 30, 2012 and December 31, 2011. Additionally, we believe that the longer term recurring pay individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy. Individual life insurance policies sold by our Japanese operations with a higher savings component may be subject to increased levels of surrenders if interest rates increase.

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

Solvency margin levels in our international insurance subsidiaries can be materially impacted by interest rate, equity market and real estate market fluctuations, the level of impairments recorded, credit quality migration of the investment portfolio, changes in regulation, and foreign exchange rate movements, among other items. We evaluate the solvency margin capital levels of our Japanese insurance operations under reasonably foreseeable stress scenarios and believe our solvency margin levels would be comfortably above regulatory requirements under these scenarios.

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements to alter risk charges for certain assets and change the manner in which an insurance company’s core capital is calculated. These changes became effective for the fiscal year ended March 31, 2012. Under this new method, the fiscal year-end solvency margin ratios for our Japanese insurance subsidiaries continue to exceed our targets. The March 31, 2012 solvency margin ratio for Gibraltar also reflects the merger of Star, Edison, and Gibraltar Life, which was effective January 1, 2012. The table below presents the solvency margins of our Japanese insurance subsidiaries under the new method as of March 31, 2012.

March 31, 2012
Prudential of Japan	721%
Gibraltar Life Consolidated	810%
Gibraltar Life	862%
Prudential Gibraltar(1)	756%

(1)	Represents Prudential Gibraltar Financial Life Insurance Company, Ltd., a wholly-owned subsidiary of Gibraltar Life.

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” These hedging strategies include both internal and external hedging programs.

The internal hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge a portion of the value of U.S. dollar-denominated investments held on the books of these yen-based entities. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. In order to minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2012, Prudential Financial funded $85 million of cash settlements related to the internal hedge program, which were paid to the yen-based subsidiaries. As of September 30, 2012, the market value of the internal hedges was a liability of $837 million owed to the yen-based subsidiaries of Prudential Financial. Absent any changes in forward exchange rates from those expected as of September 30, 2012, the $837 million internal hedge liability represents the present value of the net cash flows from Prudential Financial to these entities over the life of the hedging instruments, up to 30 years, and would require additional liquidity and capital to fund contributions from Prudential Financial to our subsidiaries. A significant yen appreciation over an extended period of time, and in excess of the forward exchange rates, would result in higher capital and liquidity needs to fund the net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge foreign-denominated future income of our foreign subsidiaries and equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2012, Prudential Financial paid $89 million of net cash flows for international insurance-related external hedge settlements. As of September 30, 2012, the net liability related to external foreign currency hedges was $415 million. A significant appreciation in the yen and other foreign currencies could result in net cash outflows in excess of our liability.

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

Our commercial mortgage origination and servicing business participates in a Fannie Mae alternative delivery program known as ASAP Plus (“As Soon as Pooled” delivery). Our approval limit for outstanding balances on ASAP Plus is $150 million. This program allows us to assign a qualified Fannie Mae loan trade commitment to Fannie Mae as early as the next business day after a loan closes, and receive 99% of the loan purchase price from Fannie Mae. The program does not eliminate the need to provide temporary warehouse financing, but does significantly reduce the duration of funding requirements for eligible Fannie Mae originated loans from the normal delivery cycle of two to four weeks down to as little as one to two days. There was no balance outstanding on this program as of September 30, 2012.

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

At September 30, 2012 and December 31, 2011, total outstanding purchase commitments related to such separate account activity were $2.8 billion and $3.4 billion, respectively, which amounts include both off- and on-balance sheet commitments. The decrease in total outstanding purchase commitments during the last nine months was primarily driven by the satisfaction of outstanding debt commitments, which were funded from investor capital contributions and property sales. The following is a summary of the outstanding purchase commitments for these separate account portfolios as of September 30, 2012. Off-balance sheet commitments include capital commitments and commitments with respect to properties that have not yet substantially satisfied pre-conditions and are considered contingent liabilities. On-balance sheet commitments represent obligations which have substantially satisfied conditions to funding of the commitments.

	Contractual Maturity Date
	Remaining 2012	2013	After 2013	Total
	(in millions)
Off-Balance Sheet Commitments:
Recourse to Prudential Insurance	$15	$110	$0	$125
Recourse limited to assets of separate accounts	109	318	371	798

Total Off-Balance Sheet Commitments	124	428	371	923

On-Balance Sheet Commitments:
Recourse to Prudential Insurance	341	64	17	422
Recourse limited to assets of separate accounts	203	905	318	1,426

Total On-Balance Sheet Commitments	544	969	335	1,848

Total Commitments	$668	$1,397	$706	$2,771

The contractual maturity dates of some of the outstanding purchase commitments may accelerate upon a failure to maintain required loan-to-value ratios, failure of Prudential Insurance to maintain required ratings or failure to satisfy other financial covenants.

Some separate accounts have also entered into syndicated credit facilities providing for borrowings in the aggregate amount of up to $0.8 billion. As of September 30, 2012, there were no outstanding borrowings under these credit facilities. These facilities also include loan-to-value ratio requirements and other financial covenants. Recourse on obligations under these facilities is limited to the assets of the applicable separate account. As of September 30, 2012, these separate account portfolios had combined gross and net asset values of $28.4 billion and $19.2 billion, respectively.

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

As of September 30, 2012 and December 31, 2011, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1.2 billion and $1.3 billion, respectively.

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

As of September 30, 2012 and December 31, 2011, total short- and long-term debt of the Company on a consolidated basis was $26.9 billion and $27.0 billion, respectively, which includes $17.6 billion and $18.6 billion, respectively, related to the parent company, Prudential Financial.

Issuance of Hybrid Securities

In August 2012, Prudential Financial sold $1 billion aggregate principal amount of 5.875% fixed-to-floating rate junior subordinated notes in a public offering. The notes are considered hybrid securities that receive enhanced equity treatment from the rating agencies. The notes mature on September 15, 2042, and interest is payable semi-annually at a fixed rate of 5.875% until September 15, 2022, after which interest is payable quarterly at a floating rate of 3-month LIBOR plus 4.175%. We have the right to defer interest payments on the notes for a period of up to five years, during which time interest will be compounded. We may redeem notes at par on or after September 15, 2022. We may also redeem the notes, in whole but not in part, prior to September 15, 2022 (i) at par in the event of a future change in the regulatory capital treatment of the notes with respect to the Company or (ii) at the greater of par or a make-whole price in the event of a future change in the tax treatment of the notes or a change relating to the equity credit assigned to the notes by a rating agency. The net proceeds received from the sale of the notes were used for general corporate purposes and to redeem some of our outstanding retail medium-term notes.

Sale of Asset-Backed Notes

On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1 billion aggregate principal amount of 2.997% notes with a final maturity of September 30, 2015. The notes are secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to its scheduled payment date. The deposit of the residential mortgage-backed securities into the trust by Prudential Insurance did not result in recognition of a gain or loss on the securities, or de-recognition of the securities from the balance sheet, under statutory accounting principles or U.S. GAAP but is consistent with Prudential Insurance’s overall tax planning strategies to monetize statutory deferred tax assets.

Existing Hybrid Securities and the Related Replacement Capital Covenants

Prudential Financial has outstanding $600 million of 8.875% fixed-to-floating rate junior subordinated notes issued to institutional investors and $920 million of 9.0% fixed-rate junior subordinated notes issued to retail investors. Both issuances are considered hybrid securities that receive enhanced equity treatment from the rating agencies. The 9.0% fixed-rate junior subordinated notes are redeemable by the Company at par on or after June 15, 2013. See Note 14 to our Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for more information on the junior subordinated notes.

In April 2012, we terminated the replacement capital covenants that were entered into in 2008 in connection with our issuance of these junior subordinated notes. We received the consent of holders of a majority in principal amount of our 6.625% medium-term notes due 2037, as was required for the termination of the replacement capital covenants. We also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. The new replacement capital covenant was entered into for the benefit of the holders of our 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless we have received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, the terms of the new replacement capital covenant will not apply in certain instances, including (i) if Standard & Poor’s upgrades our corporate credit rating by at least one notch above “A+” or (ii) if we repurchase or redeem up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

Prudential Financial Borrowings

Prudential Financial is authorized to borrow funds from various sources to meet its capital and other funding needs, as well as the capital and other funding needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt issued to consolidated subsidiaries, by contractual maturity, as of the dates indicated.

	Contractual maturities by Calendar Year, as of September, 30, 2012							Total December 31, 2011
	Remaining 2012	2013	2014	2015	2016	2017 and thereafter	Total
	(in millions)
General obligation short-term debt:
Commercial paper	$249	$15	$0	$0	$0	$0	$264	$296
Current portion of long-term debt	3	1,742	0	0	0	0	1,745	956

Subtotal	252	1,757	0	0	0	0	2,009	1,252

General obligation long-term debt:
Senior debt	0	0	1,473	2,148	750	7,278	11,649	13,236
Junior subordinated debt	0	0	0	0	0	2,519	2,519	1,519
Retail medium-term notes	0	5	58	74	4	1,278	1,419	2,545

Subtotal	0	5	1,531	2,222	754	11,075	15,587	17,300

Total borrowings	$252	$1,762	1,531	$2,222	$754	$11,075	$17,596	$18,552

Prudential Financial maintains a Medium-Term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion, of which as of September 30, 2012 approximately $9.1 billion remained available. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.26% for both the nine months ended September 30, 2012 and 2011, excluding the effect of debt issued to consolidated subsidiaries. During the first nine months of 2012, $850 million of these notes matured.

Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion, of which as of September 30, 2012 approximately $3.8 billion remained available. The retail medium-term notes program traditionally has served as a funding source for a product of our Retirement segment for which we earn investment spread; however, proceeds from the program are also used for general corporate purposes. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.94% and 5.85% for the nine months ended September 30, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries. As of September 30, 2012, $1.1 billion of the outstanding retail notes were redeemable by the Company at par. During the first nine months of 2012, the Company redeemed $959 million of its outstanding retail notes. We may continue to redeem some or all of the remaining retail notes as part of our overall liquidity and capital management.

Consolidated Borrowings

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term borrowings by Prudential Funding and Prudential Financial, unsecured third party bank borrowings, and asset-based or secured financing. As of September 30, 2012, we were in compliance with all debt covenants related to the borrowings in the table below.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	September 30, 2012	December 31, 2011
	(in millions)
Borrowings:
General obligation short-term debt(1)	$3,013	$2,336
General obligation long-term debt:
Senior debt	14,711	16,488
Junior subordinated debt (hybrid securities)	2,519	1,519
Surplus notes(2)(3)	4,140	4,140
Other(4)	725	725

Total general obligation long-term debt	22,095	22,872

Total general obligations	25,108	25,208

Limited and non-recourse borrowing:
Limited and non-recourse long-term debt(5)	1,750	1,750

Total limited and non-recourse borrowing	1,750	1,750

Total borrowings(6)	26,858	26,958

Total asset-based financing	11,441	9,196

Total borrowings and asset-based financings	$38,299	$36,154

(1)	As of both September 30, 2012 and December 31, 2011, includes $199 million of short-term debt representing collateralized advances with the Federal Home Loan Bank of New York.
(2)	As of both September 30, 2012 and December 31, 2011, includes $3.2 billion of floating rate surplus notes issued by subsidiaries of Prudential Insurance to fund regulatory reserves, as well as $940 million of fixed rate surplus notes issued by Prudential Insurance.
(3)	As of September 30, 2012 and December 31, 2011, the $4.1 billion of surplus notes outstanding is net of $750 million and $500 million, respectively, of assets under set-off arrangements, respectively, representing a reduction in the amount of surplus notes included in long-term debt, relating to an arrangement where valid rights of offset exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(4)	Reflects collateralized advances with Federal Home Loan Bank of New York.
(5)	As of both September 30, 2012 and December 31, 2011, the limited and non-recourse long-term debt outstanding was attributable to the Closed Block Business.
(6)	Does not include $2.3 billion and $3.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2012 and December 31, 2011, respectively, or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both September 30, 2012 and December 31, 2011. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on the trust notes, see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations decreased by $100 million from December 31, 2011 to September 30, 2012, primarily reflecting the redemption of retail notes, the maturity of medium-term notes, and a reduction in commercial paper outstanding offset by the issuance of junior subordinated debt and the sale of asset-backed notes as described above.

Our total borrowings consist of capital debt, investment-related debt, securities business-related debt and debt related to specified other businesses. Capital debt consists of borrowings that are used or will be used to meet the capital requirements of Prudential Financial, as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment-related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate-related investments held in consolidated joint ventures, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Securities business-related debt consists of debt issued to finance the liquidity of our capital markets and other securities business-related operations. Debt related to specified other businesses primarily consists of borrowings associated with our individual annuities business. Those borrowings where the holder is entitled to collect only against the assets pledged to the debt as collateral, or where the borrower has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated.

	September 30, 2012	December 31, 2011
	(in millions)
General obligations:
Capital debt(1)	$11,886	$11,224
Investment-related	8,535	8,897
Securities business-related	1,071	1,518
Specified other businesses(2)	3,616	3,569

Total general obligations	25,108	25,208
Limited and non-recourse debt(3)	1,750	1,750

Total borrowings	$26,858	$26,958

(1)	Includes $2,519 and $1,519 million of total outstanding junior subordinated debt at September 30, 2012 and December 31, 2011, respectively.
(2)	Primarily consists of borrowings associated with our individual annuities business supporting new business acquisition costs in certain life insurance companies, as well as hedging costs, reinsurance reserves credit requirements and other operating needs within Pruco Re.
(3)	As of both September 30, 2012 and December 31, 2011, the limited and non-recourse debt outstanding was attributable to the Closed Block Business.

The following table presents, as of September 30, 2012, the contractual maturities of the Company’s total borrowings.

	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Calendar Year:
2013 and prior	$3,019	$75	$3,094
2014	2,053	75	2,128
2015	3,801	100	3,901
2016	1,355	125	1,480
2017 and thereafter	14,880	1,375	16,255

Total	$25,108	$1,750	$26,858

We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position, contractual restrictions and other factors. The amounts involved may be material.

Financing of regulatory reserves associated with domestic life insurance products

As discussed above under “Liquidity and Capital Resources of our Subsidiaries—Domestic Insurance Subsidiaries—Captive Reinsurance Companies,” we use reinsurance arrangements and financing transactions involving captive reinsurance companies in order to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance products. These activities are described below.

During 2011, a captive reinsurance subsidiary entered into agreements providing for the issuance and sale of up to $1 billion of ten-year fixed-rate surplus notes in order to finance reserves required under Regulation XXX. In June 2012, this subsidiary entered into another agreement for the issuance of up to an additional $500 million of ten-year fixed rate surplus notes for the same purpose. At September 30, 2012, an aggregate of $750 million of surplus notes were outstanding under this facility. Under the agreements, the subsidiary received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary in order to reimburse it for investment losses in excess of specified amounts. In addition, during 2011, another captive reinsurance subsidiary issued a $1.5 billion surplus note to an affiliate to finance reserves required under Guideline AXXX.

Other captive reinsurance subsidiaries have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of September 30, 2012 and December 31, 2011, there were no collateral postings made under these derivative instruments.

The surplus notes described above are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval. The payment of interest on the surplus notes has been approved by the regulator, subject to the ability of the regulator to withdraw that approval.

As we continue to underwrite term and universal life business, and as we assume the business being ceded to us in the acquisition of The Hartford’s individual life business, we expect to have additional borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, we believe we have sufficient financing resources available, including those internal and external resources described above, to meet our financing needs under Regulation XXX into 2014 and under Guideline AXXX beyond 2014, assuming that the volume of new business remains consistent with current sales projections.

Funding Agreement Notes Issuance Program

Prudential Insurance maintains a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. The notes have fixed or floating interest rates and original maturities ranging from five to ten years. As of September 30, 2012 and December 31, 2011, the outstanding aggregate principal amount of such notes totaled $2.3 billion and $3.2 billion respectively, out of a total authorized amount of up to $15 billion. Our ability to issue under this program depends on market conditions. The aggregate maturities of these notes over the next 12 months are approximately $1.2 billion. We intend to repay the maturing notes through a combination of cash flows from asset maturities and available cash.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties, thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2012 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $84 million as of September 30, 2012. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to the Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $15 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook. Moody’s has the U.S. life insurance industry on negative outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Moody’s has all of the Company’s ratings on positive outlook; A.M. Best and Fitch have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of The Prudential Life Insurance Company Ltd. and Gibraltar Life Insurance Company Ltd. on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, increased the frequency and scope of their credit reviews, requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate, including in both cases, businesses that have either been divested or placed in wind-down status. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

For additional information regarding our litigation and regulatory matters accrual methodology and our estimated range of reasonably possible losses in excess of accruals established, as well as additional discussion on our litigation and regulatory matters referred to below, see Note 15 to the Unaudited Interim Consolidated Financial Statements included herein.

Following is a discussion of recent material developments concerning our legal and regulatory proceedings:

In October 2012, a shareholder derivative lawsuit, Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et. al., was filed in the United States District Court for the District of New Jersey, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment by certain senior officers and directors. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, the Company’s Board of Directors and a former Director. The complaint alleges that the defendants made false and misleading statements regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and improve its corporate governance and internal procedures to comply with applicable laws.

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above.

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount.

In September 2012, the complaint filed in Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was withdrawn without prejudice.

In August 2012, in the matter of In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation the court denied plaintiffs’ class certification motion without prejudice pending, the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed their summary judgment motions.

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain Company Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs.

In August 2012, the Company filed four additional actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al., The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al,, The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al. and The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al. to recover damages attributable to Company and affiliate entities’ and funds’ investments in residential mortgage-backed securities.

In June 2012, in the matter of Lederman v. Prudential Financial, Inc., et al, the court granted summary judgment against an additional plaintiff reducing to 39 the number of plaintiffs asserting claims against the Company.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation or regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. We believe, however, that, based on information currently known to us, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

ITEM 1A.   RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The risk factor contained in our 2011 Form 10-K titled “The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council for designation as a non-bank financial company to be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act. For additional information on this notice of consideration by the Financial Stability Oversight Council, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2012, of its Common Stock:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1, 2012 through July 31, 2012	5,681	$49.09	—
August 1, 2012 through August 31, 2012	2,330	$53.95	—
September 1, 2012 through September 30, 2012	2,690,471	$55.77	2,689,857

Total	2,698,482	$55.75	2,689,857	$850,000,000

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013.

ITEM 6.	EXHIBITS

10.1	First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, effective October 5, 2012.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 8, 2012

EXHIBIT INDEX

10.1	First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, effective October 5, 2012.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.