Form 10-K
period 2012-12-31
PRUDENTIAL FINANCIAL INC
filed 2013-02-22
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $22.47 billion and 464 million shares of the Common Stock were outstanding. As of January 31, 2013, 463 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2012, and January 31, 2013, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2012.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.060 trillion of assets under management as of December 31, 2012, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third party distribution networks. Our principal executive offices are located in Newark, New Jersey.

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

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. As of December 31, 2012, the general account investment portfolio totaled $330.7 billion for the Financial Services Businesses and $67.9 billion for the Closed Block Business. For additional information on our investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments” and Note 4 to the Consolidated Financial Statements.

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

Demutualization and Separation of the Businesses

Demutualization

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

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 12 to the Consolidated Financial Statements and “—Closed Block Business” below for more information on the Closed Block.

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

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

•

within Prudential Holdings, LLC, dividends received from Prudential Insurance, certain tax benefits and reinvestment proceeds thereof, the principal amount of the IHC debt, related unamortized debt issuance costs and hedging activities, and a guaranteed investment contract; and

•

within Prudential Financial, the Class B stock, dividends received from Prudential Holdings, LLC and any reinvestment proceeds thereof, and other liabilities of Prudential Financial, in each case attributable the Closed Block Business.

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments; (2) cash flows from such assets; (3) assets resulting from the reinvestment of such cash flows; (4) cash flows from the Closed Block Policies; and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside of the Closed Block by Prudential Insurance, to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside of the Closed Block that initially represented the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve, which collectively we refer to as the Surplus and Related Assets.

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

Inter-Business Transfers and Allocation Policies

Prudential Financial’s Board of Directors has adopted certain policies relating to payments, loans, capital contributions, transfers of assets and other transactions between the Closed Block Business and the Financial Services Businesses; and the allocation between the two Businesses of tax costs and benefits. These inter-business transfer and allocation policies are set forth in Exhibit 4.3 to this Annual Report. In the future, the Board of Directors may modify, rescind or add to any of these policies, subject to the Board of Directors’ general fiduciary duties. In addition, we have agreed with the investors in the Class B Stock and the insurer of the IHC debt that, in most instances, the Board of Directors may not change these policies without their consent.

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

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. We focus on innovative product design coupled with our risk management strategies, as discussed below.

Competition

We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. During 2012, we implemented variable annuity product modifications to scale back benefits, increase pricing and close a share class, and we suspended additional customer deposits for variable annuities with certain optional living benefit riders that were no longer being offered. Similarly, certain of our competitors who had previously introduced more aggressive product designs and pricing, have now taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has been strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. Our current optional living benefits guarantee includes, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The fixed-rate accounts that are invested in the general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact and effectiveness of our hedging program for any capital markets movements that we may hedge, the impact on that portion of our variable annuity contracts with an automatic rebalancing element, also referred to as an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks, utilizing a combination of product design elements and our living benefits hedging program. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, and an automatic rebalancing element. The objective of the automatic rebalancing element, included in the design of all currently-sold optional living benefits, is to mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio or fixed-rate account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation.

Through our living benefits hedging program, we also manage capital markets risk associated with certain of our optional living benefit guarantees. This program represents a balance among three objectives: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through our hedge program, we purchase derivatives that seek to replicate the net change in our hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until many years in the future.

For more information regarding the risks inherent in our products and the mitigants we have in place to limit our exposure to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Marketing and Distribution

Our annuity products are distributed through a diverse group of independent financial planners, wirehouses, banks, and insurance agents, including Prudential Agents and the agency distribution force of The Allstate Corporation, or Allstate. Our distribution efforts are supported by a network of 318 internal and external wholesalers as of December 31, 2012.

Underwriting and Pricing

We earn asset management and other fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses related to non-proprietary funds. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding contractholder behavior, including persistency, and benefit utilization and withdrawal timing and efficiency for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions, including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the automatic rebalancing element, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our inforce contracts, including any death benefit and living benefit guarantee features associated with these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal timing and efficiency and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in pricing these embedded derivative liabilities. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans. For clients with combinations of defined contribution, defined benefit and non-qualified plans, we offer integrated recordkeeping services. We also provide certain brokerage services through our broker-dealer, Prudential Investment Management Services LLC, and trust services through our bank, Prudential Bank & Trust, FSB (“PB&T”). In 2012, PB&T divested its bank deposits in connection with the previously announced decision to limit its operations to trust-only services. Our institutional investment products business offers investment-only stable value products, pension risk transfer products, guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities and other group annuities, for defined contribution plans, defined benefit plans, non-qualified plans, and individuals.

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. In recent years, we have seen a trend towards unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety and flexibility of available funds and their performance are key selection criteria to plan sponsors and intermediaries. Additionally, changes in the regulatory environment have driven more transparent fee disclosures, which have heightened pricing pressures. We have also seen slow case turnover in our mid to large case target markets.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. In recent years, we have established ourselves as a leader in the stable value wrap market. Additionally, in 2012, we completed two significant pension risk transfer transactions, positioning ourselves as innovators in providing pension risk management solutions to plan sponsors. We believe this emerging market offers attractive opportunities that are aligned with our expertise. For certain of our traditional institutional investment products, economic conditions and other competitive factors have resulted in maturing contracts outpacing new issuances.

Products and Services

Full Service.    Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we offer a variety of general and separate account stable value products and other fee-based separate accounts, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products that are designed for the benefit of participants are marketed and sold on an investment-only basis through our full service distribution channels.

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

We also offer fee-based products, through which customer funds are held in a separate account, retail mutual funds, institutional funds, or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee backed by the general account. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, and hedge certain of the related risks utilizing externally purchased hedging instruments.

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

Institutional Investment Products.    Our institutional investment products business primarily offers products to the stable value and payout annuity markets.

Stable Value Markets.    Our stable value area manufactures investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which we pass investment results through to the customer, subject to a minimum interest rate guarantee backed by the general account, and earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate is floored at zero. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with flexible fund investment alternatives, and assets may be managed by Prudential Financial’s asset management unit or third party asset managers.

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

Payout Annuity Markets.    Our payout annuity area offers innovative pension risk transfer products, as well as traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant.

Our innovative pension risk transfer products include portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating group annuity contracts which we issue to pension plan sponsors and assume all of the investment and actuarial risk associated with a group of specified participants within a plan. These products have economic features similar to our traditional general account annuity contracts, discussed below, but may also offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties.

During 2012, we completed two significant non-participating group annuity pension risk transfer transactions. Premiums associated with these transactions represented approximately 38% of Prudential Financial’s total consolidated revenue for 2012. These premiums were largely offset by a corresponding increase in policyholders’ benefits, including the change in policy reserves.

Our traditional general and separate account products include structured settlements, voluntary income products and other group annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. For our general account products, we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits result from the emerging experience related to investment returns, timing of mortality, timing of retirement, and the level of expenses being more or less favorable than assumed in the original pricing. Our separate account products include both participating and non-participating contracts. Our participating contracts are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract. Our non-participating contracts provide pension benefit guarantees to defined benefit plan participants. Under U.S. GAAP, these contracts are treated as general account products, and have economic features similar to our general account annuity contracts, but offer the added protection of an insulated separate account.

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, our dedicated sales and support teams manage our distribution efforts in offices across the country. We sell our products and services through third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors.

In our stable value area within our institutional investment products business, we utilize our direct sales force and intermediaries to distribute investment-only stable value wraps and traditional GICs to plan sponsors and stable value fund managers, and to distribute funding agreements and retail and institutional notes to investors. We also manage a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. Prudential Insurance may also issue funding agreements directly to the Federal Home Loan Bank of New York (“FHLBNY”).

In our payout annuity area within our institutional investment products business, our pension risk transfer products are distributed through actuarial and third-party brokers. Structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity shopping services. Other traditional group annuities and participating separate account annuity products are typically distributed through actuarial consultants and third-party brokers.

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using pricing models that consider the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity area, our models also use assumptions for mortality and early retirement risks. These assumptions may be less predictable in emerging markets, and significant deviations in actual experience from pricing assumptions could affect the profitability of these products. For our investment-only stable value wrap product, our pricing risk is mitigated by the fact that the fees we earn for providing a guaranteed rate of return may be reset, as defined by the underlying contracts. Additionally, the contracts allow participants to withdraw funds at book value, while contractholder withdrawals occur at market value immediately or at book value over time.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force annuity products. We base these reserves on assumptions we believe to be appropriate for investment yield, expenses, mortality rates, retirement age and other behavioral assumptions, as well as margins for adverse deviation as appropriate. For accumulation products, we establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates.

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products. These products and services are provided to the public and private marketplace, as well as other segments of our Financial Services Businesses and the Closed Block Business. We also invest in asset management and investment distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management.

We earn asset management fees which are typically based upon a percentage of assets under management. In certain asset management arrangements, we also receive performance-based incentive fees when the return on the managed assets exceeds certain benchmark returns or other performance targets. Transaction fees are earned as a percentage of the transaction price associated with the sale or purchase of assets in certain funds, primarily related to real estate. In addition, we earn investment results from strategic investing and revenues from commercial mortgage origination and servicing.

Competition

The Asset Management segment competes with numerous asset managers and other financial institutions. For our asset management products, we compete based on a number of factors, including investment performance, strategy and process, talent, organizational stability and client relationships. We offer products across multiple asset classes, with specialized investment teams that employ approaches designed to add value in each product area or asset class. Our organizational stability and robust institutional and retail businesses have helped attract and retain talent critical to delivering investment results for clients. Our private placement and commercial mortgage businesses compete based on price, terms, execution and the strength of our relationship with the borrower. Competition will vary depending on the product or service being offered.

Products and Services

We offer asset management services for public and private fixed income, public equity and real estate, as well as commercial mortgage origination and servicing, and mutual funds and other retail services through the following eight businesses:

Prudential Fixed Income.    Prudential Fixed Income manages fixed income portfolios for U.S. and international, institutional and retail clients, as well as for our general account. Our products include traditional broad market fixed income and single-sector strategies. We manage traditional as well as customized asset-liability strategies. We also manage hedge strategies and collateralized loan obligations and also serve as a non-custodial securities lending agent.

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

Jennison Associates.    Jennison Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services by managing a range of publicly-traded equity, balanced and fixed income portfolios that span market capitalizations, investment styles and geographies. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional, private and subadvisory clients, including mutual funds.

Quantitative Management Associates.    Quantitative Management Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services to a wide range of clients by managing a broad array of publicly-traded equity asset classes using various investment styles. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and subadvisory clients, including mutual funds, using proprietary quantitative processes tailored to meet client objectives.

Prudential Capital Group.    Prudential Capital Group provides asset management services by investing in private placement investment grade and below investment grade debt and mezzanine debt securities, with a majority of the private placement investments being originated by our staff. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, insurance company separate accounts, and private fund structures.

Prudential Mortgage Capital Company.    Prudential Mortgage Capital Company provides commercial mortgage origination, asset management and servicing for our general account, institutional clients, and government-sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac, and beginning in 2011, as a minority interest joint venture partner and service provider to originate commercial mortgages for future securitization. Through the third quarter of 2008, we had originated shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. Our interim loans are generally paid off through refinancing or the sale by the borrower of the underlying collateral.

Prudential Real Estate Investors.    Prudential Real Estate Investors provides asset management services for single-client and commingled private and public real estate portfolios and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through 22 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or designated geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Prudential Investments.    We manufacture, distribute and service investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 57 mutual funds as of December 31, 2012. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. Additionally, we offer banks and other financial services organizations a wealth management platform, which permits such banks and organizations to provide their retail clients with services including asset allocation, investment manager research and access, clearing, trading services, and performance reporting.

Prudential International Investments.    Prudential International Investments manufactures proprietary products and distributes both proprietary and non-proprietary products, tailored to meet client needs. Our international investment operations primarily consist of our asset management operations in Japan, India and Taiwan, and our operating joint ventures in Italy and Brazil which are accounted for under the equity method. These results were formerly included in our International Insurance segment.

In addition, we make strategic investments to support the creation and management of funds offered to third-party investors in private and public real estate, fixed income and public equities asset classes. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make loans to, and guarantee obligations of, our managed funds that are secured by equity commitments from investors or assets of the funds.

Marketing and Distribution

We provide investment management services for our institutional customers through a proprietary sales force organized by each asset management business. Each business has an independent marketing and client service team working with clients. Institutional asset management services are also offered through the Retirement segment of our Financial Services Businesses.

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by other segments of our Financial Services Businesses and third party networks. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

We also provide investment management services across a broad array of asset classes for our general account, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments.”

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

On January 2, 2013, we acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, we paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $135 billion. This acquisition increases our scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

Competition

The Individual Life segment competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the availability, utilization and timing of tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level and volatility of interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for dividend-paying whole life products across the industry which we no longer offer.

Products

Our primary insurance products are variable life, term life and universal life and represent 40%, 49% and 10%, respectively, of our face amount of individual life insurance in force, net of reinsurance at the end of 2012. Changing marketplace demand has shifted our sales mix towards primarily term life and universal life products.

Variable Life Insurance.    We offer several individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed-rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. However, a significant portion of Individual Life’s profits is associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Term Life Insurance.    We offer a variety of term life insurance products that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. We also offer term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Universal Life Insurance.    We offer universal life insurance products that feature flexible premiums, a choice of guarantees against lapse, and a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain contractual minimums. In addition, we offer a universal life insurance product that allows the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain contractual minimums and maximums. Individual Life’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution.    Our individual life products are offered through a variety of third party channels, including independent brokers, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Agents.    Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Prudential Agents also have access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of our property and casualty insurance operations, which we sold in 2003, and other third party providers. While these agreements provide an opportunity for additional compensation to the Individual Life segment based on multi-year profitability of the products sold, we do not expect the profit from these arrangements to be significant in the future. The number of Prudential Agents was 2,615, 2,529 and 2,471 at December 31, 2012, 2011 and 2010, respectively.

As mentioned above, the Individual Life segment distributes products offered by the Annuities and Asset Management segments and is paid a market rate by these businesses to distribute their products. These payments may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment.

Underwriting and Pricing

Underwriters generally follow detailed policies and procedures to assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest rates, expenses, policy persistency, premium payment patterns and separate account fund performance as well as the level, cost and availability of financing certain statutory reserves in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for in force life policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, the cost of financing certain statutory reserves, as well as margins for adverse deviation. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest or fund performance, less withdrawals, expenses and cost of insurance charges.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. On policies sold since 2000, we have reinsured a significant portion of the mortality risk assumed. As of the end of 2012, the maximum exposure we retained for new business was $30 million on single life policies and $35 million on second-to-die policies. However, in 2013, we prospectively reduced this maximum exposure limit to $20 million on both single life and second-to-die policies. Over time we have accumulated policies with higher retained exposure which may result in earnings volatility. In addition, certain transactions, such as assumed reinsurance or acquisitions of inforce contracts, may cause us to temporarily or permanently exceed these limits on an aggregate basis. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. We also sell accidental death and dismemberment and other ancillary coverage, and provide plan administrative services in connection with our insurance coverages.

Competition

We compete with other large, well-established life and health insurance providers in the U.S. markets, and are a top provider of both group life and disability insurance. Due to the maturity of the markets in which we compete, competition is primarily based on price, strong brand recognition, service capabilities, customer relationships, financial stability and range of product offerings. Because of the large number of competitors, pricing is competitive. The majority of our premiums are derived from large corporations, affinity groups or other organizations with over 10,000 insured individuals. We have a strong portfolio of products and the capability to offer customized benefit solutions, providing opportunities for continuing stabilized premiums and growth. Employee-paid coverage has become increasingly important as employers attempt to control costs and shift benefit decisions/funding to employees who continue to value benefits offered at the workplace. Our profitability is dependent in part on penetration in the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

Products

Group Life Insurance.    Our portfolio of group life insurance products consists of employer-paid (basic) and employee-paid (voluntary) coverages, including basic and supplemental term life insurance for employees, optional term life insurance for employees’ dependents and group universal life insurance. We also offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance and business travel accident insurance. Many of our employee-paid coverages allow employees to retain their coverage when they change employers or retire.

Group Disability Insurance.    We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury, as well as short- and long-term disability management, and absence management services. Disability benefits are limited to a portion, generally 50% to 70%, of the insured’s earned income up to a specified maximum benefit. Short-term disability generally provides a weekly benefit for three to six months, while long-term disability benefits are paid monthly, following a waiting period (usually 90 or 180 days, during which short-term disability may be provided) and generally continue until the insured reaches normal retirement age.

Group Corporate-, Bank- and Trust-owned Life Insurance.    Our group corporate-, bank- and trust-owned life insurance products are group variable life insurance contracts utilizing separate accounts, and are typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees.

Marketing and Distribution

Group Insurance has its own dedicated sales force that is organized around products and market segments and distributes primarily through employee benefits brokers and consultants.

Underwriting and Pricing

We follow standard underwriting practices and procedures, and have developed standard rating systems for each product line based on Company or industry experience. We assess the risk profile of prospective insured groups; however, certain voluntary products or coverages may require underwriting on an individual basis. We are not obligated to accept any policy applications, and may require a prospective insured to submit evidence of insurability.

We base pricing of group insurance products on the expected pay-out of benefits and other costs that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. For certain policies, we determine premiums on a retrospective experience-rated basis, in which case the group contractholder bears some of the risk, or receives some of the benefit, associated with claim experience fluctuations. For policies that are not eligible to receive experience-based refunds, our profitability is more subject to fluctuations. In addition, we provide multiple year rate guarantees on many of our group contracts, which can also contribute to fluctuations in profitability.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations. We base these reserves on actuarially-recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges, as applicable.

Reinsurance

We use reinsurance to limit losses from large exposures, and in response to client requests. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company wide basis, we evaluate the financial condition of reinsurers and monitor concentration of counterparty risk to mitigate this exposure.

International Insurance Division

The International Insurance division conducts its business through the International Insurance segment.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance, retirement and related products, including certain health products with fixed benefits. We provide these products to the broad middle income market across Japan through multiple distribution channels including banks, independent agencies and Life Consultants, who are associated with our Gibraltar Life operations. We also provide similar products to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through our Life Planner operations. We commenced sales in non-U.S. markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We continue to seek opportunities for expansion into high-growth markets in targeted countries.

For the year ended December 31, 2012, our Life Planner operation in Japan and our Gibraltar Life operations represented 23% and 71%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment, and in aggregate, represented 35% of the net premiums, policy charges and fee income of the Financial Services Businesses, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, we have a 26% interest in a joint venture in India, the maximum currently allowed by regulation in India. We also had an investment in China through a consortium of investors that held a minority interest in China Pacific Insurance (Group) Co, Ltd. Through December 31, 2012, this consortium sold approximately 85% of its holdings in China Pacific Group and sold its remaining interest in 2013.

We manage each operation on a stand-alone basis with local management and sales teams, with oversight by senior executives based in Asia, Latin America and Newark, New Jersey. Each operation has its own marketing, underwriting, claims, investment management, and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by certain of our international investment subsidiaries and, to a lesser extent, by our domestic asset management subsidiaries. Operations generally invest in local currency securities, primarily bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. In addition, our Gibraltar Life operations have Australian dollar-denominated investments that support products issued in that currency.

Acquisition of the Star and Edison Businesses

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc., or AIG, of the “Star and Edison Businesses” pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012. See Note 3 to the Consolidated Financial Statements for further information.

Competition

The life insurance markets in Japan and Korea are mature and pricing is competitive. Rather than competing based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength. The aging population throughout Asia creates an increasing need for product innovation, introducing insurance products which allow for savings and income as the population transitions to retirement. The ability to sell through multiple and complementary distribution channels is a competitive advantage. However, competition for sales personnel, as well as access to third party distribution channels, is intense.

Products

Our international insurance operations have a diversified product mix, primarily denominated in local currencies and emphasizing death protection while supporting the growing demand for retirement and savings products. We offer various traditional whole life, term, endowment (which provide for payment on the earlier of death or maturity) and retirement income life insurance products that combine an insurance protection element similar to that of term life policies with a retirement income feature, including our single premium reduced death benefit whole life product. This product is sold on a simplified underwriting basis and pays a lower death benefit in the first five policy years. This product has a higher savings component than a recurring premium whole life insurance product and may be more vulnerable to lapses if interest rates increase. Premiums associated with this product represented approximately 10% of the Company’s total consolidated revenue for 2012.

In most of our operations, we also offer certain health products with fixed benefits, some of which include a high savings element, as well as annuity products, which are primarily represented by U.S. and Australian dollar-denominated fixed annuities in our Gibraltar Life operations. Sales and surrenders of non-yen products are sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in the respective countries. Our annuity products impose a market value adjustment if the invested amount is not held to maturity.

Marketing and Distribution

Our International Insurance segment distributes its products through multiple distribution channels. This includes two captive agent models, Life Planners and Life Consultants, as well as bank and independent agency third party distribution channels. For additional information on headcount for our captive agents, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Life Planners.    Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation package are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. The attributes considered when recruiting new Life Planners include but are not limited to: University/College degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2012 and 2011 were 7,058 and 6,792, respectively.

Life Consultants.    Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants as of December 31, 2012 and 2011 were 11,333 and 12,791, respectively.

Bank Distribution Channel.    Our Gibraltar Life operation has been selling its products through banks since 2006. Bank distribution channel sales primarily consist of products intended to provide savings features and premature death protection, such as our yen-denominated single premium reduced death benefit whole life product, and retirement income as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Recent sales in this channel have been highly concentrated in single pay or limited pay contracts, including our single premium reduced death benefit whole life product discussed above, which tend to be larger policies and therefore have higher average premiums per policy.

Historically, a significant portion of our sales in Japan through our bank channel distribution were derived through a single Japanese mega-bank. More recently, however, certain of our other bank channel relationships are making an increasing contribution to sales growth and we have expanded our number of partnerships. We now have relationships with Japan’s four largest banks and we continue to explore opportunities to expand our distribution capabilities through this channel.

Independent Agency Distribution Channel.    Our independent agency channel sells protection products and high cash value products for retirement benefits through the business market and sells a variety of other products including protection, medical and fixed annuity products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships including accounting firms, corporate agencies and independent agencies with a balanced focus on individual and business markets. We differentiate ourselves by providing quality service to producers in this distribution channel.

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

Pricing of similar products is generally consistent in each of our countries. The profitability of our products is impacted by differences between actual mortality and morbidity experience and the assumptions used in pricing these policies and as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the aggregate mortality and morbidity levels reflected in the assumptions used in pricing.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as margins for adverse deviation. For variable and interest-sensitive life products, as well as annuity products, we establish liabilities for policyholders’ account balances that represent cumulative gross premiums collected plus interest or investment results credited less surrenders, and charges for cost of insurance and administration fees.

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with both selected third party reinsurers and Prudential Insurance. For example, International Insurance buys catastrophe reinsurance that covers multiple deaths from a single occurrence in some of our insurance operations and has a coinsurance agreement with Prudential Insurance for the U.S. dollar-denominated business in our Japanese Life Planner insurance operations. If a third party reinsurer is, for some reason, unable to meet its obligations, we remain liable. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to a life insurance joint venture and an asset management joint venture in China; (8) results related to our Capital Protection Framework; and (9) the impact of transactions with and between other segments.

Corporate operations include results related to our Capital Protection Framework, which includes, among other initiatives, the following:

•

Our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Capital Protection Framework.”

•

The capital consequences of our decision to manage the interest rate risk associated with various operations of the Financial Services Businesses by holding capital against a portion of the interest rate exposure rather than fully hedging the risk.

•

The capital consequences associated with certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We maintain access to on-balance sheet capital and contingent sources of capital that are available to meet capital needs that may arise related to this hedging program.

We assess the composition of these hedging programs on an ongoing basis, and we may change them from time to time based on our evaluation of the Company’s risk position or other factors.

Divested Businesses

Divested Businesses reflect the results of the following businesses that have been or will be sold or exited, including businesses that have been placed in wind down, that did not qualify for “discontinued operations”

accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Segment Measures” for an explanation of adjusted operating income.

Long-Term Care.    In July 2012, we announced our decision to cease sales of group long-term care insurance reflecting the challenging economics of the long-term care market including the continued low interest rate environment as well as our desire to focus our resources on our core group life and disability businesses. We discontinued sales of group long-term care products effective August 1, 2012, or a later date as may be required by specific state law. We notified our clients of our intent to continue to accept enrollments on existing group long-term care contracts through June 30, 2013 or later as required by contractual provisions. In March 2012, we discontinued sales of our individual long-term care products.

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations. We base these reserves on actuarially-recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid and claims incurred but not yet reported. We also include interest rate assumptions which are based on actual and expected net investment returns. Our assumptions for reserves for future policy benefits related to these products have factored in our best estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material.

Residential Real Estate Brokerage Franchise and Relocation Services.    In 2011, we sold our real estate brokerage franchise and relocation services businesses to Brookfield Asset Management, Inc. (“Brookfield”), but retained ownership of a financing subsidiary with debt and equity investments in a limited number of real estate brokerage franchises. Also, we agreed to provide certain Brookfield affiliates with transitional financing for the transferred relocation services through three credit facilities, which were fully repaid and terminated in 2012.

Financial Advisory.    In 2008, we announced our intention to exit our financial advisory business, which consisted of our investment in a retail securities brokerage and clearing operations joint venture which was sold on December 31, 2009. Certain expenses relating to the businesses we originally contributed to the joint venture were retained, primarily for litigation and regulatory matters.

Property and Casualty Insurance.    In 2003, we sold our property and casualty insurance companies to Liberty Mutual Group, or Liberty Mutual. We have reinsured Liberty Mutual for adverse loss development for specific property and casualty risks that Liberty Mutual did not want to retain. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available.

Individual Health and Disability Insurance.    We ceased writing individual disability income policies in 1992, and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims. We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations.

Other.    In addition to the businesses described above, the results of Divested Businesses also include the following:

•

In 2000, we announced a restructuring of Prudential Securities’ activities and subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business.

•

We have not actively engaged in the assumed life reinsurance market in the United States since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties. In 2000, we sold our interest in Prudential of America Life Insurance Company, or PALIC, but remain subject to mortality risk for certain assumed individual life insurance policies sold by PALIC under the terms of the reinsurance treaties. We establish actuarially-determined reserves for future policy benefits consistent with our methodologies for yearly renewable term life policies, which are less than the net amount at risk. As of December 31, 2012, the net amount at risk was $17 million.

•

In addition to the above, we indemnified the purchaser of PALIC for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale.

Discontinued Operations

Discontinued operations reflect the results of the following businesses which qualified for “discontinued operations” accounting treatment under U.S. GAAP:

•	We discontinued our Mexican asset management operations in the second quarter of 2009 and subsequently sold these operations in the fourth quarter of 2009;

•	We discontinued our Korean asset management operations in the first quarter of 2010 and subsequently sold these operations in the second quarter of 2010;

•	We discontinued our global commodities operations in the second quarter of 2011 and subsequently sold these operations in the third quarter of 2011; and

•	Direct real estate investments that are sold or held for sale may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continued. For accounting purposes, we also segregated the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block forms the principal component of the Closed Block Business. As of December 31, 2012, total attributed equity of the Closed Block Business represented 4% of the Company’s total attributed equity. For additional discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

As discussed in Note 12 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed may be available for distribution over time to Closed Block policyholders as part of policyholder dividends unless offset by future Closed Block experience that is less favorable than expected. These cash flows will not be available to shareholders. A policyholder dividend obligation liability is established for any excess cash flows. Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. The long-term risks associated with the Closed Block Business are 90% reinsured (subject to certain caps) including, as of January 1, 2013, 17% reinsured by two wholly-owned subsidiaries. We also reinsure 90% of the short-term risks associated with the Closed Block Business to another wholly-owned subsidiary. Reinsurance of the Closed Block Business is reported in the Corporate and Other operations within the Financial Services Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on the Closed Block reinsurance arrangements, as well as Note 13 to the Consolidated Financial Statements for additional discussion on the accounting for these reinsurance arrangements.

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

On April 20, 2004, we entered into a servicemark and trademark agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Competition

In each of our businesses, we face intense competition from insurance companies, asset managers and diversified financial institutions in the U.S. and abroad. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, and financial strength and credit ratings. The relative importance of these factors varies across our products, services and the markets we serve. The competitive landscape is, and will be, impacted by the various frameworks applied to us and our competitors.

Competition for personnel in our businesses is intense, including for executive officers and management personnel, Prudential Agents, Life Planners, Life Consultants and other sales personnel, and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We direct substantial efforts to recruit and retain our insurance agents and employees and to increase their productivity. Competition for desirable non-affiliated distribution channels is also intense.

Additional factors affecting the competitive landscape for our products and services are discussed within the descriptions of our business segments above.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations in recent years produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act discussed below.

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations and is subject to regulation as an insurance holding company under applicable insurance laws. On October 31, 2012, the Board of Governors of the Federal Reserve System (“FRB”) approved Prudential Financial’s application to deregister as a savings and loan holding company and Prudential Financial is no longer subject to regulation as a savings and loan holding company. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) subjects us to substantial additional federal regulation. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects of Dodd-Frank’s impact on us include:

•

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. On October 19, 2012, Prudential Financial received notice that it is under consideration by the Council for a proposed determination that it should be designated as a Designated Financial Company. The Council may determine to issue to Prudential Financial a written notice of determination that it is a Designated Financial Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council and further court review. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company.

If we are determined to be a Designated Financial Company, we would become subject to stricter prudential standards that are the subject of ongoing rule-making, including proposed stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the FRB (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of our size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity requirements, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing, and to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issuers) to no more than 25% of its consolidated capital stock and surplus or to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets.

The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary. We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to us if we are designated as a Designated Financial Company.

•

In 2012, the FRB published a number of notices of proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The proposals include provisions affecting the calculation of regulatory capital ratios and the use of credit ratings for valuation purposes and implementing the Collins Amendment’s requirement that the current general risk based capital rules serve as a “floor” for specified institutions. Although these proposals do not address Designated Financial Companies, the FRB has indicated that the proposals will become a key part of the enhanced prudential standards for covered companies, including Designated Financial Companies, described above. In addition, regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to Prudential Financial were it to become a Designated Financial Company.

•

If designated as a Designated Financial Company, we will be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. If so designated, we would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios to be used. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests would ultimately be designed, conducted and disclosed were Prudential Financial to become a Designated Financial Company or whether the results of such designation will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

If Prudential Financial is designated as a Designated Financial Company, we could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In August 2012, the CFTC published for comment a proposed rule to exempt certain affiliated entities within a corporate group from the foregoing centralized exchange execution and clearing requirements. We cannot predict whether or in what final form the proposed rule will be adopted. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with such counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (including the Company) to be named as Designated Financial Companies and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. The FIO director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the FIO director if—as is true with respect to Prudential Financial—the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced.

•

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

International Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has proposed to designate certain companies as systematically significant, similar to the approach the Council may take in connection with Designated Financial Companies. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency (“FSA”) in Japan. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group level supervision mechanisms. The impact of the implementation of Solvency II on Prudential cannot be determined at this time. There can be no assurance that Solvency II will not, at a minimum, result in increased supervisory, capital and disclosure burdens on Prudential’s EEA operations with potential broader collateral consequences to Prudential Financial.

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

Other U.S. Federal Regulation

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%. In addition, the Act extended various business tax provisions through the end of 2013 that had expired at the end of 2011. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. If this provision had not been extended, the Company would have been subject to current U.S. tax on investment income earned by its foreign insurance subsidiaries.

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. There continues to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and/or corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the Administration’s Revenue Proposals) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Proposed Financial Crisis Responsibility Fee

The Administration’s Revenue Proposal includes a proposal that would impose a Financial Crisis Responsibility Fee, or FCRF, on certain financial institutions with over $50 billion in consolidated assets, including the Company. The amount of the FCRF that would be imposed upon the Company under this proposal, in the event it is enacted into law, is unclear, but could be substantial.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners, or NAIC, has promulgated model laws for adoption in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. In addition, the International Association of Insurance Supervisors, or IAIS, is developing a model framework for the regulation of internationally active insurance groups that also contemplates “group wide supervision” across national boundaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial if adopted.

In 2012, Prudential Bank & Trust, FSB, (“PB&T”) limited its operations to trust services. On October 31, 2012, the FRB approved Prudential Financial’s application to deregister as a savings and loan holding company and Prudential Financial and Prudential IBH Holdco, Inc. are no longer considered to be savings and loan holding companies subject, in that capacity, to the examination, enforcement and supervisory authority of the FRB. As a trust-only organization, PB&T does not have access to a Federal Reserve credit line, is not permitted to issue commercial loans or checking accounts and all or substantially all deposits, if any, must be trust funds received in a fiduciary capacity. PB&T is now regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association and Prudential Financial is subject to supervision by the OCC as to whether it serves as a source of strength to PB&T. We also provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either PB&T or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some shareholders of Prudential Financial might consider desirable.

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted and other matters; and regulating reinsurance transactions, including the role of captive reinsurers.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In February 2013, the New Jersey insurance regulator, along with the insurance regulators of Arizona, Connecticut, Indiana and Iowa substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for all of our U.S. domestic insurance companies as part of the normal five year examination and found no material deficiencies as of the date of this filing.

Financial Regulation

Dividend Payment Limitations.    The New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other U.S. insurance companies. See Note 15 to the Consolidated Financial Statements for additional information.

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

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Solvency Modernization Initiative.    State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. None of our U.S. insurance companies is currently subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2012, 2011 and 2010, we paid approximately $2.4 million, $3.6 million and $0.8 million, respectively, in assessments pursuant to state insurance guaranty association laws. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. In addition, in 2011, we agreed to make a voluntary contribution of $20 million to an insurance industry solvency fund, related to Executive Life Insurance Company of New York. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, that may be required to be registered under the federal securities laws and subject to regulation by the SEC and FINRA. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities and Commodities Regulation” affect investment advice, sales and related activities with respect to these products.

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

Investment and Retirement Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, FINRA, CFTC, state securities commissions, state banking and insurance departments and the United States Department of Labor are the principal U.S. regulators that regulate our asset management operations. For a discussion of Dodd-Frank’s impact on our investment products and asset management operations, see “—Dodd-Frank Wall Street Reform and Consumer Protection Act” above.

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation. In addition, we have several subsidiaries that are investment advisers registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require re-approval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

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

Securities and Commodities Regulation

We have subsidiaries that are broker-dealers, investment advisers, commodity pool operators or commodity trading advisers. The SEC, the CFTC, state securities authorities, FINRA, the National Futures Association (“NFA”), the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of these subsidiaries.

Our broker-dealer and commodities affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA and the NFA. Self-regulatory organizations conduct examinations of, and have adopted rules governing, their members. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers. Broker-dealers and their sales forces in the U.S. and in certain other jurisdictions are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees. The SEC, CFTC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer, an investment adviser or commodities firm or its employees. Our U.S. registered broker-dealer subsidiaries are subject to federal net capital requirements that may limit the ability of these subsidiaries to pay dividends to Prudential Financial.

Privacy Regulation

We are subject to federal and state law and regulation that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not necessarily our shareholders. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations as regulators seek to protect their financial systems from perceived systemic risk. Solvency regulatory approaches developed in Europe are being considered or adopted in jurisdictions such as Japan and Mexico. It is likely that the recent financial market dislocations will lead to changes in existing laws and regulations and regulatory frameworks, affecting our international business. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. Changes such as these can increase compliance costs and potential regulatory exposure.

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

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India and China through joint ventures. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that revised risk charges for certain assets and changed the manner in which an insurance company’s core capital is calculated. These changes were effective for the fiscal year ending March 31, 2012. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance industry, as well as regulatory requirements for those companies deemed to be systemically important financial institutions (similar to Designated Financial Companies under Dodd-Frank).

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 15 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Our international operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the United Kingdom, Hong Kong, Mexico, India, Germany and Singapore, and participate in investment-related joint ventures in Brazil, Italy and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, and separately managed accounts. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

Our international businesses may also be subject to U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. Furthermore, certain of our businesses, particularly those with operations in the United Kingdom (“U.K.”), are also subject to the U.K.’s Anti-Bribery Law, which governs interactions with both governmental and private commercial entities.

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2012, 2011 and 2010, we paid approximately $31 million, $29 million and $16 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

In 2010, Taiwan reduced the corporate tax rate from 20% to 17% for tax years beginning in or after 2010. On November 30, 2011, Japan enacted the 2011 corporate tax reform that decreased the national corporate tax rate from 30% to 28.05%, after taking into account the special reconstruction corporate tax, for tax years beginning on or after April, 1, 2012, and to 25.5% for tax years beginning on or after April 1, 2015. The carryforward period for net operating losses in Japan was increased from 7 to 9 years. Under the new legislation net operating losses can only offset 80% of a company’s taxable income. On December 31, 2011 Korea rescinded the corporate tax decrease to 22% that was to be effective in 2012. Therefore, the Korean corporate tax rate remains at 24.2% for 2012 and thereafter.

Our international operations are often subject to value added tax and similar taxes in the countries in which they operate. On August 10, 2012, Japan enacted legislation to increase the 5% consumption tax to 8% in April 2014 and to 10% in October 2015. An increase to such tax rates could reduce our consolidated net income.

On April 27, 2012, the Japan National Tax Authority (NTA) reduced the corporate tax deductibility of premiums paid for cancer products. Such a change has resulted in a decrease in the sale of such products in Japan.

Employees

As of December 31, 2012, we had 48,498 employees and sales associates, including 29,547 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

Risks Relating to Economic, Market and Political Conditions

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our businesses and our results of operations may be materially adversely affected by conditions in the global financial markets and by economic conditions generally.

Even under relatively favorable market conditions, our insurance, annuity and investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage or lower transaction volume have an adverse effect on the revenues and profitability of our asset management business, which depends on fees related primarily to the value of assets under management or transaction volume, and could further decrease the value of our strategic investments.

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

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

•

Derivative instruments we hold to hedge and manage foreign exchange risk, interest rate and equity risks associated with our products and businesses, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our derivative-based hedging strategies also rely on the performance of counterparties to such derivatives. These counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, foreign government securities (primarily that of the Japanese government), equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with a possible negative impact on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained, these may not perform as intended.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Adverse developments in the Japanese economy, including but not limited to the effects of higher inflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in yen/U.S. Dollar exchange rates may adversely affect the value of our investments, results of operations and financial condition.

Adverse European market, economic and financial conditions have had, and are likely to continue to have, a negative impact on global economic activity and financial markets. These conditions, should they persist or worsen, could adversely affect our investment results, results of operations and financial position.

Adverse developments in the U.S. or global economy resulting from the continuing uncertainty about the Federal Reserve’s monetary policy and the ongoing debate over the federal debt ceiling and its temporary suspension, sequestration (the automatic reduction in defense and non-defense spending) and the funding of the U.S. government operating under a temporary resolution could adversely affect our investment results, results of operations and financial position.

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

Our insurance and annuity products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

•	Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, DSI or VOBA (each defined below). In addition, increasing interest rates could cause capital strain for Japanese statutory reporting because the carrying value of bonds classified as available-for-sale would decline while the carrying value of liabilities would generally remain unchanged.

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

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

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. Under such conditions, we may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to us.

Disruptions, uncertainty and volatility in the financial markets may force us to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility.

We may seek additional debt or equity financing to satisfy our needs. However, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Further, any future equity offerings would dilute the ownership interest of existing shareholders.

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

Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flow, as well as increase the volatility of our results of operations under U.S. GAAP.

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce the U.S. dollar equivalent earnings and equity of these operations. We enter into derivative contracts in order to hedge the future income of certain of our international subsidiaries. Further, our Japanese subsidiaries hold U.S. dollar-denominated assets as a way for us to mitigate the effect of fluctuations in the yen exchange rate on our U.S. dollar-equivalent investment in these subsidiaries. We seek to mitigate any volatility in the local solvency margins of our Japanese subsidiaries due to holding these U.S. dollar-denominated investments by entering into inter-company currency derivatives. Currency fluctuations could adversely affect our results of operations, cash flows or financial condition as a result of these derivative positions or due to foreign income or equity investments that are not hedged. A significant strengthening of the yen could adversely impact the value of our hedges and U.S. dollar-denominated investments held in our Japanese subsidiaries and could result in additional liquidity or capital needs for our International Insurance operations.

Our Japanese insurance operations offer products denominated in non-yen currencies, with the liabilities for these products supported by investments denominated in the corresponding currencies. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities are economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in our net income under U.S. GAAP. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss),” or AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.”

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates, or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity, or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain optional living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected occurrence and timing of the benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in our best estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish actuarially-determined reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase premiums where we are able to do so or increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition.

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

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Value of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2012, we had goodwill balances related to our Retirement reporting unit, our Asset Management reporting unit and our International Insurance reporting unit. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

We have operating equity method investments within our International Insurance and Asset Management segments and Corporate and Other operations. Declines in the fair value of these investments may require that we review the remaining carrying value of these investments for potential impairment, and such review could result in impairments and charges to income.

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

Changes in our discount rate, expected rate of return, life expectancy and expected compensation increase assumptions for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, life expectancy of plan participants and expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our investment securities, such as sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Credit and Counterparty Risks

An inability to access our credit facilities could have a material adverse effect on our financial condition and results of operations.

We maintain committed unsecured revolving credit facilities. We rely on these credit facilities as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities, such as Prudential Financial’s maintenance of a prescribed minimum level of consolidated net worth calculated in accordance with the applicable credit agreement. Our failure to satisfy these and other requirements contained in the credit facilities would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, require us to post collateral, increase our borrowing costs and/or hurt our relationships with creditors, trading counterparties or reinsurers and restrict our access to alternative sources of liquidity.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2012 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $77 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $14 million, or collateral posting in the form of cash or securities to be held in a trust.

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

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

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

Certain Product Related Risks

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single major Japanese bank and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

Regulatory and Legal Risks

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

Prudential Financial is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Congress from time to time enacts pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services.

Insurance regulators have implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to proceed to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results and liquidity and capital position may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies” for information on our use of captive reinsurance companies.

The NAIC is reviewing life insurers’ use of separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of any other business of the company) for products that are not variable, which might lead to a recommendation against the allowance of insulation for certain products. We cannot predict what, if any, changes may result from this review and possible recommendations. If applicable insurance laws are changed in a way that impairs the use of insulation for certain contracts, our ability to compete effectively in certain markets may be adversely affected. In addition, our financial results and liquidity and capital position may also be adversely affected.

The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable Risk Based Capital, or RBC, requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the

RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margin ratios for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. Further, adverse financial performance in the Closed Block Business in Prudential Insurance, including adverse investment performance, may adversely affect Prudential Insurance’s RBC ratios, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance.

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

See “Business—Regulation” for discussion of regulation of our businesses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), subjects us to substantial federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

•

On October 19, 2012, we received notice that we are under consideration by the Financial Stability Oversight Council (“Council”) for a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (“FRB”) pursuant to Dodd-Frank as a “Designated Financial Company.” We cannot predict whether Prudential Financial will be designated as a Designated Financial Company. If so designated, we would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. We would also become subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

If designated, we could also be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

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

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (EEA) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and could come into force as early as January 2014. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime and may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings within the EEA. Additionally, the IAIS is currently evaluating whether certain insurance groups, such as Prudential Financial, should be designated as global systemically important insurers or GSIIs. Insurance groups designated as GSIIs will be subject to enhanced group supervision, higher capital requirements and enhanced resolution regimes.

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

Accounting standards are continuously evolving and subject to change. For example, consideration has been given to requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress from time to time considers legislation that could make our products less attractive to consumers. Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLI, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that is eligible for the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The Administration’s Revenue Proposals also include changes to the method by which U.S. multinational corporations claim foreign tax credits and the timing of the deduction for interest expense that is allocable to foreign-source income. If proposals of this type were enacted, the Company’s actual tax expense could increase, thereby reducing earnings.

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

Our ability to meet obligations, pay shareholder dividends, and to engage in share repurchases may be adversely affected by limitations imposed on dividends and other distributions from our subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the capital markets and bank facilities. As described under “Business—Regulation” and Note 15 to the Consolidated Financial Statements, our domestic and foreign insurance and various other subsidiary companies, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Finally, our management of our subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s obligations, shareholder dividends and share repurchases. From time to time, the NAIC and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in the Note 23 to Consolidated Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Operational Risks

Our risk management policies and procedures and our minority investments in joint ventures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of DAC and VOBA, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Other Risks

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

A substantial portion of our revenues and income from continuing operations is derived from our operations outside the U.S., primarily Japan and Korea. These operations are subject to restrictions on transferring funds out of the countries in which they are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk, as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, currency exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

Many of our insurance products sold in international markets, including Japan, provide for the buildup of cash values for the policyholder at contractually fixed guaranteed interest rates. Actual returns on the underlying investments may not necessarily support the guaranteed interest rates and there may be times when the spread between the actual investment returns and these guaranteed rates of return to the policyholder is negative and in which this negative spread may not be offset by the mortality, morbidity and expense charges we earn on the products.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. Such changes could result in a decrease in sales of our products or in our profits.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and credit and financial strength ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In certain international markets in which we operate, we face competition from government owned entities that benefit from pricing or other competitive advantages. The competitive landscape in which we operate may be further affected by government sponsored programs, as well as by longer term fiscal policies, adopted in the U.S. and outside of the U.S. in response to dislocations in financial markets and the economy. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, Prudential Agents, Life Planners, Life Consultants and other sales personnel, and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. Competition for desirable non-affiliated distribution channels is also intense. The loss of key personnel or non-affiliated distribution channels could have an adverse effect on our business and profitability.

Regulatory requirements could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

Various states in which our insurance companies are domiciled, including New Jersey, must approve any direct or indirect change of control of insurance companies organized in those states. The U.S. federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control. In addition, the New Jersey Business Corporation Act prohibits certain business combinations with interested shareholders. These regulatory and other restrictions may delay a potential merger or sale of Prudential Financial, even if the Board of Directors decides that it is in the best interests of shareholders to merge or be sold.

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

•

We cannot pay cash dividends on our Common Stock for any period if we choose not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount on the Class B Stock for that period. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for the definition of these terms. Any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of the Class B Stock, would reduce the assets of Prudential Financial legally available for dividends on the Common Stock.

•

Holders of Common Stock and Class B Stock vote together as a single class of common stock under New Jersey law, except as otherwise required by law and except that the holders of the Class B Stock have class voting or consent rights with respect to specified matters directly affecting the Class B Stock.

•	Shares of Class B Stock are entitled to a higher proportionate amount upon any liquidation, dissolution or winding-up of Prudential Financial than shares of Common Stock.

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial, as discussed under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 22, 2013, were as follows:

Name	Age	Title	Other Directorships
John R. Strangfeld, Jr.	59	Chairman, Chief Executive Officer and President	None
Mark B. Grier	60	Vice Chairman	None
Edward P. Baird	64	Executive Vice President and Chief Operating Officer, International Businesses	None
Richard J. Carbone	65	Executive Vice President and Chief Financial Officer	None
Charles F. Lowrey	55	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Susan L. Blount	55	Senior Vice President and General Counsel	None
Richard F. Lambert	56	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	51	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	53	Senior Vice President and Chief Investment Officer	None
Sharon C. Taylor	58	Senior Vice President, Human Resources	New Jersey Resources
Barbara G. Koster	58	Senior Vice President, Operations and Systems, and Chief Information Officer	None

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

Richard F. Lambert was elected Senior Vice President and Chief Actuary of Prudential Financial and Prudential Insurance in May 2012. Mr. Lambert has been with Prudential since 1978, serving in various positions including Vice President and Actuary in Prudential’s domestic individual life insurance business from 1996 to 2004 and Senior Vice President and Chief Actuary of Prudential’s International Insurance division from 2004 to 2012.

Nicholas C. Silitch was elected Senior Vice President and Chief Risk Officer of Prudential Financial and Prudential Insurance in May 2012. He joined Prudential in 2010 as Chief Credit Officer and head of investment risk management. Prior to joining Prudential, Mr. Silitch held the position of Chief Risk Officer of the Alternative Investment Services, Broker Dealer Services and Pershing businesses within Bank of New York Mellon.

Scott G. Sleyster was elected Senior Vice President and Chief Investment Officer of Prudential Insurance and Prudential Financial in May 2012 and February 2013, respectively. Mr. Sleyster has been with Prudential since 1987, serving in a variety of positions, including head of Prudential’s Full Service Retirement business, president of Prudential’s Guaranteed Products business, chief financial officer for Prudential’s Employee Benefits Division, and has held roles in Prudential’s Treasury, Derivatives and Investment Management units.

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

As previously disclosed, Mr. Carbone is retiring as Chief Financial Officer effective March 4, 2013 and will be succeeded by Robert M. Falzon. Mr. Falzon, age 53, has been Senior Vice President and Treasurer of the Company since January 2010. Previously, Mr. Falzon was Managing Director at Prudential Real Estate Investors, the Company’s real estate investment management and advisory business (“PREI”). At PREI, he was head of PREI’s Global Merchant Banking Group and CEO of its European business. Before joining PREI in 1998, Mr. Falzon was a Managing Director in the investment banking group at Prudential Securities Incorporated. Previously, Mr. Falzon had worked in the Company’s private placement unit.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and Asset Management segment, which are discussed below, we own eight and lease 13 other principal properties throughout the U.S., some of which are used for home office functions. In addition, we are currently in the process of developing a new office building located in Newark, New Jersey, which will be used for home office functions. Our domestic operations also lease approximately 180 other locations throughout the U.S.

For our International Insurance segment, which includes our international insurance operations, we own five home offices located in Japan, Korea, Taiwan, Brazil and Argentina, and lease five home offices located in China, Italy, Mexico, India and Poland. We also own approximately 120 and lease approximately 560 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, which includes our international investment operations, we lease three home offices located in Japan, Taiwan and India. We also lease 15 international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Korea, China, Germany and the United Kingdom, in addition to approximately 20 other branch and field offices within Europe and Asia.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment-only purposes.

ITEM 3.	LEGAL PROCEEDINGS

See Note 23 to the Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.

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

	High	Low	Dividends
2012:
Fourth Quarter	$59.89	$48.74	$1.60
Third Quarter	$58.63	$45.46	—
Second Quarter	$64.50	$44.74	—
First Quarter	$64.65	$51.30	—

2011:
Fourth Quarter	$57.32	$43.91	$1.45
Third Quarter	$65.26	$43.93	—
Second Quarter	$64.62	$57.77	—
First Quarter	$67.32	$58.32	—

On January 31, 2013, there were 1,742,501 registered holders of record for the Common Stock and 463 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2012 and 2011, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2013, there were three holders of record for the Class B Stock and 2 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay dividends on the Common Stock and Class B Stock. Beginning in the first quarter of 2013, Prudential Financial will move to a quarterly Common Stock dividend schedule. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions on the payment of dividends by Prudential Financial’s subsidiaries; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see Note 15 to the Consolidated Financial Statements.

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

Dividends declared and paid on the Common Stock will depend upon the financial performance of the Financial Services Businesses. Dividends declared and paid on the Class B Stock will depend upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock will be payable in an aggregate amount per year at least equal to the lesser of (1) a “Target Dividend Amount” of $19.25 million or (2) the “CB Distributable Cash Flow,” as defined below, for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, we retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists for any period and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period. The principal component of “CB Distributable Cash Flow” will be the amount by which Surplus and Related Assets, determined according to statutory accounting principles, exceed surplus that would be required for the Closed Block Business considered as a separate insurer; provided, however, that “CB Distributable Cash Flow” counts such excess only to the extent distributable as a dividend by Prudential Insurance under specified, but not all, provisions of New Jersey insurance law. Subject to the discretion of the Board of Directors of Prudential Financial, we currently anticipate paying dividends on the Class B Stock at the Target Dividend Amount for the foreseeable future.

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

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock. Holders of Class B Stock may exchange their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event of certain federal income tax or regulatory events. If Prudential Financial sells or otherwise disposes of all or substantially all of the Closed Block Business or a change of control of Prudential Financial occurs, Prudential Financial must exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value of 120% of the appraised fair market value of such shares of Class B Stock. For further information on the exchange provisions of the Class B Stock, see Note 15 to the Consolidated Financial Statements, the Amended and Restated Certificate of Incorporation of Prudential Financial included as Exhibit 3.1 to this report, and the “Description of Capital Stock” contained in the Registration Statement included as Exhibit 2.1 to this report.

Any exchange of Class B Stock into Common Stock could occur at a time when either or both of the Common Stock and Class B Stock may be considered to be overvalued or undervalued.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2012 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1, 2012 through October 31, 2012	2,040	$56.46	—
November 1, 2012 through November 30, 2012	5,079	$52.37	—
December 1, 2012 through December 31, 2012	1,832	$51.02	—

Total	8,951	$53.03	—	$850,000,000

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Such restricted stock and restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from consolidated financial statements not included herein.

Results for the year ended December 31, 2012 include approximately $32 billion of premiums reflecting two recently completed significant pension risk transfer transactions. On November 1, 2012, we issued a non-participating group annuity contract to the General Motors Salaried Employees Pension Trust, and assumed responsibility for providing specified benefits to certain participants. On December 10, 2012, we issued a non-participating group annuity contract to the Verizon Management Pension Plan and assumed responsibility for providing specified benefits to certain participants. The premiums from these transactions were largely offset by a corresponding increase in policyholders’ benefits, including the change in policy reserves.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2012, 2011, 2010, 2009 and 2008 includes Gibraltar Life results for the twelve months ended November 30, 2012, 2011, 2010, 2009 and 2008, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$65,354	$24,301	$18,238	$16,497	$15,459
Policy charges and fee income	4,489	3,924	3,323	2,832	3,138
Net investment income	13,661	13,124	11,865	11,390	11,824
Asset management fees and other income	2,752	4,850	3,741	4,513	757
Realized investment gains (losses), net	(1,441)	2,831	1,050	(2,897)	(2,457)

Total revenues	84,815	49,030	38,217	32,335	28,721

Benefits and expenses:
Policyholders’ benefits	65,131	23,614	18,285	16,346	16,531
Interest credited to policyholders’ account balances	4,234	4,484	4,209	4,484	2,335
Dividends to policyholders	2,176	2,723	2,189	1,298	2,218
Amortization of deferred policy acquisition costs	1,504	2,695	1,085	1,131	1,102
General and administrative expenses	11,094	10,605	8,309	7,788	8,035

Total benefits and expenses	84,139	44,121	34,077	31,047	30,221

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	676	4,909	4,140	1,288	(1,500)
Income tax expense (benefit)	204	1,488	1,243	(118)	(589)

Income (loss) from continuing operations before equity in earnings of operating joint ventures	472	3,421	2,897	1,406	(911)
Equity in earnings of operating joint ventures, net of taxes	60	182	82	1,523	(447)

Income (loss) from continuing operations	532	3,603	2,979	2,929	(1,358)
Income (loss) from discontinued operations, net of taxes	15	35	33	(19)	146

Net income (loss)	547	3,638	3,012	2,910	(1,212)
Less: Income (loss) attributable to noncontrolling interests	78	72	11	(34)	36

Net Income (loss) attributable to Prudential Financial, Inc.	$469	$3,566	$3,001	$2,944	$(1,248)

Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.91	$7.01	$5.31	$7.32	$(3.20)
Income (loss) from discontinued operations, net of taxes	0.04	0.07	0.07	(0.04)	0.34

Net income (loss) attributable to Prudential Financial, Inc.	$0.95	$7.08	$5.38	$7.28	$(2.86)

Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.91	$6.92	$5.25	$7.27	$(3.20)
Income (loss) from discontinued operations, net of taxes	0.03	0.07	0.07	(0.04)	0.34

Net income (loss) attributable to Prudential Financial, Inc.	$0.94	$6.99	$5.32	$7.23	$(2.86)

Dividends declared per share—Common Stock	$1.60	$1.45	$1.15	$0.70	$0.58

Basic and diluted earnings per share—Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$11.50	$61.00	$229.00	$(164.50)	$(9.50)
Income (loss) from discontinued operations, net of taxes	(1.00)	0.00	0.50	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$10.50	$61.00	$229.50	$(164.50)	$(9.50)

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	1.10	1.82	1.75	1.67	—

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$394,007	$344,688	$273,245	$250,406	$232,322
Separate account assets	253,254	218,380	207,776	174,074	147,095
Total assets	709,298	620,244	535,744	476,449	442,399
Future policy benefits and policyholders’ account balances	350,463	305,229	240,489	227,516	221,653
Separate account liabilities	253,254	218,380	207,776	174,074	147,095
Short-term debt	2,484	2,336	1,982	3,122	10,535
Long-term debt	24,729	24,622	23,653	21,037	20,290
Total liabilities	670,007	585,403	505,696	453,312	431,307
Prudential Financial, Inc. equity	38,575	34,253	29,535	22,603	10,741
Noncontrolling interests	716	588	513	534	351
Total equity	$39,291	$34,841	$30,048	$23,137	$11,092

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2008, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $1,133 million would have been required for the year ended December 31, 2008 to achieve a ratio of 1:1.

The historical information presented in the table above has been revised to reflect the impact of retrospective adoption of the amended guidance related to the deferral of acquisition costs as well as the impact of retrospective application of a change in method of an accounting principle for the Company’s pension plans. For further information, see “—Accounting Policies and Pronouncements—Adoption of New Accounting Pronouncements” and Note 2 to the Consolidated Financial Statements.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 12 to the Consolidated Financial Statements and “Business—Demutualization and Separation of Business” for more information on the Closed Block.

Revenues and Expenses

We earn our revenues principally from insurance premiums; mortality, expense, asset management and administrative fees from insurance and investment products; and investment of general account and other funds. We earn premiums primarily from the sale of individual life insurance, group life and disability insurance, and certain annuity contracts. We earn mortality, expense, and asset management fees primarily from the sale and servicing of separate account products including variable life insurance and variable annuities, and from the sale and servicing of other products including universal life insurance. We also earn asset management and administrative fees from the distribution, servicing and management of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

Our profitability depends principally on our ability to price our insurance and annuity products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to attract and retain customer assets, generate and maintain favorable investment results, effectively deploy capital and utilize our tax capacity, and manage expenses.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.060 trillion of assets under management as of December 31, 2012, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Industry Trends

Our U.S. and international businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

U.S. Businesses

Financial and Economic Environment.    Although economic and financial conditions continue to show signs of improvement, global market conditions and uncertainty continue to be factors in the markets in which we operate. This uncertainty, particularly in the equity markets, has led to, among other things, increased demand for guaranteed retirement income, fixed income and stable value products, and defined benefit risk transfer solutions.

The continued low interest rate environment continues to negatively impact our portfolio income yields, as discussed further below, and continued high unemployment rates and limited growth in salaries also continue to be factors impacting certain business drivers, including contributions to defined contribution plans and the costs of group disability claims.

Regulatory Environment.    Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In addition, state insurance laws regulate all aspects of our U.S. insurance businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities and universal life products with secondary guarantees.

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

Competitive Environment.    For the annuities business, traditional competitors continue to take actions to either exit the marketplace or de-risk products in response to recent market volatility. New non-traditional competitors are beginning to enter this marketplace. In 2012, we implemented modifications to scale back benefits and increase pricing for certain product features. We believe our current product offerings are competitively positioned and that our differentiated risk management strategies will provide us with an attractive risk and profitability profile. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an automatic rebalancing feature, which is a feature that is valued in the variable annuity market.

Our retirement and asset management businesses compete on price, service and investment performance. The full service retirement markets are mature, with few dominant players. We have seen a trend toward unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety of available funds and their performance are the key selection criteria of plan sponsors and intermediaries. Additionally, changes in the regulatory environment have driven more transparent fee disclosures, which have heightened pricing pressures and may accelerate the trend toward unbundling of services. Market disruption and rating agency downgrades have caused some of our institutional investment product competitors to withdraw from the market, creating significant growth opportunities for us in certain markets, including the investment-only stable value market. The recovery of the equity, fixed income, and commercial real estate markets has positively impacted asset managers by increasing assets under management and corresponding fee levels. In addition, institutional fixed income managers have generally experienced positive flows as investors have re-allocated assets into fixed income to reduce risk, including the reduction of risk in pension plans. In 2012, we closed two significant pension risk transfer transactions, which potentially changes the landscape for how plan sponsors consider their pension risk alternatives. The longevity risk associated with these transactions complements our mortality risk businesses.

The individual life and group life and disability markets are mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating a challenge of maintaining pricing discipline. In the individual life market, many of our competitors took pricing actions in 2012 in response to the low interest rate environment, following our own price increases implemented in 2009 and 2010. Our individual life sales in 2012 benefited from a strong competitive position as a result of these competitor actions. Maintaining this competitive positioning is dependent on sources of financing for the reserves associated with this business and timely utilization of the associated tax benefits. For group products, rate guarantees have become the industry norm, with rate guarantee durations trending upward, primarily for group life insurance, as a general industry practice. There is also an increased demand from clients for bundling of products and services to streamline administration and save costs by dealing with fewer carriers. As employers are attempting to control costs and shift benefit decisions and funding to employees, who continue to value benefits offered in the workplace, employee-pay (voluntary) product offerings and services are becoming increasingly important in the group market. For the long-term care business, many companies, including Prudential, have taken actions in response to the continued low interest rate environment including exiting the marketplace, seeking premium rate increases and changing plan designs. In 2012, we announced our decision to cease sales of long-term care products reflecting our desire to focus our efforts on our core group life and disability lines of business.

International Businesses

Financial and Economic Environment.    Our international insurance operations, especially in Japan, continue to operate in the low interest rate environment described below. However, the local market has adapted to the low rate environment in Japan. The continued low interest rate environment in the U.S. may impact the attractiveness of U.S. dollar-denominated products in Japan relative to yen-denominated products. We are also subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen will continue to impact the relative attractiveness of non-yen products marketed in Japan.

Regulatory Environment.    In April 2012, Japanese tax law changed to reduce deductibility of premiums on certain insurance products. This resulted in dislocations in the tax sensitive marketplace and elevated sales of these products prior to the effective date of the tax law change and reduced sales thereafter. The Financial Services Agency, the insurance regulator in Japan, has implemented revisions to the solvency margin requirements for certain assets and has changed the manner in which an insurance company’s core capital is calculated. These changes were effective for the fiscal year ending March 31, 2012. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance regulators, as well as regulatory requirements for those companies deemed to be systemically important financial institutions, or SIFIs, in the U.S. or abroad. In addition, local regulators, including in Japan, may apply heightened scrutiny to non-domestic companies. Internationally, regulators are also increasingly adopting measures to provide greater consumer protection and privacy rights.

Demographics.    Japan has an aging population as well as a large pool of household assets invested in low yielding deposit and savings vehicles. The aging of Japan’s population as well as strains on government pension programs have led to a growing demand for insurance products with a significant savings element to meet savings and retirement needs as the population transitions to retirement. These products have higher premiums with more of a savings component. We are seeing a similar shift to retirement oriented products in Korea and Taiwan, each of which also has an aging population.

Competitive Environment.    The life insurance markets in Japan and Korea are mature. We generally compete more on distribution capabilities and service provided to customers than on price. The aging of

Japan’s population creates an increasing need for product innovation, introducing insurance products which allow for savings and income as the population transitions to retirement. In our Japanese bank channel we experienced elevated sales of yen-denominated single premium reduced death benefit whole life products during periods when competitors capped their sales of similar investment-oriented products. The ability to sell through multiple and complementary distribution channels is a competitive advantage. However, competition for sales personnel as well as access to third party distribution channels is intense.

Impact of Low Interest Rate Environment

The low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than the overall portfolio income yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s intention to keep interest rates low through at least 2014, our portfolio income yields are expected to continue to decline in future periods.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and pre-payments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2014. The domestic Financial Services Businesses’ general account has approximately $152 billion of such assets (based on net carrying value) as of December 31, 2012. As these assets mature, the current average portfolio income yield for fixed maturities and commercial mortgage loans of approximately 5% is expected to decline due to reinvesting in a lower interest rate environment.

The reinvestment of scheduled payments and pre-payments at rates below the current portfolio yield, including in some cases, at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset-liability management strategies described below, in order to maintain current net interest margins. As of December 31, 2012, our domestic Financial Services Businesses have approximately $143 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $41 billion represents contracts with guaranteed minimum crediting rates. The following table sets forth our contracts in the domestic Financial Services Businesses with guaranteed minimum crediting rates, and the related range of the difference between interest rates being credited to contractholders on these balances as of December 31, 2012 and the respective minimum guaranteed rates.

	Account Value	% of Total
	(in billions)
Contracts at guaranteed minimum crediting rate	$21.9	53%
Contracts above guaranteed minimum crediting rate by:
0% – 0.49%	2.8	7
0.5% – 1%	2.0	5
greater than 1%	14.3	35

Total contracts with minimum guaranteed crediting rates	$41.0	100%

For the contracts above guaranteed minimum crediting rates, although we have the ability to lower crediting rates, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $88 billion of the $143 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that do not have stated crediting rate guarantees, but have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset-liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.75% for the period from January 1, 2013 through December 31, 2014, and credit spreads remain unchanged from levels as of December 31, 2012, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio income yields, would be approximately $51 million in 2013 and $154 million in 2014. This impact is largely concentrated in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $41 billion of contracts with guaranteed minimum crediting rates shown above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

Our interest rate exposure is also mitigated by our business mix, as we have relatively limited exposure to lines of business in which net interest margin plays a more prominent role in product profitability, such as fixed annuities and universal life, which represents a limited portion of our individual life business in force. In addition, within our Retirement business, a substantial portion of our stable value account values have very low crediting rate floors.

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

Current Developments

Effective January 1, 2012, the Company adopted, retrospectively, the amended authoritative guidance issued by the FASB to address which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company has applied the retrospective method of adoption. In addition, in December 2012, the Company adopted retrospectively a change in method of applying an accounting principle for the Company’s pension plans. The change in accounting method relates to the calculation of market related value of pension plan assets used to determine net periodic pension cost. All historical financial information presented has been revised to reflect these changes. For further information, see “—Accounting Policies and Pronouncements—Adoption of New Accounting Pronouncements” and Note 2 to the Consolidated Financial Statements.

On June 1, 2012, we announced the signing of an agreement with General Motors Co., pursuant to which we would assume certain of its pension benefit obligations to U.S. salaried retiree plan participants and beneficiaries that are covered by the agreement. At closing on November 1, 2012, we issued a non-participating group annuity contract to the General Motors Salaried Employees Pension Trust, and assumed responsibility for providing specified benefits to certain participants. In addition, on October 17, 2012, we signed an agreement with Verizon Communications Inc., pursuant to which we will assume certain of its pension benefit obligations to U.S. salaried retiree plan participants and beneficiaries that are covered by the agreement. At closing on December 10, 2012, we issued a non-participating group annuity contract to the Verizon Management Pension Plan, and assumed responsibility for providing specified benefits to certain participants. These pension risk transfer transactions significantly expand the size of our existing payout annuity business.

On June 12, 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. As of December 31, 2012, 2.7 million shares of our Common Stock were repurchased under this authorization for a total cost of $150 million. The Company exhausted an earlier $1.5 billion share repurchase authorization established in June 2011 including 8.8 million shares purchased in the first six months of 2012 at a total cost of $500 million.

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

On September 27, 2012, we announced that Prudential Insurance agreed to acquire The Hartford’s individual life insurance business through a reinsurance transaction. This transaction closed on January 2, 2013. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $135 billion.

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Council for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (as a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The Company is entitled, under the applicable regulations, to contest such consideration. Nevertheless, the Council may determine to issue to Prudential Financial a written notice of determination that it is a Covered Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council. The prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. See “Business—Regulation” and “Risk Factors” for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

Prudential Bank & Trust, FSB has limited its operations to trust services. On October 31, 2012, the Board of Governors of the Federal Reserve System approved Prudential Financial’s application to deregister as a savings and loan holding company, effective as of that date.

On November 7, 2012, Prudential Financial declared an annual dividend for 2012 of $1.60 per share of Common Stock, reflecting an increase of approximately 10% from the 2011 Common Stock dividend. On February 12, 2013, Prudential Financial declared a dividend for the first quarter of 2013 of $0.40 per share of Common Stock reflecting our previously announced plan to move to a quarterly Common Stock dividend schedule in 2013.

Outlook

Management expects that results in 2013 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. In 2013, we continue to focus on long-term strategic positioning and growth opportunities, including the following:

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

Results of Operations

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2012 was $428 million compared to $3,420 million for 2011.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Pre-tax adjusted operating income for the Financial Services Businesses for the year ended December 31, 2012 was $3,949 million compared to $3,836 million for 2011. Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2012, 2011 and 2010 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$1,039	$662	$950
Retirement	638	594	565
Asset Management	503	782	506

Total U.S. Retirement Solutions and Investment Management Division	2,180	2,038	2,021

Individual Life	384	482	482
Group Insurance	16	163	174

Total U.S. Individual Life and Group Insurance Division	400	645	656

International Insurance	2,704	2,263	1,887

Total International Insurance Division	2,704	2,263	1,887

Corporate and Other	(1,335)	(1,110)	(936)

Adjusted operating income before income taxes for the Financial Services Businesses	3,949	3,836	3,628
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(3,666)	2,503	152
Charges related to realized investment gains (losses), net(2)	857	(1,656)	(179)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	610	223	501
Change in experience-rated contractholder liabilities due to asset value changes(4)	(540)	(123)	(631)
Divested businesses(5)	(597)	101	18
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(1)	(189)	(95)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	612	4,695	3,394
Income (loss) from continuing operations before income taxes for Closed Block Business	64	214	746

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$676	$4,909	$4,140

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs, and other costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”

(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for 2012 presented above reflect the following:

Individual Annuities.    Segment results for 2012 increased in comparison to 2011, reflecting the favorable comparative impact of changes in the estimated profitability of the business, driven by the net impacts of market performance, and annual reviews and updates of economic and actuarial assumptions and other refinements. Excluding these items, results increased in comparison to 2011, reflecting higher asset-based fee income, driven by higher average variable annuity account values, net of an increased level of distribution and amortization costs, partially offset by higher general and administrative expenses, net of capitalization.

Retirement.    Segment results for 2012 increased in comparison to 2011. The increase primarily reflects the favorable impact of a legal settlement in 2012, as well as higher asset-based fee income and net investment spread results. These increases were partially offset by costs to write-off an intangible asset related to an acquired business, higher general and administrative expenses, net of capitalization, and an unfavorable comparative reserve impact from case experience.

Asset Management.    Segment results declined in 2012 in comparison to 2011 reflecting less favorable results from the segment’s strategic investing activities, which reflect charges for the current year on real estate investments, compared to a gain in the prior year on the partial sale of a real estate seed investment. The lower contribution from these activities, as well as higher expenses in the current year and the comparative impact of a gain on the sale of an operating joint venture in 2011 offset the benefit from higher asset management fees.

Individual Life.    Segment results declined from 2011 primarily driven by the unfavorable comparative impact from our annual reviews and updates of economic and actuarial assumptions as well as costs incurred in 2012 associated with our acquisition of The Hartford’s individual life insurance business.

Group Insurance.    Segment results declined in 2012 in comparison to 2011 primarily due to less favorable group life and disability underwriting results and higher expenses.

International Insurance.    Segment results for 2012 increased in comparison to 2011 in both our Life Planner and Gibraltar Life and Other operations including a net favorable impact from foreign currency exchange rates. Results from the segment’s Life Planner operations primarily reflect business growth driven by sales results and continued strong persistency. Improved results from the segment’s Gibraltar Life and Other operations were primarily driven by business growth, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison businesses, and the absence of claims and expenses associated with the 2011 earthquake in Japan. Offsetting these favorable items was a greater benefit in the prior year from partial sales of our indirect investment in China Pacific Group.

Corporate and Other operations.    The results for 2012 as compared to 2011 reflect an increased loss primarily due to a higher level of expenses in other corporate activities and greater interest expense, net of investment income, driven primarily from higher levels of capital debt.

Closed Block Business.    Income from continuing operations before income taxes decreased $150 million in 2012 compared to 2011, primarily reflecting lower net realized investment gains and net investment income, partially offset by a decline in the policyholder dividend obligation expense.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Consolidated Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2012, DAC and DSI in our Financial Services Businesses were $13.7 billion and $1.4 billion, respectively, and DAC in our Closed Block Business was $412 million.

Amortization methodologies

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block Business results of operations. As of December 31, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $885 million.

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are amortized over the expected life of these policies in proportion to total gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

We include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization. We include only certain of these impacts in our best estimate of gross profits used to determine DAC and DSI amortization rates. Beginning in 2012, we include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target in our best estimate of total gross profits used for determining amortization rates each quarter, without regard to the permanence of the changes. In 2011 and the second half of 2010, we included these impacts only to the extent this net amount was determined by management to be other-than-temporary. Prior to changing our hedging strategy to incorporate the internally-defined hedge target in the second half of 2010, we considered the change in the fair value of hedge positions and the change in the embedded derivative liability as defined under U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, each quarter in determining amortization rates. These changes over time reflect our regular review of the estimated profitability of our business, changes in our hedging strategy and other factors. For additional information on our internally-defined hedge target, as well as the current period impact of resetting amortization rates for this activity, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results.”

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

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

As of December 31, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 9.1%. As of December 31, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk-free return plus a credit spread and consider the duration and credit profile of the respective bond funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.4%.

As of December 31, 2012, our variable life insurance business utilizes blended rates of return, which are based on a long-term expected distribution of funds between equity and fixed income funds. Assumptions for this business reflect a long-term blended expected rate of return of 6.5%, which includes an 8.1% long-term equity expected rate of return and a 4.5% fixed income expected rate of return. The 4.5% fixed income expected rate of return is a levelized rate, which blends current rates and long-term expected returns. Assumptions also reflect a near-term mean reversion blended rate of return of 5.9%. As of December 31, 2012, all contract groups within our variable life insurance business utilize these rates, as the near-term equity rate of return was less than our 13% maximum.

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

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2012 was $1.7 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. The impact of the unearned revenue reserve is discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2012
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$38
Increase in future mortality by 1%	$(38)

For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2012, 2011 and 2010, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For variable annuity contracts, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. The DAC and DSI balances associated with our domestic variable annuity contracts were $3.8 billion and $1.4 billion, respectively, as of December 31, 2012. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2012
	Increase/ (Reduction) in DAC	Increase/ (Reduction) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(189)	$(80)
Increase in future rate of return by 100 basis points	$153	$66

For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2012, 2011 and 2010, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts, and represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. As of December 31, 2012, VOBA was $3,248 million, and included $2,865 million related to the acquisition from AIG of the Star and Edison Businesses on February 1, 2011. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition from AIG of the Star and Edison Businesses. The remaining $383 million relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is amortized over the expected life of the acquired contracts. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements. VOBA is also subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits.

Goodwill

As of December 31, 2012, our goodwill balance of $873 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $238 million related to our Asset Management business, $171 million related to our Gibraltar Life and Other operations and $20 million related to our International Insurance Life Planner business.

We test goodwill for impairment on an annual basis, as of December 31 of each year, or more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level which is equal to or one level below our operating segments. This analysis includes a qualitative assessment, for which reporting units may elect to bypass in accordance with accounting guidance, and a quantitative analysis consisting of two steps. For additional information on goodwill and the process for testing goodwill for impairment, see Note 2 and Note 9 to the Consolidated Financial Statements.

The International Insurance’s Life Planner business and the Asset Management segment elected to bypass the qualitative assessment and complete their impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2013 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2013 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

The Retirement Full Service business and Gibraltar Life and Other operations also elected to bypass the qualitative assessment and complete their impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected weighted average rate of return to the projected future cash flows of the reporting unit. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The weighted average rate of return, or WARR, represents the required rate of return on total capitalization. It is comprised of a required rate of return on equity of a company and the current tax-affected cost of debt, which are then weighted by the relative percentages of equity and debt assumed in the capital structure. To estimate the return on equity, we applied the Capital Asset Pricing Model, or CAPM. The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. CAPM is determined by beginning with the long-term risk-free rate of return then applying adjustments that consider the equity risk premium required for large company common stock investments as well as company specific adjustments to address volatility, small company premiums and other risks particular to a specific company. The WARR calculation is applied to a group of companies considered peers of the reporting unit to develop a weighted average rate of return for the peer group which is then used to estimate the market expected weighted average rate of return for the reporting unit. This process resulted in a discount rate of 12% which was then applied to the expected future cash flows of the Retirement Full Service business and Gibraltar Life and Other operations to estimate its fair value.

After completion of Step 1 of the quantitative tests, it was determined that fair values exceeded the carrying amounts for each of the four reporting units and it was concluded there was no impairment as of December 31, 2012. The Asset Management, International Insurance’s Life Planner, Gibraltar Life and Other operations and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts by 460%, 100%, 52%, and 11%, respectively.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. The Retirement Full Service business’ quantitative test is sensitive to a number of key assumptions. For example, a decline in its forecasted cash flows of 10%, an increase in the discount rate above 13.1%, or an increase in the equity attributed to support this business (representing the carrying value) of 11.1% could result in failing Step 1 of the quantitative test and therefore require a Step 2 assessment. Regarding all reporting units tested, further market declines or other events impacting the fair value of these businesses, including discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

As of December 31, 2012, the Company experienced a market capitalization that was below its consolidated book value. An analysis was performed in order to confirm the reasonableness of the reporting unit fair values calculated in the goodwill impairment tests discussed above. The Company considered the fact that certain reporting units that do not contain goodwill have lower estimated fair values due to the nature of the risks in their businesses and also considered the negative impact of our Corporate & Other operations on the overall fair value of the Company. The Company also considered the amount of control premium necessary to estimate a fair value equal to book value. When comparing this control premium to actual control premiums experienced in recent insurance company acquisitions, as well as the impact of the lower market environment which can increase industry control premiums, the Company concluded that the calculated control premium reflected an amount which we believe is within a range of reasonableness. Based on these factors, the Company concluded that the reporting unit fair values calculated in the goodwill impairment test were reasonable.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” or “AOCI,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements, “—Realized Investment Gains and Losses—Other-than-Temporary Impairments —Fixed Maturity Securities” and “—Realized Investment Gains and Losses—Other-than-Temporary Impairments—Equity Securities.”

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Policyholder Liabilities

Future Policy Benefit Reserves, other than Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued, using methodologies prescribed by U.S. GAAP. In applying these methodologies, we are required to make certain reserve assumptions. For most contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation. After these reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net liabilities (i.e., reserves net of any DAC asset), the existing net liabilities are adjusted by first reducing the DAC asset by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve by the excess, again through a charge to current period earnings. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually in the third quarter of each year, unless a material change is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves for our Closed Block Business and Financial Services Businesses.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2012, represented 24% of our total future policy benefit reserves are determined using the net level premium method. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policies. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. These gains or losses generally have not created significant volatility in our results of operations since, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, these gains or losses could result in greater volatility in the Closed Block Business results of operations.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2012, represented 47% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and endowment contracts, and are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions about mortality, lapse, and maintenance expense. These assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2012 represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions about mortality, retirement, maintenance expense, and interest rates. These assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns.

The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2012 represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products. These reserves are generally determined as the present value of expected future benefits and expenses less future premiums, based on assumptions about interest rates, morbidity, mortality, lapses, premium rate increases, and maintenance expenses. Our morbidity and mortality assumptions are based on industry experience, and may include certain adjustments for Company experience. Our lapse assumptions are based upon Company experience, our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation, and our interest rate assumptions are based on current and expected net investment returns. Our premium rate increase assumptions are based on our projected experience, which considers state regulatory standards for inforce rate increases, as well as our historical experience with filing for such increases.

The remaining 4% of the reserves for future policy benefits as of December 31, 2012 primarily represent reserves for the guaranteed minimum death benefit (“GMDB”) and optional living benefit features of the variable annuity products in our Individual Annuities segment, and group life and disability benefits in our Group Insurance segment. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities—Variable Annuity Optional Living Benefit Features.”

In establishing reserves for GMDBs and guaranteed minimum income benefits (“GMIB”s) related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. We adjust base lapse rate assumptions at the contract level based on a comparison of the actuarially-calculated value and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. This dynamic lapse rate adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. Mortality assumptions are generally based on standard industry tables, which we adjust based on our historical experience, and also incorporate a mortality improvement assumption. These mortality assumptions vary by contract group. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for GMDBs and GMIBs have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. For additional information on the calculation of these reserves, see Note 11 to the Consolidated Financial Statements.

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

December 31, 2012
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$154
Increase in future rate of return by 100 basis points	$(126)

For a discussion of adjustments to the reserves for GMDBs and GMIBs related to our Individual Annuities segment for the years ended December 31, 2012, 2011 and 2010, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.9 billion as of December 31, 2012 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claim payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effect on our level of liability. We compare our claim termination assumptions to actual terminations annually. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings. In recent years, we have experienced an increase in the volume of new long-term disability claims, as well as unfavorable claim termination experience, driven by the economic downturn. During 2012, our claim termination experience has shown improvement, but has been outpaced by a continued increase in new claims. We are investing in our claims management process which, over time, should drive improvements in this area.

Unearned revenue reserves for universal life and investment contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $1.2 billion as of December 31, 2012. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

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

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2012 was $0.8 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change on the URR balance and does not reflect the offsetting impact of such a change on the DAC balance as discussed above in “—Deferred Policy Acquisition and Other Costs.” This information considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR.

December 31, 2012
Increase/(Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$32
Increase in future mortality by 1%	$(32)

For a discussion of URR adjustments related to our Individual Life segment for the years ended December 31, 2012, 2011, and 2010, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2012 was 6.75% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2011, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2012
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(117)	$(13)
Decrease in expected rate of return by 100 basis points	$117	$13

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2011 methodology we employed to determine our discount rate for 2012. Our assumed discount rate for 2012 was 4.85% for our domestic pension plans and 4.60% for our other postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2011, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2012
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$8	$(4)
Decrease in discount rate by 100 basis points	$18	$1

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2012, see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2013, we will decrease the discount rate to 4.05% from 4.85% in 2012. The expected rate of return on plan assets will decrease to 6.25% in 2013 from 6.75% in 2012, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2012, the sensitivity of our pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2012
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
Increase in discount rate by 100 basis points	(12)%	(9)%
Decrease in discount rate by 100 basis points	14%	10%

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Company provides for U.S. income taxes on unremitted foreign earnings of its operations in Japan and certain operations in India, Germany and Taiwan. In addition, beginning in 2012, the Company provides for U.S. income taxes on a portion of the current year foreign earnings for its insurance operations in Korea.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2012 of $7 million.

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

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2010, 2011 and 2012 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. All prior period financial information has been revised to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in deferred policy acquisition costs by $4.1 billion for the Financial Services Businesses and by $0.2 billion for the Closed Block Business, an increase in policy reserves for certain limited pay contracts by $0.2 billion for the Financial Services Businesses, and a reduction in total equity by $2.8 billion for the Financial Services Businesses and $0.2 billion for the Closed Block Business. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the years ended December 31, 2011 and 2010 was a decrease of $262 million and $282 million for the Financial Services Businesses, respectively, and an increase of $17 million and $21 million for the Closed Block Business, respectively. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of deferred policy acquisition costs, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, as well as our retrospective adoption of a change in method of applying an accounting principle for the Company’s pension plans.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Financial Services Businesses:
Revenues	$78,558	$42,015	$31,131
Benefits and expenses	77,946	37,320	27,737

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	612	4,695	3,394
Income tax expense	183	1,420	991

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	429	3,275	2,403
Equity in earnings of operating joint ventures, net of taxes	60	182	82

Income from continuing operations for Financial Services Businesses	489	3,457	2,485
Income from discontinued operations, net of taxes	17	35	32

Net income—Financial Services Businesses	506	3,492	2,517
Less: Income attributable to noncontrolling interests	78	72	11

Net income of Financial Services Businesses attributable to Prudential Financial, Inc.	$428	$3,420	$2,506

Closed Block Business:
Revenues	$6,257	$7,015	$7,086
Benefits and expenses	6,193	6,801	6,340

Income from continuing operations before income taxes for Closed Block Business	64	214	746
Income tax expense	21	68	252

Income from continuing operations for Closed Block Business	43	146	494
Income (loss) from discontinued operations, net of taxes	(2)	0	1

Net income—Closed Block Business	41	146	495
Less: Income attributable to noncontrolling interests	0	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$41	$146	$495

Consolidated:

Net income attributable to Prudential Financial, Inc.	$469	$3,566	$3,001

Results of Operations—Financial Services Businesses

2012 to 2011 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $2,968 million from 2011 to 2012. Results for 2012 compared to 2011 reflect the following:

•

Lower pre-tax earnings of $2,377 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

A $666 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs as well as market value changes associated with certain derivatives under our capital hedge program (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information);

•

A $639 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for our long-term care products, reflecting updates to the estimated profitability of the business, driven by changes to our long-term interest rate and morbidity assumptions, partially offset by expected future premium increases;

•

Lower net pre-tax realized gains of $432 million, excluding the impact of the hedging program associated with certain variable annuities as described above, primarily reflecting lower gains from changes in the market value of derivatives used to manage duration in our general account investment portfolios as a result of changes in interest rates. Also contributing to the decline is the comparative impact of changes in the market value of currency derivatives used to hedge portfolio assets due to foreign currency exchange rate movements;

•

The comparative impact of a $237 million pre-tax benefit in 2011 compared to a pre-tax benefit of $60 million in 2012 reflecting partial sales of our indirect interest in China Pacific Insurance Group; and

•	The absence of a $96 million pre-tax gain in 2011 reflecting the sale of our investment in Afore XXI, an operating joint venture in our Asset Management segment.

Partially offsetting these decreases in income from continuing operations were the following items:

•	A decrease in income tax expense of $1,237 million primarily reflecting the decrease in pre-tax income from continuing operations;

•

A $303 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance and the impact of an annual review and update of assumptions; and

•

The absence of a $93 million pre-tax charge recorded in 2011 for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

In addition to the items above, premiums increased $41,154 million, primarily driven by higher premiums in our Retirement segment reflecting two significant pension risk transfer transactions in 2012 as well as higher premiums in our International Insurance segment reflecting sales growth in Gibraltar’s bank distribution channel. These increases are largely offset by corresponding increases in policyholder benefits, including changes in reserves.

2011 to 2010 Annual Comparison.    Income from continuing operations for the Financial Services Businesses increased $972 million from 2010 to 2011. Results for 2011 compared to 2010 reflect the following:

•

Higher net pre-tax gains of $717 million associated with our general account portfolio, excluding the impact of the hedging program associated with certain variable annuities as discussed below, primarily reflecting higher gains from changes in the market value of derivatives used to manage the investment portfolio duration resulting from declining interest rates in 2011, and higher gains from changes in the market value of currency derivatives used to hedge portfolio assets due to foreign currency exchange rate movements;

•

Higher net pre-tax earnings of $686 million reflecting the impact of foreign currency exchange rate movements on certain non-yen denominated assets and insurance liabilities within our Japanese insurance operations which are economically matched and the offset is included in “Other Comprehensive Income (loss)”, driven by the strengthening of the yen during 2011;

•	A $237 million pre-tax benefit in 2011 compared to a $66 million pre-tax benefit in 2010 on sales of portions of our indirect interest in China Pacific Insurance (Group) Co., Ltd;

•	A $96 million pre-tax gain on the sale of our investment in Afore XXI, an operating joint venture in our Asset Management segment; and

•

A net increase in premiums and policy charges and fee income, net of an increase in policyholders’ benefits, including changes in reserves, reflecting business growth, as well as the impact of favorable currency fluctuations.

Partially offsetting these increases in income from continuing operations were the following items:

•

A $588 million unfavorable variance, before taxes, reflecting the net impact from market value changes on our embedded derivatives, including the impact of non-performance risk, and related hedge positions associated with certain variable annuities, the impact on amortization of deferred policy acquisition and other costs and the impact of temporarily hedging to an amount that differs from our hedge target definition;

•

A $558 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business primarily resulting from market performance and the impact of an annual review and update of assumptions;

•	Higher income tax expense of $429 million primarily reflecting the increase in pre-tax income from continuing operations; and

•	A $93 million pre-tax expense for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Results of Operations—Closed Block Business

For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business” below.

Segment Measures

Adjusted Operating Income.    In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses.

See Note 22 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

Annualized New Business Premiums.    In managing certain of our businesses, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts.

Assets Under Management.    In managing our Asset Management business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues is fees based on assets under management. Assets under management represents the fair market value or account value of assets which we manage directly in proprietary products, such as mutual funds and variable annuities, in separate accounts, wrap-fee products and the general account, and assets invested in investment options included in our products that are managed by third party sub-managers (i.e., the non-proprietary investment options in the Company’s products).

Account Values.    For our Individual Annuity and Retirement businesses, assets are reported at account value, which do not correspond to U.S. GAAP assets. Net sales (redemptions) in our Individual Annuity business and net additions (withdrawals) in our Retirement business do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable and fixed annuities that provide our customers with tax—deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of deferred acquisition costs (“DAC”) and other costs, expenses related to the selling and servicing of the various products we offer, costs of hedging our risk associated with these products and the eventual payment of benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differs depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our optional guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in pricing these embedded derivative liabilities. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design elements. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to these changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Living Benefits Hedging Program Results.”

Account Values

Account values are a significant driver of our operating results. Since most policy fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income drives other items such as our pattern of amortization of DAC and other costs. Account values are primarily driven by net flows from new business sales, surrenders and withdrawals, and benefit payments, as well as the impact of market changes on account values. The following tables set forth account value information for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$113,535	$106,185	$83,971
Sales	20,032	20,293	21,754
Surrenders and withdrawals	(6,806)	(7,232)	(7,138)

Net sales	13,226	13,061	14,616
Benefit payments	(1,450)	(1,368)	(1,248)

Net flows	11,776	11,693	13,368
Change in market value, interest credited and other activity	12,710	(2,104)	10,514
Policy charges	(2,679)	(2,239)	(1,668)

Ending total account value(2)	$135,342	$113,535	$106,185

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $131.6 billion, $109.7 billion and $102.3 billion as of December 31, 2012, 2011 and 2010, respectively. Fixed annuity account values were $3.7 billion, $3.8 billion and $3.8 billion as of December 31, 2012, 2011 and 2010, respectively.
(2)	As of December 31, 2012, includes variable annuity account values of $75 billion, or 57%, invested in equity portfolios, $41 billion, or 31%, invested in bond portfolios, $8 billion, or 6%, invested in market value adjusted or fixed-rate accounts and $8 billion, or 6%, invested in money market funds.

As shown above, our account values are significantly impacted by net sales and the impact of market performance on customers’ accounts. Our sales levels were relatively flat between 2012 and 2011, reflecting the dynamic competitive landscape we have experienced over this period. During 2012, we suspended additional customer deposits for variable annuities with certain optional living benefit riders that were no longer being offered and implemented variable annuity product modifications for new sales to scale back benefits, increase pricing and close a share class in the third quarter. Certain of our competitors have taken actions to implement product modifications that scale back benefits and to exit, or limit their presence in, the variable annuity marketplace. Our results in future periods may continue to be impacted by the dynamic competitive landscape. The decrease in surrenders and withdrawals for 2012 compared to 2011 primarily reflects the continued retention of contracts with guarantees that are in-the-money and the attractiveness of our inforce contracts relative to substitute products currently available in the marketplace.

The decrease in gross sales for 2011 compared to 2010 reflects the impacts of modifications we implemented in the first quarter of 2011 to scale back benefits and increase pricing, and increased competition as certain of our competitors became more aggressive in product design and pricing. Surrenders and withdrawals were relatively flat despite the increase in account values, reflecting a decline in withdrawal rates.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues	$3,983	$3,638	$3,195
Benefits and expenses	2,944	2,976	2,245

Adjusted operating income	1,039	662	950
Realized investment gains (losses), net, and related adjustments	(1,882)	3,136	120
Related charges	942	(1,686)	(146)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$99	$2,112	$924

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income increased $377 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $74 million. This increase was driven by higher asset-based fees due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of an increased level of distribution and amortization costs. The increase was partially offset by higher general and administrative expenses, net of capitalization, reflecting increased costs to support business initiatives, including a $9 million charge related to an impairment of capitalized software costs in the fourth quarter of 2012, based on a review of recoverability.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs. These adjustments reflect the impacts of market performance, current period experience and the annual review and update of assumptions performed in the third quarter. These changes resulted in an $81 million net benefit in 2012, and a $222 million net charge in 2011. The $81 million net benefit in 2012 was primarily driven by the impact of positive market performance on customer accounts relative to our assumptions, partially offset by the impact of annual assumption updates. These annual assumption updates were driven by updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. The $222 million net charge in 2011 was primarily driven by the impact of negative market performance on customer accounts relative to our assumptions.

In addition to these current period impacts, the changes to the estimated profitability of our business also drive changes in our future accrual rates for GMDB and GMIB reserves and amortization rates for DAC and other costs, which will impact results in future periods. Additionally, we include certain results of our living benefits hedging program in our best estimate of gross profits used to determine amortization rates, which also drives changes in the amortization of DAC and other costs in future periods. The results above exclude the fourth quarter impacts of resetting the amortization rates for this item, as both the results of our living benefits hedging program and related amortization of DAC and other costs are excluded from adjusted operating income in the quarter realized, as described below in “—Variable Annuity Living Benefits Hedging Program Results.” However, adjusted operating income in future periods includes the impact on amortization of applying the new rates to actual gross profits. The inclusion of net unfavorable results from our living benefits hedging program in our best estimate of gross profits drove increases in amortization rates and, therefore, an increase in amortization expense included in adjusted operating income in 2012. While a decrease in our best estimate of total gross profits accelerates amortization and decreases income in a given period, it does not affect our cash flow or liquidity position.

For weighted average rate of return assumptions and additional information on our policy for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products as of December 31, 2012, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2011 to 2010 Annual Comparison.    Adjusted operating income decreased $288 million. Excluding the impacts of changes in the estimated profitability of the business on the reserves for the GMDB and GMIB features of our variable annuity products and on the amortization of DAC and other costs, discussed below, adjusted operating income increased $270 million. This increase was driven by higher asset-based fees due to growth in average variable annuity account values, net of an increased level of distribution costs. The increase was partially offset by higher general and administrative expenses, net of capitalization, reflecting increased costs to support business growth and higher financing expenses, and the impact of a $25 million benefit in 2010 from refinements based on a review and settlement of reinsurance contracts related to acquired business.

The impacts of changes in the estimated profitability of the business resulted in a $222 million net charge in 2011, and a $336 million net benefit in 2010. The $222 million net charge in 2011 was primarily driven by the impact of negative market performance on customer accounts relative to our assumptions. The $336 million net benefit in 2010 reflected the impacts of annual assumption updates, driven by reductions to lapse rate assumptions and more favorable assumptions relating to fee income, as well as the impacts of favorable market performance on customer accounts relative to our assumptions, and favorable claims, lapse and fee experience.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $345 million, primarily driven by a $384 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $32 million. Absent the $303 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $271 million. General and administrative expenses, net of capitalization, increased $211 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs to support business initiatives. The amortization of DAC increased $92 million driven by higher gross profits primarily related to the increase in fee income discussed above, and higher amortization rates driven primarily by the inclusion of unfavorable results from our living benefits hedging program in our best estimate of total gross profits used to determine amortization rates.

2011 to 2010 Annual Comparison.    Revenues increased $443 million. Policy charges and fees and asset management fees and other income increased $576 million driven by growth in average variable annuity account values. Partially offsetting the increase in revenues was a decrease in net investment income of $88 million, reflecting lower average annuity account values in the general account primarily resulting from net transfers from the general account to the separate accounts, driven by an automatic rebalancing element in some of our optional living benefit features.

Benefits and expenses increased $731 million. Absent the $558 million net increase related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $173 million. General and administrative expenses, net of capitalization, increased $195 million, driven by higher distribution and asset management costs, reflecting business and account value growth. The amortization of DAC increased $78 million driven by higher gross profits primarily related to the increase in fee income discussed above. Interest expense also increased $46 million driven by higher borrowings to fund costs related to new business sales. Interest credited to policyholders’ account balances decreased $107 million primarily due to lower average annuity account values in the general account partially offset by higher amortization of deferred sales inducements reflecting the impact of higher gross profits.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions, such as contractholder longevity/mortality, the timing of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element, also referred to as an asset transfer feature, and inclusion of certain optional living benefits in our living benefits hedging program.

Our automatic rebalancing element occurs at the contractholder level, and transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, the fixed-rate account in the general account or a bond portfolio within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions and minimum issuance age requirements. In addition, certain fees are based on a benefit guarantee amount rather than the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our living benefits hedging program to manage the risk associated with certain of our optional living benefit guarantees. This program represents a balance among three objectives: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through our hedge program, we purchase derivatives that seek to replicate the net change in our hedge target, discussed further below. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until many years in the future. For additional information regarding this program see “—Variable Annuities Living Benefits Hedging Program Results” below.

For our optional living benefits features, claims will primarily be paid in the form of lifetime contractholder withdrawal payments. These payments commence only after the cumulative withdrawals have first exhausted the policy account value. Due to the age of the block, no such claims payments have occurred to date, nor are they expected to occur within the next five years. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual policyholder behavior relative to our assumptions.

The majority of our variable annuity contracts with optional living benefit features, and all new contracts sold with these features, include an automatic rebalancing element and are also included in our living benefits hedging program. The guaranteed benefit features of certain legacy products that were sold prior to our implementation of the automatic rebalancing element product feature are included in our living benefits hedge program. Certain legacy guaranteed minimum accumulation benefit (GMAB) products include the automatic rebalancing element, but are not included in the hedging program. Our contracts with the GMIB feature have neither risk mitigant, as we have retained the associated risk.

For our GMDBs, we provide a benefit payable in the event of death that, together with the existing contractholder’s account balance, is equal to a return of cumulative deposits less any partial withdrawals, or the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing element because the contractholder also selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life, and we have insured both the mortality and longevity risk on these lives.

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	December 31, 2012		December 31, 2011		December 31, 2010
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants	$89,167	68%	$66,853	61%	$52,615	51%
Hedging program only	11,744	9%	11,615	11%	13,203	13%
Automatic rebalancing only	2,787	2%	3,488	3%	4,722	5%
Neither risk mitigant	3,556	3%	3,685	3%	4,532	4%

Total optional living benefit/GMDB features	$107,254		$85,641		$75,072

GMDB features only(2):
Neither risk mitigant	24,354	18%	24,102	22%	27,276	27%

Total variable annuity account value	$131,608		$109,743		$102,348

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of December 31, 2012 compared to prior periods primarily reflects sales of our latest product offerings which, include an automatic rebalancing element and are also included in our living benefits hedging program.

Variable Annuity Living Benefits Hedging Program Results

Under U.S. GAAP, the liability for certain optional living benefit features is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in pricing these features. The fair value is calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the applicable living benefit features using option pricing techniques. See Note 20 to the Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedge program to manage the risk associated with these guarantees. Prior to the third quarter of 2010, our hedging strategy sought to generally match certain estimated capital markets sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market’s perception of our own non-performance risk (“NPR”). Since then, our program has utilized an internally-defined hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

1.	The impact of NPR is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

2.	A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds in order to better replicate the projected returns within those funds.

3.	The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact of these margins is highly sensitive to short-term market conditions and does not reflect the long-term nature of these guarantees.

Due to these modifications, we expect differences each period between the change in the value of the embedded derivative as defined by U.S. GAAP and the change in the value of the hedge positions used to replicate the hedge target, thus potentially increasing volatility in U.S. GAAP earnings. The following table provides a reconciliation between the fair value of the embedded derivative as defined by U.S. GAAP and the value of our hedge target as of the periods indicated.

	As of December 31,
	2012	2011
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$3.3	$2.8
Less: NPR Adjustment	(4.8)	(5.5)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	8.1	8.3
Less: Portion of embedded derivative liability, excluding NPR, excluded from hedge target liability	2.3	1.2

Hedge target liability	$5.8	$7.1

We seek to replicate the changes in our hedge target by entering into a range of exchange-traded and over the counter equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to, interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures. The following table sets forth the market and notional values of these instruments as of December 31, 2012.

	As of December 31, 2012				As of December 31, 2011
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$6.5	$(0.2)	$0.0	$0.0	$2.1	$0.0	$0.0	$0.0
Total return swaps	5.5	(0.1)	54.1	3.0	6.7	(0.1)	31.5	4.0
Options	10.7	0.5	25.3	0.8	4.3	0.3	15.1	1.1

Total	$22.7	$0.2	$79.4	$3.7	$13.1	$0.2	$46.6	$5.1

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors, including updates to actuarial valuation assumptions, the amount of hedge assets compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting.

In addition to the hedge assets held as part of the hedging program, we have cash, other invested assets and affiliated receivables available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “—Liquidity and Capital Resources—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

While we actively manage our hedge positions, changes in the fair value of these positions may not completely offset changes in the fair value of the hedge target. Additionally, updates to actuarial valuation assumptions, which typically occur annually in the third quarter, are generally not hedged and may result in differences between the hedge positions and the hedge target. The primary sources of the differences between the changes in the fair value of the hedge positions and the hedge target, other than actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value growth, we must make certain assumptions about how each underlying fund will perform. We map customer funds to indices that we believe are comparable, are readily tradeable and have active derivative markets. The difference between the modeled fund performance and actual fund performance results in basis differences that can be either positive or negative.

•	Liability Basis—We experience differences between the actual changes in the hedge target and the expected changes we have modeled and attempt to replicate with the hedge program.

•

Rebalancing Costs and Volatility—There are costs associated with rebalancing hedge positions for basis differences between the hedge positions and the hedge target. Our hedge program is also subject to the impact of realized market volatility in excess of, or lower than, our long-term volatility assumptions.

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

	Year ended December 31,
	2012	2011	2010
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(2,737)	$3,873	$(224)
Change in value of hedge target, excluding assumption updates(2)	3,480	(5,170)	364

Net hedging impact, excluding assumption updates(2)	$743	$(1,297)	$140

Impact of assumption updates on hedge target	(912)	(17)	(902)

Net hedging impact(2)	$(169)	$(1,314)	$(762)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact(2) (from above)	$(169)	$(1,314)	$(762)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(1,020)	(457)	387
Change in the NPR adjustment	(754)	4,786	412

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities(2)	(1,943)	3,015	37

Related benefit (charge) to amortization of DAC and other costs	981	(1,591)	(4)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$(962)	$1,424	$33

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Excludes $101 million, $(1,662) million and $306 million in 2012, 2011 and 2010, respectively, representing the impact of managing interest rate risk by holding capital against a portion of the interest rate exposure associated with these contracts. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate & Other operations. See “—Corporate & Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

Results for 2012 generally reflected improved capital markets performance, as well as lower levels of volatility. The $743 million net benefit related to the net hedging impact, excluding assumption updates, primarily reflected positive fund performance. The $912 million net charge related to the impact of assumption updates was driven by updates to our policyholder behavior assumptions, primarily related to lapse and mortality rates, as well as policyholder utilization assumptions. The $754 million net charge from the change in the NPR adjustment was primarily driven by a tightening of our NPR credit spreads. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net benefit of $981 million, including a $388 million net benefit from the current period impact of incorporating the net hedging impact into our best estimate of gross profits used to set amortization rates.

Results for 2011 reflected significant capital markets volatility in the second half of the year. The $1,297 million net charge related to the net hedging impact, excluding assumption updates, primarily reflected liability basis differences and rebalancing costs and volatility. The $4,786 million benefit due to the change in the NPR adjustment was driven by increases in the base embedded derivative liability before NPR primarily due to significant declines in risk-free interest rates and the impact of account value performance, as well as the widening of our NPR credit spreads. We also included these items in gross profits used to calculate the amortization of DAC, which resulted in a net charge of $1,591 million, including a $130 million net charge from the current period impact of incorporating the cumulative net hedging impact into our best estimate of gross profits used to set amortization rates.

Results for 2010 primarily reflected a $902 million net charge related to the impact of assumption updates, reflecting reductions in the expected lapse rate assumption based on actual experience. This net charge was partially offset by a $412 million benefit due to the change in the NPR adjustment, reflecting increases in the base embedded derivative liability before NPR primarily due to lower interest rates.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital—Capital Protection Framework.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues	$36,595	$4,871	$5,183
Benefits and expenses	35,957	4,277	4,618

Adjusted operating income	638	594	565
Realized investment gains (losses), net, and related adjustments	(171)	269	262
Related charges	(1)	(9)	(16)
Investment gains on trading account assets supporting insurance liabilities, net	406	383	468
Change in experience-rated contractholder liabilities due to asset value changes	(336)	(283)	(598)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$536	$954	$681

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income increased $44 million. The increase includes $78 million related to a legal settlement in 2012, in which we recovered losses previously incurred related to reimbursements of client losses on certain investment funds managed by an unaffiliated asset manager. The increase also includes a $6 million favorable comparative impact from certain changes in our estimated profitability of the business on the amortization of DAC and VOBA, which resulted in net charges of $18 million and $24 million in 2012 and 2011, respectively. These changes were primarily related to our annual review and update of assumptions performed in the third quarter, driven by a reduction to long-term interest and equity rate of return assumptions in 2012, and driven by changes to expense and net cash flow assumptions in 2011. Partially offsetting these increases in adjusted operating income was a $29 million charge in 2012 to write off an intangible asset due to the impact of the prolonged economic downturn on the expected results of a business we acquired in 2008, as well as a $9 million charge in 2012 from costs related to the divestiture of bank deposits in connection with our decision to limit the operations of Prudential Bank & Trust, FSB (“PB&T”) to trust services.

Excluding these items, adjusted operating income decreased $2 million, as higher asset-based fee income and net investment spread results were more than offset by higher general and administrative expenses, net of capitalization, and an unfavorable comparative reserve impact from case experience. The increase in asset-based fee income primarily reflects higher investment-only stable value account values driven by net additions, partially offset by lower full service fee income primarily due to outflows of contracts earning higher than average margins. The increase in net investment spread results primarily reflects higher institutional investment products account values, driven by two significant pension risk transfer transactions within our non-participating group annuity product offering in the fourth quarter of 2012. Also contributing to net investment spread results were increases from the impacts of crediting rate reductions, higher full service general account stable value account values and higher income from alternative investments, partially offset by decreases from the impacts of lower reinvestment rates and the divestiture of bank deposits in 2012. Higher general and administrative expenses, net of capitalization, primarily reflect increased costs to support strategic initiatives and business expansion, partially offset by lower costs related to legal matters. The unfavorable comparative reserve impact from case experience was primarily driven by unfavorable mortality experience in 2012. For additional information on the two significant pension risk transfer transactions in the fourth quarter of 2012, see “—Executive Summary—Current Developments.”

2011 to 2010 Annual Comparison.    Adjusted operating income increased $29 million. The increase includes a $17 million unfavorable comparative impact from certain changes in our estimated profitability of the business on the amortization of DAC and VOBA, which resulted in net charges of $24 million and $7 million in 2011 and 2010, respectively. These changes were driven by quarterly adjustments for current period experience, as well our annual review and update of assumptions performed in the third quarter, driven by changes to expense and net cash flow assumptions in 2011, and driven by changes in lapse rate and fee-based profit margin assumptions in 2010.

Excluding these items, AOI increased $46 million, primarily reflecting higher asset-based fee income, partially offset by lower net investment spread results and higher general and administrative expenses, net of capitalization. Higher asset-based fee income was driven by an increase in investment-only stable value account values driven by net additions, and higher average full service fee-based account values driven by market appreciation. Lower net investment spread results were driven by lower reinvestment rates, and the unfavorable impact of changes in the market values of alternative investments and equity investments in certain separate accounts. Partially offsetting these declines were the impacts of crediting rate reductions and higher full service general account stable value account values. Higher general and administrative expenses, net of capitalization, were driven by costs related to legal matters and strategic initiatives, partially offset by a decline in charges related to certain cost reduction initiatives.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $31,724 million. Premiums increased $31,622 million, primarily driven by the significant pension risk transfer transactions discussed above. The increase in premiums resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, discussed below. Policy charges and fee income, and asset management fees and other income increased $77 million, primarily from higher asset-based fees on investment-only stable value account values and higher income from alternative investments accounted for under the fair value option, partially offset by lower asset-based fees on full service fee-based account values. Net investment income increased $25 million primarily reflecting the impacts of higher institutional investment products account values, driven by the significant pension risk transfer transactions, higher full service general account stable value account values, and a favorable impact from changes in the market values of equity-method alternative investments, partially offset by the impacts of lower portfolio yields and the divestiture of bank deposits in 2012.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $31,680 million. Policyholders’ benefits, including the change in policy reserves, increased $31,723 million, driven by the significant pension risk transfer transactions associated with the increase in premiums discussed above. Absent this increase and the $46 million net decrease associated with the legal settlement, changes in our estimated profitability of the business on the amortization of DAC and VOBA, intangible asset write off and costs related to the divestiture of bank deposits, discussed above, benefits and expenses increased $3 million. General and administrative expenses, net of capitalization, increased $12 million, primarily reflecting increased costs to support strategic initiatives and business expansion, partially offset by lower costs related to legal matters. The amortization of DAC increased $6 million, reflecting an increase from the amortization of acquisition costs related to the significant pension risk transfer transactions, partially offset by a decrease related to a refinement associated with certain structured settlements recorded in 2011. Interest credited to policyholders’ account balances decreased $20 million primarily driven by the impacts of crediting rate reductions and the divestiture of bank deposits in 2012, partially offset by the impact of higher full service general account stable value account values and an increase related to a refinement associated with certain structured settlements recorded in 2011.

2011 to 2010 Annual Comparison.    Revenues decreased $312 million. Premiums decreased $286 million, driven by lower life-contingent structured settlement and single-premium annuity sales, partially offset by higher pension risk transfer transactions within our non-participating group annuity product offering. The decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, including the change in policy reserves, discussed below. Net investment income decreased $60 million primarily reflecting lower portfolio yields and the unfavorable impact of changes in the market values of equity-method alternative investments and equity investments in certain separate accounts, partially offset by higher full service general account stable value account values. Policy charges and fee income and asset management fees and other income increased $34 million, primarily driven by an increase in asset-based fees due to an increase in investment-only stable value account values and average full service fee-based account values. These increases were partially offset by the unfavorable impact of changes in the market values of certain alternative investments accounted for under the fair value option.

Benefits and expenses decreased $341 million. Absent the $17 million increase from the impact of changes in our estimated profitability of the business on the amortization of DAC and VOBA discussed above, benefits and expenses decreased $358 million. Policyholders’ benefits, including the change in policy reserves, decreased $254 million, primarily reflecting a decrease in change in policy reserves associated with the decrease in premiums discussed above. Interest credited to policyholders’ account balances decreased $119 million including a refinement associated with certain structured settlements recorded in 2011. Also contributing to the decrease were the impacts of crediting rate reductions, partially offset by the impact of higher full service general account stable value account values. The amortization of DAC increased $22 million primarily driven by a refinement associated with certain structured settlement contracts recorded in 2011.

Account Values

Our account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. For our fee-based products, the income we earn varies with the level of fee-based account values, since many policy fees are determined by these values. For our spread-based products, both the investment income and interest we credit to policyholders vary with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA, and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are deposits and sales or additions, as applicable, minus withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances see “—Asset Management.”

	Year ended December 31,
	2012	2011	2010
	(in millions)
Full Service(1):
Beginning total account value	$139,430	$141,313	$126,345
Deposits and sales	16,390	16,821	19,266
Withdrawals and benefits	(19,223)	(19,160)	(16,804)
Change in market value, interest credited, interest income and other activity(2)	11,808	456	12,506

Ending total account value	$148,405	$139,430	$141,313

Net additions (withdrawals)	$(2,833)	$(2,339)	$2,462

Institutional Investment Products(3):
Beginning total account value	$90,089	$64,183	$51,908
Additions(4)	55,005	27,773	15,298
Withdrawals and benefits(5)	(8,495)	(6,150)	(6,958)
Change in market value, interest credited and interest income	4,787	4,581	3,370
Other(6)	49	(298)	565

Ending total account value(7)	$141,435	$90,089	$64,183

Net additions(8)	$46,510	$21,623	$8,340

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $6.6 billion, $6.3 billion and $5.8 billion as of December 31, 2012, 2011 and 2010, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for 2012 representing the divestiture of bank deposits held by PB&T, as a result of our decision to limit its operations to trust services. Other activity also includes $469 million in 2011 representing the addition of Prudential’s non-qualified pension plan transferred from a third-party administrator.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $6.1 billion, $5.8 billion and $5.4 billion as of December 31, 2012, 2011 and 2010, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion, $1.5 billion and $1.5 billion as of December 31, 2012, 2011 and 2010, respectively, related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion and $1.0 billion as of December 31, 2011 and 2010, respectively, related to affiliated funding agreements issued to Prudential Financial. For additional information, see Note 10 and Note 14 to the Consolidated Financial Statements.
(4)	Additions include $1,008 million in 2012 representing transfers of externally-managed client balances to accounts we manage. These additions are offset within Other.
(5)	Withdrawals and benefits include $(902) million, $(78) million and $(752) million for 2012, 2011 and 2010, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other.
(6)	Other includes $(106) million, $78 million and $752 million for 2012, 2011 and 2010, respectively, representing net transfers of externally-managed client balances from/(to) accounts we manage. These transfers are offset within Additions or Withdrawals and benefits.
(7)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $60.8 billion, $41.3 billion and $17.7 billion as of December 31, 2012, 2011 and 2010, respectively, and $33.7 billion as of December 31, 2012 related to the two significant pension risk transfer transactions in the fourth quarter of 2012.
(8)	Net additions for the institutional investment products business include investment-only stable value net additions of $17.5 billion, $22.3 billion and $12.6 billion for 2012, 2011 and 2010, respectively, and $33.6 billion for 2012 related to the two significant pension risk transfer transactions in the fourth quarter of 2012.

2012 to 2011 Annual Comparison.    The increase in full service account values primarily reflects equity market appreciation in 2012, partially offset by net withdrawals and the divestiture of bank deposits discussed above. The increase in net withdrawals was primarily due to an increase in the value of participant withdrawals, driven by the impact of equity market appreciation on account values.

The increase in institutional investment products account values primarily reflects net additions and increases in the market value of customer funds driven by declines in fixed income yields. The increase in net additions was driven by the two significant pension risk transfer transactions discussed above, partially offset by a decrease in sales of our investment-only stable value product, resulting from some of our existing intermediary relationships nearing saturation levels.

2011 to 2010 Annual Comparison.    The decrease in full service account values was primarily driven by net withdrawals over the last twelve months. The decrease in net additions (withdrawals) primarily reflects a lower volume of large new plan sales and higher plan lapses, driven by higher account values and a higher volume of large plan lapses.

The increase in institutional investment products account values was driven by additions of our investment-only stable value and structured settlements products, as well as sales of our longevity reinsurance product, which we introduced in 2011. To a lesser extent, the increase in account values was also driven by increases in the market value of customer funds primarily from declines in fixed income yields, partially offset by decreases in account values from declines in general account guaranteed investment product account values. The increase in net additions primarily reflects higher sales of our investment-only stable value and longevity reinsurance products, and lower general account guaranteed investment product scheduled withdrawals.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues	$2,398	$2,531	$2,005
Expenses	1,895	1,749	1,499

Adjusted operating income	503	782	506
Realized investment gains (losses), net, and related adjustments	(47)	(1)	13
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	68	65	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$524	$846	$517

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $279 million. The decrease reflects a $131 million lower contribution from the segment’s strategic investing activities in 2012 largely due to $69 million of declines in values in two real estate investments, one of which was sold in 2012, while strategic investing activities in 2011 included a $64 million gain on a partial sale of a real estate seed investment. The decrease in adjusted operating income also reflects the absence of a $96 million gain on sale of our investment in an operating joint venture in 2011, as discussed below. Additionally, results for 2012 reflect an increase in operating expenses reflecting business growth, increased expenses related to new fund launches and increased compensation costs.

These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to positive net asset flows and market appreciation in 2012.

2011 to 2010 Annual Comparison.    Adjusted operating income increased $276 million. Results in 2011 reflect an increase in asset management fees, before associated expenses, of $215 million primarily from retail and institutional customer assets as a result of higher asset values due to positive net asset flows primarily into fixed income accounts as well as market appreciation in 2011. Also contributing to the increase was a $96 million gain on sale of our investment in an operating joint venture, Afore XXI, a pension fund manager in Mexico. Results from the segment’s commercial mortgage activities increased $77 million primarily driven by lower net credit and valuation-related charges on interim loans of $64 million resulting primarily from loan payoffs in 2011 and $20 million of higher gains on sales of foreclosed commercial real estate assets in 2011. Also, results of the segment’s strategic investing activities increased $68 million primarily due to a $64 million gain resulting from the partial sale of a real estate seed investment in 2011 as discussed above.

These increases were partially offset by increased operating expenses, primarily related to compensation as well as other costs supporting the business.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$775	$729	$639
Retail customers(1)	509	452	372
General account	383	360	315

Total asset management fees	1,667	1,541	1,326

Incentive fees	15	50	71
Transaction fees	40	35	23
Strategic investing	(12)	118	49
Commercial mortgage(2)	164	136	67

Other related revenues	207	339	210

Service, distribution and other revenues(3)	524	651	469

Total revenues	$2,398	$2,531	$2,005

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $66 million in 2012, $74 million in 2011 and $66 million in 2010.

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $133 million. Strategic investing revenues decreased $130 million reflecting $69 million of declines in values in two real estate investments, one of which was sold in 2012, while strategic investing activities in 2011 include the gain on a partial sale of a real estate seed investment, as discussed above. Service, distribution and other revenues decreased $127 million primarily due to the absence of the gain on the sale of our investment in Afore XXI in 2011. Performance-based incentive fees decreased $35 million primarily reflecting lower net asset values from institutional real estate funds resulting from market value declines. A portion of incentive-based fees are offset in incentive compensation expense in accordance with the terms of contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of December 31, 2012, $84 million in cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international market conditions.

Partially offsetting the decreases in revenue above was an increase in asset management fees of $126 million primarily from the management of institutional and retail customer assets as a result of higher asset values. In addition commercial mortgage revenues increased $28 million primarily reflecting higher origination volume.

Expenses, as shown in the table above under “—Operating Results,” increased $146 million primarily driven by business growth, increased expenses related to new fund launches and increased compensation costs.

2011 to 2010 Annual Comparison.    Revenues increased $526 million including a $215 million increase in asset management fees primarily from institutional and retail customer assets as a result of higher asset values. Service, distribution and other revenues increased $182 million primarily from the gain on the sale of our investment in Afore XXI and higher mutual fund service fees, a portion of which are offset with a corresponding increase in expenses. Service, distribution and other revenues also includes higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interest in these funds. Commercial mortgage revenues increased $69 million primarily reflecting lower net credit and valuation-related charges on interim loans and higher gains on sales of foreclosed real estate assets, as discussed above. Strategic investing revenues increased $69 million resulting from the gain on a partial sale of a real estate seed investment discussed above.

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

Expenses increased $250 million primarily driven by increased compensation costs, from increased revenues, as discussed above, and increased headcount, as well as increases in other costs supporting the business. In addition, expenses related to revenues associated with certain consolidated funds and mutual funds services increased, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2012	2011	2010
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$51.7	$46.3	$53.3
Fixed income	230.8	197.8	160.9
Real estate	31.2	27.7	23.6

Institutional customers(1)(2)	313.7	271.8	237.8

Retail customers:
Equity	86.6	71.7	73.9
Fixed income	50.3	46.2	35.2
Real estate	1.8	1.4	1.5

Retail customers(3)	138.7	119.3	110.6

General account:
Equity	9.4	8.7	7.7
Fixed income	363.7	316.7	248.8
Real estate	1.5	1.3	0.9

General account	374.6	326.7	257.4

Total assets under management	$827.0	$717.8	$605.8

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	As of December 31, 2012, 2011, and 2010, includes $37.2 billion, $29.7 billion, and $17.7 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Institutional Customers	Retail Customers	General Account
	(in billions)
As of December 31, 2010	$237.8	$110.6	$257.4
Net additions (withdrawals), excluding money market activity:
Third party(1)	16.9	5.7	0
Affiliated(2)(3)	(2.8)	14.1	42.9

Total	14.1	19.8	42.9
Market appreciation	19.7	1.1	22.0
Other increases (decreases)(4)	0.2	(12.2)	4.4

As of December 31, 2011	271.8	119.3	326.7
Net additions (withdrawals), excluding money market activity:
Third party(1)	17.2	12.8	0
Affiliated(2)(3)	(1.5)	(6.2)	37.6

Total	15.7	6.6	37.6
Market appreciation	26.2	13.4	15.3
Other increases (decreases)(4)	0	(0.6)	(5.0)

As of December 31, 2012	$313.7	$138.7	$374.6

(1)	Institutional third-party net additions include net additions into fixed income accounts of $6.4 billion and $10.0 billion related to investment-only stable value products for the years ended December 31, 2012 and 2011, respectively.
(2)	Retail affiliated net additions (withdrawals) primarily represent asset transfers in or (out) of fixed income funds due to the automatic rebalancing feature within certain variable annuities products.
(3)	General account affiliated net additions (withdrawals) includes net additions of $31.0 billion for the year ended December 31, 2012 from two significant pension risk transfer transactions in the Retirement segment and net additions of $40.4 billion for the year ended December 31, 2011 from the acquisition of the Star and Edison Businesses.
(4)	Other includes the effect of foreign exchange rate changes and net money market activity. Other in 2011 also includes the sale of our investment in the Afore XXI operating joint venture and transfers from the Retirement segment as a result of changes in the client contract form.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2012	2011
	(in millions)
Co-Investments:
Real estate	$437	$464
Fixed income	54	30
Seed Investments:
Real estate	32	19
Public equity	230	208
Fixed income	223	209
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	25	50
Private equity secured by investor equity	0	61
Real estate secured by fund assets	0	99

Total	$1,001	$1,140

In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintains an interim loan portfolio. See “—General Account Investments—Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans” below for additional details.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues	$3,367	$2,900	$2,817
Benefits and expenses	2,983	2,418	2,335

Adjusted operating income	384	482	482
Realized investment gains (losses), net, and related adjustments	(38)	(21)	(39)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$346	$461	$443

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $98 million including a $54 million unfavorable comparative change from the impact of certain changes in the estimated profitability of the business on the amortization of DAC and unearned revenue reserves (“URR”) as well as the impact on the reserve for the GMDB feature in certain contracts. These changes were based on the annual review and update of economic and actuarial assumptions, which resulted in a net charge of $27 million in 2012 driven by a reduction to long-term interest rate and equity return assumptions and a net benefit of $27 million in 2011, driven by more favorable lapse and mortality experience.

Absent the effect of these items, adjusted operating income decreased $44 million driven by $20 million of transaction and other costs associated with our acquisition of The Hartford’s individual life insurance business and a $13 million decrease in earnings reflecting the impact of mortality experience, net of reinsurance, which was more unfavorable in the current period, in comparison to 2011. Also contributing to the decrease in adjusted operating income was a decline in earnings from our variable products primarily due to the continued expected run-off of variable policies in force and lower net investment results from declines in portfolio reinvestment rates. These unfavorable items were partially offset by greater contributions from our universal life insurance products reflecting business growth.

For weighted average rate of return assumptions and additional information on our policy for amortizing DAC and URR, and for estimating future expected claims costs associated with the GMDB feature of our variable and universal life insurance products as of December 31, 2012, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

2011 to 2010 Annual Comparison.    Adjusted operating income was unchanged from 2010 due to a number of offsetting items. Results in 2011 included a $27 million benefit reflecting the impact of certain changes in the estimated profitability of the business related to the annual review and update of economic and actuarial assumptions, as discussed above, compared to a $28 million benefit from the annual review in 2010. Results for 2011 also benefitted from business growth associated with our universal life insurance products and mortality experience, net of reinsurance, which was $12 million less unfavorable compared to 2010. Partially offsetting these favorable items was an $11 million expense resulting from changes in our estimates of total gross profits arising from separate account fund performance, largely reflecting the comparative impact of equity markets on separate account fund performance. Lower than expected market returns in 2011 resulted in a net expense of $4 million whereas higher than expected market returns in 2010 resulted in a $7 million net benefit.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $467 million. This increase was primarily driven by a $403 million increase in policy charges and fees and asset management fees and other income including $227 million from higher amortization of URR. The increase in amortization of URR reflects the impact of the annual reviews and update of economic and actuarial assumptions partially offset by the impact of changes in our estimates of total gross profits primarily reflecting more favorable market conditions on separate account fund performance. The increase in policy charges and fees and asset management fees and other income also reflects a $73 million increase in income on an affiliated note received as part of a financing transaction for certain regulatory capital requirements which was offset by higher interest expense, as described below, as well as growth in our universal life insurance business and higher income from alternative investments. These favorable items were partially offset by the ongoing impact of run-off of variable life insurance inforce. Net investment income increased $55 million reflecting business growth, partially offset by the impact of lower portfolio reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $565 million, including the impact of $300 million associated with annual reviews conducted in both periods. Absent these annual reviews, the increase in benefits and expenses was $265 million which includes higher interest expense of $102 million reflecting higher costs associated with the financing of regulatory capital requirements, of which $73 million related to a financing transaction associated with certain universal life insurance policies is offset in revenues. Policyholders’ benefits increased $80 million driven by growth in our term and universal life blocks of business. The increase in benefits and expenses also included $52 million of higher general and administrative expenses, net of capitalization, including the impact of increased sales and $20 million of transaction and other costs associated with our acquisition of The Hartford’s individual life insurance business. In addition, interest credited to policyholders’ account balances increased $30 million primarily reflecting higher universal life account balances from policyholder deposits. These unfavorable items were partially offset by a $28 million benefit on DAC amortization resulting from more favorable market conditions on separate account fund performance in comparison to 2011.

2011 to 2010 Annual Comparison.    Revenues increased $83 million driven by higher net investment income of $75 million reflecting higher asset balances resulting from increased policyholder deposits and higher regulatory capital requirements associated with our universal life insurance product. Policy charges and fees and asset management fees and other income increased $6 million, including a $24 million reduction in amortization of URR reflecting the impact of the annual reviews and update of economic and actuarial assumptions, as discussed above. These favorable items were partially offset by a decline in revenue from our variable insurance products primarily due to the run-off of variable policies inforce.

Benefits and expenses increased $83 million driven by higher interest expense of $52 million primarily reflecting higher borrowings related to the financing of regulatory capital requirements associated with certain term and universal life insurance policies which was offset in revenues. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $16 million primarily reflecting an increase in interest credited to policyholders from higher universal life account balances from increased policyholder deposits and increases in policyholder reserves driven by growth in our term and universal life blocks of business. This was partially offset by less unfavorable mortality experience of $12 million in 2011 compared to 2010. Additionally, amortization of DAC increased $15 million driven by the comparative impact of less favorable market conditions on separate account fund performance.

Sales Results

The following table sets forth individual life insurance annualized new business premiums for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Annualized New Business Premiums(1):
Variable Life	$21	$25	$23
Universal Life	218	95	77
Term Life	173	158	160

Total	$412	$278	$260

Annualized new business premiums by distribution channel(1):
Prudential Agents	$90	$84	$84
Third party	322	194	176

Total	$412	$278	$260

(1)	Excludes corporate-owned life insurance.

2012 to 2011 Annual Comparison.    Annualized new business premiums increased $134 million primarily driven by increased sales of universal life insurance products in the third party distribution channel due to a change in the competitive position of our products.

2011 to 2010 Annual Comparison.    Annualized new business premiums increased $18 million primarily driven by increased sales in the third party distribution channel. This increase was attributable to higher sales of universal life insurance products driven by a change in the competitive position of our products.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues	$5,601	$5,606	$5,040
Benefits and expenses	5,585	5,443	4,866

Adjusted operating income	16	163	174
Realized investment gains (losses), net, and related adjustments	(8)	11	(42)
Related charges	0	(2)	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$8	$172	$131

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $147 million reflecting higher operating expenses in 2012 primarily from an increase in legal reserves, updates to premium tax estimates, and costs for strategic initiatives. Group life underwriting results were less favorable in 2012, primarily driven by unfavorable claims experience on non-retrospectively experience-rated contracts resulting from an increase in severity partially offset by lower claims incidence. The unfavorable underwriting results for group life also reflect the absence of a benefit from cumulative premium adjustments in 2011, as discussed below. Group disability underwriting results were less favorable in 2012. New long term disability claims outpaced an increase in claim terminations as the economy slowly improves. We are investing in our claims management process which, over time, should drive improvements in this area. Also, reserve refinements in both group life and group disability businesses, including the impact of annual actuarial assumption updates, contributed a $7 million benefit to adjusted operating income in 2012 compared to a benefit of $22 million in 2011. Partially offsetting these unfavorable items was improved investment income in 2012 primarily from alternative investments.

2011 to 2010 Annual Comparison.    Adjusted operating income decreased $11 million. Reserve refinements in both group life and group disability businesses, including the impact of annual actuarial assumption updates, contributed a $22 million benefit to adjusted operating income in 2011 compared to a benefit of $35 million in 2010. Excluding these reserve refinements, adjusted operating income increased $2 million primarily from more favorable underwriting results in 2011 in our group life business related to favorable claims experience, growth in our non-retrospectively experience-rated business and a benefit of $14 million from cumulative premium adjustments relating to prior periods on two large non-retrospectively experience-rated cases. These increases were partially offset by less favorable group disability underwriting results in 2011 primarily related to an increase in the number and severity of long-term disability claims reflecting the continued economic downturn. In addition, results in 2011 reflect higher operating expenses due to business growth and strategic initiatives as well as a decrease in investment results due to less favorable results from alternative investments and lower reinvestment rates.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $5 million. Group life premiums and policy charges and fee income decreased $82 million primarily reflecting lower premiums from retrospectively experience-rated contracts, largely resulting from a decrease in policyholder benefits. Partially offsetting this decrease are higher premiums from non-retrospectively experience-rated contracts reflecting growth in the business, partially offset by the benefit from cumulative premium adjustments in 2011. Group disability premiums and policy charges and fee income increased $42 million primarily reflecting growth of business in force and from new sales. Investment income also increased in 2012 primarily from income on alternative investments, partially offset by a decline in reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $142 million reflecting higher operating expenses primarily from an increase in legal reserves, updates to premium tax estimates and costs of strategic initiatives. This increase also reflects a $54 million increase in policyholders’ benefits, including the change in policy reserves. Our group disability business reflects an increase in policyholders’ benefits primarily from an increase in the number and severity of long-term disability claims and growth in the business. Our group life business reflects a decrease in benefits costs on retrospectively experience-rated business that resulted in decreased premiums, as discussed above. This is partially offset by unfavorable claims experience from an increase in severity resulting in an increase in benefits from growth in the non-retrospectively experience-rated business, as well as the unfavorable variance from reserve refinements, as discussed above.

2011 to 2010 Annual Comparison.    Revenues increased $566 million. Group life premiums and policy charges and fee income increased $526 million. This increase primarily reflects higher premiums from non-retrospectively experience-rated contracts reflecting growth in the business from new sales and continued strong persistency of 95.8% in 2011 compared to 92.1% in 2010, as well as higher premiums from retrospectively experience-rated contracts resulting from the increase in policyholder benefits on these contracts, as discussed below. 2011 also includes the benefit from cumulative premium adjustments, as discussed above. In addition, group disability premiums and policy charges and fee income increased $45 million primarily reflecting growth of business in force and from new sales.

Benefits and expenses increased $577 million. This increase reflects a $536 million increased in policyholders’ benefits, including the change in policy reserves. Our group life business reflected an increase in policyholders’ benefits primarily from growth in the business, including an increase in benefits on retrospectively experience-rated business that resulted in increased premiums, as discussed above. Our group disability business reflected an increase in policyholders’ benefits primarily from an increase in the number and severity of disability claims, as well as growth in the business. Also contributing to the increase in benefits and expenses were higher operating expenses primarily related to business growth and strategic initiatives.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Benefits ratio(1):
Group life	90.9%	89.5%	89.7%
Group disability	98.1%	94.7%	91.2%
Administrative operating expense ratio(2):
Group life	10.0%	8.5%	9.0%
Group disability	25.3%	24.8%	24.2%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include dental products.

2012 to 2011 Annual Comparison.    The group life benefits ratio deteriorated 1.4 percentage points primarily due to less favorable claims experience in the non-retrospectively experience-rated business as well as the unfavorable impact of the reserve refinements and the cumulative premium adjustment in 2011, as discussed above. The group disability benefits ratio deteriorated 3.4 percentage points primarily due to an increase in the number and severity of long-term disability claims experience. The group life administrative operating expense ratio deteriorated 1.5 percentage points primarily due to an increase in operating costs, legal reserves and the unfavorable comparative impact of updates to premium tax estimates, as discussed above. The group disability administrative operating expense ratio deteriorated 0.5 due to an increase in operating costs, as discussed above.

2011 to 2010 Annual Comparison.    The group life benefits ratio improved 0.2 percentage points, primarily due to favorable claims experience, partially offset by an unfavorable variance from the impact of reserve refinements, as discussed above. The group disability benefits ratio deteriorated 3.5 percentage points primarily due to an increase in the number and severity of long-term disability claims experience. The group life administrative operating expense ratio improved 0.5 percentage points due to business growth without a commensurate increase in expenses and a favorable comparative impact from the refinement of a premium tax estimate. The group disability administrative operating expense ratio deteriorated 0.6 percentage points reflecting higher expenses in 2011 primarily from business growth and strategic initiatives.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Annualized new business premiums(1):
Group life	$304	$486	$446
Group disability(2)	135	149	122

Total	$439	$635	$568

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes dental products.

2012 to 2011 Annual Comparison.    Total annualized new business premiums decreased $196 million reflecting the impact of a large market case sale to a new customer in 2011 in group life, as well as a decrease in sales of long-term disability to existing clients.

2011 to 2010 Annual Comparison.    Total annualized new business premiums increased $67 million reflecting the impact of the group life large market case sale discussed above as well as increased sales across all disability products.

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

We utilize a yen hedging strategy that calibrates the level of hedges to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. Our hedges include a variety of instruments, including U.S. dollar-denominated assets held locally by our Japanese insurance subsidiaries financed by the combination of U.S. GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	December 31,
	2012	2011
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.9	$2.5
Dual currency and synthetic dual currency investments(2)	0.9	1.0

	3.8	3.5

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
Available-for-sale U.S. dollar-denominated investments, at amortized cost	7.0	6.8
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.3	0.3
Other	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(3)	7.4	7.2
Yen-denominated liabilities held in U.S. dollar-based entities(4)	0.8	0.8

	8.2	8.0

Total hedges	$12.0	$11.5

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.

(3)	Excludes $26.8 billion and $23.7 billion as of December 31, 2012 and 2011, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.

The U.S. dollar-denominated investments that hedge the U.S. dollar-equivalent shareholder return on equity from our Japanese insurance operations are recorded on the books of yen-based entities and, as a result, foreign currency exchange rate movements will impact their value on the local books of our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments on the local books of our yen-based Japanese insurance entities and therefore negatively impact their equity and regulatory solvency margins by employing internal hedging strategies between a subsidiary of Prudential Financial and these yen-based entities. These internal hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities. See “—Liquidity and Capital Resources—Liquidity—Liquidity associated with other activities—Foreign exchange hedging activities” for a discussion of our internal hedging strategies.

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

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments, both of which are discussed in greater detail below.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2012 and 2011 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 85 and 92 yen per U.S. dollar, respectively, and 1180 and 1190 Korean won per U.S. dollar, respectively. Results for 2013 will reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 80 yen per U.S. dollar and 1160 Korean won per U.S. dollar.

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

	Year ended December 31,
	2012	2011	2010
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(92)	$(178)	$(102)
Corporate and Other operations:
Impact of intercompany arrangement(1)	92	178	102
Settlement losses on forward currency contracts	(72)	(137)	(97)

Net benefit to Corporate and Other operations	20	41	5

Net impact on consolidated revenues and adjusted operating income	$(72)	$(137)	$(97)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of December 31, 2012 and 2011, the notional amounts of these forward currency contracts were $3.4 billion and $3.0 billion, respectively, of which $2.9 billion and $2.5 billion, respectively, were related to our Japanese insurance operations.

Dual currency and synthetic dual currency investments hedging program

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments is yen-denominated while the related interest income is U.S. dollar-denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollar-denominated interest income. Our Japanese insurance operations also hold yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of yen interest payments generated by the yen-denominated investments for fixed amounts of U.S. dollar interest payments at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. As of December 31, 2012 and 2011, the notional amount of these investments was ¥235 billion, or $2.2 billion, and ¥280 billion, or $2.5 billion, respectively, based upon the foreign currency exchange rates applicable at the time these investments were acquired. The table below sets forth the fair value of these instruments as reflected on our balance sheet for the periods indicated.

	December 31,
	2012	2011
	(in millions)
Cross-currency coupon swap agreements	$(7)	$(105)
Foreign exchange component of interest on dual currency investments	(92)	(128)

Total	$(99)	$(233)

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the years ended December 31, 2012, 2011 and 2010, “Realized investment gains (losses), net, and related adjustments” includes net losses of $1,570 million, net gains of $807 million, and net gains of $121 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities, which are presented in the table below, and the remeasurement of certain related non-yen denominated assets.

We continue to expect volatility in U.S. GAAP earnings resulting from the remeasurement mismatch described above. For example, based on the December 31, 2012 non-yen denominated balances subject to remeasurement (including those presented in the table below), if we applied a hypothetical 5% depreciation in value of the yen relative to the U.S. and Australian dollar, we estimate this would result in net losses of approximately $1.2 billion reflected in U.S. GAAP earnings. These net losses would largely be offset by a corresponding increase in unrealized gains in AOCI. Conversely, a 5% appreciation in value of the yen relative to these currencies would have an equal but opposite effect.

The table below presents the carrying value of non-yen denominated insurance liabilities within our Japanese insurance operations as of the periods indicated.

	December 31,
	2012	2011
	(in billions)
U.S. dollar-denominated products	$19.9	$18.9
Australian dollar-denominated products	7.9	6.2
Euro-denominated products	0.4	0.2

Total	$28.2	$25.3

1.	Excludes $5.7 billion and $4.5 billion of insurance liabilities for U.S. dollar-denominated products as of December 31, 2012 and 2011, respectively, that are associated with Prudential of Japan. These liabilities are coinsured to our U.S. domiciled insurance entities and supported by U.S. dollar-denominated assets and are not subject to the remeasurement mismatch described above.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 80 yen per U.S. dollar and Korean won at a rate of 1160 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Revenues:
Life Planner operations	$9,002	$8,202	$7,252
Gibraltar Life and Other operations	20,584	11,365	4,819

	29,586	19,567	12,071

Benefits and expenses:
Life Planner operations	7,521	6,956	6,103
Gibraltar Life and Other operations	19,361	10,348	4,081

	26,882	17,304	10,184

Adjusted operating income:
Life Planner operations	1,481	1,246	1,149
Gibraltar Life and Other operations	1,223	1,017	738

	2,704	2,263	1,887

Realized investment gains (losses), net, and related adjustments(1)	(1,989)	596	(281)
Related charges	(60)	(18)	(13)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	204	(160)	33
Change in experience-rated contractholder liabilities due to asset value changes	(204)	160	(33)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(58)	(244)	(65)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$597	$2,597	$1,528

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Acquisition and Integration of the former Star and Edison Businesses

On February 1, 2011, Prudential Financial completed the acquisition from AIG of the Star and Edison Businesses pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012. See Note 3 to the Consolidated Financial Statements for further information.

We have made significant progress integrating the acquired former Star and Edison businesses with Gibraltar Life and, as a result, anticipate incurring approximately $450 million of total integration costs, which is lower than our original expectations. In aggregate, we have incurred $312 million of pre-tax integration costs, of which, $138 million was in 2012 and $174 million was in 2011. After integration is complete, we continue to expect annual cost savings of approximately $250 million and, as of December 31, 2012, have already achieved approximately 80% of this annual savings. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

2012 to 2011 Annual Comparison.    Adjusted operating income from Life Planner operations increased $235 million including a net favorable impact of $54 million from currency fluctuations. The current year benefited $20 million from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of the business. In addition, the increase in adjusted operating income reflects the comparative impact of a $12 million charge associated with estimated claims and expenses arising from the 2011 earthquake in Japan, and a $6 million benefit in 2012 resulting from a cash distribution received from the Japan Financial Stability Fund. Excluding the impact of these items, adjusted operating income for our Life Planner operations increased $143 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency in our Japanese Life Planner operation, partly offset by the impact of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $206 million including a favorable impact of $51 million from currency fluctuations and the absence of a $49 million charge associated with claims and expenses arising from the 2011 earthquake in Japan. Additionally, results for 2012 include $138 million of integration costs relating to the acquisition of the Star and Edison Businesses compared to $213 million of integration and transaction costs in 2011. Partly offsetting these favorable variances is a $15 million net charge in the current year reflecting the impact of certain charges related to our life insurance joint venture in India offset by a cash distribution received from the Japan Financial Stability Fund. Both periods benefited from the impact of partial sales of our investment, through a consortium, in China Pacific Group, which contributed a $60 million benefit to 2012 results compared to a $237 million benefit in 2011.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $223 million, primarily reflecting cost savings of $165 million resulting from Star and Edison integration synergies, compared to $21 million of cost savings in 2011, as well as business growth, particularly in the bank distribution channel, and the impact of including two additional months of earnings from the former Star and Edison Businesses. These favorable items were partly offset by higher benefits and expenses, including costs supporting distribution channel growth, less favorable mortality in comparison to the prior year and the impact of lower reinvestment rates.

2011 to 2010 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $97 million including a net favorable impact of $11 million from currency fluctuations. Excluding currency fluctuations, adjusted operating income increased $86 million primarily reflecting the growth of business in force driven by sales and continued strong persistency in our Japanese Life Planner operation and to a lesser extent, lower administrative expenses due in part to the absence of certain costs incurred in 2010. Partially offsetting these favorable variances were charges of $12 million associated with claims and expenses arising from the March 2011 earthquake in Japan and less favorable mortality experience in Japan and Korea.

Adjusted operating income from our Gibraltar Life and Other operations increased $279 million including a favorable impact of $25 million from currency fluctuations. Excluding currency fluctuations, adjusted operating income increased $254 million. Results for 2011 benefitted from $224 million of earnings from the acquired Star and Edison Businesses, excluding the impact of estimated claims associated with the earthquake in Japan. Adjusted operating income for both 2011 and 2010 reflect the impact of partial sales of our investment, through a consortium, in China Pacific Group, which contributed a $237 million benefit to 2011 results compared to a $66 million benefit to 2010 results. These favorable items were partially offset by transaction and integration costs of $213 million in 2011 relating to the Star and Edison acquisition and $49 million of charges associated with claims and expenses arising from the March 2011 earthquake in Japan.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $121 million reflecting business growth, including expanding sales of protection products, and improved investment results, including a greater contribution from our fixed annuity products reflecting growth of that business and lower amortization of deferred policy acquisition costs. Partially offsetting these favorable variances were higher development costs supporting bank and agency distribution channel growth and unfavorable results from our insurance joint venture in India.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $800 million including a net unfavorable impact of $2 million from currency fluctuations. Excluding currency fluctuations, revenues increased $802 million primarily reflecting increases in premiums and policy charges and fee income of $616 million driven by growth of business in force and continued strong persistency in our Japanese Life Planner operation. Net investment income increased $158 million reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $565 million including a net favorable impact of $56 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $621 million. Benefits and expenses of our

Japanese Life Planner operation increased $513 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force, partially offset by the absence of charges recognized in the prior year period associated with claims from the 2011 earthquake in Japan. Additionally, 2012 includes a $20 million benefit from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of the business.

Revenues from our Gibraltar Life and Other operations increased $9,219 million, including a net favorable impact of $159 million from currency fluctuations. Excluding currency fluctuations, revenues increased $9,060 million. This increase is driven by an $8,884 million increase in premiums and policy charges and fee income reflecting growth in the bank distribution channel, including $7,619 million of higher premiums from sales of yen-denominated single premium reduced death benefit whole life policies, as well as higher premiums of $1,074 million in the Life Consultant distribution channel driven by increased sales of cancer whole life and U.S. dollar-denominated retirement income products. Also contributing to the increase in revenues is higher net investment income of $353 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates. Asset management fees and other income declined driven by the comparative impact of partial sales of our indirect investment in China Pacific Group, as discussed above, resulting in a $60 million gain in 2012 compared to a $237 million gain in 2011, partially offset by the distribution received in 2012 from the Japan Financial Stability Fund.

Benefits and expenses of our Gibraltar Life and Other operations increased $9,013 million, including an unfavorable impact of $108 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $8,905 million. Policyholder benefits, including changes in reserves, increased $8,461 million primarily driven by higher sales of yen-denominated single premium reduced death benefit whole life, cancer whole life and U.S. dollar-denominated retirement income products in 2012, partially offset by the absence of charges recognized in the prior year associated with claims from the 2011 earthquake in Japan. General and administrative expenses, net of capitalization, and DAC amortization increased primarily due to increased costs supporting business growth and charges associated with our life insurance joint venture in India, partially offset by additional synergies and lower integration costs associated with the Star and Edison acquisition.

2011 to 2010 Annual Comparison.    Revenues from our Life Planner operations increased $950 million including a net favorable impact of $398 million from currency fluctuations. Excluding currency fluctuations, revenues increased $552 million primarily reflecting higher premiums and policy charges and fee income of $392 million driven by a $341 million increase from our Japanese Life Planner operation reflecting growth of business in force and continued strong persistency. Net investment income increased $118 million primarily due to investment portfolio growth, partially offset by lower yields in our investment portfolio.

Benefits and expenses of our Life Planner operations increased $853 million including a net unfavorable impact of $387 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $466 million primarily reflecting $396 million of higher benefits and expenses in our Japanese Life Planner operation which was primarily driven by higher policyholder benefits due to changes in reserves reflecting growth in business in force and to a lesser extent, the impact of the charges associated with claims resulting from the Japanese earthquake and less favorable mortality experience.

Revenues from our Gibraltar Life and Other operations increased $6,546 million including a favorable impact of $331 million from currency fluctuations. Excluding currency fluctuations, revenues increased $6,215 million. Premiums and policy charges and fee income increased $4,933 million, of which $2,920 million was associated with the acquired Star and Edison Businesses. Excluding Star and Edison, the increase in premiums and policy charges and fee income was primarily driven by growth within the bank distribution channel including $1,062 million higher sales of single premium reduced death benefit whole life policies. Net investment income increased $1,028 million primarily reflecting income on the acquired assets from Star and Edison and to a lesser extent, continued growth of our fixed annuity products. Also contributing to the increase in revenues is higher other income, primarily reflecting the impact of the partial sales of our indirect investment in China Pacific Group as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations increased $6,267 million, including an unfavorable impact of $306 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $5,961 million. Policyholder benefits, including changes in reserves, increased $3,866 million and was primarily driven by the acquisition of the Star and Edison Businesses, higher single premium reduced death benefit whole life sales in 2011 and $37 million of charges associated with claims resulting from the March 2011 earthquake in Japan. General and administrative expenses, net of capitalization, increased $1,350 million primarily driven by the impact of the Star and Edison acquisition including $213 million of transaction and integration costs related to the acquisition, higher development costs supporting bank and agency distribution channel growth and $12 million of expenses resulting from the earthquake in Japan. Also contributing to the increase in benefits and expenses is higher amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances primarily reflecting the impact of the Star and Edison acquisition.

Sales Results

The following table sets forth annualized new business premiums on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,354	$1,150	$964
Gibraltar Life	2,724	2,042	874

Total	$4,078	$3,192	$1,838

On a constant exchange rate basis:
Life Planner operations	$1,347	$1,126	$1,001
Gibraltar Life	2,704	2,031	928

Total	$4,051	$3,157	$1,929

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

	Year Ended December 31, 2012					Year Ended December 31, 2011
	Life	Accident & Health(1)	Retirement (2)	Annuity	Total	Life	Accident & Health(1)	Retirement (2)	Annuity	Total
	(in millions)
Life Planners	$492	$195	$588	$72	$1,347	$437	$183	$454	$52	$1,126
Gibraltar Life:
Life Consultants	446	155	179	142	922	434	206	127	205	972
Banks(3)	1,253	37	13	119	1,422	382	46	23	149	600
Independent Agency	79	202	50	29	360	179	189	18	73	459

Subtotal	1,778	394	242	290	2,704	995	441	168	427	2,031

Total	$2,270	$589	$830	$362	$4,051	$1,432	$624	$622	$479	$3,157

(1)	Includes medical insurance, cancer insurance and accident & sickness riders. The years ended December 31, 2012 and 2011 include $325 million and $230 million, respectively, of annualized new business premiums from cancer whole life insurance products.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 74% and 19%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2012, and 31% and 50%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2011. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

2012 to 2011 Annual Comparison.    Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $221 million driven by higher sales in Japan of $177 million reflecting increased demand for U.S. dollar-denominated retirement income products driven by a change in crediting rate that became effective in June 2012 and higher demand for yen-denominated retirement income products in the corporate market. To a lesser extent, sales in Brazil, Korea, Taiwan and Italy increased due to growth and the introduction of new products into these markets.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $673 million driven by increased sales of $822 million in the bank channel distribution. Bank channel sales largely reflect higher sales of yen-denominated single premium reduced death benefit whole life policies in anticipation of pricing changes effective January 2013 as well as the benefit from actions taken by certain of our competitors to limit sales and lower crediting rates on similar products. Independent Agency and Life Consultant sales declined $99 million and $50 million, respectively, driven by the discontinuation of certain products previously offered by the former Star and Edison businesses and the expected attrition of former Star and Edison Life Consultants. These decreases were partly offset by higher sales of cancer whole life products prior to a tax law change in April 2012 as well as increased demand for U.S. dollar-denominated retirement income products prior to pricing changes in April 2012.

The table below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2011					Year Ended December 31, 2010
	Life	Accident & Health(1)	Retirement (2)	Annuity	Total	Life	Accident & Health(1)	Retirement (2)	Annuity	Total
	(in millions)
Life Planners	$437	$183	$454	$52	$1,126	$430	$171	$366	$34	$1,001
Gibraltar Life:
Life Consultants	434	206	127	205	972	280	74	67	108	529
Banks(3)	382	46	23	149	600	186	45	35	75	341
Independent Agency	179	189	18	73	459	4	51	2	1	58

Subtotal	995	441	168	427	2,031	470	170	104	184	928

Total	$1,432	$624	$622	$479	$3,157	$900	$341	$470	$218	$1,929

(1)	Includes medical insurance, cancer insurance and accident & sickness riders.
(2)	Includes retirement income, endowment and savings variable universal life.
(3)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 30% and 50%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2011, and 1% and 64%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2010. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

2011 to 2010 Annual Comparison.    Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $125 million, including $84 million of higher sales in Japan driven by growth in average premium per policy reflecting the increasing demand for both yen and U.S. dollar-denominated retirement income products. Sales in Korea increased $21 million driven by growth in average premium per policy resulting from increased sales of retirement income products and variable annuity products. In Brazil, sales increased $11 million primarily driven by sales of whole life products due in part to an increase in the number of Life Planners.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $1,103 million, with Star and Edison contributing $763 million to this increase. Annualized new business premiums for Star include approximately $128 million of sales from an increasing term product that was discontinued upon completion of the merger with Gibraltar. Excluding Star and Edison, the increase in annualized new business premiums was driven by higher bank channel sales of $233 million primarily due to increased sales of protection products including $137 million from single premium reduced death benefit whole life sales due in part to increased sales in advance of a premium increase on our yen-denominated product effective early February 2011 and $55 million in whole life products. Excluding Star and Edison, independent agency distribution sales increased $86 million with the vast majority from sales of cancer insurance products and Life Consultant sales increased $21 million primarily reflecting higher sales of retirement income and annuity products.

Salesforce

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2012	2011	2010
Life Planners:
Japan	3,216	3,137	3,122
All other countries	3,842	3,655	3,443
Gibraltar Life Consultants	11,333	12,791	6,281

Total	18,391	19,583	12,846

2012 to 2011 Comparison.    The number of Life Planners increased by 266 from December 31, 2011 driven by increases of 96 and 79 in Korea and Japan, respectively, reflecting recruitment and retention initiatives and 69 in Brazil due to agency growth. Also contributing to the increase in Life Planners over the past year were increases of 61 in Poland and 22 in Italy, partly offset by declines of 37 in Taiwan and 26 in Mexico.

The number of Gibraltar Life Consultants decreased by 1,458 from December 31, 2011, including anticipated resignations and terminations of Life Consultants, due in part to their failure to meet minimum sales production standards.

2011 to 2010 Comparison.    The number of Life Planners increased by 227 from December 31, 2010 driven by an increase of 84 in Brazil due to stronger recruitment, as well as increases of 62 in Korea, 32 in Poland, 31 in Italy and 15 in Japan. Over this twelve month period, there were 35 Japanese Life Planners transferred to Gibraltar Life, primarily in support of our efforts to expand our bank channel distribution and to service orphaned policyholders.

The number of Gibraltar Life Consultants increased by 6,510 from December 31, 2010 driven by the Star and Edison acquisition. As of December 31, 2011, 6,550 Life Consultants were associated with the former acquired businesses of Star and Edison, reflecting a decrease of 719 from the 7,269 Life Consultants as of the February 1, 2011 date of acquisition, as recruitments were more than offset by terminations and resignations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating results:
Capital debt interest expense	$(699)	$(621)	$(554)
Net investment income, net of interest expense, excluding capital debt interest expense	(53)	(26)	(63)
Pension income and employee benefits	162	210	215
Other corporate activities(1)	(745)	(673)	(534)

Adjusted operating income	(1,335)	(1,110)	(936)

Realized investment gains (losses), net, and related adjustments	469	(1,487)	119
Related charges	(24)	59	(3)
Divested businesses	(597)	101	18
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(11)	(10)	(28)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,498)	$(2,447)	$(830)

(1)	Includes consolidating adjustments.

In December 2012, the Company adopted retrospectively a change in method of applying an accounting principle for the Company’s pension plans. The change in accounting method relates to the calculation of market related value of pension plan assets, used to determine net periodic pension cost. As a result of this change, Corporate and Other results have been revised for all historical periods presented. For additional information on the change in accounting method for the Company’s pension plans, see Notes 2 and 18 to our Consolidated Financial Statements.

2012 to 2011 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $225 million. Capital debt interest expense increased $78 million primarily due to higher levels of capital debt. Net investment income, net of interest expense, excluding capital debt interest expense, decreased $27 million reflecting less favorable results from equity method investments and higher levels of operating debt. Net charges from other corporate activities for 2012 include a $78 million charge from the impact of an annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. In addition, retained corporate expenses increased in 2012 primarily from an increase in corporate advertising, the results of our corporate foreign exchange hedging activities and the costs related to the prepayment of outstanding debt. These increases are partially offset by a favorable comparative impact for our estimate of payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and the absence of a $20 million expense accrued in 2011 related to a voluntary contribution to be made to the insurance industry insolvency fund, related to Executive Life Insurance.

Results from Corporate and Other operations pension income and employee benefits decreased $48 million primarily due to an increase in recorded liabilities for certain employee benefits and higher postretirement costs. Income from our qualified pension plan partially offset these unfavorable items reflecting better than expected growth in plan assets partially offset by a decrease in the expected rate of return on plan assets from 7.00% in 2011 to 6.75% in 2012.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2013, we will decrease the discount rate to 4.05% from 4.85% in 2012. The expected rate of return on plan assets will decrease to 6.25% in 2013 from 6.75% in 2012, and the assumed rate of increase in compensation will remain unchanged at 4.5%. We determined our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, we expect, on a consolidated basis, income from our own qualified pension plan will continue to contribute to adjusted operating income in 2013, but at a level of about $15 million to $25 million lower than in 2012. Other postretirement benefit expenses will decrease in a range of $5 million to $15 million. The decrease is driven primarily by favorable demographic updates and claims experience, offset by a decrease in the discount rate to 3.85% from 4.60%. In 2013, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

2011 to 2010 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $174 million. Corporate and Other operations recorded a $93 million increase in reserves for estimated payments arising from use of new Social Security Master Death file criteria to identify deceased policy and contract holders. Corporate and Other operations also recorded a $20 million charge related to a voluntary contribution to be made to an insurance industry insolvency fund, related to Executive Life Insurance Company of New York. Greater net charges from other corporate activities, primarily reflecting increased retained corporate expenses, including corporate advertising, contributed to the increased loss. The increase in net charges from other corporate activities was partially offset by more favorable results from corporate foreign currency hedging activities and reduced charges compared to the prior period for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. Capital debt interest expense increased $67 million due to a greater level of capital debt, which includes the issuance in November 2010 of $1 billion of debt for the acquisition of the Star and Edison Businesses. Investment income, net of interest expense, excluding capital debt interest expense, increased $37 million due to higher income in our corporate investment portfolio including higher income on equity method investments.

Results from Corporate and Other operations pension income and employee benefits decreased $5 million primarily due to a decrease in income from our qualified pension plan resulting from a decrease in the expected rate of return on plan assets from 7.50% in 2010 to 7.00% in 2011, partially offset by better than expected growth in plan assets.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes, among other initiatives, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Capital—Capital Protection Framework.” This hedge program resulted in charges for amortization of derivative costs of $40 million, $21 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The impact of the market value changes of these derivatives included in “Realized investment gains (losses), net and related adjustments” was a loss of $15 million, a gain of $9 million and a loss of $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to hedging equity market exposure, we may choose to manage the interest rate risk associated with various operations of the Financial Services Businesses by holding capital against a portion of the interest rate exposure rather than fully hedging the risk. “Realized investment gains (losses), net and related adjustments” includes net gains of $184 million, net losses of $1,662 million and net gains of $306 million for the years ended December 31, 2012, 2011 and 2010 respectively, resulting from our decision to utilize this strategy to manage a portion of our interest rate risk. The $1,662 million net loss in 2011 was driven by significant declines in risk-free interest rates during the year. The capital consequences associated with our decision to hold capital against a portion of our interest rate exposure have been factored into our Capital Protection Framework.

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

For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources.”

Results of Operations of Closed Block Business

We established the Closed Block Business effective as of the date of demutualization. The Closed Block Business includes our in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional domestic participating policies. See Note 12 to the Consolidated Financial Statements and “—Closed Block Business” for additional details.

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

As of December 31, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $885 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,478 million at December 31, 2012, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(in millions)
U.S. GAAP results:
Revenues	$6,257	$7,015	$7,086
Benefits and expenses	6,193	6,801	6,340

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$64	$214	$746

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2012 to 2011 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $150 million. Results for 2012 include $602 million of lower net realized investment gains, primarily due to lower trading gains on fixed maturities and equity investments, as well as unfavorable changes in the value of derivatives. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Also contributing to the decline in results was a $61 million decrease in net investment income primarily reflecting the impact of lower reinvestment rates and lower asset balances as the business runs off. As a result of the above and other variances, a $123 million policyholder dividend obligation expense was recorded in 2012, compared to $636 million in 2011. As noted above, as of December 31, 2012, the excess of actual cumulative earnings over the expected cumulative earnings was $885 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation.

2011 to 2010 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $532 million. Results for 2011 include a $40 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as a decrease in net investment income of $33 million primarily due to lower portfolio yields. These unfavorable items were partially offset by an increase of $51 million in net realized investment gains primarily resulting from higher trading gains as part of a change in asset allocation of the portfolios and lower impairment losses, partially offset by lower investment gains from the change in value of derivatives, including interest rate swaps and futures. As a result of the above and other variances, a $636 million policyholder dividend obligation expense was recorded in 2011, compared to $126 million in 2010.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $758 million principally driven by the $602 million decrease in net realized investment gains, as discussed above. Premiums declined by $101 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Also contributing to the decline in revenues was a $61 million decrease in net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $608 million primarily driven by a $550 million decline in dividends to policyholders including a $513 million decrease in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $37 million primarily due to the expected in force decline as policies terminate, partially offset by an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

2011 to 2010 Annual Comparison.    Revenues decreased $71 million principally driven by an $89 million decrease in premiums, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate, as well as a $33 million decrease in net investment income primarily due to lower portfolio yields, as discussed above. Partially offsetting these unfavorable items was an increase of $51 million in net realized investment gains, as discussed above.

Benefits and expenses increased $461 million primarily driven by a $500 million increase in dividends to policyholders including a $510 million increase in the policyholder dividend obligation expense reflecting an increase in cumulative earnings. This unfavorable item was partially offset by a decrease in policyholders’ benefits, including changes in reserves of $30 million reflecting the expected in force decline, partially offset by an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as discussed above.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2012, 2011 and 2010, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Tax provision	$204	$1,488	$1,243
Impact of:
Reversal of acquisition opening balance sheet deferred tax items	(384)	(221)	(6)
Non-taxable investment income	302	247	214
Low income housing and other tax credits	78	80	58
Foreign taxes at other than U.S. rate	41	30	46
Minority interest	27	24	4
State and local taxes	(16)	2	(4)
Uncertain tax positions and interest	(8)	57	(9)
Non-deductible expenses	(7)	(17)	(10)
Change in tax rate	(1)	(18)	(91)
Repatriation assumption change	(6)	11	0
Change in valuation allowance	1	(8)	(29)
Other	6	43	33

Tax provision excluding these items	$237	$1,718	$1,449

Tax provision at statutory rate	$237	$1,718	$1,449

Our income tax provision amounted to an income tax expense of $204 million in 2012 compared to $1,488 million in 2011. Our income tax provision for 2012 and 2011 includes $333 million and $214 million, respectively, of an additional U.S. tax related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses. The increase in the additional U.S. tax is a result of the merger of Star and Edison Businesses into the Gibraltar Life Insurance Company, Ltd. It represents the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption with respect to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax will ever be paid. In addition, 2011 income tax expense includes a $42 million tax benefit from the release of a valuation allowance related to a foreign subsidiary. Excluding the impact of the “double tax” and the release of the valuation allowance, the income tax expense decreased primarily due to the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures and increase in non-taxable investment income for the year ended December 31, 2012.

Our income tax provision related to foreign operations amounted to an income tax benefit of $90 million in 2012 compared to income tax expense of $644 million in 2011. Our foreign operations income tax provision for 2012 and 2011 includes $73 million of an additional tax expense and $435 million of an additional tax benefit, respectively, from the re-measurement of deferred tax liabilities resulting from the Japan corporate income tax rate reduction. However, since we assume repatriation of earnings from our Japanese operations, our domestic tax provision in 2012 and 2011 includes $73 million of an additional tax benefit and $435 million of an additional tax expense, respectively, resulting from the increase or decrease in the future foreign tax credit benefit and, as a result, the reduction in the Japan corporate tax rate had no impact on our overall income tax provision. Excluding the impact from the Japan corporate income tax rate reduction, the foreign operations income tax provision decreased primarily due to the decrease in foreign operations pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $15 million, $35 million and $33 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For additional information regarding discontinued operations see Note 3 to the Consolidated Financial Statements.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but are excluded from adjusted operating income. For a further description of these divested businesses, see “Business—Corporate and Other.” A summary of the results of these divested businesses that have been excluded from adjusted operating income is as follows for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Long-Term Care	$(608)	$47	$43
Real Estate and Relocation Services	26	81	47
Property and Casualty Insurance	(10)	(8)	(33)
Individual Health Insurance	(6)	(15)	(17)
Financial Advisory	(5)	(7)	(19)
Other	6	3	(3)

Total divested businesses excluded from adjusted operating income	$(597)	$101	$18

Long-Term Care.    Results for the year ended December 31, 2012, as presented in the table above, include a $639 million net charge, before taxes, from an increase in reserves for our long-term care products and adjustments to deferred policy acquisition and other costs, reflecting updates to the estimated profitability of the business, driven by changes to our long-term interest rate and morbidity assumptions, partially offset by expected future premium increases. We have factored into our assumptions our best estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material.

Real Estate and Relocation Services.    Results for the year ended December 31, 2011 include a pre-tax gain of $49 million reflecting the sale of our real estate brokerage franchise and relocation services business. We retained ownership of a financing subsidiary with debt and equity investments in a limited number of real estate brokerage franchises. The results of these operations are reflected in the table above. For additional information on the sale of our real estate brokerage franchise and relocation services business, see Note 3 to the Consolidated Financial Statements.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$406	$383	$468
Derivatives	(86)	(160)	50
Commercial mortgages and other loans	5	9	6
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(336)	(283)	(598)

Net gains (losses)	$(11)	$(51)	$(74)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$204	$(160)	$33
Change in experience-rated contractholder liabilities due to asset value changes	(204)	160	(33)

Net gains (losses)	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$610	$223	$501
Derivatives	(86)	(160)	50
Commercial mortgages and other loans	5	9	6
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(540)	(123)	(631)

Net gains (losses)	$(11)	$(51)	$(74)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million, $7 million and $9 million as of December 31, 2012, 2011 and 2010, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $18 million, $55 million and $108 million for the years ended December 31, 2012, 2011 and 2010, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net losses of $11 million, $51 million and $74 million for the years ended December 31, 2012, 2011 and 2010, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value measurement establishes a framework that includes a three-level hierarchy used to classify the inputs used in measuring fair value. The level in the hierarchy within which the fair value falls is determined based on the lowest level input that is significant to the measurement. The fair values of assets and liabilities classified as Level 3 include at least one or more significant unobservable input in the measurement. See Note 20 to the Consolidated Financial Statements for an additional description of the valuation hierarchy levels.

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

	As of December 31, 2012				As of December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$254,917	$4,261	$46,419	$1,207	$208,132	$3,098	$46,516	$1,132
Trading account assets:
Fixed maturities	20,605	565	139	10	18,921	612	189	0
Equity securities	2,341	987	136	111	2,404	1,173	128	123
All other(2)	3,697	25	0	0	3,384	93	0	0

Subtotal	26,643	1,577	275	121	24,709	1,878	317	123
Equity securities, available-for-sale	5,052	321	3,225	9	4,413	333	3,122	27
Commercial mortgage and other loans	162	48	0	0	600	86	0	0
Other long-term investments	1,478	1,053	(95)	0	1,107	1,110	185	0
Short-term investments	5,130	0	1,260	0	8,232	0	528	0
Cash equivalents	13,063	0	537	0	8,392	0	1,037	0
Other assets	98	8	97	0	(13)	9	111	0

Subtotal excluding separate account assets	306,543	7,268	51,718	1,337	255,572	6,514	51,816	1,282
Separate account assets	253,254	21,132	0	0	218,380	19,358	0	0

Total assets	$559,797	$28,400	$51,718	$1,337	$473,952	$25,872	$51,816	$1,282

Future policy benefits	$3,348	$3,348	$0	$0	$2,886	$2,886	$0	$0
Other liabilities and notes of consolidated VIEs(2)	1,496	1,406	0	0	444	285	0	0

Total liabilities	$4,844	$4,754	$0	$0	$3,330	$3,171	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.1% and 5.5% as of December 31, 2012 and 2011, respectively, for the Financial Services Businesses, and 2.6% and 2.5% as of December 31, 2012 and 2011, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” and “Other liabilities” included within “Other liabilities and notes of consolidated VIEs” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.5 billion as of December 31, 2012 and $3.2 billion as of December 31, 2011 of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.5 billion as of December 31, 2012 and $1.6 billion as of December 31, 2011 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available-for-sale, or held-to-maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. Our investments classified as held-to-maturity are carried at amortized cost.

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion and $0.4 billion as of December 31, 2012 and 2011, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion and $0.4 billion as of December 31, 2012 and 2011, respectively.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets and liabilities classified as Level 3 totaled approximately $19 million and $0 million, respectively, as of December 31, 2012 and $84 million and $3 million, respectively, as of December 31, 2011, without giving consideration to the impact of netting.

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

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $3.3 billion and $2.9 billion as of December 31, 2012 and 2011, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements.

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the following significant items:

•	sale of investments

•	adjustments to the cost basis of investments for other-than-temporary impairments

•

recognition of other-than-temporary impairments in earnings for foreign denominated securities that are approaching maturity and are in an unrealized loss position due to foreign currency exchange rate movements

•	prepayment premiums received on private fixed maturity securities

•	net changes in the allowance for losses, certain restructurings and foreclosures on commercial mortgage and other loans

•	fair value changes on commercial mortgage loans carried at fair value

•	fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment (except those derivatives used in our capacity as a broker or dealer).

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For a discussion of our policies regarding other-than-temporary impairments see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” and “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in some of our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of optional living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments, and related charges and adjustments. Other-than-temporary impairments, interest rate related losses and credit related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

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

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,684)	$1,986	$256
Closed Block Business	243	845	794

Consolidated realized investment gains (losses), net	$(1,441)	$2,831	$1,050

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(140)	$(125)	$(361)
Equity securities	(54)	(120)	11
Commercial mortgage and other loans	92	89	35
Derivative instruments	(1,552)	2,095	601
Other	(30)	47	(30)

Total	$(1,684)	$1,986	$256

Related adjustments	(1,982)	517	(104)

Realized investment gains (losses), net, and related adjustments	(3,666)	2,503	152

Related charges	857	(1,656)	(179)

Realized investment gains (losses), net, and related charges and adjustments	$(2,809)	$847	$(27)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$103	$355	$117
Equity securities	78	265	174
Commercial mortgage and other loans	2	33	18
Derivative instruments	52	199	489
Other	8	(7)	(4)

Total	$243	$845	$794

2012 to 2011 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2012 were $1,684 million, compared to net realized investment gains of $1,986 million in 2011.

Net realized losses on fixed maturity securities were $140 million in 2012, compared to net realized losses of $125 million in 2011, as set forth in the following table:

	Year Ended December 31,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$375	$527
Private bond prepayment premiums	23	36

Total gross realized investment gains	398	563

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(263)	(431)
Gross losses on sales and maturities(1)	(247)	(250)
Credit related losses on sales	(28)	(7)

Total gross realized investment losses	(538)	(688)

Realized investment gains (losses), net—Fixed Maturity Securities	$(140)	$(125)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$128	$277

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities of $128 million in 2012 were primarily due to sales within our International Insurance, Retirement and Individual Annuities segments. Net trading gains on sales and maturities of fixed maturity securities of $277 million in 2011 were primarily due to sales within our Retirement and Individual Annuities segments. These gains also included $35 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both years were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See below for information regarding the other-than-temporary impairments of fixed maturity securities in 2012 and 2011.

Net realized losses on equity securities were $54 million in 2012, including other-than-temporary impairments of $104 million, partially offset by net trading gains on sales of equity securities of $50 million, which were primarily due to sales within our Corporate and Other operations. Net realized losses on equity securities were $120 million in 2011, including other-than-temporary impairments of $94 million and net trading losses on sales of equity securities of $26 million. Net trading losses in 2011 were primarily due to public equity sales within our International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2012 and 2011.

Net realized gains on commercial mortgage and other loans in 2012 were $92 million, primarily related to a net decrease in the loan loss reserves primarily driven by payoffs and quality rating upgrades. Net realized gains on commercial mortgage and other loans in 2011 were $89 million, primarily related to $32 million of mark-to-market gains on our interim loan portfolio, a net decrease of $30 million in the loan loss reserves primarily driven by quality rating upgrades, and $27 million of gains within our Asset Management business. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $1,552 million in 2012, compared to net realized gains of $2,095 million in 2011. The net derivative losses in 2012 primarily reflect net losses of $1,829 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also, contributing to the net derivative losses were net losses of $254 million on foreign currency forward contracts used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar, Australian dollar, euro, and British pound. Partially offsetting these losses were net gains of $121 million primarily representing risk fees earned on synthetic guaranteed investment contracts in our Retirement businesses which are accounted for as derivatives under U.S. GAAP, and net gains of $342 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, primarily in Japan due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative gains in 2011 primarily reflect net gains of $1,375 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also, contributing to the net derivative gains were net mark-to-market gains of $498 million on interest rate derivatives used to manage duration as interest rates declined, and net gains of $214 million on foreign currency forward contracts used in our Japan business to hedge portfolio assets primarily due to the strengthening of the Japanese yen against the U.S. dollar and Australian dollar. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were $30 million in 2012, which included other-than-temporary impairments of $74 million on real estate and joint ventures and partnership investments, partially offset by a $41 million gain related to the sale of a real estate investment. Net realized gains on other investments were $47 million in 2011, which primarily included a $64 million gain on the partial sale of a real estate seed investment, partially offset by $33 million of other other-than-temporary impairments on real estate, joint ventures and partnership investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2012 include net negative related adjustments of $1,982 million, compared to net positive related adjustments of $517 million for 2011. This unfavorable variance is primarily driven by the comparative impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Results for 2012 include net positive related charges of $857 million, primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net losses on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Results for 2011 include net negative related charges of $1,656 million, primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net gains on embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2012, we recorded other-than-temporary impairments of $441 million in earnings, compared to other-than-temporary impairments of $558 million recorded in earnings in 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$219	$314
Private fixed maturity securities	44	117
Total fixed maturity securities	263	431
Equity securities	104	94
Other invested assets(2)	74	33

Total	$441	$558

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$54	$54	$108
Due to other accounting guidelines(3)	2	153	155

Total	$56	$207	$263

	Year Ended December 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$106	$117	$223
Due to other accounting guidelines(3)	12	196	208

Total	$118	$313	$431

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

During 2012, we recorded other-than-temporary impairments of $144 million in earnings related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in 2012 were concentrated in the consumer non-cyclical, technology, and utility sectors of our corporate securities, and to a lesser extent within asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, as of year end are in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments will be recorded in earnings as they approach maturity. As of December 31, 2012, gross unrealized losses related to those securities maturing between January 1, 2013 and December 31, 2015 are $206 million. Absent a change in currency rates, impairments of approximately $45 million would be recorded in earnings in 2013 and approximately $45 million in 2014 on these securities. Fixed maturity other-than-temporary impairments in 2011 were concentrated in the utility, finance, and consumer non-cyclical sectors of our corporate securities, asset-backed securities collateralized by sub-prime mortgages, and Japanese commercial mortgage-backed securities. These other-than-temporary impairments were primarily related to securities with unrealized foreign currency translation losses that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in 2012 and 2011 were primarily in our Japanese insurance operations where the securities’ decline in value has been maintained for one year or greater or where we intend to sell the security.

Other invested assets other-than-temporary impairments in 2012 and 2011 were mainly driven by a decline in value on certain real estate, joint ventures and partnership investments.

For a further discussion of our policies regarding other-than-temporary impairments see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” and “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2012 were $243 million, compared to net realized investment gains of $845 million in 2011.

Net realized gains on fixed maturity securities were $103 million in 2012, compared to net realized gains of $355 million in 2011, as set forth in the following table:

	Year Ended December 31,
	2012	2011
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$243	$516
Private bond prepayment premiums	18	21

Total gross realized investment gains	261	537

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(74)	(104)
Gross losses on sales and maturities(1)	(56)	(75)
Credit related losses on sales	(28)	(3)

Total gross realized investment losses	(158)	(182)

Realized investment gains (losses), net—Fixed Maturity Securities	$103	$355

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$187	$441

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk and portfolio management objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities were $187 million in 2012 and $441 million in 2011, and both years included net realized losses on other-than-temporary impairments of $74 million in 2012 and $104 million in 2011 respectively. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2012 and 2011.

Net realized gains on equity securities were $78 million in 2012, which included net trading gains on sales of equity securities of $99 million, partially offset by other-than-temporary impairments of $21 million. Net realized gains on equity securities were $265 million in 2011, which included net trading gains on sales of equity securities of $283 million, partially offset by other-than-temporary impairments of $18 million. See below for additional information regarding the other-than-temporary impairments of equity securities in 2012 and 2011.

Net realized gains on commercial mortgage and other loans in 2012 were $2 million related to a net decrease in the loan loss reserve. Net realized gains on commercial mortgage and other loans in 2011 were $33 million, primarily related to a net decrease in the loan loss reserve of $42 million, partially offset by net realized losses on related foreclosures. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $52 million in 2012, compared to net realized gains of $199 million in 2011. Derivative gains in 2012 primarily reflect net gains of $80 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on “to be announced” (“TBA”) forward contracts as interest rates declined, partially offset by net losses of $16 million on credit default swaps as credit spreads tightened and net losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro and other currencies. The net derivative gains in 2011 primarily reflect net gains of $135 million on interest rate derivatives used to manage duration, and $53 million on TBA forward contracts as interest rates declined. Also, contributing to these gains are net derivative gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro. Partially offsetting these gains were net derivative losses of $11 million on embedded derivatives associated with certain externally-managed investments in the European market.

During 2012, we recorded other-than-temporary impairments of $99 million in earnings, compared to other-than-temporary impairments of $127 million recorded in earnings in 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$56	$90
Private fixed maturity securities	18	14

Total fixed maturity securities	74	104
Equity securities	21	18
Other invested assets(2)	4	5

Total	$99	$127

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$39	$33	$72
Due to other accounting guidelines(3)	1	1	2

Total	$40	$34	$74

	Year Ended December 31, 2011
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$61	$36	$97
Due to other accounting guidelines(3)	6	1	7

Total	$67	$37	$104

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments of $74 million in 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the utility and capital goods sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments of $104 million in 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the utility and consumer cyclical sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

For a further discussion of our policies regarding other-than-temporary impairments see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” and “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below.

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

Net trading gains on sales and maturities of fixed maturity securities of $277 million in 2011 were primarily due to sales within our Retirement and Individual Annuities segments. These gains also included $35 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Net trading gains on sales and maturities of fixed maturity securities of $207 million in 2010 were primarily due to sales within our Retirement and Individual Annuities segments. Sales of fixed maturity securities in our Individual Annuities segment in both years were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2011 and 2010.

Net realized losses on equity securities were $120 million in 2011, including other-than-temporary impairments of $94 million and net trading losses on sales of equity securities of $26 million. Net trading losses in 2011 were primarily due to public equity sales within our International Insurance operations. Net realized gains on equity securities were $11 million in 2010, including net trading gains on sales of equity securities of $89 million, partially offset by other-than-temporary impairments of $78 million. Net trading gains in 2010 were primarily due to private equity sales within our Corporate and Other business and sales within our International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2011 and 2010.

Net realized gains on commercial mortgage and other loans in 2011 were $89 million, primarily related to $32 million of mark-to-market gains on our interim loan portfolio, a net decrease of $30 million in the loan loss reserves primarily driven by quality rating upgrades, and $27 million of gains within our Asset Management business. Net realized gains on commercial mortgage and other loans in 2010 were $35 million and primarily related to a net decrease in the loan loss reserves of $103 million and mark-to-market net gains on our interim loan portfolio of $81 million. These net gains were partially offset by net realized losses of $149 million on loan modifications, payoffs, and foreclosures within our Asset Management business. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

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

Net realized gains on other investments were $47 million in 2011, which primarily included a $64 million gain on the partial sale of a real estate seed investment, partially offset by $33 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments. Net realized losses on other investments were $30 million in 2010, which reflected $30 million of other other-than-temporary impairments on joint ventures and partnerships and real estate investments.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2011 include net positive related adjustments of $517 million, driven by gains related to changes in foreign currency exchange rates on certain assets and liabilities for which we economically hedge the foreign currency exposure. Results for 2010 include net negative related adjustments of $104 million, primarily related to settlements of currency and interest rates derivatives.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income. Results for 2011 include net negative related charges of $1,656 million, primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net gains on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Results for 2010 include net negative related charges of $179 million, primarily driven by payments associated with the market value adjustment features related to certain variable annuity products we sell. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2011 we recorded other-than-temporary impairments of $558 million in earnings, compared to total other-than-temporary impairments of $672 million recorded in earnings in 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

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

During 2011, we recorded other-than-temporary impairments of $184 million in earnings related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in 2011 were concentrated in the utility, finance, and consumer non-cyclical sectors of our corporate securities, asset-backed securities collateralized by sub-prime mortgages, and Japanese commercial mortgage-backed securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Our Japanese insurance operations hold non-yen denominated investments which in some cases, due primarily to the strengthening of the yen against the U.S. dollar, as of year end are in an unrealized loss position. As the securities approach maturity and remain in an unrealized loss position, it becomes less likely that the exchange rates will recover and more likely that losses will be realized upon maturity. Accordingly, additional impairments will be recorded in earnings as they approach maturity. As of December 31, 2011, gross unrealized losses related to those securities maturing between January 1, 2012 and December 31, 2014 are $625 million. Absent a change in currency rates, impairments of approximately $191 million would be recorded in 2012. Fixed maturity other-than-temporary impairments in 2010 were concentrated in the finance, consumer cyclical, and communications sectors of our corporate securities, asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers, the impact of the rising forward LIBOR curve and the intent to sell securities. Additionally, other-than-temporary impairments were driven by Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, and foreign currency translation losses related to foreign denominated securities that are approaching maturity.

Equity security other-than-temporary impairments in 2011 and 2010 were primarily in our Japanese insurance operations where the securities’ decline in value has been was maintained for one year or greater or where we intend to sell the security.

For a further discussion of our policies regarding other-than-temporary impairments see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” and “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below.

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

Net trading gains on sales and maturities of fixed maturity securities were $441 million in 2011 and $263 million in 2010, which included net realized losses on other-than-temporary impairments of $104 million and $168 million respectively. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2011 and 2010.

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

Net realized gains on commercial mortgage and other loans in 2011 were $33 million, primarily related to a net decrease in the loan loss reserve of $42 million. Net realized gains on commercial mortgage and other loans in 2010 were $18 million, primarily related to a net decrease in the loan loss reserve of $22 million. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $199 million in 2011, compared to net realized gains of $489 million in 2010. Derivative gains in 2011 primarily reflect net gains of $135 million on interest rate derivatives used to manage duration as interest rates declined, and $53 million on TBA forward contracts as interest rates declined. Also, contributing to the net derivative gains were net realized gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro. Derivative gains in 2010 primarily reflect net mark-to-market gains of $404 million on interest rate derivatives used to manage the duration as interest rates declined and net derivative gains of $74 million on currency derivatives used to hedge foreign denominated investments. Also, contributing to the net derivative gains in 2010 were net realized gains of $17 million on embedded derivatives associated with certain externally-managed investments in the European market.

During 2011 we recorded other-than-temporary impairments of $127 million in earnings, compared to other-than-temporary impairments of $208 million recorded in earnings in 2010. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

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

Fixed maturity other-than-temporary impairments in 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the utility and consumer cyclical sectors of our corporate securities and were primarily driven by liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in 2010 were concentrated in asset-backed securities collateralized by sub-prime mortgages that reflect adverse financial conditions of the respective issuers as well as our intent to sell certain asset-backed securities collateralized by sub-prime mortgages.

Equity security other-than-temporary impairments in 2011 and 2010 were primarily due to circumstances where the decline in value was maintained for one year or greater.

For a further discussion of our policies regarding other-than-temporary impairments see “—General Account Investments—Fixed Maturity Securities—Other-Than-Temporary Impairments of Fixed Maturity Securities” and “—General Account Investments—Equity Securities—Other-Than-Temporary Impairments of Equity Securities” below.

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our trading and banking operations; (2) assets of our asset management operations, including assets managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

The general account portfolios are managed pursuant to the distinct objectives and investment policy statements of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

•	hedging the market risk characteristics of the major product liabilities and other obligations of the Company;

•	optimizing investment income yield within risk constraints over time; and

•

for certain portfolios, optimizing total return, including both investment income yield and capital appreciation, within risk constraints over time, while managing the market risk exposures associated with the corresponding product liabilities.

We pursue our objective to optimize investment income yield for the Financial Services Businesses over time through: (1) the investment of net operating cash flow, including new product premium inflows, and proceeds from investment sales, repayments and prepayments, into investments with attractive risk-adjusted yields, and (2) where appropriate, the sale of lower yielding investments, either to meet various cash flow needs or to manage the portfolio’s risk exposure profile with respect to duration, credit, currency and other risk factors, while considering the impact on taxes and capital.

The primary investment objectives of the Closed Block Business include:

•	providing for the reasonable dividend expectations of the participating policyholders within the Closed Block Business and the Class B shareholders; and

•

optimizing total return, including both investment income yield and capital appreciation, within risk constraints, while managing the market risk exposures associated with the major products in the Closed Block Business.

Our portfolio management approach, while emphasizing our investment income yield and asset/liability risk management objectives, also takes into account the capital and tax implications of portfolio activity, our assertions regarding our ability and intent to hold equity securities to recovery, and our lack of any intention or requirement to sell debt securities before anticipated recovery. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—Other-than-Temporary Impairments of Fixed Maturity Securities” and “—Equity Securities—Other-than-Temporary Impairments of Equity Securities,” below.

Management of Investments

The Investment Committee of our Board of Directors oversees our proprietary investments, including our general account portfolios. It also regularly reviews performance and risk positions. Our Chief Investment Officer Organization (“CIO Organization”) works with our Risk Management group to develop the investment policies for the general account portfolios of our domestic and international insurance subsidiaries, and directs and oversees management of the general account portfolios within risk limits and exposure ranges approved annually by the Investment Committee.

The CIO Organization, including related functions within our insurance subsidiaries, works closely with product actuaries and Risk Management to understand the characteristics of our products and their associated market risk exposures. This information is incorporated into the development of target asset portfolios that hedge market risk exposures associated with the liability characteristics and establish investment risk exposures, within tolerances proscribed by Prudential’s investment risk limits, on which we expect to earn an attractive risk-adjusted return. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Market risk exposures associated with the liabilities include interest rate risk which is addressed through the duration characteristics of the target asset mix, and currency risk which is addressed by the currency profile of the target asset mix. In certain of our smaller markets, outside of the U.S. and Japan, capital markets limitations hinder our ability to hedge interest rate exposure to the same extent we do for our U.S. and Japan businesses and lead us to accept a higher degree of interest rate risk in these smaller portfolios. General account portfolios typically include allocations to credit and other investment risks as a means to enhance investment yields and returns over time.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2012, the average duration of our general account investment portfolios attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 5 and 6 years. As of December 31, 2012, the average duration of our general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, is approximately 10 years, which represents a blend of yen-denominated and U.S. and Australian dollar-denominated investments, which have distinct average durations. Our asset/liability management process has enabled us to successfully manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities, and commercial mortgage loans. In addition, we hold small allocations to alternative assets and other equities.

We manage our public fixed maturity portfolio to a risk profile directed or overseen by the CIO Organization and Risk Management groups and to a profile that also reflects the local market environments impacting both our domestic and international insurance portfolios. The return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

We use privately-placed corporate debt securities and commercial mortgage loans, which consist of well-underwritten mortgages on diversified properties in terms of geography, property type and borrowers, to enhance the yield on our portfolio and to improve the overall diversification of the portfolios. Private placements typically offer enhanced yields due to an illiquidity premium and generally offer enhanced credit protection in the form of covenants. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

Derivative strategies are employed in the context of our risk management framework to enhance our ability to manage interest rate and currency risk exposures of the asset portfolio relative to the liabilities and to manage credit and equity positions in the investment portfolios. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk” below.

Our portfolio asset allocation reflects our emphasis on diversification across asset classes, sectors, and issuers. The CIO Organization, directly and through related functions within the insurance subsidiaries, implements portfolio strategies primarily through various asset management units within Prudential’s Asset Management segment. Activities of the Asset Management segment on behalf of the general account portfolios are directed and overseen by the CIO Organization and monitored by Risk Management for compliance with investment risk limits.

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

In the fourth quarter of 2012, our Retirement segment completed two significant pension risk transfer transactions, in which we issued non-participating group annuity contracts to two unaffiliated pension plan sponsors, and assumed responsibility for certain pension benefit obligations for participants covered by the agreements. In return for assuming these obligations, we received approximately $33 billion of in-kind assets, consisting of approximately $31 billion of fixed maturity securities and approximately $2 billion of private equity partnership assets. The addition of these assets to our portfolio increased our investments in fixed maturity securities and other long-term investments by approximately 11%, and 30%, respectively. For additional information on these transactions, see “—Executive Summary—Current Developments” above.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	December 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$225,306	$28,790	$254,096	63.7%
Public, held-to-maturity, at amortized cost	3,116	0	3,116	0.8
Private, available-for-sale, at fair value	29,246	17,629	46,875	11.7
Private, held-to-maturity, at amortized cost	1,152	0	1,152	0.3
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	5.2
Other trading account assets, at fair value	1,426	275	1,701	0.4
Equity securities, available-for-sale, at fair value	5,031	3,225	8,256	2.1
Commercial mortgage and other loans, at book value	26,623	9,608	36,231	9.1
Policy loans, at outstanding balance	6,455	5,120	11,575	2.9
Other long-term investments(1)	6,665	2,012	8,677	2.2
Short-term investments	5,124	1,261	6,385	1.6

Total general account investments	330,734	67,920	398,654	100.0%

Invested assets of other entities and operations(2)	6,928	0	6,928

Total investments	$337,662	$67,920	$405,582

	December 31, 2011
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$179,086	$30,211	$209,297	60.6%
Public, held-to-maturity, at amortized cost	3,743	0	3,743	1.1
Private, available-for-sale, at fair value	26,938	16,305	43,243	12.5
Private, held-to-maturity, at amortized cost	1,364	0	1,364	0.4
Trading account assets supporting insurance liabilities, at fair value	19,481	0	19,481	5.6
Other trading account assets, at fair value	2,104	317	2,421	0.7
Equity securities, available-for-sale, at fair value	4,401	3,122	7,523	2.2
Commercial mortgage and other loans, at book value	25,073	9,040	34,113	9.9
Policy loans, at outstanding balance	6,263	5,296	11,559	3.3
Other long-term investments(1)	4,481	1,990	6,471	1.9
Short-term investments	5,609	528	6,137	1.8

Total general account investments	278,543	66,809	345,352	100.0%

Invested assets of other entities and operations(2)	10,895	0	10,895

Total investments	$289,438	$66,809	$356,247

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our trading, banking, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2012 was primarily due to the pension risk transfer transactions as discussed above, portfolio growth as a result of reinvestment of net investment income and net operating inflows, and a net increase in fair value driven by a decrease in interest rates. The general account investments attributable to the Closed Block Business also increased in 2012, primarily due to portfolio growth as a result of reinvestment of net investment income and a net increase in fair value driven by a decrease in interest rates, partially offset by net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 46% and 50% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2012 and December 31, 2011, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31,
	2012	2011
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$124,710	$111,857
Public, held-to-maturity, at amortized cost	3,116	3,743
Private, available-for-sale, at fair value	6,252	5,020
Private, held-to-maturity, at amortized cost	1,152	1,364
Trading account assets supporting insurance liabilities, at fair value	1,838	1,732
Other trading account assets, at fair value	1,195	1,496
Equity securities, available-for-sale, at fair value	2,126	1,932
Commercial mortgage and other loans, at book value	6,156	5,672
Policy loans, at outstanding balance	2,665	2,873
Other long-term investments(1)	2,215	2,892
Short-term investments	318	719

Total Japanese general account investments(2)	$151,743	$139,300

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

The increase in general account investments related to our Japanese insurance operations in 2012 was primarily attributable to portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value primarily driven by declining interest rates, partially offset by the weakening of the yen against the U.S. dollar.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of December 31, 2012, our Japanese insurance operations had $44.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $31.6 billion that support liabilities denominated in U.S. dollars. As of December 31, 2011, our Japanese insurance operations had $38.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $25.9 billion that support liabilities denominated in U.S. dollars. The $6.0 billion increase of U.S. dollar investments from December 31, 2011 is primarily driven by portfolio growth as a result of business inflows and an increase in fair value driven by a decrease in interest rates.

Our Japanese insurance operations had $8.6 billion and $6.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2012 and December 31, 2011, respectively. The $2.2 billion increase of Australian dollar investments from December 31, 2011 is primarily driven by portfolio growth as a result of business inflows and an increase in fair value driven by a decrease in interest rates.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division,” above.

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

The following table sets forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to the Financial Services Businesses, as of December 31, 2012.

Eurozone Gross Direct Exposure—Financial Services Businesses

	December 31, 2012
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$345	$656	$2,363	$3,364	$385	$634	$2,594	$3,613
Netherlands	25	744	2,668	3,437	26	802	2,822	3,650
Germany	639	281	903	1,823	727	303	951	1,981
Luxembourg	0	398	949	1,347	0	422	1,008	1,430
Other non-peripheral(1)	132	123	545	800	139	123	579	841

Total non-peripheral exposure	1,141	2,202	7,428	10,771	1,277	2,284	7,954	11,515
Peripheral countries:
Italy(2)	534	28	234	796	564	31	233	828
Ireland	0	120	467	587	0	127	495	622
Spain	31	15	115	161	32	15	110	157
Other peripheral(3)	0	0	0	0	0	0	0	0

Total peripheral exposure	565	163	816	1,544	596	173	838	1,607
International agencies(4)	436	117	1,538	2,091	450	119	1,735	2,304

Total exposure(5)	$2,142	$2,482	$9,782	$14,406	$2,323	$2,576	$10,527	$15,426

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	Of the $14,406 million of amortized cost represented above, 87% is related to fixed maturities, 8% is related to trading account assets supporting insurance liabilities, and the remaining 5% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Our gross direct exposure to the Eurozone region attributable to the Closed Block Business was $4,241 million of amortized cost (fair value, $4,688 million), as of December 31, 2012, of which $3,659 million (fair value, $4,068 million) represented non-peripheral exposure and $582 million (fair value, $620 million) represented peripheral exposure. Approximately 12% and 13% of the non-peripheral and peripheral exposure, respectively, was related to financial institutions, and less than 1% of each of the non-peripheral and peripheral exposures was related to sovereigns. Of the $4,241 million of amortized cost represented above, 94% was related to fixed maturities, and the remaining 6% was related to all other asset types.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Year Ended December 31, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.72%	$7,645	5.52%	$2,143	3.64%	$9,788
Trading account assets supporting insurance liabilities	3.98	778	0.00	0	3.98	778
Equity securities	6.14	249	3.34	84	5.07	333
Commercial mortgage and other loans	5.48	1,375	6.38	589	5.72	1,964
Policy loans	4.73	293	6.03	304	5.31	597
Short-term investments and cash equivalents	0.23	33	1.24	7	0.24	40
Other investments	4.04	268	8.31	183	5.12	451

Gross investment income before investment expenses	3.79	10,641	5.68	3,310	4.12	13,951
Investment expenses	(0.12)	(273)	(0.27)	(157)	(0.15)	(430)

Investment income after investment expenses	3.67%	10,368	5.41%	3,153	3.97%	13,521

Investment results of other entities and operations(2)		140		0		140

Total investment income		$10,508		$3,153		$13,661

	Year Ended December 31, 2011
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)(3)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	3.91%	$7,063	5.67%	$2,232	4.22%	$9,295
Trading account assets supporting insurance liabilities	4.23	776	0.00	0	4.23	776
Equity securities	6.01	240	2.75	75	4.68	315
Commercial mortgage and other loans	5.64	1,295	6.47	553	5.86	1,848
Policy loans	4.75	277	6.22	322	5.44	599
Short-term investments and cash equivalents	0.39	49	0.73	4	0.40	53
Other investments	3.77	243	8.81	174	4.97	417

Gross investment income before investment expenses	3.96	9,943	5.77	3,360	4.30	13,303
Investment expenses	(0.12)	(230)	(0.25)	(146)	(0.14)	(376)

Investment income after investment expenses	3.84%	9,713	5.52%	3,214	4.16%	12,927

Investment results of other entities and operations(2)		197		0		197

Total investment income		$9,910		$3,214		$13,124

	Year Ended December 31, 2010
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.33%	$5,927	5.91%	$2,326	4.69%	$8,253
Trading account assets supporting insurance liabilities	4.51	750	0.00	0	4.51	750
Equity securities	6.33	212	2.70	74	4.70	286
Commercial mortgage and other loans	6.01	1,256	6.61	536	6.18	1,792
Policy loans	5.00	243	6.38	334	5.71	577
Short-term investments and cash equivalents	0.32	40	0.52	5	0.33	45
Other investments	4.65	191	6.66	115	5.24	306

Gross investment income before investment expenses	4.34	8,619	5.88	3,390	4.69	12,009
Investment expenses	(0.13)	(208)	(0.24)	(143)	(0.15)	(351)

Investment income after investment expenses	4.21%	8,411	5.64%	3,247	4.54%	11,658

Investment results of other entities and operations(2)		209		0		209

Total investment income		$8,620		$3,247		$11,867

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our trading, banking, and asset management operations.
(3)	Yields for the year ended December 31, 2011 are weighted for ten months of income and assets related to the Star and Edison Businesses.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’s portfolio for 2012, compared to 2011, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The decrease in net investment income yield attributable to the Closed Block Business for 2011, compared to 2010, was primarily due to lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Year Ended December 31,
	2012		2011		2010
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.09%	$4,328	5.44%	$4,219	5.57%	$4,194
Trading account assets supporting insurance liabilities	4.18	742	4.45	742	4.73	724
Equity securities	8.70	184	9.04	167	9.29	168
Commercial mortgage and other loans	5.87	1,138	6.06	1,083	6.32	1,081
Policy loans	5.62	194	5.81	187	5.72	171
Short-term investments and cash equivalents	0.25	28	0.28	26	0.33	36
Other investments	3.13	87	3.86	80	3.04	59

Gross investment income before investment expenses	4.76	6,701	5.06	6,504	5.16	6,433
Investment expenses	(0.11)	(89)	(0.10)	(71)	(0.12)	(96)

Investment income after investment expenses	4.65%	6,612	4.96%	6,433	5.04%	6,337

Investment results of other entities and operations(2)		140		197		209

Total investment income		$6,752		$6,630		$6,546

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our trading, banking, and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2012, compared to 2011, was primarily the result of lower interest rates on floating rate investments due to rate resets, lower fixed maturity reinvestment rates, and the addition of assets from the pension risk transfer transactions at current market yields.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2011, compared to 2010, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates, partially offset by higher income from our joint ventures and limited partnerships, driven by appreciation and gains on the underlying assets.

The following tables set forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Year Ended December 31,
	2012		2011		2010
	Yield(1)	Amount	Yield(1)(2)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.75%	$3,317	2.75%	$2,844	2.82%	$1,733
Trading account assets supporting insurance liabilities	2.04	36	2.02	34	1.95	26
Equity securities	3.36	65	3.42	73	2.84	44
Commercial mortgage and other loans	4.15	237	4.16	212	4.63	175
Policy loans	3.60	99	3.44	90	3.85	72
Short-term investments and cash equivalents	0.16	5	0.68	23	0.22	4
Other investments	4.71	181	3.72	163	6.06	132

Gross investment income before investment expenses	2.82	3,940	2.81	3,439	2.96	2,186
Investment expenses	(0.13)	(184)	(0.13)	(159)	(0.14)	(112)

Total investment income	2.69%	$3,756	2.68%	$3,280	2.82%	$2,074

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields for the year ended December 31, 2011 are weighted for ten months of income and assets related to the Star and Edison Businesses.

The increase in net investment income yield on the Japanese insurance portfolio for 2012, compared to 2011, is primarily attributable to more favorable results from alternative investments and asset growth supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

The decrease in net investment income yield on the Japanese insurance portfolio for 2011, compared to 2010, is primarily attributable to lower fixed maturity reinvestment rates in both the U.S. and Japan, and the impact of the Star and Edison portfolios.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2012 and 2011, was approximately $29.4 billion and $24.2 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the years ended December 31, 2012 and 2011, was approximately $7.0 billion and $4.8 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations see, “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2012.

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2013	$9,622	4.0%	$2,226	5.4%
Maturing in 2014	10,140	4.2	1,306	3.2
Maturing in 2015	9,835	4.1	1,477	3.6
Maturing in 2016	9,985	4.1	1,421	3.5
Maturing in 2017	12,513	5.2	1,578	3.8
Maturing in 2018	10,984	4.6	1,993	4.8
Maturing in 2019	11,906	4.9	1,577	3.8
Maturing in 2020	10,875	4.5	1,429	3.5
Maturing in 2021	11,028	4.6	1,950	4.7
Maturing in 2022	10,276	4.3	1,776	4.3
Maturing in 2023	4,226	1.8	1,245	3.0
Maturing in 2024 and beyond	105,085	43.7	13,018	31.7

Total corporate & government securities	216,475	90.0	30,996	75.3
Asset-backed securities	8,209	3.4	4,592	11.2
Commercial mortgage-backed securities	7,413	3.1	4,029	9.8
Residential mortgage-backed securities	8,360	3.5	1,520	3.7

Total fixed maturities	$240,457	100.0%	$41,137	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	December 31, 2012				December 31, 2011(7)
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,772	$1,279	$285	$22,766	$18,336	$653	$775	$18,214
Consumer non-cyclical	21,727	1,898	269	23,356	16,064	1,501	373	17,192
Utility	17,993	1,601	344	19,250	13,350	1,188	569	13,969
Capital goods	10,251	896	144	11,003	6,795	561	207	7,149
Consumer cyclical	9,927	756	147	10,536	7,173	507	228	7,452
Foreign agencies	5,706	732	8	6,430	5,371	191	141	5,421
Energy	7,923	745	83	8,585	5,582	548	98	6,032
Communications	7,552	610	119	8,043	5,350	401	224	5,527
Basic industry	6,215	416	69	6,562	4,429	299	112	4,616
Transportation	5,288	478	43	5,723	5,094	370	78	5,386
Technology	4,656	279	77	4,858	3,468	230	95	3,603
Industrial other	2,261	196	3	2,454	3,027	248	22	3,253

Total corporate securities	121,271	9,886	1,591	129,566	94,039	6,697	2,922	97,814
Foreign government(3)	82,376	6,782	65	89,093	73,418	4,749	165	78,002
Residential mortgage-backed	8,360	435	30	8,765	7,569	425	59	7,935
Asset-backed securities(4)	8,209	202	407	8,004	8,319	150	988	7,481
Commercial mortgage-backed	7,413	595	14	7,994	8,197	573	104	8,666
U.S. Government	10,525	2,474	34	12,965	7,592	1,920	17	9,495
State & Municipal(5)	2,303	378	5	2,676	1,751	235	1	1,985

Total(6)	$240,457	$20,752	$2,146	$259,063	$200,885	$14,749	$4,256	$211,378

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, compared to $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011 on securities classified as held-to-maturity.
(3)	As of December 31, 2012 and 2011, based on amortized cost, 82% and 84%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% and 6%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.
(7)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2011 to December 31, 2012, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	December 31, 2012				December 31, 2011(5)
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,773	$862	$12	$5,623	$4,440	$771	$38	$5,173
Consumer non-cyclical	4,419	750	5	5,164	4,757	761	11	5,507
Finance	3,728	442	17	4,153	3,968	259	82	4,145
Consumer cyclical	3,003	477	10	3,470	2,782	390	20	3,152
Capital goods	2,523	376	1	2,898	1,800	251	7	2,044
Energy	1,879	305	0	2,184	1,813	260	4	2,069
Communications	1,513	268	4	1,777	1,793	208	24	1,977
Basic industry	1,324	186	3	1,507	1,184	134	10	1,308
Transportation	1,386	186	4	1,568	1,338	153	13	1,478
Industrial other	1,074	110	2	1,182	1,648	165	4	1,809
Technology	626	103	7	722	764	93	15	842
Foreign agencies	355	68	0	423	358	45	3	400

Total corporate securities	26,603	4,133	65	30,671	26,645	3,490	231	29,904
Asset-backed securities(2)	4,592	71	320	4,343	4,935	56	819	4,172
Commercial mortgage-backed	4,029	179	2	4,206	3,559	158	2	3,715
U.S. Government	3,401	966	0	4,367	4,615	951	0	5,566
Residential mortgage-backed	1,520	97	3	1,614	1,880	125	19	1,986
Foreign government(3)	345	103	2	446	349	75	4	420
State & Municipal	647	126	1	772	657	96	0	753

Total(4)	$41,137	$5,675	$393	$46,419	$42,640	$4,951	$1,075	$46,516

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of December 31, 2012 and 2011, based on amortized cost, no individual foreign country represented more than 13% and 8%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.
(5)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2011 to December 31, 2012, was primarily due to a net decrease in interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation. The deterioration of the U.S. housing market and higher unemployment levels over the past several years, coupled with relaxed underwriting standards for some originators of sub-prime mortgages through 2007, have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. This has resulted in increased attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, significant delays in foreclosure proceedings have resulted in increased servicing costs which negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are pursuing legal and other actions with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2012
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2011
				(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	0	0	429	430	497
2006	5	0	49	49	725	828	1,019
2005	0	3	8	17	265	293	343
2004 & Prior	0	24	34	50	583	691	775

Total collateralized by sub-prime mortgages(1)	6	27	91	116	2,002	2,242	2,634

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	108	0	108	452
Collateralized by auto loans	693	0	0	0	1	694	841
Collateralized by credit cards	500	5	48	142	0	695	761
Collateralized by non-sub-prime mortgages	1,344	63	7	22	8	1,444	1,707
Other asset-backed securities(2)	1,479	1,270	113	23	141	3,026	1,924

Total asset-backed securities(3)	$4,022	$1,365	$259	$411	$2,152	$8,209	$8,319

(1)	Included within the $2.2 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2012, are $30 million of securities collateralized by second-lien exposures.
(2)	As of December 31, 2012, includes collateralized loan obligations with amortized cost of $1,858 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2012
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2011
				(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	0	0	0	338	339	283
2006	4	0	42	41	611	698	664
2005	0	3	7	17	224	251	238
2004 & Prior	0	22	33	45	494	594	546

Total collateralized by sub-prime mortgages	5	25	82	103	1,667	1,882	1,731

Other asset-backed securities:
Externally-managed investments in the European market	0	0	0	126	0	126	471
Collateralized by auto loans	700	0	0	1	1	702	842
Collateralized by credit cards	521	5	48	140	0	714	783
Collateralized by non-sub-prime mortgages	1,424	64	7	21	8	1,524	1,776
Other asset-backed securities(1)	1,487	1,276	116	24	153	3,056	1,878

Total asset-backed securities(2)	$4,137	$1,370	$253	$415	$1,829	$8,004	$7,481

(1)	As of December 31, 2012, includes collateralized loan obligations with fair value of $1,871 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by education loans, aircraft, franchises, equipment leases, and timeshares.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2012, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.634 billion as of December 31, 2011, to $2.242 billion as of December 31, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $390 million as of December 31, 2012, and $906 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of December 31, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2012, based on amortized cost, approximately 57% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 39% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.242 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2012 were $405 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2012
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2011
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	5	1	19	298	324	431
2006	8	83	3	0	617	711	994
2005	8	33	63	19	110	233	296
2004 & Prior	0	5	11	21	466	503	569

Total collateralized by sub-prime mortgages(1)	17	126	78	59	1,491	1,771	2,290

Other asset-backed securities:
Collateralized by credit cards	299	5	0	144	2	450	659
Collateralized by auto loans	892	0	0	0	0	892	739
Externally-managed investments in the European market	0	0	0	206	0	206	199
Collateralized by education loans	18	432	0	0	0	450	485
Other asset-backed securities(2)	449	291	59	1	23	823	563

Total asset-backed securities(3)	$1,675	$854	$137	$410	$1,516	$4,592	$4,935

(1)	Included within the $1.8 billion of asset-backed securities collateralized by sub-prime mortgages as of December 31, 2012, are $2 million of securities collateralized by second-lien exposures.
(2)	As of December 31, 2012, includes collateralized loan obligations with amortized cost of $599 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	December 31, 2012
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2011
	(in millions)
Collateralized by sub-prime mortgages:
2012—2008	$0	$0	$0	$0	$0	$0	$0
2007	1	5	1	18	244	269	267
2006	7	80	3	0	453	543	597
2005	8	32	59	19	87	205	216
2004 & Prior	0	4	11	19	408	442	421

Total collateralized by sub-prime mortgages	16	121	74	56	1,192	1,459	1,501

Other asset-backed securities:
Collateralized by credit cards	303	5	0	144	2	454	669
Collateralized by auto loans	896	0	0	0	0	896	739
Externally-managed investments in the European market	0	0	0	239	0	239	233
Collateralized by education loans	18	435	0	0	0	453	474
Other asset-backed securities(1)	453	296	61	1	31	842	556

Total asset-backed securities(2)	$1,686	$857	$135	$440	$1,225	$4,343	$4,172

(1)	As of December 31, 2012, includes collateralized loan obligations with fair value of $605 million, with none secured by sub-prime mortgages. Also includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing, and timeshares.
(2)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $2.290 billion as of December 31, 2011, to $1.771 billion as of December 31, 2012, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $315 million as of December 31, 2012, and $789 million as of December 31, 2011. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 32% as of December 31, 2012. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2012, based on amortized cost, approximately 67% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 46% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.771 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2012, were $348 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,183	97.9%	$1,364	89.7%
Collateralized mortgage obligations(2)(3)	177	2.1	156	10.3

Total residential mortgage-backed securities	$8,360	100.0%	$1,520	100.0%

Portion rated AA or higher(4)	$8,247	98.7%	$1,364	89.7%

	December 31, 2011
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,339	97.0%	$1,664	88.5%
Collateralized mortgage obligations(2)(3)	230	3.0	216	11.5

Total residential mortgage-backed securities	$7,569	100.0%	$1,880	100.0%

Portion rated AA or higher(4)	$7,489	99.0%	$1,664	88.5%

(1)	As of December 31, 2012, of these securities, for the Financial Services Businesses, $6.359 billion are supported by U.S. government and $1.824 billion are supported by foreign governments. As of December 31, 2011, of these securities, for the Financial Services Businesses, $5.408 billion were supported by the U.S. government and $1.931 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both December 31, 2012 and 2011.
(2)	Includes alternative residential mortgage loans of $36 million and $38 million in the Financial Services Businesses, and $76 million and $93 million in the Closed Block Business, as of December 31, 2012 and 2011, respectively.
(3)	As of December 31, 2012, of these collateralized mortgage obligations, for the Financial Services Businesses, 57% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 38% have below investment grade ratings, and as of December 31, 2011, 68% have credit ratings of A or above, 7% have BBB credit ratings and the remaining 25% have below investment grade ratings. As of December 31, 2012, for the Closed Block Business, 13% have BBB credit ratings, and 87% have below investment grade ratings and, as of December 31, 2011, 16% have A credit ratings or above, 34% have BBB credit ratings, and 50% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession; however, market fundamentals appear to have bottomed and have shown signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive, and prices of commercial real estate have stabilized. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market has slowed and refinancing activity has increased, reflecting the improvement in these fundamentals. The loans included in new issues seem to reflect better underwriting and lower levels of leverage compared to 2007.

Although there are positive signs in commercial real estate, there are still some significant challenges for this market, including numerous future loan workouts, a large wave of refinancings for over-leveraged properties and numerous legislative changes. To ensure our investment objectives and asset strategies are maintained, we consider these market factors in making our investment decisions on commercial mortgage-backed securities.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2012
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2011
	(in millions)
2012—2008	$298	$248	$0	$3	$17	$566	$418
2007	1,148	35	12	0	1	1,196	1,887
2006	2,676	101	0	4	0	2,781	2,955
2005	2,036	67	10	0	0	2,113	1,804
2004 & Prior	605	103	30	12	7	757	1,133

Total commercial mortgage-backed securities(2)(3)(4)	$6,763	$554	$52	$19	$25	$7,413	$8,197

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2012, are downgraded super senior securities with amortized cost of $134 million in AA, $42 million in A and $3 million in BBB.
(4)	Included in the table above, as of December 31, 2012, are agency commercial mortgage-backed securities with amortized cost of $283 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2012
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2011
	(in millions)
2012—2008	$306	$283	$0	$4	$16	$609	$447
2007	1,202	39	12	0	22	1,275	1,958
2006	2,943	114	0	5	0	3,062	3,214
2005	2,179	72	10	0	0	2,261	1,930
2004 & Prior	633	105	31	11	7	787	1,117

Total commercial mortgage-backed securities(2)(3)	$7,263	$613	$53	$20	$45	$7,994	$8,666

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2012, are agency commercial mortgage-backed securities with fair value of $322 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $12 million in AAA, $4 million in BBB and $18 million in BB and below as of December 31, 2012, and $13 million in AAA, $4 million in A, $17 million in BBB and $13 million in BB and below as of December 31, 2011.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $674 million in AAA, $116 million in AA, $40 million in A and $9 million in BBB as of December 31, 2012, and $875 million in AAA, $190 million in AA, $125 million in A, and $5 million in BBB as of December 31, 2011.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	December 31, 2012
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2012—2008	$298	$0	$0	$0	$0	$0	$0	$298
2007	1,148	0	0	0	0	0	0	1,148
2006	1,285	1,379	0	0	0	0	12	2,676
2005	320	1,705	0	5	0	5	1	2,036
2004 & Prior	21	196	0	52	237	99	0	605

Total	$3,072	$3,280	$0	$57	$237	$104	$13	$6,763

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2012
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2011
	(in millions)
2012—2008	$321	$526	$0	$0	$0	$847	$61
2007	506	42	0	0	4	552	831
2006	1,170	131	0	0	0	1,301	933
2005	1,066	25	0	0	0	1,091	1,307
2004 & Prior	203	27	0	5	3	238	427

Total commercial mortgage-backed securities(2)(3)	$3,266	$751	$0	$5	$7	$4,029	$3,559

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2012, are downgraded super senior securities with amortized cost of $156 million in AA.
(3)	Included in the table above, as of December 31, 2012, are agency commercial mortgage-backed securities with amortized cost of $568 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	December 31, 2012
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2011
	(in millions)
2012—2008	$330	$539	$0	$0	$0	$869	$66
2007	521	45	0	0	13	579	860
2006	1,235	140	0	0	0	1,375	986
2005	1,113	28	0	0	0	1,141	1,365
2004 & Prior	207	27	0	5	3	242	438

Total commercial mortgage-backed securities(2)	$3,406	$779	$0	$5	$16	$4,206	$3,715

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2012, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2012, are agency commercial mortgage-backed securities with fair value of $584 million, all rated AA.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	December 31, 2012
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2012—2008	$321	$0	$0	$0	$0	$0	$0	$321
2007	506	0	0	0	0	0	0	506
2006	479	688	0	0	0	0	3	1,170
2005	542	524	0	0	0	0	0	1,066
2004 & Prior	39	14	0	0	125	25	0	203

Total	$1,887	$1,226	$0	$0	$125	$25	$3	$3,266

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

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$189,129	$16,564	$1,037	$204,656	$158,718	$11,873	$1,840	$168,751
2	42,424	3,688	656	45,456	32,864	2,571	1,159	34,276

Subtotal High or Highest Quality Securities(5)	231,553	20,252	1,693	250,112	191,582	14,444	2,999	203,027
3	6,086	301	233	6,154	5,978	200	617	5,561
4	1,982	133	129	1,986	2,043	48	316	1,775
5	650	27	74	603	933	11	216	728
6	186	39	17	208	349	46	108	287

Subtotal Other Securities(6)(7)	8,904	500	453	8,951	9,303	305	1,257	8,351

Total Fixed Maturities	$240,457	$20,752	$2,146	$259,063	$200,885	$14,749	$4,256	$211,378

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2012 and 2011, 104 securities with amortized cost of $793 million (fair value, $847 million) and 110 securities with amortized cost of $817 million (fair value, $852 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $310 million of gross unrealized gains and $67 million gross unrealized losses as of December 31, 2012, compared to $345 million of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2011, on securities classified as held-to-maturity.
(4)	As of December 31, 2012, includes gross unrealized losses of $401 million on public fixed maturities and $52 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2011, includes gross unrealized losses of $1,149 million on public fixed maturities and $108 million on private fixed maturities considered to be other than high or highest quality.
(5)	On an amortized cost basis, as of December 31, 2012, includes $206,966 million of public fixed maturities and $24,587 million of private fixed maturities and, as of December 31, 2011, includes $168,717 million of public fixed maturities and $22,865 million of private fixed maturities.
(6)	On an amortized cost basis, as of December 31, 2012, includes $5,416 million of public fixed maturities and $3,488 million of private fixed maturities and, as of December 31, 2011, includes $5,436 million of public fixed maturities and $3,867 million of private fixed maturities.
(7)	On an amortized cost basis, as of December 31, 2012, securities considered below investment grade based on lowest of external rating agency ratings, totaled $11.0 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2012				December 31, 2011
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,197	$3,353	$114	$26,436	$24,749	$3,084	$381	$27,452
2	14,581	2,091	58	16,614	13,499	1,698	150	15,047

Subtotal High or Highest Quality Securities(3)	37,778	5,444	172	43,050	38,248	4,782	531	42,499
3	1,989	156	94	2,051	2,164	125	92	2,197
4	1,015	35	92	958	1,426	25	261	1,190
5	271	13	34	250	584	6	174	416
6	84	27	1	110	218	13	17	214

Subtotal Other Securities(4)(5)	3,359	231	221	3,369	4,392	169	544	4,017

Total Fixed Maturities	$41,137	$5,675	$393	$46,419	$42,640	$4,951	$1,075	$46,516

(1)	Includes, as of December 31, 2012 and 2011, 51 securities with amortized cost of $885 million (fair value, $941 million) and 67 securities with amortized cost of $937 million (fair value, $981 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of December 31, 2012, includes gross unrealized losses of $207 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2011, includes gross unrealized losses of $497 million on public fixed maturities and $47 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of December 31, 2012, includes $23,884 million of public fixed maturities and $13,894 million of private fixed maturities and, as of December 31, 2011, includes $25,736 million of public fixed maturities and $12,512 million of private fixed maturities.
(4)	On an amortized cost basis, as of December 31, 2012, includes $1,603 million of public fixed maturities and $1,756 million of private fixed maturities and, as of December 31, 2011, includes $2,346 million of public fixed maturities and $2,046 million of private fixed maturities.
(5)	On an amortized cost basis, as of December 31, 2012, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.4 billion, or 11% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we sell credit protection on an identified name or a broad-based index, and in return receive a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name’s (or an index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed.

The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $3 million and $6 million for the years ended December 31, 2012 and 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As of December 31, 2012 and 2011, the Financial Services Businesses had $1,065 million and $770 million of outstanding notional amounts, respectively, each reported at fair value as an asset of $2 million, where we have sold credit protection through credit derivatives. These amounts exclude a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 21 to the Consolidated Financial Statements for additional information regarding these derivatives.

As of December 31, 2012 and 2011, the Closed Block Business had $5 million and $50 million of outstanding notional amounts, respectively, each reported at fair value as an asset of less than $1 million of exposure where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of December 31, 2012 and 2011, the Financial Services Businesses had $1,370 million and $1,598 million of outstanding notional amounts, reported at fair value as a liability of $27 million and an asset of $2 million, respectively. As of December 31, 2012 and 2011, the Closed Block Business had $309 million and $381 million of outstanding notional amounts, reported at fair value as a liability of $8 million and an asset of less than $1 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $38 million and $43 million for the years ended December 31, 2012 and 2011, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $253 million and $431 million for the years ended December 31, 2012 and 2011, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the years ended December 31, 2012 and 2011, were $56 million and $118 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $74 million and $104 million for the years ended December 31, 2012 and 2011, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2012 and 2011, were $40 million and $67 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	December 31, 2012		December 31, 2011(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$938	$938	$951	$951
Fixed maturities:
Corporate securities	11,076	12,107	10,369	11,113
Commercial mortgage-backed securities	2,096	2,229	2,157	2,247
Residential mortgage-backed securities	1,965	2,026	1,786	1,844
Asset-backed securities	1,179	1,116	1,504	1,367
Foreign government bonds	683	708	599	608
U.S. government authorities and agencies and obligations of U.S. states	369	426	413	440

Total fixed maturities	17,368	18,612	16,828	17,619
Equity securities	943	1,040	1,050	911

Total trading account assets supporting insurance liabilities	$19,249	$20,590	$18,829	$19,481

(1)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

As a percentage of amortized cost, 75% of the portfolio was publicly-traded as of both December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, 93% and 92%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2012, $1.867 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $73 million secured by “ALT-A” mortgages, represented the remaining $98 million of residential mortgage-backed securities, of which 29% have credit ratings of A or better and 71% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	December 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$4	$4	$0	$0
Fixed maturities	533	452	127	139	1,105	912	179	189
Equity securities(1)	933	973	123	136	1,226	1,177	133	128
Other	0	0	0	0	11	11	0	0

Total other trading account assets	$1,467	$1,426	$250	$275	$2,346	$2,104	$312	$317

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

As of December 31, 2012, on an amortized cost basis, 67% of asset-backed securities classified as “Other trading account assets” attributable to the Financial Services Businesses have credit ratings of A or above, 18% have BBB credit ratings, and the remaining 15% have BB or below credit ratings. As of December 31, 2012, on an amortized cost basis, 100% of asset-backed securities classified as “Other trading account assets” attributable to the Closed Block Business have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2012 and 2011, we held approximately 9% and 10%, respectively, of our general account investments in commercial mortgage and other loans. This percentage is net of a $244 million and $310 million allowance for losses as of December 31, 2012 and 2011, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	December 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$24,139	$9,666	$21,988	$9,100
Uncollateralized loans	1,833	0	2,236	0
Residential property loans	790	0	1,033	0
Other collateralized loans	47	0	66	0

Total commercial mortgage and other loans(1)	$26,809	$9,666	$25,323	$9,100

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $45 million and $63 million of collateralized consumer loans as of December 31, 2012 and 2011, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on the highest quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals have stabilized or are improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as market spreads have tightened. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. While there is still some weakness in commercial real estate fundamentals that are dependent on employment recovery, delinquency rates on our commercial mortgage loans remain stable. For additional information see “—Realized Investment Gains and Losses,” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	December 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,600	31.5%	$3,423	35.4%	$7,136	32.5%	$3,118	34.3%
South Atlantic	4,846	20.1	1,814	18.8	4,568	20.8	1,868	20.5
Middle Atlantic	3,706	15.3	2,050	21.2	3,221	14.6	2,109	23.2
East North Central	2,000	8.3	570	5.9	1,579	7.2	336	3.7
West South Central	2,220	9.2	730	7.6	1,858	8.4	688	7.6
Mountain	1,254	5.2	350	3.6	1,181	5.4	356	3.9
New England	638	2.6	323	3.3	637	2.9	257	2.8
West North Central	466	1.9	137	1.4	576	2.6	185	2.0
East South Central	305	1.3	142	1.5	307	1.4	152	1.7

Subtotal-U.S.	23,035	95.4	9,539	98.7	21,063	95.8	9,069	99.7
Asia	648	2.7	0	0.0	519	2.4	0	0.0
Other	456	1.9	127	1.3	406	1.8	31	0.3

Total commercial and agricultural mortgage loans	$24,139	100.0%	$9,666	100.0%	$21,988	100.0%	$9,100	100.0%

	December 31, 2012				December 31, 2011
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,832	24.1%	$1,804	18.7%	$5,234	23.8%	$1,804	19.8%
Retail	5,449	22.6	2,658	27.5	4,988	22.7	2,207	24.2
Office	4,459	18.5	2,363	24.4	4,043	18.4	2,216	24.4
Apartments/Multi-Family	3,879	16.1	1,159	12.0	3,263	14.8	1,254	13.8
Other	2,203	9.1	598	6.2	2,079	9.5	517	5.7
Agricultural properties	1,468	6.1	645	6.7	1,363	6.2	674	7.4
Hospitality	849	3.5	439	4.5	1,018	4.6	428	4.7

Total commercial and agricultural mortgage loans	$24,139	100.0%	$9,666	100.0%	$21,988	100.0%	$9,100	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments.

As of December 31, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.07 times, and a weighted average loan-to-value ratio of 57%. As of December 31, 2012, approximately 97% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2012, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.0 times, and a weighted average loan-to-value ratio of 54%. As of December 31, 2012, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2012, the weighted average debt service coverage ratio was 2.51 times and the weighted average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.5 billion of such loans as of both December 31, 2012 and 2011, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion and $0.2 billion of such loans as of December 31, 2012 and 2011, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2012, there are no loan-specific reserves related to these loans attributable to either the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations,” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2012
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$11,441	$438	$193	$12,072
60%—69.99%	6,836	539	36	7,411
70%—79.99%	2,776	623	97	3,496
Greater than 80%	155	536	469	1,160

Total commercial and agricultural mortgage loans	$21,208	$2,136	$795	$24,139

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	December 31, 2012
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$5,196	$235	$40	$5,471
60%—69.99%	2,607	263	0	2,870
70%—79.99%	753	153	120	1,026
Greater than 80%	32	168	99	299

Total commercial and agricultural mortgage loans	$8,588	$819	$259	$9,666

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of December 31, 2012.

	December 31, 2012
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2012	$5,009	20.8%	$1,830	18.9%
2011	4,957	20.5	1,449	15.0
2010	3,216	13.3	1,070	11.1
2009	1,181	4.9	398	4.1
2008	2,588	10.7	1,080	11.2
2007 & Prior	7,188	29.8	3,839	39.7

Total commercial and agricultural mortgage loans	$24,139	100.0%	$9,666	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2012.

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2013	$2,106	7.9%	$583	6.0%
Maturing in 2014	1,292	4.8	846	8.8
Maturing in 2015	2,364	8.8	720	7.4
Maturing in 2016	3,068	11.4	928	9.6
Maturing in 2017	2,837	10.6	666	6.9
Maturing in 2018	3,368	12.6	1,119	11.6
Maturing in 2019	1,849	6.9	555	5.7
Maturing in 2020	1,938	7.2	880	9.1
Maturing in 2021	2,270	8.5	1,002	10.4
Maturing in 2022	1,858	6.9	984	10.2
Maturing in 2023	479	1.8	252	2.6
Maturing in 2024 and beyond	3,380	12.6	1,131	11.7

Total commercial mortgage and other loans	$26,809	100.0%	$9,666	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $26,809 million and $25,323 million as of December 31, 2012 and 2011, respectively. As a percentage of recorded investment gross of allowance, 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9,666 million and $9,100 million as of December 31, 2012 and 2011, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$250	$60	$333	$102
Addition to/(release of) allowance for losses	(11)	(2)	(71)	(34)
Charge-offs, net of recoveries	(51)	0	(15)	(8)
Change in foreign exchange	(2)	0	3	0

Allowance, end of period	$186	$58	$250	$60

Loan specific reserve	41	7	91	2
Portfolio reserve	145	51	159	58

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

Equity Securities—Financial Services Businesses

	December 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$15	$2	$0	$17	$19	$1	$1	$19
Mutual fund common stocks(1)	1,874	516	0	2,390	1,708	428	2	2,134
Other common stocks	2,392	274	42	2,624	2,428	92	272	2,248

Total equity securities(2)	$4,281	$792	$42	$5,031	$4,155	$521	$275	$4,401

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	December 31, 2012				December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$10	$2	$0	$12	$11	$0	$0	$11
Common stocks	2,447	779	13	3,213	2,746	538	173	3,111

Total equity securities	$2,457	$781	$13	$3,225	$2,757	$538	$173	$3,122

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

Impairments of equity securities attributable to the Financial Services Businesses were $104 million and $94 million for the years ended December 31, 2012 and 2011, respectively. Impairments of equity securities attributable to the Closed Block Business were $21 million and $18 million for years ended December 31, 2012 and 2011, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2012		December 31, 2011
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$320	$504	$360	$413
Non-real estate-related	3,861	1,538	1,733	1,284
Real estate held through direct ownership(1)	1,602	0	1,956	10
Other(2)	882	(30)	432	283

Total other long-term investments	$6,665	$2,012	$4,481	$1,990

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

The increase in non-real estate-related joint venture and limited partnership assets is due to private equity partnership assets acquired from the two pension risk transfer transactions completed in the fourth quarter of 2012.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of investments held outside the general account in other entities and operations, including the invested assets of our trading, banking and asset management operations, as of the dates indicated. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

	December 31,
	2012	2011
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$272	$2,026
Private, available-for-sale, at fair value	93	82
Other trading account assets, at fair value(1)	4,627	3,124
Equity securities, available-for-sale, at fair value	21	12
Commercial mortgage and other loans, at book value(2)	502	1,318
Other long-term investments	1,351	1,349
Short-term investments	62	2,984

Total investments	$6,928	$10,895

(1)	Includes trading positions held by our derivatives trading operations used in a non-dealer capacity to manage interest rate, currency, credit and equity exposures.
(2)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

	December 31, 2012	December 31, 2011
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$239	$648
Allowance for credit or valuation-related losses	$14	$44
Weighted average loan-to-value ratio(1)	91%	93%
Weighted average debt service coverage ratio(1)	1.25	1.52

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of December 31, 2012, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets and the alternate sources of liquidity and capital described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. Furthermore, we employ a “Capital Protection Framework”

to ensure the availability of sufficient capital resources to maintain adequate capitalization on a consolidated basis and competitive risk-based capital ratios and solvency margins for our insurance subsidiaries under reasonably foreseeable stress scenarios.

The Dodd-Frank Act may result in the imposition on us of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. We are currently under consideration by the Financial Stability Oversight Council for a proposed determination that we should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. See “Business—Regulation” and “Risk Factors” for information regarding the potential impact of the Dodd-Frank Act.

During 2012, we took the following significant actions that impacted our liquidity and capital position:

•	We repositioned our capital structure by issuing an aggregate of $3.1 billion of junior subordinated debt in public offerings;

•	In addition to maturing debt, we repaid $1.6 billion of senior debt through optional redemptions of retail notes;

•	We repurchased $650 million of shares of our Common Stock and paid shareholder dividends of $749 million; and

•

We made substantial investments in our businesses, including the expansion of our Retirement business through two significant pension risk transfer transactions and an agreement to acquire The Hartford’s Individual Life Insurance Business, which closed in January 2013.

Capital

Our capital management framework is primarily based on statutory risk-based capital and solvency margin measures. Due to our diverse mix of businesses and applicable regulatory requirements, we apply certain refinements to the framework that are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we use an economic capital framework to inform capital decisions.

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Currently, some of our ratings are below these targets. For a description of the potential impacts of ratings downgrades, see “—Ratings.”

Capital Governance

Our capital management framework is ultimately reviewed and approved by the Company’s Board of Directors. Prior to Board review, our Capital and Financial Controls Committee (“CFCC”) reviews the use and allocation of capital above certain threshold amounts to ensure that capital is efficiently deployed and earns returns consistent with our strategic objectives, ratings aspirations and other goals and targets. This management committee provides a multi-disciplinary due diligence review of specific initiatives or transactions requiring the use of capital, including all mergers and acquisitions, as well as new products, initiatives and transactions that present substantial reputational, legal, regulatory, operating, accounting or tax risk. The CFCC also evaluates the Company’s Annual Capital and Financing Plan (and quarterly updates to this plan) and the Company’s capital, liquidity and financial position, borrowing plans, and related matters prior to the discussion of these items with the Company’s Board of Directors.

Under our capital management policy approved by the Board of Directors, our Chairman and Chief Executive Officer and Vice Chairman are authorized to approve capital actions on behalf of the Company and to further delegate authority with respect to capital actions to appropriate officers. Any capital commitment that exceeds the authority granted to senior management is separately authorized by the Board.

Capitalization

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and outstanding capital debt, including junior subordinated debt, of the Financial Services Businesses. As shown in the table below, as of December 31, 2012, the Financial Services Businesses had $37.9 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2012	2011
	(in millions)
Attributed Equity(1)	$27,088	$27,740
Junior subordinated debt (i.e. hybrid securities)	4,594	1,519
Other capital debt	6,049	9,705

Total capital	$37,731	$38,964

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

Regulatory Capital

We manage Prudential Insurance, Gibraltar, Prudential of Japan, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets.

The Risk-Based Capital, or RBC, ratio is a primary measure of the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business, and our other domestic insurance subsidiaries. RBC is calculated based on statutory financial statements and risk formulas consistent with National Association of Insurance Commissioners, or NAIC, practices. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities but is available to the public. All of our domestic insurance companies have RBC ratios that exceed the minimum level required by applicable insurance regulations. The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of the periods indicated:

	December 31,
	2012	2011
Prudential Insurance	>400%	491%
Prudential Annuities and Life Assurance Corporation	>400%	564%

Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which we operate generally establish some form of minimum solvency margin requirements for insurance companies based on local statutory accounting practices. These solvency margins are a primary measure of the capital adequacy of our international insurance operations. Maintenance of our solvency margins at certain levels is also important to our competitive positioning, as in certain jurisdictions, such as Japan, these solvency margins are required to be disclosed to the public and therefore impact the public perception of an insurer’s financial strength. The table below presents the solvency margins of our most significant international insurance subsidiaries as of the periods indicated:

	December 31, 2012	March 31, 2012
Prudential of Japan	>800%	721%
Gibraltar Life consolidated(1)	>800%	810%

(1)	Reflects the merger of the acquired Star and Edison entities with Gibraltar, which became effective January 1, 2012, and includes Prudential Gibraltar Financial Life Insurance Company, Ltd., or Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar.

The regulatory capital levels of our domestic and international insurance subsidiaries can be materially impacted by interest rates, equity market and real estate market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, foreign exchange rate movements and business growth, among other items. In addition, particularly for our domestic insurance subsidiaries, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

We evaluate the regulatory capital levels of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under reasonably foreseeable stress scenarios. See “Business—Corporate and Other” for further information on our Capital Protection Framework.

Shareholder Distributions

Share Repurchase Program

In June 2012, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. As of December 31, 2012, 2.7 million shares of our Common Stock were repurchased under this authorization for a total cost of $150 million. The Company exhausted the Board’s previous $1.5 billion repurchase authority which covered the prior twelve-month period. During 2012, 11.5 million shares of our Common Stock were repurchased, for a total cost of $650 million. The timing and amount of any future share repurchases will be determined by management based on market conditions and other considerations. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase program, including increased capital needs of our businesses due to opportunities for growth and acquisitions, as well as adverse market conditions.

Shareholder Dividends

On November 7, 2012, Prudential Financial declared an annual dividend for 2012 of $1.60 per share of Common Stock, representing an increase of approximately 10% from the 2011 Common Stock dividend. On February 12, 2013, Prudential Financial declared a dividend for the first quarter of 2013 of $0.40 per share of Common Stock reflecting our plan to move to a quarterly Common Stock dividend schedule in 2013. The table below presents declaration, record, and payment dates, as well as per share and aggregate dividend amounts, for the Common Stock dividend for the last five years.

			Dividend Amount
Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(in millions, except per share data)
November 7, 2012	November 20, 2012	December 14, 2012	$1.60	$749
November 8, 2011	November 22, 2011	December 16, 2011	$1.45	$689
November 9, 2010	November 23, 2010	December 17, 2010	$1.15	$564
November 10, 2009	November 24, 2009	December 18, 2009	$0.70	$327
November 11, 2008	November 24, 2008	December 19, 2008	$0.58	$246

Captive Reinsurance Companies

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, our captives are capitalized to a level consistent with the “AA” financial strength rating targets of our issuing insurance entities. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of our direct writing entity that cedes business to the captive. In addition to governance by U.S. regulators, our captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserves requirements, including financing the non-economic reserves through internal and external solutions. See “—Financing Activities—Subsidiary borrowings—Financing of regulatory reserves associated with domestic life insurance products” below for additional information on our financing activities related to Regulation XXX and Guideline AXXX.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a domestic captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables us to execute our living benefit hedging program primarily within one legal entity, Pruco Re. As part of the living benefit hedging program, we enter into a range of exchange-traded and over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rate and equity market exposures. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” We believe Pruco Re maintains an adequate level of capital and liquidity to support this hedging program. However, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we maintain access to on-balance sheet and contingent sources of capital and liquidity that are available to meet any needs as they arise.

We reinsure 90% of the short-term risks of Prudential Insurance’s Closed Block Business to a captive reinsurance company domiciled in New Jersey. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term surplus volatility within Prudential Insurance resulting from the Closed Block Business, including volatility caused by the impact of any unrealized mark-to-market losses and realized credit losses within the investment portfolio. In October 2011, in connection with the Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under a letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under a letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions similar to those described under “Credit Facilities” below.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results, liquidity and capital position may be adversely affected.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A target cash balance of $1.2 billion is maintained to ensure adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This target balance is reviewed and approved annually by the Finance Committee of the Board of Directors.

To mitigate the risk of having limited or no access to financing due to stressed market conditions, we aim to prefund capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. Short term financing, such as commercial paper, is used to fund short term needs only. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. Risks to liquidity are further mitigated by our access to alternative sources of liquidity discussed below.

Liquidity of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends and returns of capital from its subsidiaries, repayments of operating loans from subsidiaries and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends, and repurchases of outstanding shares of Common Stock executed under Board authority.

As of December 31, 2012, Prudential Financial had cash and short-term investments of $8,563 million, an increase of $3,619 million from 2011. Included in the cash and short-term investments of Prudential Financial is $3,136 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the periods indicated.

	Year Ended December 31,
	2012	2011
	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,862	$3,242
Proceeds from the issuance of junior subordinated debt (hybrid securities)	3,075	0
Net receipts under intercompany loan agreements(2)	2,933	34
Repayment of funding agreements from Prudential Insurance	525	468
Interest income from subsidiaries on intercompany agreements, net of interest paid	406	223
Proceeds from stock-based compensation and exercise of stock options	308	270
Net proceeds under external financing agreement(3)	244	0
Proceeds from the issuance of long-term senior debt	0	1,516
Proceeds from sale of real estate and relocation business	0	91
Other, net(4)	197	0

Total sources	10,550	5,844

Uses:
Capital contributions to subsidiaries(5)	1,912	1,176
Repayment of retail medium-term notes	1,741	154
Interest paid on external debt	1,010	987
Maturities of long term senior debt, excluding retail medium-term notes	850	350
Common Stock dividends	749	685
Share repurchases	650	999
Class B Stock dividends	19	19
Capital transactions to fund Star Edison acquisition	0	2,922
Net payment under external financing agreement(3)	0	244
Other, net	0	36

Total uses	6,931	7,572

Net increase (decrease) in cash and short-term investments	$3,619	$(1,728)

(1)	2012 includes dividends and/or returns of capital of $865 million from international subsidiaries, $646 million from asset management subsidiaries, $600 million from Prudential Insurance, $408 million from Prudential Annuities Life Assurance Corporation, $230 million from Prudential Bank & Trust and $113 million from other subsidiaries. 2011 includes dividends and/or returns of capital of $1,592 million from Prudential Insurance, $478 million from international subsidiaries, $588 million from Prudential Annuities Life Assurance Corporation, $468 million from asset management subsidiaries and $116 million from other subsidiaries.
(2)	2012 includes an increase in net borrowings by Prudential Financial of $1,727 million in our intercompany liquidity account and $395 million from Prudential of Japan, partially offset by a repayment of $20 million to Prudential Holdings, LLC. 2012 also includes net repayments by subsidiaries of $558 million by asset management subsidiaries, $200 million by Prudential Annuities Life Assurance Corporation, $188 million by Pruco Re and $42 million by other subsidiaries, partially offset by net borrowings of $164 million by Pruco Life Insurance Company. 2011 includes an increase of $395 million in net borrowings by Prudential Financial in our intercompany liquidity account and net repayments of $322 million by Prudential Securities Group (previously supporting the global commodities business), $282 million by Prudential Real Estate and Relocation, $175 million by Prudential Annuities Life Assurance Corporation, $169 million by our asset management subsidiaries and $100 million by Prudential Arizona Reinsurance Term Company (previously funding statutory reserves required under Regulation XXX), partially offset by net borrowings of $1,030 million by Pruco Re, $336 million by Pruco Life Insurance and $43 million from other subsidiaries.
(3)	Represents payments in 2011 and subsequent repayments in 2012 associated with transitional financing agreements provided in connection with the sale of the real estate brokerage franchise and relocation business in 2011.
(4)	Primarily includes tax settlements pursuant to the tax allocation agreement between Prudential Financial and its subsidiaries, net of estimated tax payments to the Internal Revenue Service.
(5)	2012 includes capital contributions of $1,431 million to Pruco Re, $406 million to international insurance subsidiaries, $31 million to asset management subsidiaries and $44 million to other subsidiaries. Subsequent to 2012, Prudential Financial made a $712 million capital contribution to Prudential Insurance, of which $615 million was paid to The Hartford in connection with our acquisition of its Individual Life Insurance Business. 2011 includes capital contributions of $1,005 million to international insurance subsidiaries, $64 million to Pruco Re, and $62 million to asset management subsidiaries and $45 million to an investment subsidiary.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates. The payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements for details on specific dividend restrictions.

Domestic insurance subsidiaries.    Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to NJDOBI. Any distributions above this amount in any 12-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. In 2012, Prudential Insurance paid an ordinary dividend of $316 million and an extraordinary dividend of $284 million to its parent, Prudential Holdings, LLC, all of which was in turn distributed to Prudential Financial. In 2013, Prudential Insurance is permitted to pay an ordinary dividend of $893 million under New Jersey insurance law.

The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. In 2012, Prudential Annuities Life Assurance Corporation, or PALAC, did not have ordinary dividend capacity but paid an extraordinary dividend of $408 million to Prudential Financial. In 2013, PALAC is permitted to pay an ordinary dividend of $41 million based on Connecticut insurance law. On September 6, 2012, Prudential Retirement Insurance and Annuity Corporation, or PRIAC, paid an ordinary dividend of $200 million to its parent, Prudential Insurance.

International insurance subsidiaries.    Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In 2012, Prudential of Japan paid a dividend of ¥18.4 billion, or $224 million, which was ultimately sent to Prudential Financial. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2013, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable. Although Gibraltar Life may be able to pay common stock dividends under these legal and regulatory restrictions, we do not anticipate receiving common stock dividends for several years as Gibraltar Life may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. In 2012, Gibraltar repaid ¥31.5 billion, or $401 million, in subordinated debt to its parent, Prudential Holdings of Japan, of which $259 million was ultimately sent to Prudential Financial. As of December 31, 2012, Gibraltar Life had subordinated debt and preferred stock obligations to affiliates of approximately $3.7 billion. Additionally, during 2012, Prudential of Korea paid a dividend of $58 million, which was ultimately sent to Prudential Financial.

Other subsidiaries.    The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

Liquidity of Insurance Subsidiaries

We manage the liquidity of our insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity within each of our insurance subsidiaries is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our subsidiaries are integral to the overall liquidity of our insurance operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our insurance operations’ liquidity under various stress scenarios, including company-specific and market-wide events. We believe we have adequate liquidity in each of our insurance subsidiaries, including under these stress scenarios.

Cash Flow

The principal sources of liquidity for our insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, hedging activity and payments in connection with financing activities.

In each of our major insurance subsidiaries, we believe that the cash flows from operations are adequate to satisfy current liquidity requirements. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, policyholder behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

Domestic insurance operations.    In managing the liquidity of our domestic insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	($ in billions)
Not subject to discretionary withdrawal provisions	$39.8	46%	$38.9	47%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	23.1	27	22.2	27
At market value	2.6	3	2.2	3
At contract value, less surrender charge of 5% or more	1.8	2	2.0	2

Subtotal	67.3	78	65.3	79
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17.8	22	17.8	21

Total annuity reserves and deposit liabilities	$85.1	100%	$83.1	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the perceived value of these guarantee features to policyholders as a result of market declines in recent years as well as the unavailability of comparable products in the marketplace. Annuity benefits and guaranteed investment withdrawals under group annuity contracts are generally not subject to early withdrawal. Gross account withdrawals for our domestic insurance operations’ products were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

International insurance operations.    As with our domestic operations, in managing the liquidity of our international insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the total general account insurance-related liabilities (other than dividends payable to policyholders) of our international insurance subsidiaries, as of the dates indicated.

	December 31,
	2012	2011
	(in billions)
Prudential of Japan(1)	$36.4	$36.6
Gibraltar Life(2)	103.8	96.6
All other international insurance subsidiaries(3)	10.6	8.6

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$150.8	$141.8

(1)	As of December 31, 2012 and 2011, $5.7 billion and $4.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.
(2)	Includes Prudential Gibraltar.
(3)	Represents our international insurance operations, excluding Japan.

We believe most of the longer-term recurring pay individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process to obtain a new insurance policy. In addition, we utilize market value adjustment features to mitigate the profitability impact and timing of withdrawals of funds by customers. As of December 31, 2012, products with a market value adjustment feature represented $19.9 billion of our Japan operations’ insurance-related liabilities.

Recently, Gibraltar Life has had substantial sales of its yen-denominated single premium reduced death benefit whole life product that has a greater savings component. This product is more susceptible to increased levels of surrenders if interest rates increase in Japan, which may result in losses. As of December 31, 2012, single premium reduced death benefit whole life products represented $10.0 billion of our Japan operations’ insurance-related liabilities. Gibraltar Life also sells fixed annuities denominated in U.S. and Australian dollars that may be subject to increased surrenders should these currencies appreciate in relation to the yen and interest rates in Australia and the U.S. decline relative to Japan. As of December 31, 2012, fixed annuities denominated in U.S. and Australian dollars represented $17.1 billion of our Japan operations’ insurance-related liabilities, of which $14.5 billion include a market value adjustment feature which mitigates the profitability impact from surrenders.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. In addition to access to substantial investment portfolios, our insurance companies’ liquidity is managed through access to a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. Our ability to utilize assets and liquidity between our subsidiaries is limited by regulatory and other constraints. We believe that ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

The following table sets forth the fair value of our domestic insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2012
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2011
	(in billions)
Cash and short-term investments	$5.6	$1.0	$0.8	$7.4	$6.6
Fixed maturity investments:
High or highest quality	130.0	18.8	9.8	158.6	124.6
Other than high or highest quality	8.1	1.3	0.6	10.0	10.3

Subtotal	138.1	20.1	10.4	168.6	134.9
Public equity securities	3.6	0	0	3.6	3.3

Total	$147.3	$21.1	$11.2	$179.6	$144.8

(1)	Includes PALAC and PRUCO life insurance companies

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2012
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2011
	(in billions)
Cash and short-term investments	$0.6	$4.5	$0.1	$5.2	$5.4
Fixed maturity investments:
High or highest quality(3)	28.6	94.7	11.6	134.9	120.6
Other than high or highest quality	0.4	2.0	0.1	2.5	2.0

Subtotal	29.0	96.7	11.7	137.4	122.6
Public equity securities	1.3	2.1	0.4	3.8	3.4

Total	$30.9	$103.3	$12.2	$146.4	$131.4

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $134.9 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of December 31, 2012, $95.9 billion, or 71%, were invested in government or government agency bonds.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including policyholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing, and financing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As discussed under “—Captive reinsurance companies” above, we reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic insurance companies to a captive reinsurance company, Pruco Re. Pruco Re requires access to sufficient liquidity to support the hedging activities such as periodic settlements, purchases, maturities, terminations and breakage. The liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and affiliates.

Additionally, for certain of our domestic insurance companies to claim statutory reinsurance reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligations under the reinsurance arrangement. We satisfy this requirement today by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the relevant insurance regulators. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets, interest rates, actuarial assumptions and other factors. Higher reinsurance reserve credit requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reserve credit requirements would allow assets to be removed from the statutory reserve credit trusts. As of December 31, 2012 and 2011, for the applicable domestic insurance entities, the statutory reserve credit trusts required collateral of $2.2 billion and $1.2 billion respectively. The increase in comparison to 2011 was primarily driven by actuarial assumption updates, reflecting lower long-term interest rates, partially offset by the impact of higher equity markets.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The Company’s collateral position depends on changes in interest rates and equity markets related to the notional amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. As of December 31, 2012, these derivatives were in a net receive position, for which $4.7 billion of collateral was posted to the Company by the external counterparties.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, including the strategies discussed in “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” These hedging strategies include both internal and external hedging programs and may impact the liquidity of both Prudential Financial and our international insurance subsidiaries.

The internal-only hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge a portion of the value of U.S. dollar-denominated investments held on the books of these yen-based entities. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on the value of our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, however, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2012, Prudential Financial received $21 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of December 31, 2012, the market value of the internal hedges was an asset of $50 million due from the yen-based subsidiaries. Absent any changes in forward exchange rates from those expected as of December 31, 2012, the $50 million internal hedge asset represents the present value of the net cash flows to Prudential Financial from these entities over the life of the hedging instruments, up to 30 years. A significant yen depreciation over an extended period of time could result in net cash flows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge foreign currency-denominated future income of our foreign subsidiaries and equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between Prudential Financial and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2012, Prudential Financial paid $121 million for these international insurance-related external hedge settlements. As of December 31, 2012, the net asset related to these external foreign currency hedges was $103 million. A significant appreciation in the yen and other foreign currencies could result in net cash outflows.

Asset Management operations

The principal sources of liquidity for our fee-based asset management businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses and distribution of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based asset management businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

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

In support of our real estate business, certain real estate funds under management are held for the benefit of clients in insurance company separate accounts sponsored by Prudential Insurance. In the normal course of business, Prudential Insurance, on behalf of these separate accounts, may contractually agree to various funding commitments which may include, among other things, commitments to purchase real estate, to invest in real estate partnerships (both existing and to-be-formed) to acquire or develop real estate, and/or to fund additional construction or other expenditures on previously-acquired real estate investments. These contractual commitments are typically entered into by Prudential Insurance on behalf of the particular separate account. As of December 31, 2012, total outstanding funding commitments related to such separate account activity was $1.9 billion, of which $1.2 billion was on-balance sheet and $0.7 billion was off-balance sheet. In the majority of cases (all but $0.2 billion), the commitments specify that Prudential Insurance’s recourse liability for the obligation is limited to the assets of the applicable separate account, with no recourse to Prudential Insurance. We believe that the separate accounts have sufficient resources to meet future obligations, including $1.1 billion of maturities in 2013. However, there is a risk that the separate accounts may not be able to timely fund all maturing obligations from regular sources such as asset sales, operating cash flow, deposits from clients, debt refinancing or, as mentioned in Note 14 to our Consolidated Financial Statements, from portfolio level credit facilities. In cases where the separate account is not able to fund maturing obligations, Prudential Insurance may be called upon or required to provide interim funding solutions. To date, Prudential Insurance has not been required to provide any such funding.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the alternative sources of liquidity described below.

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments, mortgage loans and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase by the short-term portfolios of four years or less. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

	December 31, 2012			December 31, 2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,436	$2,382	$5,818	$3,118	$3,100	$6,218
Cash collateral for loaned securities	2,864	1,077	3,941	2,254	719	2,973
Securities sold but not yet purchased	0	0	0	5	0	5

Total(1)	$6,300	$3,459	$9,759	$5,377	$3,819	$9,196

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$4,536	$1,566	$6,102	$3,438	$2,012	$5,450
Weighted average maturity, in days(2)	25	67		62	72

(1)	The daily weighted average outstanding for the twelve months ended December 31, 2012 and 2011 was $6,695 million and $4,651 million, respectively, for the Financial Services Businesses and $4,303 million and $4,301 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

The $565 million increase in the outstanding liabilities under these programs during 2012 was driven by attractive financing and investment opportunities.

As of December 31, 2012, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $81.6 billion, of which $9.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2012, we believe approximately $30.3 billion of the remaining eligible assets are readily lendable, of which approximately $21.6 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

In addition, as of December 31, 2012, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $505 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Membership in the Federal Home Loan Banks

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston, or FHLBB, which provides PRIAC access to collateralized advances. Based on regulatory limitations, as of December 31, 2012, Prudential Insurance had an estimated maximum borrowing capacity of $6.4 billion under the FHLBNY facility, of which $2.3 billion was outstanding, and PRIAC had an estimated maximum borrowing capacity of $1.7 billion with no advances outstanding. Nevertheless, borrowings under these facilities are subject to the FHLBNY’s and the FHLBB’s discretion and require the availability of qualifying assets at Prudential Insurance and PRIAC. For further information, see Note 14 to our Consolidated Financial Statements.

Commercial Paper Programs

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program. As of December 31, 2012, Prudential Financial and Prudential Funding had outstanding borrowings of $113 million and $359 million, respectively, under these commercial paper programs. For further information, see Note 14 to our Consolidated Financial Statements.

Credit Facilities

We have access to an aggregate of $3.75 billion of syndicated, unsecured committed credit facilities, which includes a $2 billion five-year facility expiring in December 2016 that has Prudential Financial as borrower and a $1.75 billion three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. The facilities may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. The maximum amount of outstanding borrowings from the five-year credit facility in 2012 was $250 million. There were no outstanding borrowings under these credit facilities as of December 31, 2012 or as of the date of this filing.

Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities require that the Company maintain at all times consolidated net worth, relating to the Financial Services Businesses only, of at least $18.985 billion (excluding AOCI and excluding equity of non-controlling interests). For further information, see Note 14 to our Consolidated Financial Statements.

Financing Activities

As of December 31, 2012 and 2011, total short- and long-term debt of the Company on a consolidated basis was $27.2 billion and $27.0 billion, respectively. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2012			December 31, 2011
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper(1)	$113	$359	$472	$296	$870	$1,166
Current portion of long-term debt and other(2)(3)	1,734	203	1,937	956	214	1,170

Subtotal	1,847	562	2,409	1,252	1,084	2,336

General obligation long-term debt:
Senior debt(3)(4)	12,404	1,916	14,320	15,781	1,432	17,213
Junior subordinated debt	4,594	0	4,594	1,519	0	1,519
Surplus notes(5)	0	4,140	4,140	0	4,140	4,140

Subtotal	16,998	6,056	23,054	17,300	5,572	22,872

Total general obligations	18,845	6,618	25,463	18,552	6,656	25,208

Limited recourse borrowing(6):
Current portion of long-term debt	0	75	75	0	0	0
Long-term debt	0	1,675	1,675	0	1,750	1,750

Total limited recourse borrowings	0	1,750	1,750	0	1,750	1,750

Total borrowings	$18,845	$8,368	$27,213	$18,552	$8,406	$26,958

(1)	See “—Alternative Sources of Liquidity” above for a discussion on our use of commercial paper
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million and $199 million at December 31, 2012 and 2011, respectively. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(3)	Does not include $1,780 million and $3,197 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2012 and 2011, respectively, or $1.9 billion or $1.5 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of December 31, 2012 and 2011, respectively. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Notes 10 and 14 to the Consolidated Financial Statements
(4)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million and $725 million at December 31, 2012 and 2011, respectively. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(5)	Amounts are net of assets under set-off arrangements of $1,000 million and $500 million, as of December 31, 2012 and 2011, respectively
(6)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements for additional information.

As of December 31, 2012 and 2011, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on the terms of our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $10.6 billion and $11.2 billion as of December 31, 2012 and 2011, respectively. Investment-related debt of $10.5 billion and $8.9 billion as of December 31, 2012 and 2011, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, including funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our asset management business.

Prudential Financial Borrowings

Long-term borrowings are conducted primarily by the holding company, Prudential Financial. It borrows these funds to meet its capital and other funding needs, as well as the capital and funding needs of its subsidiaries. Prudential Financial maintains a shelf registration statement with the SEC that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, Prudential Financial’s shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity.

Prudential Financial primarily issues senior debt under its Medium-Term Note, Series D program that currently has an authorized issuance capacity of $20 billion, of which approximately $8.7 billion remained available as of December 31, 2012. Prudential Financial also maintains a retail medium-term notes program, including InterNotes® that has an authorized issuance capacity of $5.0 billion, of which approximately $4.3 billion remained available as of December 31, 2012. The weighted average interest rate on Prudential Financial’s senior notes, including the effect of interest rate hedging activity, was 5.27% and 5.24% for the years ended December 31, 2012 and 2011, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial has $4.6 billion of junior subordinated notes outstanding as of December 31, 2012 that are considered hybrid securities and receive enhanced equity treatment from the rating agencies. See Note 14 to our Consolidated Financial Statements for a description of the key terms of our junior subordinated notes.

During 2012, $850 million of medium-term notes matured, and we redeemed $1,631 million of outstanding retail notes financed in part by our issuance of $3,075 million of junior subordinated notes. As part of our overall liquidity and capital management, we may continue to redeem some or all of the remaining retail notes outstanding. As of December 31, 2012, $0.9 billion of outstanding retail notes were redeemable by the Company at par.

Subsidiary Borrowings

Subsidiary borrowings principally consist of surplus note issuances done within our insurance and captive reinsurance subsidiaries, commercial paper borrowings by Prudential Funding and asset-based financing.

During 2012, Prudential Insurance issued $1.0 billion of asset-backed notes. These notes are secured by a trust holding approximately $2.8 billion of residential mortgage-backed securities deposited by Prudential Insurance. The deposit of these securities into the trust did not result in the recognition of gains or losses on the securities, or de-recognition of the securities from the balance sheet under statutory accounting principles or U.S. GAAP, but is consistent with our tax planning strategies to monetize statutory deferred tax assets. For additional detail on these notes, see Note 14 to our Consolidated Financial Statements.

Financing of regulatory reserves associated with domestic life insurance products

As discussed above under “Capital—Insurance Subsidiaries—Captive Reinsurance Companies,” we use captive reinsurance companies to implement reinsurance and capital management actions, including financing regulatory non-economic reserves through internal and external solutions. These activities are described below.

During 2012 and 2011, a captive reinsurance subsidiary entered into agreements with external counterparties providing for the issuance and sale of up to $1.5 billion of ten-year fixed-rate surplus notes in order to finance non-economic reserves required under Regulation XXX. Under the agreements, the subsidiary received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the subsidiary in order to reimburse it for investment losses in excess of specified amounts and has agreed to make payments of principal and interest on the surplus notes in certain cases if payments are not made by the subsidiary. As of December 31, 2012, no capital contributions have been made by Prudential Financial under this agreement. In addition, during 2011 and 2012, another captive reinsurance subsidiary issued $2.5 billion of surplus notes to an affiliate to finance non-economic reserves required under Guideline AXXX.

Other captive reinsurance subsidiaries have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance non-economic reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of December 31, 2012 and December 31, 2011, there were no collateral postings made under these derivative instruments.

The surplus notes described above are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval. The payment of interest on the surplus notes has been approved by the regulator, subject to its ability to withdraw that approval.

As we continue to underwrite term and universal life business, including as part of The Hartford’s individual life business acquired by us in early 2013, we expect to have additional borrowing needs to finance non-economic statutory reserves required under Regulation XXX and Guideline AXXX. However, we believe we have sufficient financing resources available, including those internal and external resources described above, to meet our financing needs under Regulation XXX and under Guideline AXXX through 2013, assuming that the volume of new business remains consistent with current sales projections.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	6/12/2012	7/26/2012	7/24/2012	12/6/2012
Current outlook	Stable	Stable(5)	Positive	Stable

Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A2	A+
Pruco Life Insurance Company	A+	AA-	A2	A+
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A2	A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F2
Long-term senior debt(6)	a-	A	Baa2	BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa3	BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	Baa1	A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-2	F1
Long-term senior debt	a+	AA-	A3	A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A2	A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
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

(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of The Prudential Life Insurance Company Ltd. and Gibraltar Life Insurance Company Ltd. on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.
(6)	Includes the retail medium-term notes program.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2012 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $77 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to our Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.7 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $14 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2012. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$42,993	$3,769	$7,873	$5,214	$26,137
Operating lease obligations(2)	519	135	189	99	96
Purchase obligations:
Commitments to purchase or fund investments(3)	4,167	2,994	1,024	50	99
Commercial mortgage loan commitments(4)	2,552	2,018	338	116	80
Other liabilities:
Insurance liabilities(5)	1,161,725	46,026	79,481	80,513	955,705
Other(6)	10,548	10,515	33	0	0

Total	$1,222,504	$65,457	$88,938	$85,992	$982,117

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 23 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $0.757 billion that we anticipate will ultimately be funded from our separate accounts. Of these separate account commitments, $0.007 billion have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due. For further discussion of these separate account commitments, see “—Liquidity—Liquidity associated with other activities—Asset Management operations.”
(4)	As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,162 billion exceeds the corresponding liability amounts of $612 billion included in the Consolidated Financial Statements as of December 31, 2012. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $1.577 billion of notes of consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2012.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments in the future. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity associated with other activities—Asset Management operations.”

Other Off-Balance Sheet Arrangements

We do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets. See Note 5 to the Consolidated Financial Statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in, among other things, interest rates, foreign currency exchange rates and equity prices. To varying degrees, the investment activities supporting all of our products and services generate exposure to market risk. The primary source of our exposure to market risk is “other than trading” activities conducted primarily in our insurance and annuity operations. The market risk incurred and our strategies for managing this risk vary by product. The market risk associated with “trading” activities is immaterial.

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Risk range limits are established for each type of risk, and are approved by the Investment Committee of the Board of Directors and subject to ongoing review. Our risk management process is an integral part of managing our core businesses, and utilizes a variety of risk management tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, foreign exchange, equity index prices)

•	Value-at-Risk, or “VaR” measures

•	Asset/liability management analytics

•	Stress scenario testing

•	Disciplined hedging programs

•	Risk management governance, including risk oversight committees, policies and limits

For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors.” For additional information regarding the overall management of our general account investments and our asset mix strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Management of Investments.” For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, as well as through outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps, forwards, futures and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments

•	Asset-based fees earned on assets under management or contractholder account value

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

•	Net exposure to the guarantees provided under certain products

•	Equity of our regulated entities

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. In certain markets, primarily outside the U.S. and Japan, capital market limitations that hinder our ability to acquire assets that closely approximate the duration of some of our liabilities are considered in setting the limits. As of December 31, 2012 and 2011, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2012 and 2011. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders.

	As of December 31, 2012			As of December 31, 2011(5)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$326,489	$(27,238)		$279,099	$(21,623)
Commercial mortgage and other loans		39,716	(1,658)		37,740	(1,520)
Policy loans		14,592	(902)		14,858	(987)
Derivatives:
Swaps	$132,661	3,766	(4,818)	$118,044	4,184	(3,460)
Futures	13,267	(166)	21	8,306	151	(88)
Options	68,099	1,330	(188)	30,506	1,466	(416)
Forwards	15,937	(60)	(31)	19,120	(152)	(35)
Synthetic GICs	65,403	6	(2)	46,844	4	(2)
Variable annuity and other living benefit feature embedded derivatives(2)		(3,348)	3,295		(2,886)	2,015
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		(30,003)	2,473		(28,174)	2,223
Limited recourse notes issued by consolidated VIEs(4)		(224)	0		(493)	0
Investment contracts		(104,200)	3,730		(103,184)	3,543
Bank customer liabilities		0	0		(1,745)	12

Net estimated potential loss			$(25,318)			$(20,338)

(1)	Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	Reflects only the gross change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes.
(3)	Excludes approximately $249 billion and $203 billion as of December 31, 2012 and December 31, 2011, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)	See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities (VIEs).
(5)	Prior periods have been restated to conform to current period presentation.

Our net estimated potential loss in fair value as of December 31, 2012 increased $4,980 million from December 31, 2011, primarily reflecting an increase in our fixed maturity securities portfolio in 2012, driven by inflows related to two significant pension risk transfer transactions in our Retirement segment, in which we received approximately $31 billion of fixed maturity securities. The increase was also driven by reinvestment of net investment income and a net increase in fair value driven by a decrease in interest rates. For a discussion of changes in derivatives, see “Derivatives” below.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our own non-performance risk (“NPR”). The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2012 to reflect NPR in the valuation of these embedded derivatives ranged from 20 to 160 basis points. The following table provides a demonstration of the sensitivity of these embedded derivatives to our NPR credit spread by quantifying the adjustments that would be required assuming both a 50 basis point parallel increase and decrease in our NPR credit spreads. While the information below is for illustrative purposes only and does not reflect our expectations regarding our credit spreads, it is a near-term, reasonably possible change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our credit spread on operating results due to the change in these embedded derivatives and not changes in any other assumptions such as persistency, utilization and mortality, and also excludes the effect of these changes on DAC or other balances.

December 31, 2012
(Increase) / Reduction in Embedded Derivative Liability
(in millions)
Increase in credit spread by 50 basis points	$933
Decrease in credit spread by 50 basis points	$(1,177)

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements. For information on the impacts of a sustained low interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Industry Trends—Impact of a Low Interest Rate Environment.”

Market Risk Related to Equity Prices

We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. Our equity based derivatives primarily hedge the equity price risk embedded in the living benefit feature embedded derivatives, and are also part of our capital hedging program. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account value

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

•	Net exposure to the guarantees provided under certain products

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

We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2012 and 2011. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the scenarios above. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contractholder.

	As of December 31, 2012			As of December 31, 2011(4)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$10,754	$(1,075)		$10,067	$(1,007)
Equity-based derivatives(2)	$55,054	248	1,504	$23,862	357	1,022
Variable annuity and other living benefit feature embedded derivatives(2)(3)		(3,348)	(1,052)		(2,886)	(622)

Net estimated potential loss			$(623)			$(607)

(1)	Includes equity securities classified as “trading account assets supporting insurance liabilities” and other equity securities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The notional and fair value of equity-based derivatives and the fair value of variable annuity and other living benefit feature embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not additive.
(3)	Reflects only the gross change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes.
(4)	Prior periods have been restated to conform to current period presentation.

The sensitivity level as of December 31, 2012 was essentially flat compared with December 31, 2011, as the change in the estimated equity price risk associated with the living benefit features accounted for as an embedded derivative was offset by a corresponding change in equity-based derivatives used to hedge these features. For a discussion of derivatives, see “Derivatives” below. For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information regarding our capital hedging program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Market Risk Related to Foreign Currency Exchange Rates

As a U.S.-based company with significant business operations outside the U.S., we are exposed to foreign currency exchange rate risk related to these operations, as well as related to our general account investment portfolio and other proprietary-investment portfolios.

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and value of our equity investments in these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, certain of our international insurance operations issue product liabilities that are denominated in currencies other than their own functional currencies, and hold underlying investments denominated in the corresponding currencies. This results in reporting of economically-matched foreign currency exchange gains or losses on the assets and liabilities. However, we experience volatility in U.S. GAAP earnings due to the fact that the changes in the value of the liabilities are recorded in earnings within “Asset management fees and other income,” while changes in the value of the majority of the investments are recorded in equity in “Accumulated other comprehensive income (loss),” and, thereafter, are ultimately recorded in earnings in “Realized investment gains (losses), net” in the period of maturity, sale or other-than-temporary impairment.

For our domestic general account investment portfolios supporting our U.S. insurance operations and other proprietary-investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

We manage our foreign currency exchange rate risks within specified limits, and using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. For the unhedged portions of our equity investment in international subsidiaries and the foreign currency-denominated investments held in our domestic general account portfolio, we estimate the hypothetical decline in VaR, as well as the average VaR, each measured at a 95% confidence level and using a one-month time horizon. These calculations use historical price volatilities and correlation data at a 95% confidence level. The following table sets forth these measures as of the periods indicated.

	As of December 31, 2012			As of December 31, 2011
	Fair Value	Estimated VaR	Average VaR	Fair Value	Estimated VaR	Average VaR
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency-denominated investments in domestic general account portfolio(1)	$4,373	$(79)	$(101)	$4,322	$(176)	$(137)

(1)	Excludes assets and liabilities subject to the impact of foreign exchange rate movements that are hedged with externally-purchased derivatives or are economically matched, as discussed above.

The decrease in VaR as of December 31, 2012 was driven by a lower level of foreign exchange rate volatility. For derivatives used to hedge the anticipated level of U.S. dollar-equivalent earnings of our international operations, the estimated hypothetical decline in VaR, measured at a 95% confidence level and using a one-month time horizon was $81 million and $135 million as of December 31, 2012 and December 31, 2011, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Portfolio Composition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market.

Our derivatives also include interest rate guarantees we provide on our synthetic GIC products. Synthetic GICs simulate the performance of traditional insurance-related GICs but, under U.S. GAAP, are accounted for as derivatives due to the fact that the policyholders own the underlying assets, and we only provide a book value “wrap” on the customers’ funds, which are held in a client-owned trust. Since these wraps provide payment of guaranteed principal and interest to the customer, changes in interest rates create risk that declines in the market value of customers’ funds would increase our net exposure to these guarantees. However, this risk is minimal due to several mitigating factors. Our obligation is limited to payments that are in excess of the existing customers’ fund value. Additionally, we have the ability to periodically reset crediting rates, subject to a 0% minimum floor, as well as the ability to increase prices. Further, our contract provisions provide that, although participants may withdraw funds at book value, contractholder withdrawals may only occur at market value immediately or at book value over time. These factors, among others, result in these contracts experiencing minimal changes in fair value, despite a more significant notional value.

Our derivatives also include those that are embedded in certain financial instruments, and primarily relate to certain optional living benefit features associated with our variable annuity products, as discussed in more detail in “Market Risk Related to Certain Variable Annuity Products” below.

The notional amount of derivative instruments increased $72 billion in 2012, from $223 billion as of December 31, 2011 to $295 billion as of December 31, 2012. The increase was related to sales of investment-only stable value synthetic GIC products, our variable annuity hedging activities, and our capital hedge program. For additional information on our derivative activities, see Note 21 to the Consolidated Financial Statements.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element and inclusion of certain optional living benefits in our living benefits hedging program. Certain variable annuity products with optional living benefit features are accounted for as an embedded derivative and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the embedded derivatives and the related derivatives used to hedge the changes in fair value of these embedded derivatives is provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.

For additional information regarding our risk management strategies, including our living benefit hedging program and other product design elements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Individual Annuities.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Note 2 of the consolidated financial statements, on January 1, 2012 and in December 2012, the Company adopted, retrospectively, i) a change to the method of accounting for the deferral of acquisition costs for new or renewed insurance contracts and ii) a change in the method of applying an accounting principle for pension plans, respectively.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 22, 2013

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2012 and 2011 (in millions, except share amounts)

	2012	2011
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012 – $277,654; 2011 – $240,424)(1)	$301,336	$254,648
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2012 – $4,511; 2011 – $5,354)(1)	4,268	5,107
Trading account assets supporting insurance liabilities, at fair value(1)	20,590	19,481
Other trading account assets, at fair value	6,328	5,545
Equity securities, available-for-sale, at fair value (cost: 2012 – $6,759; 2011 – $6,922)	8,277	7,535
Commercial mortgage and other loans (includes $162 and $603 measured at fair value under the fair value option at December 31, 2012 and 2011, respectively)(1)	36,733	35,431
Policy loans	11,575	11,559
Other long-term investments (includes $465 and $366 measured at fair value under the fair value option at December 31, 2012 and 2011, respectively)(1)	10,028	7,820
Short-term investments	6,447	9,121

Total investments	405,582	356,247
Cash and cash equivalents(1)	18,100	14,251
Accrued investment income(1)	3,127	2,793
Deferred policy acquisition costs	14,100	12,517
Value of business acquired	3,248	3,845
Other assets(1)	11,887	12,211
Separate account assets(1)	253,254	218,380

TOTAL ASSETS	$709,298	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$216,050	$170,671
Policyholders’ account balances	134,413	134,558
Policyholders’ dividends	7,507	5,797
Securities sold under agreements to repurchase	5,818	6,218
Cash collateral for loaned securities	3,941	2,973
Income taxes	8,551	6,558
Short-term debt	2,484	2,336
Long-term debt	24,729	24,622
Other liabilities	11,683	12,766
Notes issued by consolidated variable interest entities (includes $1,406 and $282 measured at fair value under the fair value option at December 31, 2012 and 2011, respectively)(1)	1,577	524
Separate account liabilities(1)	253,254	218,380

Total liabilities	670,007	585,403

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,307 and 660,111,264 shares issued at December 31, 2012 and 2011, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2012 and 2011, respectively)	0	0
Additional paid-in capital	24,380	24,293
Common Stock held in treasury, at cost (197,077,940 and 192,072,613 shares at December 31, 2012 and 2011, respectively)	(12,163)	(11,920)
Accumulated other comprehensive income (loss)	10,214	5,245
Retained earnings	16,138	16,629

Total Prudential Financial, Inc. equity	38,575	34,253

Noncontrolling interests	716	588

Total equity	39,291	34,841

TOTAL LIABILITIES AND EQUITY	$709,298	$620,244

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010 (in millions, except per share amounts)

	2012	2011	2010
REVENUES
Premiums	$65,354	$24,301	$18,238
Policy charges and fee income	4,489	3,924	3,323
Net investment income	13,661	13,124	11,865
Asset management fees and other income	2,752	4,850	3,741
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,611)	(2,202)	(3,016)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,274	1,667	2,284
Other realized investment gains (losses), net	(1,104)	3,366	1,782

Total realized investment gains (losses), net	(1,441)	2,831	1,050

Total revenues	84,815	49,030	38,217

BENEFITS AND EXPENSES
Policyholders’ benefits	65,131	23,614	18,285
Interest credited to policyholders’ account balances	4,234	4,484	4,209
Dividends to policyholders	2,176	2,723	2,189
Amortization of deferred policy acquisition costs	1,504	2,695	1,085
General and administrative expenses	11,094	10,605	8,309

Total benefits and expenses	84,139	44,121	34,077

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	676	4,909	4,140

Income taxes:
Current	1,088	447	(368)
Deferred	(884)	1,041	1,611

Total income tax expense (benefit)	204	1,488	1,243

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	472	3,421	2,897
Equity in earnings of operating joint ventures, net of taxes	60	182	82

INCOME FROM CONTINUING OPERATIONS	532	3,603	2,979
Income from discontinued operations, net of taxes	15	35	33

NET INCOME	547	3,638	3,012
Less: Income attributable to noncontrolling interests	78	72	11

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$469	$3,566	$3,001

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$0.91	$7.01	$5.31
Income from discontinued operations, net of taxes	0.04	0.07	0.07

Net income attributable to Prudential Financial, Inc.	$0.95	$7.08	$5.38

Diluted earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$0.91	$6.92	$5.25
Income from discontinued operations, net of taxes	0.03	0.07	0.07

Net income attributable to Prudential Financial, Inc.	$0.94	$6.99	$5.32

Dividends declared per share of Common Stock	$1.60	$1.45	$1.15

Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$11.50	$61.00	$229.00
Income (loss) from discontinued operations, net of taxes	(1.00)	0.00	0.50

Net income attributable to Prudential Financial, Inc.	$10.50	$61.00	$229.50

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

Years December 31, 2012, 2011 and 2010 (in millions)

	2012	2011	2010
NET INCOME	$547	$3,638	$3,012
Other comprehensive income, before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments for the period	(269)	296	424
Reclassification adjustment for amounts included in net income	6	19	(7)

Total	(263)	315	417

Net unrealized investment gains:
Unrealized investment gains for the period	8,596	4,169	3,919
Reclassification adjustment for (gains) losses included in net income	36	(335)	84

Total	8,632	3,834	4,003

Defined benefit pension and postretirement unrecognized net periodic benefit:
Prior service cost for the period	62	72	0
Actuarial gain (loss) for the period	(890)	(465)	396
Impact of foreign currency changes and other	28	7	(4)
Amortization of transition obligation, prior service cost and actuarial gain (loss) included in net income	101	89	89

Total	(699)	(297)	481

Other comprehensive income, before tax	7,670	3,852	4,901
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(118)	118	59
Net unrealized investment gains	3,035	1,274	1,330
Defined benefit pension and postretirement unrecognized net periodic benefit	(250)	(91)	170

Total	2,667	1,301	1,559
Other comprehensive income, net of taxes	5,003	2,551	3,342

Comprehensive Income	5,550	6,189	6,354
Less: Comprehensive income attributable to noncontrolling interests	112	28	26

Comprehensive income attributable to Prudential Financial, Inc.	$5,438	$6,161	$6,328

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2012, 2011 and 2010 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$6	$23,235	$13,787	$(11,390)	$(443)	$25,195	$534	$25,729
Impact of adoption of accounting changes			(2,358)		(234)	(2,592)		(2,592)
Common Stock issued		970				970		970
Contributions from noncontrolling interests							7	7
Distributions to noncontrolling interests							(53)	(53)
Consolidations/deconsolidations of noncontrolling interests		(2)				(2)	(1)	(3)
Stock-based compensation programs		20	(18)	217		219		219
Dividends declared on Common Stock			(564)			(564)		(564)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,001			3,001	11	3,012
Other comprehensive income, net of tax					3,327	3,327	15	3,342

Total comprehensive income						6,328	26	6,354

Balance, December 31, 2010	6	24,223	13,829	(11,173)	2,650	29,535	513	30,048
Common Stock acquired				(999)		(999)		(999)
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(15)	(15)
Consolidations/deconsolidations of noncontrolling interests		0				0	53	53
Stock-based compensation programs		70	(58)	252		264		264
Dividends declared on Common Stock			(689)			(689)		(689)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,566			3,566	72	3,638
Other comprehensive income, net of tax					2,595	2,595	(44)	2,551

Total comprehensive income						6,161	28	6,189

Balance, December 31, 2011	6	24,293	16,629	(11,920)	5,245	34,253	588	34,841
Common Stock acquired				(650)		(650)		(650)
Contributions from noncontrolling interests						0	4	4
Distributions to noncontrolling interests						0	(85)	(85)
Consolidations/deconsolidations of noncontrolling interests		0				0	97	97
Stock-based compensation programs		87	(192)	407		302		302
Dividends declared on Common Stock			(749)			(749)		(749)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			469			469	78	547
Other comprehensive income, net of tax					4,969	4,969	34	5,003

Total comprehensive income						5,438	112	5,550

Balance, December 31, 2012	$6	$24,380	$16,138	$(12,163)	$10,214	$38,575	$716	$39,291

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010 (in millions)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$547	$3,638	$3,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	1,441	(2,831)	(1,050)
Policy charges and fee income	(1,412)	(1,147)	(978)
Interest credited to policyholders’ account balances	4,234	4,484	4,209
Depreciation and amortization	302	290	(104)
(Gains) losses on trading account assets supporting insurance liabilities, net	(613)	(235)	(501)
Change in:
Deferred policy acquisition costs	(2,061)	(376)	(1,376)
Future policy benefits and other insurance liabilities	17,784	6,799	4,497
Other trading account assets	(33)	329	(644)
Income taxes	527	(83)	(1,133)
Other, net	193	1,509	610

Cash flows from operating activities	20,909	12,377	6,542

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	38,678	42,548	28,561
Fixed maturities, held-to-maturity	528	455	470
Trading account assets supporting insurance liabilities and other trading account assets	15,347	22,388	39,150
Equity securities, available-for-sale	4,202	3,742	2,485
Commercial mortgage and other loans	5,327	4,814	4,379
Policy loans	2,241	2,035	1,714
Other long-term investments	1,474	2,120	1,071
Short-term investments	28,123	27,098	20,896
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(52,212)	(52,045)	(38,213)
Fixed maturities, held-to-maturity	(18)	(76)	(199)
Trading account assets supporting insurance liabilities and other trading account assets	(16,115)	(23,684)	(39,744)
Equity securities, available-for-sale	(4,001)	(3,080)	(2,461)
Commercial mortgage and other loans	(7,066)	(6,829)	(4,760)
Policy loans	(2,012)	(1,815)	(1,547)
Other long-term investments	(1,736)	(1,865)	(824)
Short-term investments	(28,323)	(26,962)	(19,922)
Acquisitions, net of cash acquired.	0	(2,321)	0
Other, net	143	182	422

Cash flows used in investing activities	(15,420)	(13,295)	(8,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	22,822	24,336	22,271
Policyholders’ account withdrawals	(24,014)	(22,564)	(22,176)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	584	1,126	(863)
Proceeds from the issuance of Common Stock	0	0	970
Cash dividends paid on Common Stock	(749)	(685)	(556)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(583)	104	684
Common Stock acquired	(650)	(999)	0
Common Stock reissued for exercise of stock options	150	122	98
Proceeds from the issuance of debt (maturities longer than 90 days)	4,662	2,266	4,561
Repayments of debt (maturities longer than 90 days)	(3,391)	(1,739)	(3,738)
Excess tax benefits from share-based payment arrangements	51	20	12
Change in bank deposits	(1,730)	(22)	230
Other, net	1,562	153	139

Cash flows from (used in) financing activities	(1,305)	2,099	1,613

Effect of foreign exchange rate changes on cash balances	(335)	155	118
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,849	1,336	(249)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,251	12,915	13,164

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,100	$14,251	$12,915

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$501	$809	$893
Interest paid	$1,349	$1,285	$1,197
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$211	$77	$74
Federal Home Loan Bank of New York debt reissued as funding agreements and reported as policyholder account balances	$445	$0	$0
Assets received and related liabilities recorded from two significant Pension Risk Transfer transactions	$33,423	$0	$0

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously-acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2012 and 2011 include the assets and liabilities of Gibraltar Life as of November 30, 2012 and 2011, respectively, and for the years ended December 31, 2012, 2011 and 2010, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2012, 2011 and 2010, respectively.

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

Out of Period Adjustments

During 2012, the Company recorded out of period adjustments resulting in an aggregate net decrease of $170 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2012. Such adjustments primarily resulted from two items previously disclosed in the second quarter and one item identified in the fourth quarter. These adjustments were 1) a decline in the value of a real estate-related investment, where, based on a review of the underlying collateral and a related guarantee, the Company determined that impairments of $75 million should be recognized, of which $61 million should have been recorded in prior years; 2) an increase of $61 million in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders which should have been reflected in the third quarter of 2011; and 3) an increase of $54 million in recorded liabilities for certain employee benefits based on a review of the consistency of recognition of such liabilities across the Company which should have been recorded in prior years. Management has evaluated the adjustments and concluded they were not material to any previously reported quarterly or annual financial statements or to the current year. For additional information on the impact of these adjustments to our operating segments, see Note 22.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

“Asset management fees and other income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.” Interest and dividend income from these investments is reported in “Net investment income” and, for those related to the Company’s global commodities group, in “Income from discontinued operations, net of taxes.”

Equity securities available-for-sale are comprised of common stock, mutual fund shares, non-redeemable preferred stock, and certain perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Impaired loans include those loans for which it is probable that amounts due will not all be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 4 for additional information about the Company’s past due loans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Asset management fees and other income.” Income and expenses related to these transactions executed within the Company’s global commodities group are reported in “Income from discontinued operations, net of taxes.”

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

“Other long-term investments” consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 5 for additional information about variable interest entities.

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

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, short-term debt

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

securities issued by government sponsored entities and other highly liquid debt instruments. Short-term investments held in the Company’s former broker-dealer operations were marked-to-market through “Income from discontinued operations, net of taxes.”

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

An other-than-temporary impairment is recognized in earnings for a debt security in an unrealized loss position when the Company either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a non-functional currency denominated security in an unrealized loss position due to currency exchange rates approaches maturity.

When an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria or the foreign currency translation loss is not expected to be recovered before maturity, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of AOCI.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) primarily include commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of estimated gross profits, estimated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate. The effect of changes to estimated gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity contracts (other than single premium group annuities with life contingencies), acquisition costs are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate-, bank- and trust-owned life insurance contracts, acquisition costs are deferred and amortized in proportion to lives insured. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Value of Business Acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired, at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company has established a VOBA asset primarily for its acquired traditional life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. The majority of the VOBA balance relates to the business acquired as part of the acquisition of the Star and Edison Businesses in 2011. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional life insurance products and accident and health products with fixed benefits, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of VOBA is amortized based on estimated gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in estimated gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised. VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA and Note 3 for additional information regarding the VOBA asset related to the acquisition of the Star and Edison Businesses.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 11 for additional information regarding separate account arrangements with contractual guarantees. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In accordance with accounting guidance, the Company may first perform a qualitative goodwill assessment to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors such as macroeconomic conditions; industry and market considerations; cost factors and other are used to assess the validity of goodwill. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test, as described above, is not necessary. If, however, the Company concludes otherwise, then the Company must perform the first step of the two-step impairment test by comparing the reporting unit’s fair value with its carrying value including goodwill. If the carrying value exceeds fair value, then the Company must perform the second step of the goodwill impairment test to measure the impairment loss, if any.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Foreign Currency

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of operations and financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related qualifying hedge gains and losses and income taxes, in AOCI. Gains and losses resulting from the remeasurement of foreign currency transactions are reported in either AOCI or current earnings in “Asset management fees and other income” depending on the nature of the related foreign currency denominated asset or liability.

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded either in current period earnings if the hedge transaction is a fair value hedge (e.g., a hedge of a recognized foreign currency asset or liability) or in AOCI if the hedge transaction is a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within AOCI.

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of AOCI related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

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

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Adoption of New Accounting Pronouncements

In December 2012, the Company adopted retrospectively a change in method of applying an accounting principle for the Company’s pension plans. The change in accounting method relates to the calculation of market related value of pension plan assets, used to determine net periodic pension cost. The impact of this change in accounting method on net income for the year ended December 31, 2012 was an increase of $96 million ($0.21 diluted earnings per share of Common stock). In addition, this change resulted in a cumulative increase of $144 million in retained earnings previously reported for December 31, 2009, with a corresponding decrease in AOCI. For additional information on the change in accounting method for the Company’s pension plans, see Note 18.

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. Retained earnings and AOCI previously reported for December 31, 2009 were reduced $2,358 million and $90 million, respectively, as a result of this retrospective adoption. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company adopted this guidance effective January 1, 2012 and applied the retrospective method of adoption. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables present amounts as previously reported for the periods indicated, the effect on those amounts of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, as well as the effect of retrospective application of a change in accounting principle for the Company’s pension plans as also discussed above.

Consolidated Statement of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of DAC Change	Effect of Pension Accounting Change	As Currently Reported
	(in millions)
Deferred policy acquisition costs	$16,790	$(4,273)	$0	$12,517
Other assets	12,215	(4)	0	12,211
TOTAL ASSETS	624,521	(4,277)	0	620,244

Future policy benefits	170,459	212	0	170,671
Policyholders’ account balances	134,552	6	0	134,558
Income taxes	8,083	(1,525)	0	6,558
Total liabilities	586,710	(1,307)	0	585,403

Accumulated other comprehensive income (loss)	5,563	(145)	(173)	5,245
Retained earnings	19,281	(2,825)	173	16,629
Total Prudential Financial, Inc. equity	37,223	(2,970)	0	34,253
Total equity	37,811	(2,970)	0	34,841
TOTAL LIABILITIES AND EQUITY	$624,521	$(4,277)	$0	$620,244

Consolidated Statement of Operations:

	Year Ended December 31, 2011
	As Previously Reported	Effect of DAC Change	Effect of Pension Accounting Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$24,338	$(37)	$0	$24,301
Asset management fees and other income	4,828	22	0	4,850
Total revenues	49,045	(15)	0	49,030
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	3,292	(597)	0	2,695
General and administrative expenses	9,815	827	(37)	10,605
Total benefits and expenses	43,928	230	(37)	44,121
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	5,117	(245)	37	4,909
Income tax expense	1,599	(124)	13	1,488
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,518	(121)	24	3,421
Equity in earnings of operating joint ventures, net of tax	185	(3)	0	182
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,703	(124)	24	3,603
NET INCOME (LOSS)	3,738	(124)	24	3,638
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,666	$(124)	$24	$3,566
EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$7.23	$(0.27)	$0.05	$7.01
Net income attributable to Prudential Financial, Inc.	$7.31	$(0.28)	$0.05	$7.08
Diluted earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$7.14	$(0.27)	$0.05	$6.92
Net income attributable to Prudential Financial, Inc.	$7.22	$(0.28)	$0.05	$6.99
Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$55.50	$5.50	$0	$61.00
Net income attributable to Prudential Financial, Inc.	$55.50	$5.50	$0	$61.00

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	As Previously Reported	Effect of DAC Change	Effect of Pension Accounting Change	As Currently Reported
	(in millions)
REVENUES
Premiums	$18,260	$(22)	$0	$18,238
Policy charges and fee income	3,321	2	0	3,323
Asset management fees and other income	3,704	37	0	3,741
Total revenues	38,200	17	0	38,217
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,437	(352)	0	1,085
General and administrative expenses	7,688	630	(9)	8,309
Total benefits and expenses	33,808	278	(9)	34,077
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,392	(261)	9	4,140
Income tax expense	1,303	(63)	3	1,243
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,089	(198)	6	2,897
Equity in earnings of operating joint ventures, net of tax	84	(2)	0	82
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,173	(200)	6	2,979
NET INCOME (LOSS)	3,206	(200)	6	3,012
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,195	$(200)	$6	$3,001
EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$5.75	$(0.45)	$0.01	$5.31
Net income attributable to Prudential Financial, Inc.	$5.82	$(0.46)	$0.02	$5.38
Diluted earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$5.68	$(0.44)	$0.01	$5.25
Net income attributable to Prudential Financial, Inc.	$5.75	$(0.45)	$0.02	$5.32
Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$222.00	$7.00	$0.00	$229.00
Net income attributable to Prudential Financial, Inc.	$222.50	$7.00	$0.00	$229.50

Consolidated Statement of Cash Flows:

	Year Ended December 31, 2011
	As Previously Reported	Effect of DAC Change	Effect of Pension Accounting Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,738	$(124)	$24	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Deferred policy acquisition costs	(605)	229	0	(376)
Future policy benefits and other insurance liabilities	6,761	38	0	6,799
Other, net	1,676	(143)	(24)	1,509
Cash flows from operating activities	$12,377	$0	$0	$12,377

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	As Previously Reported	Effect of DAC Change	Effect of Pension Accounting Change	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,206	$(200)	$6	$3,012
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(976)	(2)	0	(978)
Change in:
Deferred policy acquisition costs	(1,654)	278	0	(1,376)
Future policy benefits and other insurance liabilities	4,475	22	0	4,497
Other, net	714	(98)	(6)	610
Cash flows from operating activities	$6,542	$0	$0	$6,542

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the application of the goodwill impairment test. The updated guidance allows an entity to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it must perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and to proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s early adoption of this guidance, as permitted, effective December 31, 2011, had no impact on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Consolidated Financial Statements included herein reflect the adoption of this updated guidance.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 20. Adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Future Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. This guidance is not expected to impact the Company’s consolidated statements of financial position or cash flows. The Company is currently assessing the impact of this guidance on the Company’s consolidated statements of operations and equity and the notes to consolidated financial statements.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $135 billion. This acquisition increases the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities were Japanese corporations and their businesses were in Japan, increasing the Company’s scale in the Japanese insurance market. On January 1, 2012, Star and Edison were merged into the Gibraltar Life Insurance Company, Ltd.

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

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at February 1, 2011 (the “Acquisition Date”):

(in millions)
Total invested assets at fair value(1)	$43,103
Cash and cash equivalents	1,813
Accrued investment income	348
Value of business acquired (“VOBA”)	3,769
Goodwill	173
Other assets(1)	880

Total assets acquired	50,086

Future policy benefits	22,202
Policyholders’ account balances(2)	22,785
Long-term debt	496
Other liabilities	390

Total liabilities assumed	45,873

Net assets acquired	$4,213

(1)	Total invested assets, at fair value, include $55 million of related party assets. Other assets include $86 million of related party assets.
(2)	Includes investment contracts reported at fair value, which exceeded the account value by $646 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table provides estimated future amortization of VOBA, net of interest, assuming December 31, 2012 end of period foreign currency exchange rates remain constant, relating to the Star and Edison Businesses for the periods indicated.

(in millions)
2013	$362
2014	$310
2015	$262
2016	$228
2017	$201

Information regarding the change in VOBA is as follows:

(in millions)
Balance as of Acquisition Date	$3,769
Amortization	(491)
Interest	41
Foreign currency translation	171

Balance as of December 31, 2011	$3,490
Amortization	(483)
Interest	42
Foreign currency translation	(184)

Balance as of December 31, 2012	$2,865

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

Results of the Star and Edison Businesses since the Acquisition Date

The following table presents selected financial information reflecting results for the Star and Edison Businesses, prior to merging into the Gibraltar Life Insurance Company, Ltd. on January 1, 2012, that are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011:

$ in millions
Total revenues(1)	$4,872
Income from continuing operations(1)	545

(1)	Includes 10 months of results for the Star and Edison Businesses (February 1, 2011 through November 30, 2011) as discussed in Note 1.

The results of the Star and Edison Businesses in the table above include a pre-tax charge of $27 million for estimated claims and expenses arising from the 2011 earthquake in Japan. The results of the Star and Edison Businesses in the table above do not reflect the impact of transaction and integration costs on the Company’s results. Transaction costs represent costs directly related to effecting the acquisition. Integration costs are costs associated with the integration of the core operations of the Star and Edison Businesses with the Gibraltar Life operations. Both transaction and integration costs are expensed as incurred and are included in “General and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

administrative expenses.” For the years ended December 31, 2012 and 2011, the Company incurred $138 million and $213 million, respectively, of transaction and integration costs reflected in the International Insurance segment.

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

	Year Ended December 31,
	2011	2010
	(in millions, except per share amount)
Total revenues	$50,350	$42,613
Income from continuing operations	$3,768	$3,033
Net income attributable to Prudential Financial, Inc.	$3,731	$3,054
Earnings per share
Financial Services Businesses
Basic earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$7.35	$5.25
Net income attributable to Prudential Financial, Inc.	$7.42	$5.31
Diluted earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$7.26	$5.19
Net income attributable to Prudential Financial, Inc.	$7.33	$5.25
Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$61.00	$229.00
Net income attributable to Prudential Financial, Inc.	$61.00	$229.50

Sale of Real Estate Brokerage Franchise and Relocation Services Business

On December 6, 2011, the Company sold its real estate brokerage franchise and relocation services business (“PRERS”) to Brookfield Asset Management, Inc. The Prudential Real Estate Financial Services Company of America Inc. (“PREFSA”), a finance subsidiary of the Company with investments in a limited number of real estate brokerage franchises, was excluded from the transaction. The proceeds from the sale, before transaction related expenses, were $108 million and resulted in a pre-tax gain of $49 million and an after tax gain of $62 million.

Under the sale agreement, the real estate brokerage franchisees may continue to use the Company’s trademark, based on the terms of their respective franchise agreements. In addition, the Company had agreed to provide certain Brookfield affiliates with transitional financing for the transferred relocation services business. This transitional financing was terminated on October 26, 2012.

PRERS did not qualify as a Discontinued Operation due to the continuing involvement through the financing provided to Brookfield and the retained equity in PREFSA. Results related to PRERS and PREFSA are included in Corporate and Other operations as a divested business.

Acquisition of Hyundai Investment and Securities Co., Ltd.

In 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. In January, 2008, the Company

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2012	2011	2010
	(in millions)
Real estate investments sold or held for sale(1)	$22	$37	$7
Global commodities business(2)	0	16	30
Korean asset management operations(3)	0	0	37
Mexican asset management operations(4)	0	0	6
Other	1	0	1

Income from discontinued operations before income taxes	23	53	81
Income tax expense	8	18	48

Income from discontinued operations, net of taxes	$15	$35	$33

(1)	Reflects the income from discontinued real estate investments.
(2)	In 2011, the Company completed the sale of all the issued and outstanding shares of capital stock of the subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business to Jefferies Group, Inc. (“Jefferies”). Subsidiaries included in the sale were Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. The Company received cash proceeds of $422 million. Included in the table above for the year ended December 31, 2011, are after-tax losses of $17 million recorded in connection with the sale of these operations, consisting of pre-tax losses of $18 million and income tax benefit of $1 million.
(3)	In 2010, the Company completed the sale of Prudential Investment & Securities Co. Ltd. and Prudential Asset Management Co. Ltd., which together comprised the Company’s Korean asset management operations. Included within the table above for the year ended December 31, 2010, is an after-tax loss of $5 million recorded in connection with the sale of these operations, consisting of a pre-tax gain of $29 million and income tax expense of $34 million.
(4)	In 2009 the Company completed the sale of its mutual fund and banking operations in Mexico. Included within the table above for the year ended December 31, 2010 is $6 million pre-tax gains recorded in connection with the sale of this business.

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $13 million and $0 million, respectively, at December 31, 2012 and $464 million and $7 million, respectively, at December 31, 2011.

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

Notes to Consolidated Financial Statements

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,973	$3,448	$35	$17,386	$0
Obligations of U.S. states and their political subdivisions	2,952	505	5	3,452	0
Foreign government bonds	81,578	6,778	66	88,290	1
Corporate securities	146,924	13,996	1,589	159,331	(2)
Asset-backed securities(1)	11,846	221	731	11,336	(964)
Commercial mortgage-backed securities	11,228	726	17	11,937	5
Residential mortgage-backed securities(2)	9,153	484	33	9,604	(11)

Total fixed maturities, available-for-sale	$277,654	$26,158	$2,476	$301,336	$(971)

Equity securities, available-for-sale	$6,759	$1,573	$55	$8,277

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,142	$108	$0	$1,250	$0
Corporate securities(4)	1,065	37	67	1,035	0
Asset-backed securities(1)	1,001	66	0	1,067	0
Commercial mortgage-backed securities	302	49	0	351	0
Residential mortgage-backed securities(2)	758	50	0	808	0

Total fixed maturities, held-to-maturity(4)	$4,268	$310	$67	$4,511	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $778 million of net available-for-sale unrealized gains on impaired securities and $1 million of net held-to-maturity unrealized losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2011(3)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,270	$2,880	$18	$15,132	$0
Obligations of U.S. states and their political subdivisions	2,410	332	2	2,740	0
Foreign government bonds	72,508	4,696	169	77,035	0
Corporate securities	119,967	10,200	3,055	127,112	(22)
Asset-backed securities(1)	12,346	172	1,825	10,693	(1,199)
Commercial mortgage-backed securities	11,519	669	108	12,080	8
Residential mortgage-backed securities(2)	9,404	531	79	9,856	(13)

Total fixed maturities, available-for-sale	$240,424	$19,480	$5,256	$254,648	$(1,226)

Equity securities, available-for-sale	$6,922	$1,061	$448	$7,535

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,260	$128	$0	$1,388	$0
Corporate securities(5)	1,157	21	98	1,080	0
Asset-backed securities(1)	1,213	62	0	1,275	0
Commercial mortgage-backed securities	428	69	0	497	0
Residential mortgage-backed securities(2)	1,049	65	0	1,114	0

Total fixed maturities, held-to-maturity(5)	$5,107	$345	$98	$5,354	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Prior period’s amounts are presented on a basis consistent with the current period presentation.
(4)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $223 million of net unrealized gains on impaired available-for-sale securities and $0 of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(5)	Excludes notes with amortized cost of $500 million (fair value, $519 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2012, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$11,592	$11,791	$0	$0
Due after one year through five years	48,308	50,703	97	100
Due after five years through ten years	63,167	69,323	358	369
Due after ten years(1)	122,360	136,642	1,752	1,816
Asset-backed securities	11,846	11,336	1,001	1,067
Commercial mortgage-backed securities	11,228	11,937	302	351
Residential mortgage-backed securities	9,153	9,604	758	808

Total	$277,654	$301,336	$4,268	$4,511

(1)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$15,919	$24,834	$11,214
Proceeds from maturities/repayments	21,897	17,660	17,346
Gross investment gains from sales, prepayments, and maturities	659	1,100	714
Gross investment losses from sales and maturities	(359)	(335)	(226)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0
Proceeds from maturities/repayments	530	457	470
Equity securities, available-for-sale
Proceeds from sales	$4,189	$3,750	$2,467
Gross investment gains from sales	422	506	364
Gross investment losses from sales	(273)	(249)	(67)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(337)	$(535)	$(732)
Writedowns for impairments on equity securities	(125)	(112)	(112)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31,
	2012	2011
	(in millions)
Balance, beginning of period	$1,475	$1,493
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(384)	(379)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(88)	(32)
Credit loss impairment recognized in the current period on securities not previously impaired	33	49
Additional credit loss impairments recognized in the current period on securities previously impaired	94	317
Increases due to the passage of time on previously recorded credit losses	63	58
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(27)	(31)

Balance, end of period	$1,166	$1,475

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	December 31, 2012		December 31, 2011(3)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$938	$938	$951	$951
Fixed maturities:
Corporate securities	11,076	12,107	10,369	11,113
Commercial mortgage-backed securities	2,096	2,229	2,157	2,247
Residential mortgage-backed securities(1)	1,965	2,026	1,786	1,844
Asset-backed securities(2)	1,179	1,116	1,504	1,367
Foreign government bonds	683	708	599	608
U.S. government authorities and agencies and obligations of U.S. states	369	426	413	440

Total fixed maturities	17,368	18,612	16,828	17,619

Equity securities	943	1,040	1,050	911

Total trading account assets supporting insurance liabilities	$19,249	$20,590	$18,829	$19,481

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The net change in unrealized gains / (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $689 million, $209 million and $415 million during the years ended December 31, 2012, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$42	$42	$4	$3
Fixed maturities	2,196	2,132	1,684	1,491
Equity securities	1,363	1,437	1,682	1,621
Other	3	6	15	19

Subtotal	$3,604	$3,617	$3,385	$3,134

Derivative instruments		2,711		2,411

Total other trading account assets	$3,604	$6,328	$3,385	$5,545

The net change in unrealized gains / (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $264 million, $63 million and $57 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of December 31, 2012 and 2011, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$66,590	$70,997	$60,323	$63,846
Fixed maturities, held-to-maturity	1,118	1,223	1,260	1,388
Trading account assets supporting insurance liabilities	513	524	471	483
Other trading account assets	39	40	40	40
Short-term investments	0	0	0	0
Cash equivalents	1,637	1,637	0	0

Total	$69,897	$74,421	$62,094	$65,757

Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$5,837	$6,883	$4,678	$5,240
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	62	63	17	18
Other trading account assets	2	2	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$5,901	$6,948	$4,697	$5,260

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$6,890	20.1%	$6,391	19.8%
Retail	8,190	23.9	7,309	22.7
Apartments/Multi-Family	5,235	15.3	5,277	16.4
Industrial	7,636	22.3	7,049	21.8
Hospitality	1,322	3.9	1,486	4.6
Other	2,841	8.3	2,707	8.4

Total commercial mortgage loans	32,114	93.8	30,219	93.7
Agricultural property loans	2,122	6.2	2,046	6.3

Total commercial and agricultural mortgage loans by property type	34,236	100.0%	32,265	100.0%

Valuation allowance	(229)		(313)

Total net commercial mortgage and agricultural loans by property type	34,007		31,952

Other loans
Uncollateralized loans	1,836		2,323
Residential property loans	790		1,034
Other collateralized loans	140		176

Total other loans	2,766		3,533
Valuation allowance	(40)		(54)

Total net other loans	2,726		3,479

Total commercial mortgage and other loans(1)	$36,733		$35,431

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (27%), New York (11%) and Texas (8%) at December 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2010	$497	$8	$17	$20	$33	$575
Addition to / (release of) allowance of losses	(94)	11	(2)	13	1	(71)
Charge-offs, net of recoveries	(109)	0	0	(15)	(15)	(139)
Change in foreign exchange	0	0	1	0	1	2

Total Ending Balance, 2011	$294	$19	$16	$18	$20	$367

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2011	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(20)	1	(4)	(6)	(2)	(31)
Charge-offs, net of recoveries	(65)	0	0	0	0	(65)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total Ending Balance, 2012	$209	$20	$11	$12	$17	$269

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, for the years ended December 31:

	2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$49	$12	$0	$12	$0	$73
Ending balance: collectively evaluated for impairment	160	8	11	0	17	196
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$209	$20	$11	$12	$17	$269

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,011	$49	$0	$93	$3	$1,156
Ending balance gross of reserves: collectively evaluated for impairment	31,103	2,073	790	47	1,833	35,846
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$32,114	$2,122	$790	$140	$1,836	$37,002

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

	2011
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$120	$11	$0	$18	$0	$149
Ending balance: collectively evaluated for impairment	174	8	16	0	20	218
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$294	$19	$16	$18	$20	$367

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,903	$45	$0	$110	$92	$2,150
Ending balance gross of reserves: collectively evaluated for impairment	28,316	2,001	1,034	66	2,231	33,648
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$30,219	$2,046	$1,034	$176	$2,323	$35,798

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, for the years ended December 31, are as follows:

	2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$27	$166	$0	$54	$4
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	4	0

Total with no related allowance	$27	$168	$0	$58	$4

With an allowance recorded:
Commercial mortgage loans	$185	$185	$50	$351	$8
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$219	$219	$73	$386	$8

Total:
Commercial mortgage loans(4)	$212	$351	$50	$405	$12
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	2	0	4	0

Total	$246	$387	$73	$444	$12

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairment occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2011
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$19	$101	$0	$35	$1
Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	6	13	0	6	0

Total with no related allowance	$25	$114	$0	$42	$1

With an allowance recorded:
Commercial mortgage loans	$513	$513	$120	$674	$10
Agricultural property loans	19	19	11	14	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	0	0	0	13	0

Total with related allowance	$553	$553	$149	$737	$12

Total:
Commercial mortgage loans(4)	$532	$614	$120	$709	$11
Agricultural property loans	19	19	11	15	0
Residential property loans	0	0	0	5	0
Other collateralized loans	21	21	18	31	2
Uncollateralized loans	6	13	0	19	0

Total	$578	$667	$149	$779	$13

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of December 31, 2012 and 2011, was $114 million and $514 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of December 31, 2012 and 2011, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables set forth the credit quality indicators as of December 31, 2012, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—December 31, 2012
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$15,089	$487	$188	$15,764
60%-69.99%	9,263	801	36	10,100
70%-79.99%	3,689	776	217	4,682
Greater than 80%	219	770	579	1,568

Total commercial mortgage loans	$28,260	$2,834	$1,020	$32,114

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2012
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$1,635	$186	$44	$1,865
60%-69.99%	213	0	0	213
70%-79.99%	0	0	0	0
Greater than 80%	0	0	44	44

Total agricultural property loans	$1,848	$186	$88	$2,122

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—December 31, 2012
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$16,724	$673	$232	$17,629
60%-69.99%	9,476	801	36	10,313
70%-79.99%	3,689	776	217	4,682
Greater than 80%	219	770	623	1,612

Total commercial and agricultural mortgage loans	$30,108	$3,020	$1,108	$34,236

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables set forth the credit quality indicators as of December 31, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$12,748	$551	$233	$13,532
60%-69.99%	7,974	721	255	8,950
70%-79.99%	3,761	1,298	218	5,277
Greater than 80%	909	388	1,163	2,460

Total commercial mortgage loans	$25,392	$2,958	$1,869	$30,219

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$1,510	$154	$3	$1,667
60%-69.99%	341	0	0	341
70%-79.99%	0	0	0	0
Greater than 80%	0	0	38	38

Total agricultural property loans	$1,851	$154	$41	$2,046

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—December 31, 2011
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$14,258	$705	$236	$15,199
60%-69.99%	8,315	721	255	9,291
70%-79.99%	3,761	1,298	218	5,277
Greater than 80%	909	388	1,201	2,498

Total commercial and agricultural mortgage loans	$27,243	$3,112	$1,910	$32,265

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	As of December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$31,943	$43	$91	$0	$37	$171	$32,114	$190
Agricultural property loans	2,077	0	0	0	45	45	2,122	49
Residential property loans	759	12	5	0	14	31	790	14
Other collateralized loans	139	0	0	0	1	1	140	17
Uncollateralized loans	1,836	0	0	0	0	0	1,836	3

Total	$36,754	$55	$96	$0	$97	$248	$37,002	$273

	As of December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days-Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$30,060	$18	$12	$0	$129	$159	$30,219	$626
Agricultural property loans	2,005	0	1	1	39	41	2,046	44
Residential property loans	988	22	6	0	18	46	1,034	18
Other collateralized loans	174	0	0	0	2	2	176	15
Uncollateralized loans	2,323	0	0	0	0	0	2,323	8

Total	$35,550	$40	$19	$1	$188	$248	$35,798	$711

See Note 2 for further discussion regarding nonaccrual status loans.

For the year ended December 31, 2012, there were $47 million of commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale. For the year ended December 31, 2011, there were $838 million of commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were $183 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The commercial mortgage and other loans involved in a trouble debt restructuring pre-modification outstanding recorded investment have been adjusted for any partial payoffs, and exclude troubled debt restructurings where the Company has received assets, other than loans, in full satisfaction of the loan. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

For the years ended December 31, 2012 and 2011, there was an adjusted pre-modification outstanding recorded investment of $20 million and $383 million respectively, and post-modification outstanding recorded investment of $18 million and $338 million respectively, related to commercial mortgage loans. The amount of payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months was less than $1 million as of December 31, 2012.

As of December 31, 2012, the Company committed to fund $6 million to borrowers that have been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Long-Term Investments

“Other long-term investments” are comprised as follows at December 31:

	2012	2011
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$1,250	$1,182
Non-real estate-related	5,623	3,304

Total joint ventures and limited partnerships	6,873	4,486
Real estate held through direct ownership	2,108	2,460
Other	1,047	874

Total other long-term investments	$10,028	$7,820

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $97 million and $172 million as of December 31, 2012 and 2011, respectively. The unaffiliated interest in the consolidated feeder funds was $2 million as of both December 31, 2012 and 2011, and the master funds had gross assets of $1,049 million and $819 million, respectively, and gross liabilities of $791 million and $565 million, respectively, which are not included on the Company’s balance sheet.

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

	At December 31,
	2012	2011
	(in millions)
STATEMENT OF FINANCIAL POSITION
Investments in real estate	$9,470	$7,119
Investments in securities	26,204	15,723
Cash and cash equivalents	1,585	705
Receivables	2,900	463
Property and equipment	88	20
Other assets(1)	1,171	980

Total assets	$41,418	$25,010

Borrowed funds-third party	$2,157	$2,413
Borrowed funds-Prudential	116	64
Payables	614	319
Other liabilities(2)	5,899	1,541

Total liabilities	8,786	4,337
Partners’ capital	32,632	20,673

Total liabilities and partners’ capital	$41,418	$25,010

Total liabilities and partners’ capital included above	$3,778	$3,308
Equity in limited partnership interests not included above	453	200

Carrying value	$4,231	$3,508

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.

	Years ended December 31,
	2012	2011	2010
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$1,145	$885	$479
Income from securities investments	2,695	1,072	1,277
Income from other	716	654	591
Interest expense	(131)	(97)	(117)
Depreciation	(7)	(3)	(8)
Management fees/salary expense	(499)	(161)	(164)
Other expenses	(936)	(664)	(992)

Net earnings (losses)	$2,983	$1,686	$1,066

Equity in net earnings (losses) included above	$188	$377	$161
Equity in net earnings (losses) of limited partnership interests not included above	34	40	61

Total equity in net earnings (losses)	$222	$417	$222

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2012	2011	2010
	(in millions)
Fixed maturities, available-for-sale	$9,800	$9,374	$8,346
Fixed maturities, held-to-maturity	135	140	150
Equity securities, available-for-sale	332	315	285
Trading account assets	890	889	822
Commercial mortgage and other loans	2,014	1,926	1,887
Policy loans	597	598	577
Broker-dealer related receivables	0	0	0
Short-term investments and cash equivalents	46	58	45
Other long-term investments	320	231	152

Gross investment income	14,134	13,531	12,264
Less: investment expenses	(473)	(407)	(399)

Net investment income	$13,661	$13,124	$11,865

Carrying value for non-income producing assets included in fixed maturities and commercial mortgage and other loans totaled $189 million and $9 million, respectively, as of December 31, 2012. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2012.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2012	2011	2010
	(in millions)
Fixed maturities	$(37)	$230	$(244)
Equity securities	24	145	185
Commercial mortgage and other loans	94	122	53
Investment real estate	(20)	(20)	1
Joint ventures and limited partnerships	(2)	26	(41)
Derivatives(1)	(1,500)	2,294	1,090
Other	0	34	6

Realized investment gains (losses), net	$(1,441)	$2,831	$1,050

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$(1,229)	$193	$2	$0	$355	$(679)
Cumulative effect of adoption of accounting principle	0	(52)	0	0	18	(34)
Net investment gains (losses) on investments arising during the period	(37)				13	(24)
Reclassification adjustment for (gains) losses included in net income	461				(158)	303
Reclassification adjustment for OTTI losses excluded from net income(1)	(44)				16	(28)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(123)			44	(79)
Impact of net unrealized investment (gains) losses on future policy benefits			(7)		3	(4)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				334	(116)	218

Balance, December 31, 2010	$(849)	$18	$(5)	$334	$175	$(327)
Net investment gains (losses) on investments arising during the period	(474)				166	(308)
Reclassification adjustment for (gains) losses included in net income	375				(131)	244
Reclassification adjustment for OTTI losses excluded from net income(1)	(55)				19	(36)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(5)			2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits			19		(7)	12
Impact of net unrealized investment (gains) losses on policyholders’ dividends				132	(46)	86

Balance, December 31, 2011	$(1,003)	$13	$14	$466	$178	$(332)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Net investment gains (losses) on investments arising during the period	590				(207)	383
Reclassification adjustment for (gains) losses included in net income	312				(109)	203
Reclassification adjustment for OTTI losses excluded from net income(1)	(93)				33	(60)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(10)			4	(6)
Impact of net unrealized investment (gains) losses on future policy benefits			(11)		5	(6)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(327)	114	(213)

Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2009	$2,885	$(803)	$(509)	$0	$(383)	$1,190
Cumulative effect of adoption of accounting principle	0	147	0	0	(52)	95
Net investment gains (losses) on investments arising during the period	6,709				(2,309)	4,400
Reclassification adjustment for (gains) losses included in net income	(377)				134	(243)
Reclassification adjustment for OTTI losses excluded from net income(2)	44				(14)	30
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(110)			42	(68)
Impact of net unrealized investment (gains) losses on future policy benefits			(392)		140	(252)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,454)	874	(1,580)

Balance, December 31, 2010	$9,261	$(766)	$(901)	$(2,454)	$(1,568)	$3,572

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Net investment gains (losses) on investments arising during the period	7,142				(2,449)	4,693
Reclassification adjustment for (gains) losses included in net income	(710)				250	(460)
Reclassification adjustment for OTTI losses excluded from net income(2)	55				(19)	36
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(413)			141	(272)
Impact of net unrealized investment (gains) losses on future policy benefits			(369)		129	(240)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,865)	673	(1,192)

Balance, December 31, 2011	$15,748	$(1,179)	$(1,270)	$(4,319)	$(2,843)	$6,137
Net investment gains (losses) on investments arising during the period	9,586				(3,373)	6,213
Reclassification adjustment for (gains) losses included in net income	(276)				97	(179)
Reclassification adjustment for OTTI losses excluded from net income(2)	93				(32)	61
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(49)			17	(32)
Impact of net unrealized investment (gains) losses on future policy benefits			126		(43)	83
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,308)	458	(850)

Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2012	2011	2010
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$(194)	$(1,003)	$(849)
Fixed maturity securities, available-for-sale—all other	23,876	15,227	8,078
Equity securities, available-for-sale	1,518	613	1,272
Derivatives designated as cash flow hedges(1)	(257)	(86)	(262)
Other investments(2)	14	(6)	173

Net unrealized gains (losses) on investments	$24,957	$14,745	$8,412

(1)	See Note 21 for more information on cash flow hedges.
(2)	As of December 31, 2012, includes $63 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31:

	2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,191	$33	$42	$2	$2,233	$35
Obligations of U.S. states and their political subdivisions	343	5	5	0	348	5
Foreign government bonds	5,426	55	167	11	5,593	66
Corporate securities	25,051	599	7,961	1,057	33,012	1,656
Commercial mortgage-backed securities	525	3	185	14	710	17
Asset-backed securities	911	11	3,545	720	4,456	731
Residential mortgage-backed securities	773	4	259	29	1,032	33

Total	$35,220	$710	$12,164	$1,833	$47,384	$2,543

Equity securities, available-for-sale	$961	$55	$0	$0	$961	$55

(1)	Includes $526 million of fair value and $67 million of gross unrealized losses at December 31, 2012 on securities classified as held-to-maturity, a portion of which are not reflected in accumulated other comprehensive income.

	2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$870	$8	$130	$10	$1,000	$18
Obligations of U.S. states and their political subdivisions	7	0	46	2	53	2
Foreign government bonds	4,017	182	306	27	4,323	209
Corporate securities	21,419	1,144	9,691	1,969	31,110	3,113
Commercial mortgage-backed securities	917	61	362	47	1,279	108
Asset-backed securities	2,746	40	4,134	1,785	6,880	1,825
Residential mortgage-backed securities	422	19	378	60	800	79

Total	$30,398	$1,454	$15,047	$3,900	$45,445	$5,354

Equity securities, available-for-sale	$2,602	$448	$0	$0	$2,602	$448

(1)	Includes $706 million of fair value and $98 million of gross unrealized losses at December 31, 2011 on securities classified as held-to-maturity, a portion of which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The gross unrealized losses at December 31, 2012 and 2011 are composed of $1,866 million and $3,535 million related to high or highest quality securities based on NAIC or equivalent rating and $677 million and $1,819 million related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2012, the $1,833 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance and consumer cyclical sectors of the Company’s corporate securities. At December 31, 2011, the $3,900 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2012 and 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At December 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2012, $6 million of the gross unrealized losses represented declines of greater than 20%, $4 million of which had been in that position for less than six months. At December 31, 2011, $236 million of the gross unrealized losses represented declines of greater than 20%, $225 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2012 and 2011.

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

	2012	2011
	(in millions)
Fixed maturities(1)	$12,134	$13,070
Trading account assets supporting insurance liabilities	542	738
Other trading account assets	38	46
Separate account assets	3,435	4,073
Equity securities	70	103

Total securities pledged	$16,219	$18,030

(1)	Includes $4 million of fixed maturity securities classified as short-term investments at December 31, 2011.

As of December 31, 2012, the carrying amount of the associated liabilities supported by the pledged collateral was $15,621 million. Of this amount, $5,818 million was “Securities sold under agreements to repurchase,” $3,535 million was “Separate account liabilities,” $3,941 million was “Cash collateral for loaned securities,” $280 million was “Long-term debt,” $100 million was “Short-term debt,” and $1,947 million was “Policyholders’ account balances.” As of December 31, 2011, the carrying amount of the associated liabilities supported by the pledged collateral was $17,408 million. Of this amount, $6,218 million was “Securities sold under agreements to repurchase,” $4,160 million was “Separate account liabilities,” $2,973 million was “Cash collateral for loaned securities,” $725 million was “Long-term debt,” $199 million was “Short-term debt,” $1,500 million was “Policyholders’ account balances,” and $1,388 million was “Other liabilities.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $2,996 million and $2,258 million at December 31, 2012 and 2011, respectively, all of which, for both periods, had either been sold or repledged.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Assets of $80 million and $50 million at December 31, 2012 and 2011, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $594 million and $596 million at December 31, 2012 and 2011, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $183 million and $191 million at December 31, 2012 and 2011, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Bank of New York and Boston. Restricted cash and securities of $67 million and $56 million at December 31, 2012 and 2011, respectively, were included in “Other assets.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the investment manager are reported. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

	December 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$87	$83
Other trading account assets	1,409	271
Commercial mortgage and other loans	127	154
Other long-term investments	22	19
Cash and cash equivalents	9	275
Accrued investment income	0	1
Other assets	1	17

Total assets of consolidated VIEs	$1,655	$820

Notes issued by consolidated VIEs	$1,577	$524
Other liabilities	0	199

Total liabilities of consolidated VIEs	$1,577	$723

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective Variable Interest Entity and does not extend to the general credit of Prudential Financial. As of December 31, 2012, the maturities of these obligations were over five years.

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

	December 31,
	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$115	$129
Fixed maturities, held-to-maturity	1,059	1,191
Trading account assets supporting insurance liabilities	8	8
Other long-term investments	53	141
Accrued investment income	3	5

Total assets of consolidated VIEs	$1,238	$1,474

Total liabilities of consolidated VIEs	$1	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $1,780 million and $3,197 million at December 31, 2012 and 2011, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support that was not contractually required to the trust.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $602 million and $622 million at December 31, 2012 and 2011, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,240 million and $9,819 million as of December 31, 2012 and 2011, respectively. The Company has provided a guarantee to an unconsolidated VIE under which the Company is exposed to potential losses in the amount of $64 million and $97 million as of December 31, 2012 and 2011, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $6,873 million and $4,486 million as of December 31, 2012 and 2011, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.1 billion and $2.6 billion as of December 31, 2012 and 2011, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $314 million and $664 million at December 31, 2012 and 2011, respectively, which includes the fair value of the embedded derivatives.

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2012	2011	2010
	(in millions)
Balance, beginning of year	$12,517	$12,328	$14,578
Impact from adoption of new accounting pronouncement	0	0	(3,754)
Capitalization of commissions, sales and issue expenses	3,565	3,070	2,460
Amortization—Impact of assumption and experience unlocking and true-ups	328	(52)	225
Amortization—All other	(1,832)	(2,643)	(1,310)
Change in unrealized investment gains and losses	(168)	(346)	(233)
Foreign currency translation and other	(310)	160	362

Balance, end of year	$14,100	$12,517	$12,328

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

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2012	2011	2010
	(in millions)
Investment in operating joint ventures(1)	$393	$402	$784
Dividends received from operating joint ventures	$41	$49	$47
After-tax equity earnings of operating joint ventures	$60	$182	$82

(1)	Includes $75 million, $126 million and $459 million related to an indirect investment in China Pacific Group as of December 31, 2012, 2011 and 2010, respectively.

Investments in operating joint ventures

The Company has made investments in operating joint ventures as part of its Asset Management and International Insurance segments and its Corporate and Other operations. The Company’s combined investment in these operating joint ventures includes an indirect investment, through a consortium of investors, in China Pacific Group. The indirect investment in China Pacific Group includes unrealized changes in market value, which are included in accumulated other comprehensive income and relate to the market price of China Pacific Group’s publicly traded shares. The consortium of investors including the Company sold portions of its holdings

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

during the years ended December 31, 2012, 2011 and 2010, resulting in pre-tax gains to the Company of $60 million, $237 million and $66 million, respectively. The consortium of investors sold its remaining investment in China Pacific Group in January 2013. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $22 million, $15 million and $16 million, respectively, of asset management fee income from these transactions.

Former Investment in Afore XXI, S.A. de C.V.

On October 20, 2011, the Company entered into an agreement to sell its stake in Afore XXI, S.A. de C.V., a private pension fund manager in Mexico, to Banorte, a major bank based in Mexico. The transaction was completed on December 2, 2011 and resulted in a pre-tax gain of $96 million to the Asset Management segment. This gain is reflected in “Asset management fees and other income” of the Company’s Consolidated Statements of Operations.

8.    VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2012(1)	2011	2010
	(in millions)
Balance, beginning of year	$3,845	$484	$511
Acquisitions	0	3,769	0
Amortization—Impact of assumption and experience unlocking and true-ups	(31)	(23)	(4)
Amortization—All other	(520)	(555)	(60)
Change in unrealized investment gains and losses	90	(74)	(11)
Interest(2)	62	65	25
Foreign currency translation	(198)	179	23

Balance, end of year	$3,248	$3,845	$484

(1)	The VOBA balances at December 31, 2012 were $227 million, $43 million, $2,865 million and $113 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Gibraltar Life Insurance Company, LTD (“Gibraltar Life”, representing the balances associated with the Edison Inc. and Star Inc. acquisitions), and Aoba Life Insurance Company, LTD. (“Aoba Life”), respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 14, 5, 8 and 6 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life. and Aoba Life, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2012 were 6.40%, 6.18%, 1.28% to 2.87% and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life and Aoba Life, respectively. The interest rates for 2011 were 7.10%, 4.81%, 1.28% to 2.87%, 1.28% to 2.87% and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Edison Inc, Star Inc. and Aoba Life, respectively. The interest rates for 2010 were 7.00%, 4.97%, and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., and Aoba Life, respectively.

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2013	2014	2015	2016	2017
	(in millions)
Estimated future VOBA amortization	$392	$336	$285	$248	$218

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Asset Management	Retirement	International Insurance	Total
	(in millions)
Balance at December 31, 2009:
Gross Goodwill	$242	$444	$23	$709
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	242	444	23	709

2010 Activity:
Other(1)	(3)	0	1	(2)

Balance at December 31, 2010:
Gross Goodwill	239	444	24	707
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	239	444	24	707

2011 Activity:
Acquisitions	0	0	184	184
Other(1)	(1)	0	(2)	(3)

Balance at December 31, 2011:
Gross Goodwill	238	444	206	888
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	238	444	206	888

2012 Activity:
Other(1)	0	0	(15)	(15)

Balance at December 31, 2012:
Gross Goodwill	238	444	191	873
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	$238	$444	$191	$873

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all reporting units that had goodwill at December 31, 2012 and December 31, 2011 and no impairments were needed.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$358	$(192)	$166	$320	$(159)	$161
Customer relationships	287	(173)	114	288	(126)	162
Other	51	(24)	27	25	(21)	4
Not subject to amortization	N/A	N/A	4	N/A	N/A	8

Total			$311			$335

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The fair values of net mortgage servicing rights were $170 million and $164 million at December 31, 2012 and 2011, respectively. Amortization expense for other intangibles was $56 million, $50 million and $45 million for the years ending December 31, 2012, 2011 and 2010, respectively. Amortization expense for other intangibles is expected to be approximately $52 million in 2013, $47 million in 2014, $43 million in 2015, $36 million in 2016 and $29 million in 2017. The amortization expense amounts listed above for 2012, 2011 and 2010 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2012	2011
	(in millions)
Life insurance	$141,486	$131,390
Individual and group annuities and supplementary contracts	57,785	24,840
Other contract liabilities	13,859	11,697

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	213,130	167,927
Unpaid claims and claim adjustment expenses	2,920	2,744

Total future policy benefits	$216,050	$170,671

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 5% and 5% of direct individual life insurance in force at December 31, 2012 and 2011, respectively, and 11%, 17% and 24% of direct individual life insurance premiums for 2012, 2011 and 2010, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.0% to 14.0%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.8% to 11.7%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.1% to 6.7%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long term care, and for certain individual health policies. These reserves are included in “Future policy benefits”, and include amounts relating to net unrealized gains on securities classified as available-for-sale, that is also reported within AOCI on the Consolidated Statements of Financial Position.

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 11 and are primarily reflected in other contract liabilities in the table above.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 3.5% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2012	2011
	(in millions)
Individual annuities	$41,026	$41,717
Group annuities	27,782	27,408
Guaranteed investment contracts and guaranteed interest accounts	16,255	17,441
Funding agreements	3,793	4,795
Interest-sensitive life contracts	23,962	23,342
Dividend accumulation and other	21,595	19,855

Total policyholders’ account balances	$134,413	$134,558

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2012 and 2011 are $1,788 million and $3,244 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion, a Delaware statutory trust issues medium-term notes to investors that are secured by funding agreements issued to the trust by Prudential Insurance. The outstanding notes have fixed or floating interest rates that range from 0.5% to 5.5% and original maturities ranging from five to ten years. Included in the amounts at December 31, 2012 and 2011 is the medium-term note liability, which is carried at amortized cost, of $1,780 million and $3,197 million, respectively, as well as the fair value of qualifying derivative financial instruments associated with these notes of $8 million and $27 million, respectively. For additional details on the FANIP program, see Note 5.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) of $1,947 million and $1,503 million, as of December 31, 2012 and 2011, respectively. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 0.7% to 3.5% and original maturities ranging from three to eight years. For additional details on the FHLBNY program, see Note 14. Interest crediting rates range from 0% to 12.0% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

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

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, timing of annuitization, contract lapses and contractholder mortality.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2012 and 2011, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2012		December 31, 2011
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
	($ in millions)
Annuity Contracts

Return of net deposits
Account value	$98,207	$196	$79,526	$193
Net amount at risk	$829	$33	$2,225	$53
Average attained age of contractholders	62 years	62 years	61 years	61 years

Minimum return or contract value
Account value	$34,299	$109,845	$30,733	$87,939
Net amount at risk	$4,209	$5,072	$5,704	$6,917
Average attained age of contractholders	65 years	62 years	65 years	61 years
Average period remaining until earliest expected annuitization	N/A	0.50 year	N/A	1 year

	December 31,
	2012	2011
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$3,406	$2,915
General account value	$4,960	$4,023
Net amount at risk	$89,881	$78,953
Average attained age of contractholders	48 years	48 years

(1)	Includes income and withdrawal benefits as described herein.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2012	2011
	(in millions)
Equity funds	$73,813	$49,110
Bond funds	40,815	42,791
Balanced funds	524	377
Money market funds	7,763	7,134

Total	$122,915	$99,412

In addition to the amounts invested in separate account investment options above, $9,590 million at December 31, 2012 and $10,848 million at December 31, 2011 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2012, 2011, and 2010, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” As discussed below, the Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2009	$176	$296	$201	$55
Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	(29)	(116)	(20)	0
Incurred guarantee benefits—All other(1)	55	137	55	(259)
Paid guarantee benefits and other	0	(129)	(122)	0

Balance at December 31, 2010	202	188	114	(204)

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	8	94	5	0
Incurred guarantee benefits—All other(1)	71	147	26	3,061
Paid guarantee benefits and other	(2)	(113)	(42)	0
Other(2)	9	3	302	29

Balance at December 31, 2011	288	319	405	2,886

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	18	73	48	0
Incurred guarantee benefits—All other(1)	85	199	54	463
Paid guarantee benefits	(14)	(104)	(32)	0
Other	(6)	1	(16)	(1)

Balance at December 31, 2012	$371	$488	$459	$3,348

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)	Primarily represents amounts acquired from Star and Edison.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder accesses the guaranteed remaining balance through defined annual payments. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs the Company no longer offers) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company hedges or limits its exposure to these risks, excluding those risks that have been deemed suitable to retain and risks that are not able to be hedged, through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate derivatives. The automatic rebalancing element included in the design of certain optional living benefits transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance of the contractholder’s total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the automatic rebalancing element, including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the automatic rebalancing element, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the automatic rebalancing element also include GMDB riders, and as such the GMDB risk in these riders also benefits from the automatic rebalancing element.

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

Sales Inducements
(in millions)
Balance at December 31, 2009	$1,117
Capitalization	431
Amortization—Impact of assumption and experience unlocking and true-ups	52
Amortization—All other	(267)
Change in unrealized investment gains and losses	15

Balance at December 31, 2010	1,348

Capitalization	359
Amortization—Impact of assumption and experience unlocking and true-ups	(81)
Amortization—All other	(645)
Change in unrealized investment gains and losses	20

Balance at December 31, 2011	1,001

Capitalization	259
Amortization—Impact of assumption and experience unlocking and true-ups	189
Amortization—All other	(109)
Change in unrealized investment gains and losses and other	17

Balance at December 31, 2012	$1,357

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in AOCI) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

As of December 31, 2012 and 2011, the Company recognized a policyholder dividend obligation of $885 million and $762 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,478 million and $3,847 million at December 31, 2012 and 2011, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2012 and 2011.

On December 11, 2012, December 13, 2011 and December 14, 2010, Prudential Insurance’s Board of Directors approved a continuation of the Closed Block dividend scales in 2013, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2012	2011
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,839	$51,423
Policyholders’ dividends payable	887	902
Policyholders’ dividend obligation	6,363	4,609
Policyholders’ account balances	5,426	5,484
Other Closed Block liabilities	3,366	4,031

Total Closed Block Liabilities	66,881	66,449

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	41,980	42,024
Other trading account assets, at fair value	224	269
Equity securities, available-for-sale, at fair value	3,225	3,122
Commercial mortgage and other loans	8,747	8,322
Policy loans	5,120	5,296
Other long-term investments	2,094	2,080
Short-term investments	1,194	485

Total investments	62,584	61,598
Cash and cash equivalents	511	1,006
Accrued investment income	550	571
Other Closed Block assets	262	284

Total Closed Block Assets	63,907	63,459

Excess of reported Closed Block Liabilities over Closed Block Assets	2,974	2,990
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	5,467	3,836
Allocated to policyholder dividend obligation	(5,478)	(3,847)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,963	$2,979

Information regarding the policyholder dividend obligation is as follows:

	2012	2011
	(in millions)
Balance, January 1	$4,609	$2,243
Impact from earnings allocable to policyholder dividend obligation	123	636
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,631	1,730

Balance, December 31	$6,363	$4,609

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block revenues and benefits and expenses for the years ended December 31, were as follows:

	2012	2011	2010
	(in millions)
Revenues
Premiums	$2,817	$2,918	$3,007
Net investment income	2,919	2,976	2,994
Realized investment gains (losses), net	243	855	804
Other income	31	38	38

Total Closed Block revenues	6,010	6,787	6,843

Benefits and Expenses
Policyholders’ benefits	3,445	3,482	3,512
Interest credited to policyholders’ account balances	137	139	140
Dividends to policyholders	2,021	2,571	2,071
General and administrative expenses	492	519	540

Total Closed Block benefits and expenses	6,095	6,711	6,263

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(85)	76	580
Income tax expense (benefit)	(103)	67	(38)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	18	9	618
Income (loss) from discontinued operations, net of taxes	(2)	0	1

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$16	$9	$619

13.    REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, to limit the maximum net loss potential arising from large risks and in acquiring or disposing of businesses.

In 2011 and 2012, the Company entered into several reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk associated with the pension benefits of certain named beneficiaries.

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

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. The Company currently reinsures 90% of the mortality risk for most products. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company has historically retained up to $30 million per life, but will reduce its retention limit to $20 million in 2013 on individual contracts. In addition, the Company has reinsured with unaffiliated third parties, 83% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements using the deposit method of accounting.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For the international business, some reinsurance is used to manage risk and volatility, as necessary. A more significant use of reinsurance is to obtain experience with respect to new product offerings.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2012	2011	2010
	(in millions)
Direct premiums	$66,566	$25,526	$19,338
Reinsurance assumed	224	128	163
Reinsurance ceded	(1,436)	(1,353)	(1,263)

Premiums	$65,354	$24,301	$18,238

Direct policy charges and fees	$4,491	$3,894	$3,241
Reinsurance assumed	106	124	140
Reinsurance ceded	(108)	(94)	(58)

Policy charges and fees	$4,489	$3,924	$3,323

Direct policyholder benefits	$66,075	$24,638	$19,246
Reinsurance assumed	435	289	286
Reinsurance ceded	(1,379)	(1,313)	(1,247)

Policyholders’ benefits	$65,131	$23,614	$18,285

Reinsurance recoverables at December 31, are as follows:

	2012	2011
	(in millions)
Individual and group annuities(1)	$631	$722
Life insurance	751	661
Other reinsurance	155	148

Total reinsurance recoverable	$1,537	$1,531

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $628 million and $713 million at December 31, 2012 and 2011, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, four major reinsurance companies account for approximately 57% of the reinsurance recoverable at December 31, 2012. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability, otherwise, an allowance for uncollectible reinsurance would be recorded.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31 is as follows:

	2012	2011
	(in millions)
Commercial paper:
Prudential Financial	$113	$296
Prudential Funding, LLC	359	870

Subtotal commercial paper	472	1,166
Other notes payable(1)	100	209
Current portion of long-term debt(2)	1,912	961

Total short-term debt(3)	$2,484	$2,336

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$156	$545
Daily average commercial paper outstanding	$1,194	$1,368
Weighted average maturity of outstanding commercial paper, in days	21	21
Weighted average interest rate on outstanding short-term debt(4)	0.28%	0.31%

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million and $199 million at December 31, 2012 and 2011, respectively, discussed in more detail below.
(2)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million and $0 million at December 31, 2012 and 2011, respectively
(3)	Includes Prudential Financial debt of $1,847 million and $1,252 million at December 31, 2012 and 2011, respectively.
(4)	Excludes the current portion of long-term debt.

At December 31, 2012 and 2011, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance (“NJDOBI”). Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s tangible net worth at a positive level. Additionally, Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $170 million and $173 million as of December 31, 2012 and 2011, respectively.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2011, the 5% limitation equates to a maximum amount of pledged assets of $7.7 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.4 billion, of which $2.3 billion was outstanding. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of December 31, 2012, Prudential Insurance had pledged qualifying assets with a fair value of $2.9 billion that supported outstanding collateralized advances and collateralized funding agreements. During 2012, a $725 million collateralized advance was re-issued in the form of a funding agreement. Of this amount, $445 million now supports proprietary spread lending and is classified as Policyholders’ account balances, and the remaining $280 million continues to be classified as long term debt. The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.1 billion as of December 31, 2012.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of December 31, 2012, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance (“CTDOI”) permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of December 31, 2012, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.7 billion.

Credit Facilities

As of December 31, 2012, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities consisting of a $2,000 million five-year facility expiring in December 2016 that has Prudential Financial as a borrower and a $1,750 million three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. Each of the facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. In November 2012, Prudential Financial obtained a $250 million loan under the five-year facility to fund short-term operating needs within Asset Management and repaid the loan in December 2012. As of December 31, 2012, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of December 31, 2012 and 2011, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

In addition to the above credit facilities, the Company had access to $870 million of certain other lines of credit at December 31, 2012, of which $815 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2012, $10 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

Long-term Debt

Long-term debt at December 31 is as follows:

	Maturity Dates	Rate	December 31,
			2012	2011
			(in millions)
Fixed-rate notes:
Surplus notes	2015-2025	5.36%-8.30%	$940	$940
Surplus notes subject to set-off arrangements	2021-2022	3.52%-5.22%	1,000	500
Senior notes(1)	2013-2041	2.21%-11.31%	13,537	16,353
Floating-rate notes:
Surplus notes	2016-2052	(2)	3,200	3,200
USD-denominated senior notes	2013-2023	(3)	293	340
Foreign currency-denominated senior notes(4)	(5)	(6)	490	520
Junior subordinated notes	2042-2068	5.63%-9.00%	4,594	1,519
Prudential Holdings, LLC notes (the “IHC debt”):
Series A	2017(7)	(8)	285	333
Series B	2023(7)	7.245%	777	777
Series C	2023(7)	8.695%	613	640

Subtotal			25,729	25,122

Less: assets under set-off arrangements(9)			1,000	500

Total long-term debt(10)			$24,729	$24,622

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million and $725 million at December 31, 2012 and 2011, respectively.
(2)	The interest rates on the floating Surplus notes ranged from 0.6% to 3.8% in 2012 and 0.5% to 3.6% in 2011.
(3)	The interest rates of the USD-denominated senior notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 1.7% to 6.6% in 2012 and 1.8% to 6.6% in 2011.
(4)	In conjunction with the Company’s acquisition of the Star and Edison Businesses from AIG in 2011, the Company assumed ¥47.8 billion of long-term debt, of which ¥42.5 billion is outstanding with a carrying value of $452 million at December 31, 2012.
(5)	Includes $76 million of perpetual debt that has no stated maturity. Maturities on the remaining debt ranges from 2014 to 2026.
(6)	The interest rates of the foreign currency-denominated senior notes ranged from 0.9% to 3.1% in 2012 and 0.8% to 1.7% in 2011.
(7)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(8)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest ranged from 1.2% to 1.4% in 2012 and 1.1% to 1.4% in 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(9)	Assets under set-off arrangements represent a reduction in the amount of fixed-rate surplus notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(10)	Includes Prudential Financial debt of $16,998 million and $17,300 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the Company’s contractual maturities of its long-term debt as of December 31, 2012:

	Calendar Year
	2014	2015	2016	2017	2018 and thereafter	Total
	(in millions)
Long-term debt	$2,086	$3,456	$1,477	$1,743	$15,967	$24,729

Surplus Notes

As of December 31, 2012, Prudential Insurance had $940 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of NJDOBI. NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2012 and 2011, the Company met these statutory capital requirements.

Prudential Insurance’s fixed-rate surplus notes include $500 million of exchangeable surplus notes issued in a private placement in 2009 with an interest rate of 5.36% per annum and due September 2019. The surplus notes are exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning in September 2014, or earlier upon a fundamental business combination involving Prudential Financial or a continuing payment default. The initial exchange rate for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014 to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange. These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price.

During 2011 and 2012, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1.5 billion of ten-year fixed-rate surplus notes. At December 31, 2012, $1,000 million of surplus notes were outstanding under these agreements. Under the agreements, the subsidiary received debt securities, with a principal amount equal to the surplus notes issued, which are redeemable under certain circumstances, including upon the occurrence of specified stress events affecting the subsidiary. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. Prudential Financial has agreed to make capital contributions to the captive

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

reinsurance subsidiary in order to reimburse it for investment losses in excess of specified amounts and has agreed to make payments of principal and interest on the surplus notes in certain cases if payments are not made by the subsidiary. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior approval of the Arizona Department of Insurance. The payment of interest on the surplus notes has been approved by the Arizona Department, subject to its ability of the regulator to withdraw that approval.

Other captive reinsurance subsidiaries have outstanding $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these subsidiaries at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of these surplus notes. As of December 31, 2012 and 2011, there were no collateral postings made under these derivative instruments. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior approval of the Arizona Department of Insurance. The payment of interest on the surplus notes has been approved by the Arizona Department, subject to its ability to withdraw that approval.

Senior Notes

Medium-term notes.    Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of December 31, 2012, the outstanding balance of medium-term notes under this program was $13.2 billion, a decrease of $0.9 billion from December 31, 2011, due to $850 million of maturities.

Retail medium-term notes.    Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2012, the outstanding balance of retail notes was $0.9 billion. Retail notes outstanding decreased by $1.7 billion from December 31, 2011 due to $1.6 billion of redemptions by the Company during 2012, with an average interest rate of approximately 6.1%.

Asset-backed notes.    On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1.0 billion aggregate principal amount of 2.997% notes with a final maturity of September 30, 2015. The notes are secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to the scheduled payment date.

Funding Agreement Notes Issuance Program.    The Company maintains a Funding Agreement Notes Issuance Program in which a statutory trust issues medium-term notes secured by funding agreements issued to the Trust by Prudential Insurance. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Notes 5 and 10 for further discussion of these obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. Junior subordinated notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date(1)	Interest Rate Subsequent to Optional Redemption Date	Scheduled Maturity Date	Final Maturity Date
	(in millions)
June 2008	$600	8.875%	Institutional	6/15/18	LIBOR + 5.00%	6/15/38	6/15/68
July 2008	$920	9.000%	Retail	6/15/13	9.000%	6/15/38	6/15/68
August 2012	$1,000	5.875%	Institutional	9/15/22	LIBOR + 4.175%	n/a	9/15/42
November 2012	$1,500	5.625%	Institutional	6/15/23	LIBOR + 3.920%	n/a	6/15/43
December 2012	$575	5.750%	Retail	12/4/17	5.750%	n/a	12/15/52

(1)	Represents the initial date on which the notes can be redeemed at par solely at the option of the Company, subject in the case of the 8.875% notes to compliance with the replacement capital covenant described below.

Prudential Financial has the right to defer interest payments on these notes for specified periods, typically 5-10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as, for the notes issued in 2012, a future change in the regulatory capital treatment of the notes with respect to the Company.

In April 2012, the Company terminated the replacement capital covenants that were entered into in connection with the junior subordinated notes issued in 2008. In April, the Company also entered into a new replacement capital covenant with respect to the 8.875% junior subordinated notes only. This new replacement capital covenant was entered into for the benefit of the holders of the Company’s 5.90% medium-term notes due March 2036 and requires that the Company not repay, redeem or purchase the 8.875% junior subordinated notes prior to June 15, 2038 unless the Company has received proceeds from the sale or issuance of common stock or other qualifying securities that have certain characteristics that are at least as equity-like as the 8.875% junior subordinated notes. However, unlike the prior covenants that the Company terminated, the terms of this new replacement capital covenant do not apply in certain instances, including (i) if Standard & Poor’s upgrades the Company’s corporate credit rating by at least one notch above “A+” or (ii) if the Company repurchases or redeems up to 10% of the outstanding principal amount of the 8.875% junior subordinated notes in any one-year period, provided that no more than 25% of the outstanding principal amount of the 8.875% junior subordinated notes are repurchased or redeemed in any ten-year period.

Prudential Holdings, LLC Notes

On December 18, 2001, the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1,750 million in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “Debt Service Coverage Account” (the “DSCA”) discussed below.

PHLLC’s ability to meet its obligations under the IHC debt is dependent principally upon sufficient available funds being generated by the Closed Block Business and the ability of Prudential Insurance, the sole direct subsidiary of PHLLC, to dividend such funds to PHLLC. The payment of scheduled principal and interest on the Series A notes and the Series B notes is insured by a financial guarantee insurance policy. The payment of principal and interest on the Series C notes is not insured. The IHC debt is redeemable prior to its stated maturity at the option of PHLLC and, in the event of certain circumstances, the bond insurer can require PHLLC to redeem the IHC debt.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Net proceeds from the IHC debt amounted to $1,727 million, of which, $1,218 million was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC, referred to as the DSCA, and constitutes collateral for the IHC debt. The balance in the DSCA was $658 million as of December 31, 2012.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	As of December 31,
	2012	2011
	(in millions)
Consolidated Statements of Financial Position:
Total assets	$473,201	$399,740

Total liabilities	$452,626	$379,942
Total member’s equity	20,566	19,788
Noncontrolling interests	9	10

Total equity	20,575	19,798

Total liabilities and equity	$473,201	$399,740

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Consolidated Statements of Operations:
Total revenues	$56,078	$25,241	$23,961
Total benefits and expenses	55,332	24,206	21,408

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	746	1,035	2,553
Net income	807	813	1,886
Less: Income (loss) attributable to noncontrolling interests	(1)	(13)	1

Net income attributable to Prudential Holdings, LLC.	$808	$826	$1,885

Consolidated Statements of Cash Flows:
Cash flows from operating activities	$2,756	$5,060	$4,492
Cash flows used in investing activities	(4,620)	(4,741)	(3,684)
Cash flows from (used in) financing activities	1,113	603	(4,367)
Effect of foreign exchange in cash and cash equivalents	(7)	(15)	(28)

Net increase (decrease) in cash and cash equivalents	$(758)	$907	$(3,587)

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

At December 31, 2012, the Company was in compliance with all IHC debt covenants.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $16 million, by $12 million, and by $5 million for the years ended December 31, 2012, 2011, and 2010, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,389 million, $1,315 million and $1,224 million for the years ended December 31, 2012, 2011 and 2010, respectively. This includes interest expense of $8 million, $17 million and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively, reported in “Net investment income.”

15.    EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2009	641.8	179.7	462.1	2.0
Common Stock issued(2)	18.3	0.0	18.3	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(3.4)	3.4	0.0

Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	19.8	(19.8)	0.0
Stock-based compensation programs(1)	0.0	(4.0)	4.0	0.0

Balance, December 31, 2011	660.1	192.1	468.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)	0.0
Stock-based compensation programs(1)	0.0	(6.5)	6.5	0.0

Balance, December 31, 2012	660.1	197.1	463.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 17.
(2)	In November 2010, the Company issued 18,348,624 shares of Common Stock in a public offering at a price of $54.50 per share for net proceeds of $970 million.

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

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. As of December 31, 2012, 2.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $150 million.

The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to opportunities for growth and acquisitions, as well as the effect of adverse market conditions on the segments.

Stock Conversion Rights of the Class B Stock

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock.

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock is no longer treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance changes the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the “CB Distributable Cash Flow” (described below); provided, however, that a holder of Class B Stock may not convert its shares if such holder would become, upon such conversion, the beneficial owner (as defined under the Securities Exchange Act of 1934) of over 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount from $9.625 to $12.6875 per share per annum, retroactively from the time of issuance of the Class B Stock.

Preferred Stock

As of December 31, 2012 and 2011, the Company had no preferred stock outstanding. The Company previously maintained a shareholder rights plan; however, the rights plan expired on December 18, 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Dividends

The declaration and payment of dividends on the Common Stock is limited by New Jersey corporate law, pursuant to which Prudential Financial cannot pay a Common Stock dividend if, after giving effect to that dividend, either (a) the Company would be unable to pay its debts as they become due in the usual course of its business or (b) the Company’s total assets would be less than its liabilities. This limitation is applied both as if the Financial Services Businesses were a separate corporation and on a consolidated basis after taking into account dividends on the Class B Stock. In addition, the terms of the Company’s outstanding junior subordinated debt include a “dividend stopper” provision that restricts the payment of dividends on the Common Stock and Class B Stock if interest payments are not made on the junior subordinated debt. The terms of the Class B Stock also restrict dividends on the Common Stock in certain circumstances as described below.

Notwithstanding the above limitations, dividends on the Common Stock will primarily depend upon the financial condition, results of operations, cash requirements, future prospects and other factors relating to the Financial Services Businesses, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, repayments of operating loans from its subsidiaries and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2012, Prudential Financial had cash and short term investments, excluding amounts held in an intercompany liquidity account, of $5,427 million.

The majority of the Company’s subsidiaries are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds to Prudential Financial.

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2012, Prudential Insurance’s unassigned surplus was $5,668 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,669 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance (the “Department”) of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($870 million as of December 31, 2012) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31 ($893 million for the year ended December 31, 2012), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the Department. Under New Jersey insurance law, Prudential Insurance is permitted to pay a dividend of $893 million in 2013 without prior approval of the Department.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey’s. Prudential Annuities Life Assurance Corporation (“PALAC”), another domestic insurance subsidiary of Prudential Financial that is domiciled in Connecticut, is permitted to pay a dividend of $41 million in 2013 with prior notification to the Connecticut Department of Insurance.

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

statutory paid-in-capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the Japan Financial Services Agency (“FSA”). Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution. In 2012, Prudential of Japan paid a dividend of ¥18.4 billion, or $224 million, which was ultimately paid to Prudential Financial. Prudential of Japan has met the statutory retained earnings level necessary to dividend up to 100% of prior year statutory after-tax earnings. Prudential of Japan’s and Gibraltar Life’s current regulatory fiscal year will end March 31, 2013, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable. Although Gibraltar Life may be able to pay common stock dividends under applicable legal and regulatory restrictions, Gibraltar Life does not anticipate paying common stock dividends for several years as it anticipates returning capital through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or affiliates. The prior approval of the FSA is required for such capital distributions.

Additionally, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the Company would typically discuss any dividend payments with the applicable regulatory authority prior to payment. Additionally, the payment of dividends by the Company’s subsidiaries is subject to declaration by their Board of Directors and may be affected by market conditions and other factors.

The declaration and payment of dividends on the Class B Stock depends upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. In addition, dividends on the Class B Stock are payable in an aggregate amount per year at least equal to the lesser of (1) a Target Dividend Amount of $19.25 million or (2) the “CB Distributable Cash Flow” for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, Prudential Financial retains the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for any period, then cash dividends cannot be paid on the Common Stock with respect to such period.

Statutory Net Income, Capital and Surplus

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. These subsidiaries do not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”). Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $1,382 million, $826 million and $1,623 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus of Prudential Insurance amounted to $8,699 million and $8,160 million at December 31, 2012 and 2011, respectively. Statutory net income (loss) of PALAC amounted to $217 million, $177 million and $348 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus of PALAC amounted to $448 million and $672 million at December 31, 2012 and 2011, respectively.

The Risk Based Capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. The RBC ratio for Prudential Insurance includes both the Financial Services Businesses and Closed Block Business. RBC is determined by NAIC—prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

calculated in a manner prescribed by the NAIC, falls below the “Company Action Level” RBC of 100%, corrective action is required.

The Company’s international insurance subsidiaries prepare financial statements in accordance with local regulatory requirements, and they do not utilize regulatory accounting practices that vary materially from the applicable prescribed regulatory accounting practices. These statutory accounting practices differ from U.S. GAAP primarily by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. If a subsidiary’s solvency margin ratio falls below 200%, the FSA is authorized to take control of that entity.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

Accumulated Other Comprehensive Income

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2009	$674	$511	$(1,628)	$(443)
Impact of adoption of accounting changes(2)	(151)	61	(144)	(234)
Change in component during year	343	2,673	311	3,327

Balance, December 31, 2010	866	3,245	(1,461)	2,650
Change in component during year	241	2,560	(206)	2,595

Balance, December 31, 2011	1,107	5,805	(1,667)	5,245
Change in component during year	(179)	5,597	(449)	4,969

Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges. See Note 4 for additional information regarding unrealized investment gains (losses), including the split between amounts related to fixed maturity securities on which an other-than-temporary impairment loss has been recognized, and all other unrealized investment gains (losses).
(2)	See Note 2 for additional information on changes in accounting for deferred acquisition costs and pension plans.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, is as follows:

	2012			2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$489			$3,457			$2,485
Direct equity adjustment	20			24			36
Less: Income attributable to noncontrolling interests	78			72			11
Less: Earnings allocated to participating unvested share-based payment awards	7			45			32

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$424	465.6	$0.91	$3,364	480.2	$7.01	$2,478	466.8	$5.31

Effect of dilutive securities and compensation programs
Add: Earnings allocated to participating unvested share-based payment awards—Basic	$7			$45			$32
Less: Earnings allocated to participating unvested share-based payment awards—Diluted	7			45			32
Stock options		1.9			2.9			3.0
Deferred and long-term compensation programs		0.6			0.5			0.5
Exchangeable Surplus Notes	0	0.0		17	5.1		17	5.1

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$424	468.1	$0.91	$3,381	488.7	$6.92	$2,495	475.4	$5.25

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2012, 2011 and 2010 was based on 4.6 million, 6.5 million and 6.1 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the years ended December 31, the number of options, weighted for the portion of the period they were outstanding, that were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive, are as follows:

	2012		2011		2010
	Weighted Average Shares	Exercise Price Per Share	Weighted Average Shares	Exercise Price Per Share	Weighted Average Shares	Exercise Price Per Share
	(in millions, except per share amounts)
Antidilutive options	13.3	$69.80	10.8	$73.01	10.5	$71.67

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

Class B Stock

Income from continuing operations per share of Class B Stock for the years ended December 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	2012			2011			2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Closed Block Business	$43			$146			$494
Less: Direct equity adjustment	20			24			36

Income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$23	2.0	$11.50	$122	2.0	$61.00	$458	2.0	$229.00

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

As of December 31, 2012, 18,785,951 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Compensation Costs

Compensation cost for employee stock options is based on the fair values estimated on the grant date, using the approach and assumptions described below. Compensation cost for restricted stock units, performance shares and performance units granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2012	2011	2010
Expected volatility	41.80%	39.86%	44.41%
Expected dividend yield	3.00%	2.00%	1.10%
Expected term	5.44 years	5.28 years	5.10 years
Risk-free interest rate	0.93%	2.48%	2.34%

Expected volatilities are based on historical volatility of the Company’s Common Stock and implied volatilities from traded options on the Company’s Common Stock. The Company uses historical data and expectations of future exercise patterns to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods associated with the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2012		2011		2010
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$45	$16	$44	$16	$39	$14
Employee restricted stock units	84	30	83	30	80	29
Employee performance shares and performance units	26	9	14	5	15	6

Total	$155	$55	$141	$51	$134	$49

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2012, 2011 and 2010 were de minimis.

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	19,335,322	$57.22
Granted	2,674,909	59.28
Exercised	(2,801,968)	33.17
Forfeited	(78,948)	58.48
Expired	(511,935)	76.80

Outstanding at December 31, 2012	18,617,380	$60.59

Vested and expected to vest at December 31, 2012	18,413,795	$60.60

Exercisable at December 31, 2012	13,889,546	$61.03

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $16.36, $20.21, and $18.00, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $66 million, $49 million, and $35 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable as of December 31, 2012 is as follows:

	December 31, 2012
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	5.01	$76

Vested and expected to vest	4.97	$76

Exercisable	3.89	$73

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse on the third anniversary of the date of grant. Performance shares and performance units are awards

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock. Performance unit awards are payable in cash.

A summary of the Company’s restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2011(3)	6,241,778	$40.37	593,376	$50.12
Granted(3)	1,547,327	58.89	354,134	53.33
Forfeited	(93,931)	56.98	(14,138)	41.39
Performance adjustment(2)			0	0
Released	(3,328,013)	26.86	0	0

Restricted at December 31, 2012(3)	4,367,161	$56.87	933,372	$53.33

(1)	Performance share and performance unit awards reflect the target awarded, reduced for cancellations and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of awards granted, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents the change in shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses. No performance shares or performance unit awards were released in 2012 as no performance shares or performance units were granted in 2009.
(3)	For performance share and performance unit awards issued after January 1, 2010, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2012 and December 31, 2011 is the year end closing stock price of Prudential Financial’s common stock.

The fair market value of restricted stock units and performance shares released for the years ended December 31, 2012, 2011 and 2010 was $196 million, $75 million and $56 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $58.89, $63.39 and $48.56, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2012, 2011 and 2010 was $53.33, $50.12 and $58.71, respectively.

The number of restricted stock units, performance shares and performance units expected to vest at December 31, 2012 is 4,993,644.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2012 was $18 million with a weighted average recognition period of 1.66 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2012 was $77 million with a weighted average recognition period of 1.74 years.

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2012, 2011 and 2010 was $21 million, $18 million and $14 million, respectively.

The tax benefit realized upon vesting of restricted stock units and performance shares for the years ended December 31, 2012, 2011 and 2010 was $69 million, $26 million and $18 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Compensation cost is recognized for each three-month offering period and is based on grant date fair value. The fair value is estimated using the 15% discount off of the grant date share price, plus the value of three month call and put options on shares at the grant date share price, less the value of forgone interest. Compensation costs recognized for employees under the Company’s Employee Stock Purchase Plan for the years ended December 31, 2012, 2011 and 2010 was $13 million, $12 million and $12 million, respectively. The weighted average grant date fair value for employee shares recognized in compensation cost for the years ended December 31, 2012, 2011 and 2010 was $11.10, $12.87, and $13.06, respectively.

Tax benefits are only recorded in the event of a disqualifying disposition. For the years ended December 31, 2012, 2011 and 2010, tax benefits realized upon disqualifying dispositions were de minimis.

During the year ended December 31, 2012, 1,362,896 shares were purchased under the plan, including those shares purchased in January 2012 related to the October 1 to December 31, 2011 offering period. During the year ended December 31, 2011, 1,117,395 shares were purchased under the plan, including those shares purchased in January 2011 related to the October 1 to December 31, 2010 offering period. During the year ended December 31, 2010, 1,092,676 shares were purchased under the plan, including those shares purchased in January 2010 related to October 1 to December 31 2009 offering period. As of December 31, 2012, 19,148,813 authorized shares remain available for future issuance under the plan.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares, as well as for purchases under the stock purchase plan. The Company has not settled any equity instruments granted under share-based payment arrangements in cash. Performance units will be settled in cash beginning in 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Effective December 2012, the Company adopted retrospectively a change in method of applying an accounting principle for the Company’s pension plans. The new accounting method changes the calculation of market related value of pension plan assets used to determine net periodic benefit cost but has no impact on the funded status of the plans. The Company previously calculated market related value for pensions by recognizing changes in fair value of plan assets over a period of five years on all classes of assets (U.S Equities, International Equities, Fixed Maturities (including short term investments) Real Estate and Other). As a result of the change in accounting method the Company will no longer recognize changes in fair value of fixed maturity assets over a period of five years. Instead, changes in fair value for fixed maturity assets, including short term investments, will be recognized immediately for purposes of the market-related value. However, the Company will continue to recognize changes in fair value of all other classes of its plan assets including U.S. Equities, International Equities, Real Estate and Other Assets over a five year period.

The Company’s investment philosophy for pension plan assets uses a cash flow matching approach relative to the pension plan’s Projected Benefit Obligation (“PBO”). Under the matching approach cash flows from fixed maturity investments (including short term investments) are expected to match cash flows used to pay the plans’ benefits, in both amount and timing. Immediately recognizing changes in fair value for fixed maturity investments better aligns the value of these assets for purpose of calculating net periodic benefit cost under the new accounting method with this investment philosophy as well as with the recognition of changes in the PBO in the calculation of net periodic benefit cost.

The Company views the periodic benefit cost determined under the new method of accounting as providing improved transparency and better reflecting the ongoing economics of the plans, which is why the Company considers it a preferable method of calculating net periodic benefit cost. All of the other asset classes of plan assets including US Equities, International Equities, Real Estate and Other Assets will continue to be recognized over five years to reduce the volatility in the unrecognized gains and losses of these investments. See Note 2, Significant Accounting Policies and Pronouncements, for the impact of the change on amounts previously reported for 2011 and 2010.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2012 and 2011, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(11,113)	$(9,198)	$(2,277)	$(2,129)
Acquisition/Divestiture	0	(800)	0	3
Service cost	(243)	(218)	(14)	(11)
Interest cost	(474)	(486)	(101)	(110)
Plan participants’ contributions	0	0	(27)	(26)
Medicare Part D subsidy receipts	0	0	(18)	(11)
Early retirement reinsurance program receipts.	0	0	0	(14)
Amendments	62	72	0	0
Annuity purchase	1	0	0	0
Actuarial gains/(losses), net	(1,098)	(1,047)	(134)	(184)
Settlements	120	30	0	0
Curtailments	0	22	0	0
Special termination benefits	(8)	(4)	0	0
Benefits paid	599	612	200	210
Foreign currency changes and other	112	(96)	(1)	(5)

Benefit obligation at end of period	$(12,042)	$(11,113)	$(2,372)	$(2,277)

Change in plan assets
Fair value of plan assets at beginning of period	$11,812	$10,533	$1,344	$1,495
Actual return on plan assets	1,097	1,616	140	5
Annuity purchase	(1)	0	0	0
Employer contributions	496	255	18	14
Plan participants’ contributions	0	0	27	26
Early retirement reinsurance program receipts.	0	0	0	14
Disbursement for settlements	(120)	(30)	0	0
Benefits paid	(599)	(612)	(200)	(210)
Acquisition/Divestiture	0	53	0	0
Foreign currency changes and other	1	(3)	0	0

Fair value of plan assets at end of period	$12,686	$11,812	$1,329	$1,344

Funded status at end of period	$644	$699	$(1,043)	$(933)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,130	$3,389	$0	$0
Accrued benefit liability	(2,486)	(2,690)	(1,043)	(933)

Net amount recognized	$644	$699	$(1,043)	$(933)

Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$1
Prior service cost	(81)	(9)	(30)	(42)
Net actuarial loss	2,548	1,815	893	861

Net amount not recognized	$2,467	$1,806	$863	$820

Accumulated benefit obligation	$(11,502)	$(10,616)	$(2,372)	$(2,277)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

with respect to certain non-qualified retirement plans ($998 million and $834 million benefit obligation at December 31, 2012 and 2011, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. As of December 31, 2012 and 2011, the assets in the trust had a carrying value of $445 million and $404 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($80 million and $78 million benefit obligation at December 31, 2012 and 2011, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2012 and 2011, the assets in the trust had a carrying value of $135 million and $134 million, respectively.

Pension benefits for foreign plans comprised 16% and 19% of the ending benefit obligation for 2012 and 2011, respectively. Foreign pension plans comprised 5% and 3% of the ending fair value of plan assets for 2012 and 2011. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2012	2011
	(in millions)
Projected benefit obligation	$2,820	$2,785
Fair value of plan assets	334	95

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2012	2011
	(in millions)
Accumulated benefit obligation	$2,603	$2,582
Fair value of plan assets	311	77

In 2012 the pension plans purchased annuity contracts from Prudential Insurance for $1 million. There were no purchases of annuity contracts in 2011 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $18 million and $18 million as of December 31, 2012 and 2011, respectively.

There were pension plan amendments in 2012 and 2011. In 2012 the benefit obligation for pension benefits decreased $62 million to reduce future pension benefits associated with the cash balance feature of certain domestic plans and changes in benefit structures for Japanese plans. In 2011 the benefit obligation for pension benefits decreased by $72 million for changes in benefit structures for certain Japanese plans. There were no postretirement plan amendments in 2012 and 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost	$243	$218	$178	$14	$11	$11
Interest cost	474	486	469	101	110	113
Expected return on plan assets(2)	(809)	(756)	(752)	(87)	(98)	(107)
Amortization of transition obligation	0	0	0	1	1	1
Amortization of prior service cost	13	23	24	(12)	(12)	(12)
Amortization of actuarial (gain) loss, net(2)	45	40	41	54	36	39
Settlements	9	5	0	0	0	0
Curtailments	0	(18)	(6)	0	0	0
Special termination benefits(3)	7	4	2	0	0	0

Net periodic (benefit) cost(1)	$(18)	$2	$(44)	$71	$48	$45

(1)	Includes net periodic (benefit) cost for pensions of $0 million, ($18) million and ($4) million for 2012, 2011 and 2010, respectively, that have been classified as discontinued operations.
(2)	2011 and 2010 have been restated to reflect the change in the calculation of market related value as described above.
(3)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

Changes in Accumulated Other Comprehensive Income

The amounts recorded in “Accumulated other comprehensive income (loss)” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2009	$0	$109	$2,101	$1	$(65)	$663
Amortization for the period	0	(24)	(41)	(1)	12	(39)
Deferrals for the period	0	0	(390)	0	0	(3)
Impact of foreign currency changes and other	0	2	4	1	(1)	1

Balance, December 31, 2010	0	87	1,674	1	(54)	622

Amortization for the period	0	(23)	(40)	(1)	12	(36)
Deferrals for the period	0	(72)	187	0	0	277
Impact of foreign currency changes and other	0	(1)	(6)	1	0	(2)

Balance, December 31, 2011	0	(9)	1,815	1	(42)	861

Amortization for the period	0	(13)	(45)	(1)	12	(54)
Deferrals for the period	0	(62)	810	0	0	81
Impact of foreign currency changes and other	0	3	(32)	0	0	5

Balance, December 31, 2012	$0	$(81)	$2,548	$0	$(30)	$893

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The amounts included in “Accumulated other comprehensive income (loss)” expected to be recognized as components of net periodic (benefit) cost in 2013 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of prior service cost	$(12)	(12)
Amortization of actuarial (gain) loss, net	93	58

Total	$81	$46

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions
Discount rate (beginning of period)	4.85%	5.60%	5.75%	4.60%	5.35%	5.50%
Discount rate (end of period)	4.05%	4.85%	5.60%	3.85%	4.60%	5.35%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.75%	7.00%	7.50%	7.00%	7.00%	7.50%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	5.00-7.50%	5.00-7.50%	5.00-7.50%
Health care cost trend rates (end of period)	N/A	N/A	N/A	5.00-7.50%	5.00-7.50%	5.00-7.50%
For 2012, 2011 and 2010, the ultimate health care cost trend rate after gradual decrease until: 2017, 2017, 2015, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2012, 2011 and 2010, the ultimate health care cost trend rate after gradual decrease until: 2019, 2017, 2017 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2012 and December 31, 2011 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The portfolio is selected from a compilation of approximately 670 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation at December 31, 2012 and December 31, 2011. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2012 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2012. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2013. The expected rate of return for 2013 is 6.25% and 7.00% for pension and postretirement, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$9
Increase in postretirement benefit obligation	184

One percentage point decrease
Decrease in total service and interest costs	$7
Decrease in postretirement benefit obligation	145

Plan Assets

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and other investments. The cash requirements of the pension obligation, which include a traditional formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments, are designed to be met by the bonds and short term investments in the portfolio. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligation that includes a medical benefit including prescription drugs, a dental benefit, and a life benefit. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2012 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	4%	18%	44%	58%
International Equities	4%	18%	1%	9%
Fixed Maturities	53%	72%	1%	45%
Short-term Investments	0%	14%	0%	50%
Real Estate	2%	11%	0%	0%
Other	0%	13%	0%	0%

To implement the investment strategy, plan assets are invested in funds that primarily invest in securities that correspond to one of the asset categories under the investment guidelines. However, at any point in time, some of the assets in a fund may be of a different nature than the specified asset category.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

There were no investments in Prudential Financial Common Stock as of December 31, 2012 and December 31, 2011 for either the pension or postretirement plans. Pension plan assets of $9,239 million and $8,262 million are included in the Company’s separate account assets and liabilities as of December 31, 2012 and December 31, 2011, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$1,143	$0	$1,143
Common/collective trusts(1)	0	82	0	82

Subtotal				1,225
International Equities:
Pooled separate accounts(2)	0	278	0	278
Common/collective trusts(3)	0	103	0	103
United Kingdom insurance pooled funds(4)	0	69	0	69

Subtotal				450

Fixed Maturities:
Pooled separate accounts(5)	0	1,076	32	1,108
Common/collective trusts(6)	0	567	0	567
U.S. government securities (federal):
Mortgage-backed	0	3	0	3
Other U.S. government securities	0	1,154	0	1,154
U.S. government securities (state & other)	0	747	0	747
Non-U.S. government securities	0	14	0	14
United Kingdom insurance pooled funds(7)	0	221	0	221
Corporate Debt:
Corporate bonds(8)	0	3,882	12	3,894
Asset-backed	0	17	0	17
Collateralized Mortgage Obligations (CMO)(9)	0	293	0	293
Interest rate swaps (Notional amount: $978)	0	(4)	0	(4)
Guaranteed investment contract	0	22	0	22
Other(10)	735	(4)	58	789
Unrealized gain (loss) on investment of securities lending collateral(11)	0	(44)	0	(44)

Subtotal				8,781

Short-term Investments:
Pooled separate accounts	0	418	0	418
United Kingdom insurance pooled funds	0	0	0	0

Subtotal				418

Real Estate:
Pooled separate accounts(12)	0	0	322	322
Partnerships	0	0	185	185

Subtotal				507

Other:
Partnerships	0	0	598	598
Hedge funds	0	0	707	707

Subtotal				1,305

Total	$735	$10,037	$1,914	$12,686

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$900	$0	$900
Common/collective trusts(1)	0	54	0	54

Subtotal				954
International Equities:
Pooled separate accounts(2)	0	33	0	33
Common/collective trusts(3)	0	186	0	186
United Kingdom insurance pooled funds(4)	0	68	0	68

Subtotal				287

Fixed Maturities:
Pooled separate accounts(5)	0	1,006	20	1,026
Common/collective trusts(6)	0	358	0	358
U.S. government securities (federal):
Mortgage-backed	0	4	0	4
Other U.S. government securities	0	2,031	0	2,031
U.S. government securities (state & other)	0	653	0	653
Non-U.S. government securities	0	25	0	25
United Kingdom insurance pooled funds(7)	0	176	0	176
Corporate Debt:
Corporate bonds(8)	0	3,712	12	3,724
Asset-backed	0	17	0	17
Collateralized Mortgage Obligations (CMO)(9)	0	639	0	639
Interest rate swaps (Notional amount: $559)	0	(21)	0	(21)
Guaranteed investment contract	0	18	0	18
Other(10)	46	2	62	110
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(141)	0	(141)

Subtotal				8,619

Short-term Investments:
Pooled separate accounts	0	293	0	293
United Kingdom insurance pooled funds	0	6	0	6

Subtotal				299

Real Estate:
Pooled separate accounts(12)	0	0	318	318
Partnerships	0	0	105	105

Subtotal				423

Other:
Partnerships	0	0	552	552
Hedge funds	0	0	678	678

Subtotal				1,230

Total	$46	$10,019	$1,747	$11,812

(1)	These categories invest in U.S. equity funds whose objective is to track or out perform various indexes.
(2)	This category invests in a large cap international equity funds whose objective is to track an index.
(3)	This category invests in international equity funds, primarily large cap, whose objective is to out perform various indexes.
(4)	This category invests in an international equity fund whose objective is to track an index.
(5)	This category invests in bond funds, primarily highly rated private placement securities.
(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.
(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(10)	Primarily cash and cash equivalents, short term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(11)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $682 million and the liability for securities lending collateral is $726 million.
(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index
(13)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $1,289 million and the liability for securities lending collateral is $1,430 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2012
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$20	$12	$62	$318
Actual Return on Assets:
Relating to assets still held at the reporting date	2	(1)	0	40
Relating to assets sold during the period	0	0	0	(1)
Purchases, sales and settlements	10	0	(4)	(35)
Transfers in and /or out of Level 3	0	1	0	0

Fair Value, end of period	$32	$12	$58	$322

	Year Ended December 31, 2012
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund
	(in millions)
Fair Value, beginning of period	$105	$552	$678
Actual Return on Assets:
Relating to assets still held at the reporting date	5	32	57
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	75	14	(28)
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$185	$598	$707

	Year Ended December 31, 2011
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$0	$10	$(8)	$216
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	39
Relating to assets sold during the period	0	0	0	16
Purchases, sales and settlements	20	(1)	70	47
Transfers in and /or out of Level 3	0	3	0	0

Fair Value, end of period	$20	$12	$62	$318

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Real Estate– Partnerships	Other– Structured Debt	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$42	$658	$219	$570
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	22	(20)
Relating to assets sold during the period	0	44	11	2
Purchases, sales and settlements	63	(702)	300	126
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$105	$0	$552	$678

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$493	$0	$493
Common trusts(2)	0	100	0	100
Equities	104	0	0	104

Subtotal				697

International Equities:
Variable Life Insurance Policies(3)	0	52	0	52
Common trusts(4)	0	18	0	18

Subtotal				70

Fixed Maturities:
Common trusts(5)	0	29	0	29
U.S. government securities (federal):
Mortgage-Backed	0	12	0	12
Other U.S. government securities	0	138	0	138
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	8	0	8
Corporate Debt:
Corporate bonds(6)	0	195	2	197
Asset-Backed	0	57	0	57
Collateralized Mortgage Obligations (CMO)(7)	0	70	0	70
Interest rate swaps (Notional amount: $681)	0	(8)	0	(8)
Other(8)	47	0	(4)	43
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0

Subtotal				549

Short-term Investments:
Variable Life Insurance Policies	0	1	0	1
Registered investment companies	12	0	0	12

Subtotal				13

Total	$163	$1,168	$(2)	$1,329

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$439	$0	$439
Common trusts(2)	0	85	0	85
Equities	96	0	0	96

Subtotal				620

International Equities:
Variable Life Insurance Policies(3)	0	44	0	44
Common trusts(4)	0	15	0	15

Subtotal				59

Fixed Maturities:
Common trusts(5)	0	27	0	27
U.S. government securities (federal):
Mortgage-Backed	0	12	0	12
Other U.S. government securities	0	101	0	101
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	3	0	3
Corporate Debt:
Corporate bonds(6)	0	284	2	286
Asset-Backed	0	62	0	62
Collateralized Mortgage Obligations (CMO)(7)	0	144	0	144
Interest rate swaps (Notional amount: $560)	0	(4)	0	(4)
Other(8)	8	0	2	10
Unrealized gain (loss) on investment of securities lending collateral(10)	0	0	0	0

Subtotal				644

Short-term Investments:
Variable Life Insurance Policies	0	1	0	1
Registered investment companies	20	0	0	20

Subtotal				21

Total	$124	$1,216	$4	$1,344

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(9)	In 2012 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $44 million and the liability for securities lending collateral is $44 million.
(10)	In 2011 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $78 million and the liability for securities lending collateral is $78 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2012
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$2	$2
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0
Relating to assets sold during the period	0	0
Purchases, sales and settlements	0	(6)
Transfers in and /or out of Level 3	0	0

Fair Value, end of period	$2	$(4)

	Year Ended December 31, 2011
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$2	$4
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0
Relating to assets sold during the period	0	0
Purchases, sales and settlements	0	(2)
Transfers in and /or out of Level 3	0	0

Fair Value, end of period	$2	$2

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2012	2011	2012	2011
Asset Category
U.S. Equities	10%	8%	52%	46%
International Equities	4	2	5	4
Fixed Maturities	69	73	40	48
Short-term Investments	3	2	3	2
Real Estate	4	4	0	0
Other	10	11	0	0

Total	100%	100%	100%	100%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits- Medicare Part D Subsidy Receipts
	(in millions)
2013	$642	$194	$18
2014	650	194	19
2015	657	193	20
2016	671	191	20
2017	685	189	21
2018-2022	3,705	906	106

Total	$7,010	$1,867	$204

The Company anticipates that it will make cash contributions in 2013 of approximately $140 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2012 and 2011 was $41 million and $34 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $54 million, $54 million and $52 million for the years ended December 31, 2012, 2011 and 2010, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2012	2011	2010
	(in millions)
Current tax expense (benefit)
U.S.	$674	$73	$(728)
State and local	27	2	12
Foreign	387	372	348

Total	1,088	447	(368)

Deferred tax expense (benefit)
U.S.	(428)	760	1,248
State and local	(4)	9	41
Foreign	(452)	272	322

Total	(884)	1,041	1,611

Total income tax expense on continuing operations before equity in earnings of operating joint ventures	204	1,488	1,243
Income tax expense on equity in earnings of operating joint ventures	19	79	25
Income tax expense on discontinued operations	8	18	48
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	2,667	1,301	1,559
Stock-based compensation programs	(56)	(19)	1

Total income taxes	$2,842	$2,867	$2,876

As of December 31, 2012, Congress failed to extend a number of tax provisions that expired at the end of 2011. One such provision provides tax deferral for investment income earned by a foreign insurance operation until the income is repatriated to the U.S. On January 2, 2013, the expired tax provision for such investment income was retroactively reinstated. For 2012, as a result of the expiration of this provision, the total income tax expense on continuing operations before equity in earnings of operating joint ventures and the total income tax expense related to other comprehensive income include income tax expense equal to $2 million and $58 million, respectively. In the quarter ended March 31, 2013, total income tax expense on continuing operations before equity in earnings of operating joint ventures will include a tax benefit equal to $60 million to reflect the retroactive reinstatement of the tax provision.

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income (loss) from domestic and foreign operations, for the years ended December 31, as follows:

	2012	2011	2010
	(in millions)
Domestic operations	$1,188	$1,923	$2,292
Foreign operations	$(512)	$2,986	$1,848

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2012	2011	2010
	(in millions)
Expected federal income tax expense	$237	$1,718	$1,449
Reversal of acquisition opening balance sheet deferred tax items	384	221	6
Non-taxable investment income	(302)	(247)	(214)
Low income housing and other tax credits	(78)	(80)	(58)
Foreign taxes at other than U.S. rate	(41)	(30)	(46)
Change in tax rate	1	18	91
Minority interest	(27)	(24)	(4)
State taxes	16	(2)	4
Other	14	(86)	15

Total income tax expense on continuing operations before equity in earnings of operating joint ventures	$204	$1,488	$1,243

Total income tax expense includes additional tax expense related to the realization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“PGFL”) and the Star and Edison Businesses. The balance of additional U.S. GAAP tax expense to be recognized in the future related to the utilization of opening balance sheet deferred tax assets is as follows:

	PGFL	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384

Subtotal	41	585	626
Additional tax expense recognized in Other Comprehensive Income	2	25	27

Additional tax expense to be recognized in future periods	$13	$68	$81

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life Insurance Company, Ltd. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. The annual amount of additional tax expense related to the realization of opening balance sheet deferred tax assets will be significantly lower in the future.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2012	2011
	(in millions)
Deferred tax assets
Insurance reserves	$3,952	$1,938
Policyholders’ dividends	2,433	1,806
Net operating and capital loss carryforwards	866	1,108
Employee benefits	718	582
Other	304	855

Deferred tax assets before valuation allowance	8,273	6,289
Valuation allowance	(280)	(392)

Deferred tax assets after valuation allowance	7,993	5,897

Deferred tax liabilities
Net unrealized investment gains	8,451	4,794
Deferred policy acquisition costs	3,559	2,929
Investments	1,753	2,140
Unremitted foreign earnings	1,216	1,336
Value of business acquired	1,029	1,225

Deferred tax liabilities	16,008	12,424

Net deferred tax liability	$(8,015)	$(6,527)

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

A valuation allowance has been recorded related to tax benefits associated with state and local and foreign deferred tax assets. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable. The valuation allowance includes amounts recorded in connection with deferred tax assets at December 31, as follows:

	2012	2011
	(in millions)
Valuation allowance related to state and local deferred tax assets	$250	$356
Valuation allowance related to foreign operations deferred tax assets	$30	$36

The following table sets forth the federal, state and foreign operating and capital loss carryforwards for tax purposes, at December 31:

	2012	2011
	(in millions)
Federal net operating and capital loss carryforwards(1)	$274	$1,112
State net operating and capital loss carryforwards(2)	$4,574	$6,106
Foreign operating loss carryforwards(3)	$1,731	$1,241

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(1)	Expires between 2017 and 2031.
(2)	Expires between 2013 and 2032.
(3)	$1,689 million expires between 2014 and 2021 and $42 million has an unlimited carryforward.

The Company provides for U.S. income taxes on unremitted foreign earnings of its operations in Japan, and certain operations in India, Germany, and Taiwan. In addition, beginning in 2012, the Company provides for U.S. income taxes on a portion of current year foreign earnings for its insurance operations in Korea. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested. During 2010, the Company made no material changes with respect to its repatriation assumptions. In 2011 the Company sold various foreign entities that were a part of the global commodities group and the relocation business. Consequently, their earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale of global commodities group in “Income from discontinued operations, net of taxes” and income tax benefit of $11 million related to the sale of the relocation business. Except for the change in repatriation assumption with respect to a portion of current year foreign earnings for insurance operations in Korea, the Company made no material changes with respect to its repatriation assumptions during 2012.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes permanent reinvestment, for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2012	2011	2010
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming permanent reinvestment)	$1,747	$2,145	$2,050

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2012	2011	2010
	(in millions)
Balance at January 1,	$90	$552	$510
Increases in unrecognized tax benefits	16	96	44
(Decreases) in unrecognized tax benefits	(4)	(152)	(2)
Settlements with taxing authorities	(83)	(406)	0

Balance at December 31,	$19	$90	$552

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$19	$38	$261

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2012	2011	2010
	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$4	$13	$7
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$8	$28	$72

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Federal statute of limitations for the 2004 through 2006 tax years will expire in June 2013, unless extended. The Federal statute of limitations for the 2007 through 2008 tax years will expire in December 2013, unless extended. Tax years 2009 through 2011 are still open for IRS examination.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010, 2011 or 2012 results.

For tax years 2007 through 2012, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2011, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Edison Life Insurance Company Ltd. for its tax years ended March 31, 2009 to March 31, 2010. These activities had no material impact on the Company’s 2010, 2011 or 2012 results.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2010, South Korea’s National Tax Service concluded a general tax audit of POK’s tax years ended March 31, 2006 to March 31, 2010. These activities had no material impact on the Company’s 2010, 2011 or 2012 results.

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

20.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,386	$0	$		$17,386
Obligations of U.S. states and their political subdivisions	0	3,452	0			3,452
Foreign government bonds	0	88,290	0			88,290
Corporate securities	0	157,701	1,630			159,331
Asset-backed securities	0	7,633	3,703			11,336
Commercial mortgage-backed securities	0	11,813	124			11,937
Residential mortgage-backed securities	0	9,593	11			9,604

Subtotal	0	295,868	5,468			301,336
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	287	0			287
Obligations of U.S. states and their political subdivisions	0	259	0			259
Foreign government bonds	2	767	0			769
Corporate securities	0	13,609	134			13,743
Asset-backed securities	0	923	431			1,354
Commercial mortgage-backed securities	0	2,298	8			2,306
Residential mortgage-backed securities	0	2,024	2			2,026
Equity securities	1,198	181	1,098			2,477
All other(3)	664	13,371	25		(10,363)	3,697

Subtotal	1,864	33,719	1,698		(10,363)	26,918
Equity securities, available-for-sale	5,518	2,429	330			8,277
Commercial mortgage and other loans	0	114	48			162
Other long-term investments	(57)	141	1,053		246	1,383
Short-term investments	3,519	2,871	0			6,390
Cash equivalents	3,105	10,495	0			13,600
Other assets	78	109	8			195

Subtotal excluding separate account assets	14,027	345,746	8,605		(10,117)	358,261
Separate account assets(4)	39,362	192,760	21,132			253,254

Total assets	$53,389	$538,506	$29,737		$(10,117)	$611,515

Future policy benefits	$0	$0	$3,348	$		$3,348
Other liabilities and notes of consolidated VIEs	0	8,121	1,406		(8,031)	1,496

Total liabilities	$0	$8,121	$4,754		$(8,031)	$4,844

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2011(5)
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,066	$66	$		$15,132
Obligations of U.S. states and their political subdivisions	0	2,740	0			2,740
Foreign government bonds	0	77,010	25			77,035
Corporate securities	12	125,650	1,450			127,112
Asset-backed securities	0	8,165	2,528			10,693
Commercial mortgage-backed securities	0	11,935	145			12,080
Residential mortgage-backed securities	0	9,840	16			9,856

Subtotal	12	250,406	4,230			254,648
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	208	9			217
Obligations of U.S. states and their political subdivisions	0	254	0			254
Foreign government bonds	2	653	0			655
Corporate securities	14	11,506	148			11,668
Asset-backed securities	0	1,603	416			2,019
Commercial mortgage-backed securities	0	2,322	35			2,357
Residential mortgage-backed securities	0	1,936	4			1,940
Equity securities	1,074	162	1,296			2,532
All other(3)	699	13,814	93		(11,222)	3,384

Subtotal	1,789	32,458	2,001		(11,222)	25,026
Equity securities, available-for-sale	5,004	2,171	360			7,535
Commercial mortgage and other loans	0	514	86			600
Other long-term investments	193	(11)	1,110			1,292
Short-term investments	5,506	3,254	0			8,760
Cash equivalents	2,667	6,762	0			9,429
Other assets	3	86	9			98

Subtotal excluding separate account assets	15,174	295,640	7,796		(11,222)	307,388
Separate account assets(4)	40,319	158,703	19,358			218,380

Total assets	$55,493	$454,343	$27,154		$(11,222)	$525,768

Future policy benefits	$0	$0	$2,886	$		$2,886
Other liabilities and notes of consolidated VIEs	0	8,013	285		(7,854)	444

Total liabilities	$0	$8,013	$3,171		$(7,854)	$3,330

(1)	“Netting” amounts represent cash collateral of $2,086 million and $3,368 million as of December 31, 2012 and December 31, 2011, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(5)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of December 31, 2012 and December 31, 2011, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities have been reflected within Level 2; otherwise a Level 3 classification is used.

Private fixed maturities also include debt investments in funds that pay a stated coupon and a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets—Trading account assets consist primarily of public corporate bonds, treasuries, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The fair value of other loans held and accounted for using the fair value option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a pre-determined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of pre-determined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. The fair value is determined by reference to the underlying direct investments, with publicly traded equity securities based on quoted prices in active markets reflected in Level 1, and public fixed maturities and mutual funds priced via quotes from pricing services or observable data reflected in Level 2. The fair value of investments in funds that are subject to significant liquidity restrictions are reflected in Level 3.

The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model, supplemented with replacement cost estimates and comparable recent sales data when available. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Derivatives classified as Level 3 include look-back equity options and other structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g., interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g., model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Cash Equivalents and Short-Term Investments—Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and these investments have primarily been classified within Level 2.

Separate Account Assets—Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Notes of Consolidated VIEs—The fair values of these notes are based on broker quotes and classified within Level 3. See Note 5 and the fair value option section below for additional information.

Other Liabilities—Other liabilities include certain derivative instruments, the fair values of which are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

Future Policy Benefits—The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread over LIBOR to reflect NPR.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made for the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for the respective day. As a result of this type of adjustment, net transfers of $2.9 billion were moved from Level 1 to Level 2 for the year ended December 31, 2012 and net transfers of $3.4 billion were moved from Level 2 to Level 1 for the year ended December 31, 2010.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0
Foreign government bonds	0	0	0
Corporate securities	889	875	1,764
Asset-backed securities	338	3,796	4,134
Commercial mortgage-backed securities	68	64	132
Residential mortgage-backed securities	3	10	13
Equity securities	101	1,327	1,428
Commercial mortgage and other loans	48	0	48
Other long-term investments	9	1,044	1,053
Other assets	33	0	33

Subtotal excluding separate account assets(3)	1,489	7,116	8,605
Separate account assets	20,422	710	21,132

Total assets	$21,911	$7,826	$29,737

Future policy benefits	$3,348	$0	$3,348
Other liabilities and notes of consolidated VIEs	0	1,406	1,406

Total liabilities	$3,348	$1,406	$4,754

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value(1)
(in millions)
Assets:
Corporate securities	$889	Discounted cash flow	Discount rate	1.7% – 17.5% (9.92%)	Decrease
		Market comparables	EBITDA multiples(2)	5.0X – 8.5X (6.2X)	Increase
		Cap at call price	Call price	100% –101% (100.24%)	Increase
		Liquidation	Liquidation value	49% – 100% (83.06%)	Increase

Asset-backed securities	$338	Discounted cash flow	Prepayment rate(3)	2.8% – 29% (9.84%)	Increase
			Default rate(3)	0.5% – 2.52% (0.84%)	Decrease
			Loss severity(3)	35% – 43.88% (35.76%)	Decrease
			Liquidity premium	1.0% – 2.50% (1.83%)	Decrease
			Average life (years)	0.1 years – 15 years (5.61 years)	Increase
			Comparable spreads	0.1% – 20% (2.81%)	Decrease
			Comparable security yields	0.4% – 15% (7.59%)	Decrease

Liabilities:
Future policy benefits	$3,348	Discounted cash flow	Lapse rate(4)	0% – 14%	Decrease
			NPR spread(5)	0.20% – 1.60%	Decrease
			Utilization rate(6)	70% – 94%	Increase
			Withdrawal rate(7)	85% – 100%	Increase
			Mortality rate(8)	0% – 13%	Decrease
			Equity volatility curve	19% – 34%	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company’s insurance subsidiaries as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by the credit spreads associated with funding agreements issued by these subsidiaries, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets—Separate account assets include $19,518 million of investments in real estate as of December 31, 2012 that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 4.75% to 10.5% (6.49% weighted average) and discount rates, which range from 6.25% to 15.0% (7.92% weighted average). Key unobservable inputs to real estate debt valuation include yield to maturity, which ranges from 3.59% to 7.62% (4.74% weighted average) and market spread over base rate, which ranges from 1.67% to 4.48% (3.22% weighted average).

Commercial Mortgage Loans—Separate account assets include $833 million of commercial mortgage loans as of December 31, 2012 that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which range from 1.65% to 4.15% (1.87% weighted average). In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. The valuation unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of optional living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

Changes in Level 3 assets and liabilities—The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(35)	21	25	0
Included in other comprehensive income (loss)	0	0	0	195	102	11	0
Net investment income	0	0	0	8	30	(1)	1
Purchases	0	10	0	375	2,640	44	0
Sales	0	0	0	(165)	(426)	(28)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(325)	(673)	(14)	(6)
Foreign currency translation	0	0	0	(38)	(41)	(5)	0
Other(1)	(64)	0	(8)	71	0	0	0
Transfers into Level 3(2)	0	0	8	306	60	37	0
Transfers out of Level 3(2)	0	(10)	(25)	(212)	(538)	(90)	0

Fair Value, end of period	$0	$0	$0	$1,630	$3,703	$124	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$9	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
		(in millions)
Fair Value, beginning of period	$9	$148	$416	$35	$4	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(73)
Asset management fees and other income	0	(7)	17	2	1	88	2
Net investment income	0	0	6	1	0	0	0
Purchases	0	22	182	16	2	21	0
Sales	0	(12)	(12)	(5)	(3)	(170)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(25)	(112)	(4)	(1)	(89)	6
Foreign currency translation	0	0	(4)	(1)	0	(70)	0
Other(1)	(7)	7	1	0	(1)	3	(3)
Transfers into Level 3(2)	0	5	4	82	0	20	0
Transfers out of Level 3(2)	0	(4)	(67)	(118)	0	(1)	0

Fair Value, end of period	$0	$134	$431	$8	$2	$1,098	$25

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$(73)
Asset management fees and other income	$0	$(10)	$14	$2	$0	$78	$2

	Year Ended December 31, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	2	1	(9)
Asset management fees and other income	0	0	126	0
Included in other comprehensive income (loss)	29	0	0	0
Net investment income	0	0	6	0
Purchases	69	0	186	9
Sales	(22)	0	(25)	0
Issuances	0	0	0	0
Settlements	0	(40)	(296)	0
Foreign currency translation	(18)	0	2	0
Other(1)	0	0	7	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(92)	0	(64)	0

Fair Value, end of period	$330	$48	$1,053	$0

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$1	$1	$(9)
Asset management fees and other income	$0	$0	$56	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities and notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(285)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	231	(27)
Asset management fees and other income	2	0	0	0
Interest credited to policyholders’ account balances	0	1,932	0	0
Purchases	0	4,230	0	0
Sales	(3)	(1,697)	0	0
Issuances	0	0	(694)	(1,412)
Settlements	0	(2,272)	0	26
Foreign currency translation	0	0	1	0
Other(1)	0	0	0	292
Transfers into Level 3(2)	0	326	0	0
Transfers out of Level 3(2)	0	(745)	0	0

Fair Value, end of period	$8	$21,132	$(3,348)	$(1,406)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$146	$(27)
Asset management fees and other income	$2	$0	$0	$0
Interest credited to policyholders’ account	$0	$1,013	$0	$0

	Year Ended December 31, 2011
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(31)	38	(41)	0
Included in other comprehensive income (loss)	0	2	(139)	(14)	8	(1)
Net investment income	0	0	9	24	(1)	0
Purchases	66	0	556	1,473	5	1
Sales	0	(1)	(144)	(558)	(30)	(1)
Issuances	0	0	33	0	0	0
Settlements	0	0	(387)	(373)	(36)	(5)
Foreign currency translation	0	0	7	54	8	0
Other(1)	0	0	143	502	31	(1)
Transfers into Level 3(2)	0	0	893	252	76	0
Transfers out of Level 3(2)	0	(3)	(677)	(623)	(5)	0

Fair Value, end of period	$66	$25	$1,450	$2,528	$145	$16

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(39)	$7	$(55)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity Securities	All Other Activity
		(in millions)
Fair Value, beginning of period	$0	$117	$280	$24	$36	$30	$134
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(31)
Asset management fees and other income	0	7	(3)	2	0	(69)	3
Net investment income	0	0	5	2	0	0	0
Purchases	9	82	305	10	0	39	0
Sales	0	(18)	(41)	(13)	(2)	(107)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(39)	(106)	(5)	(2)	(126)	(18)
Foreign currency translation	0	0	5	1	1	25	0
Other(1)	0	(1)	17	13	(29)	1,302	0
Transfers into Level 3(2)	0	44	39	24	0	202	5
Transfers out of Level 3(2)	0	(44)	(85)	(23)	0	0	0

Fair Value, end of period	$9	$148	$416	$35	$4	$1,296	$93

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(31)
Asset management fees and other income	$0	$5	$(7)	$(1)	$0	$(80)	$3

	Year Ended December 31, 2011
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities and notes of consolidated VIEs
		(in millions)
Fair Value, beginning of period	$355	$212	$768	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(16)	15	2	0	0	(2,554)	(16)
Asset management fees and other income	0	0	(1)	0	0	0	0
Interest credited to policyholders’ account balance	0	0	0	0	2,868	0	0
Included in other comprehensive income (loss)	27	0	0	0	0	0	0
Net investment income	0	0	(27)	0	0	0	0
Purchases	63	0	280	0	3,111	0	0
Sales	(66)	0	(25)	0	(1,462)	0	0
Issuances	0	0	0	0	3	(506)	(284)
Settlements	(46)	(141)	(168)	0	(1,156)	(1)	18
Foreign currency translation	75	0	14	0	0	1	0
Other(1)	(853)	0	267	0	0	(30)	0
Transfers into Level 3(2)	823	0	0	0	864	0	0
Transfers out of Level 3(2)	(2)	0	0	0	(662)	0	0

Fair Value, end of period	$360	$86	$1,110	$9	$19,358	$(2,886)	$(285)

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(25)	$15	$2	$0	$0	$(2,566)	$(17)
Asset management fees and other income	$0	$0	$24	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$0	$0	$0	$1,823	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Fixed Maturities Available-For-Sale
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$47	$902	$6,363	$305	$104
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(27)	(55)	(142)	0
Included in other comprehensive income (loss)	0	101	158	39	0
Net investment income	0	12	(18)	(1)	1
Purchases, sales, issuances, settlements	0	(208)	392	(46)	(6)
Foreign currency translation	0	0	2	3	0
Other(1)	0	9	1	48	(48)
Transfers into Level 3(2)	0	547	131	8	2
Transfers out of Level 3(2)	(20)	(149)	(5,221)	(84)	(30)

Fair Value, end of period	$27	$1,187	$1,753	$130	$23

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(31)	$(64)	$(148)	$0

	Year Ended December 31, 2010
	Trading Account Assets
	Corporate	Asset-Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$117	$378	$32	$32	$27	$297
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(67)
Asset management fees and other income	1	12	9	4	1	5
Net investment income	1	3	1	1	0	0
Purchases, sales, issuances, settlements	(33)	109	(16)	(9)	4	(98)
Foreign currency translation	0	3	2	2	0	0
Other(1)	(2)	5	(2)	2	0	(3)
Transfers into Level 3(2)	72	30	37	9	0	0
Transfers out of Level 3(2)	(39)	(260)	(39)	(5)	(2)	0

Fair Value, end of period	$117	$280	$24	$36	$30	$134

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(67)
Asset management fees and other income	$(1)	$10	$9	$3	$2	$5

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$393	$338	$498	$27
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	24	23	(5)	0
Asset management fees and other income	0	0	62	(7)
Included in other comprehensive income (loss)	(19)	0	0	0
Net investment income	0	0	2	0
Purchases, sales, issuances, settlements	(56)	(149)	211	(11)
Foreign currency translation	11	0	0	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0

Fair Value, end of period	$355	$212	$768	$9

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(29)	$22	$(6)	$0
Asset management fees and other income	$0	$0	$46	$(7)

	Year Ended December 31, 2010
	Separate Account Assets(4)	Future Policy Benefits	Long-term Debt	Other Liabilities and notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$13,052	$(55)	$(429)	$(6)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	570	0	1
Interest credited to policyholders’ account balances	2,129	0	0	0
Purchases, sales, issuances, settlements	851	(311)	429	2
Transfers into Level 3(2)	171	0	0	0
Transfers out of Level 3(2)	(411)	0	0	0

Fair Value, end of period	$15,792	$204	$0	$(3)

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$522	$0	$1
Interest credited to policyholders’ account balances	$1,081	$0	$0	$0

(1)	For the year 2011, Other includes reclasses of certain assets between reporting categories and assets acquired through the Star and Edison Businesses. For all other periods, Other represents the impact of consolidation or deconsolidation of funds and reclassifications of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2012, the majority of the Equity Securities Available-for-Sale transfers out of Level 3 were due to the determination that the pricing inputs for certain equity securities did not have a material liquidity discount and therefore, should be classified as Level 1, not Level 3.

For the year ended December 31, 2011, the majority of the Equity Securities Available-for-Sale, Trading Account Assets Supporting Insurance Liabilities—Equity Securities and Other Trading Account Assets—Equity Securities transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information.

For the year ended December 31, 2010, the majority of the transfers out of Level 3 for Fixed Maturities Available-for-Sale—Asset-Backed Securities and Trading Account Assets Supporting Insurance Liabilities—Asset-Backed Securities resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages had been becoming increasingly active. The pricing received from independent pricing services could be validated by the Company. The market for asset-backed securities was deemed inactive in 2009.

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

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$11	$11,675	$5	$		$11,691
Currency	0	432	0			432
Credit	0	19	0			19
Currency/Interest Rate	0	450	0			450
Equity	63	518	19			600
Netting(1)					(10,117)	(10,117)

Total derivative assets	$74	$13,094	$24		$(10,117)	$3,075

Derivative liabilities:
Interest Rate	$11	$6,783	$2	$		$6,796
Currency	0	517	0			517
Credit	0	84	0			84
Currency/Interest Rate	0	578	0			578
Equity	165	198	0			363
Netting(1)					(8,031)	(8,031)

Total derivative liabilities	$176	$8,160	$2		$(8,031)	$307

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$12,383	$5	$		$12,398
Currency	0	219	0			219
Credit	0	56	1			57
Currency/Interest Rate	0	562	0			562
Equity	149	365	83			597
Netting(1)					(11,222)	(11,222)

Total derivative assets	$159	$13,585	$89		$(11,222)	$2,611

Derivative liabilities:
Interest Rate	$9	$6,587	$6	$		$6,602
Currency	0	297	0			297
Credit	0	130	0			130
Currency/Interest Rate	0	928	0			928
Equity	0	246	0			246
Netting(1)					(7,854)	(7,854)

Total derivative liabilities	$9	$8,188	$6		$(7,854)	$349

(1)	“Netting” amounts represent cash collateral of $2,086 million and $3,368 million as of December 31, 2012 and 2011, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2012, as well as the portion of gains or losses included in income for the year ended December 31, 2012, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012.

	Year Ended December 31, 2012
	Derivative Assets– Equity	Derivative Assets– Credit	Derivative Liabilities– Interest Rate
	(in millions)
Fair Value, beginning of period	$83	$1	$(1)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(70)	(1)	4
Asset management fees and other income	0	0	0
Purchases	6	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$19	$0	$3

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(70)	$(1)	$4
Asset management fees and other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Derivative Assets– Equity	Derivative Liabilities– Credit	Derivative Liabilities– Interest Rate
	(in millions)
Fair Value, beginning of period	$126	$0	$(12)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(29)	1	11
Asset management fees and other income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	(14)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$83	$1	$(1)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(29)	$1	$11
Asset management fees and other income	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments resulted in $2 million of net gains being recorded for the year ended December 31, 2012 on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2012 was $35 million. Similar nonrecurring fair value adjustments on commercial mortgage loans resulted in net losses of $7 million and $73 million for the years ended December 31, 2011 and 2010, respectively. The adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and were classified as Level 3 in the hierarchy.

Impairments of $46 million were recorded related to the write off of intangible assets. The impairments were primarily based on discounted cash flow models, using assumptions and inputs specific to the Company, and are therefore, classified as Level 3 in the hierarchy. Impairments of $4 million, $8 million and $6 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively, on certain cost method investments. The impairments were based primarily on discounted future cash flow models and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses and classified as Level 3 in the hierarchy.

Impairments of $14 million, $9 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded for mortgage servicing rights. The impairments were based on internal models and were classified as Level 3 in the hierarchy. In addition, impairments of $4 million and $22 million for the years ended December 31, 2012 and 2011, respectively, were recorded for real estate investments, some of which were classified as discontinued operations. The impairments were based primarily on appraisal values and were classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities, where the fair value option has been elected.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$1	$6
Other changes in fair value	(1)	4	3
Other long-term investments:
Changes in fair value	40	(5)	18
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	2	0	0

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and notes issued by consolidated variable interest entities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $13 million, $12 million and $22 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $162 million and $156 million, respectively, as of December 31, 2012, and $603 million and $598 million, respectively, as December 31, 2011. As of December 31, 2012, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments were $465 million and $366 million as of December 31, 2012 and 2011, respectively.

The fair value and aggregate contractual principal amounts of notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $1,406 million and $1,422 million, respectively, as of December 31, 2012, and $282 million and $294 million, respectively, as December 31, 2011. Interest expense recorded for these liabilities was $21 million for the year ended December 31, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2012					December 31, 2011
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,643	$1,868	$4,511	$4,268	$5,354	$5,107
Commercial mortgage and other loans	0	737	38,817	39,554	36,570	37,138	34,831
Policy loans	0	0	14,592	14,592	11,575	14,858	11,559
Short-term investments	0	57	0	57	57	356	356
Cash and cash equivalents	4,316	184	0	4,500	4,500	4,822	4,822
Accrued investment income	0	3,127	0	3,127	3,127	2,793	2,793
Other assets	67	1,903	631	2,601	2,601	3,105	3,105

Total assets	$4,383	$8,651	$55,908	$68,942	$62,698	$68,426	$62,573

Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,056	$63,144	$104,200	$101,232	$103,184	$102,245
Securities sold under agreements to repurchase	0	5,818	0	5,818	5,818	6,218	6,218
Cash collateral for loaned securities	0	3,941	0	3,941	3,941	2,973	2,973
Short-term debt	0	2,506	0	2,506	2,484	2,346	2,336
Long-term debt	1,537	21,236	4,724	27,497	24,729	25,828	24,622
Bank customer liabilities(2)	0	0	0	0	0	1,745	1,730
Notes of consolidated VIEs	0	0	149	149	171	211	242
Other liabilities	0	5,703	653	6,356	6,356	5,665	5,665
Separate account liabilities—investment contracts	0	75,495	21,066	96,561	96,561	89,492	89,492

Total liabilities	$1,537	$155,755	$89,736	$247,028	$241,292	$237,662	$235,523

(1)	Carrying values presented herein differ from those in the Company’s Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.
(2)	Amount included in “Other liabilities” in the Company’s Consolidated Statement of Financial Position.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, Held-to-Maturity

The fair values of public fixed maturity securities are generally based on prices from third-party pricing services, which are reviewed to validate reasonableness. However, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities, the fair value is based on indicative broker quotes, if available, or determined using a discounted cash flow model or internally-developed values. For private fixed maturities, fair value is determined using a discounted cash flow model. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

Debt

The fair value of short-term and long-term debt, as well as notes issued by consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the notes issued by consolidated VIEs for which recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company, the fair values of these instruments consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on an identified name, or an index of names, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s (or index reference names’) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

Synthetic Guarantees. The Company sells synthetic guaranteed investment contracts, through both full service and investment-only sales channels, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated withdrawals from the contract. Under U.S. GAAP, these contracts are accounted for as derivatives and recorded at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $3,075 million and $2,611 million as of December 31, 2012 and 2011, respectively, and total derivative liabilities of $307 million and $349 million as of December 31, 2012 and 2011, respectively, reflected in the Consolidated Statement of Financial Position.

	December 31, 2012			December 31, 2011
Primary Underlying/ Instrument Type	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedging Instruments:
Interest Rate
Interest Rate Swaps	$3,374	$26	$(396)	$5,048	$62	$(468)
Foreign Currency
Foreign Currency Forwards	639	1	(35)	753	6	(4)
Currency/Interest Rate
Foreign Currency Swaps	6,373	128	(342)	4,807	227	(438)

Total Qualifying Hedges	$10,386	$155	$(773)	$10,608	$295	$(910)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate
Interest Rate Swaps	$108,581	$7,779	$(3,301)	$92,704	$8,277	$(3,087)
Interest Rate Futures	6,749	11	(12)	6,192	10	(9)
Interest Rate Options	25,250	895	(141)	15,457	1,093	0
Interest Rate Forwards	660	0	0	2,139	6	0
Foreign Currency
Foreign Currency Forwards	14,638	371	(397)	16,228	176	(335)
Foreign Currency Options	92	13	0	98	23	0
Currency/Interest Rate
Foreign Currency Swaps	5,304	239	(152)	5,390	224	(399)
Credit
Credit Default Swaps	3,250	19	(84)	3,298	58	(130)
Equity
Equity Futures	6,518	0	(165)	2,114	149	0
Equity Options	42,757	603	(40)	14,951	415	(66)
Total Return Swaps	5,779	8	(158)	6,797	34	(175)
Synthetic GIC’s	65,403	6	0	46,844	4	0

Total Non-Qualifying Hedges	$284,981	$9,944	$(4,450)	$212,212	$10,469	$(4,201)

Total Derivatives(1)	$295,367	$10,099	$(5,223)	$222,820	$10,764	$(5,111)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,438 million as of December 31, 2012 and a net liability of $3,131 million as of December 31, 2011, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	Year Ended December 31, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges
Interest Rate	$22	$(92)	$0	$4	$33	$0
Currency	(37)	(3)	0	0	0	0

Total fair value hedges	(15)	(95)	0	4	33	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	14
Currency/Interest Rate	0	(5)	(20)	0	0	(185)

Total cash flow hedges	0	(5)	(20)	(19)	(1)	(171)

Net investment hedges
Currency(2)	(1)	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	228

Total net investment hedges	(1)	0	0	0	0	219

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	413	0	0	0	0	0
Currency	(64)	0	0	0	0	0
Currency/Interest Rate	235	0	0	0	0	0
Credit	(34)	0	0	0	0	0
Equity	(2,302)	0	0	0	0	0
Embedded Derivatives	251	0	0	0	0	0

Total non-qualifying hedges	(1,501)	0	0	0	0	0

Total	$(1,517)	$(100)	$(20)	$(15)	$32	$48

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges
Interest Rate	$(122)	$(113)	$0	$8	$56	$0
Currency	28	(5)	0	0	0	0

Total fair value hedges	(94)	(118)	0	8	56	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	(4)
Currency/Interest Rate	0	(14)	22	0	0	180

Total cash flow hedges	0	(14)	22	(19)	(1)	176

Net investment hedges
Currency(2)	(9)	0	6	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	(23)

Total net investment hedges	(9)	0	6	0	0	(29)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	5,133	0	0	0	0	0
Currency	125	0	0	0	0	0
Currency/Interest Rate	(4)	0	0	0	0	0
Credit	(38)	0	0	0	0	0
Equity	(318)	0	0	0	0	0
Embedded Derivatives	(2,579)	0	0	0	0	0

Total non-qualifying hedges	2,319	0	0	0	0	0

Total	$2,216	$(132)	$28	$(11)	$55	$147

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges
Interest Rate	$(71)	$(148)	$0	$15	$68	$0
Currency	100	(5)	0	0	0	0

Total fair value hedges	29	(153)	0	15	68	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(3)	(12)
Currency/Interest Rate	0	(9)	10	0	0	68

Total cash flow hedges	0	(9)	10	(19)	(3)	56

Net investment hedges
Currency(2)	0	0	0	0	0	(71)
Currency/Interest Rate	0	0	0	0	0	(129)

Total net investment hedges	0	0	0	0	0	(200)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	1,952	0	0	0	0	0
Currency	(205)	0	0	0	0	0
Currency/Interest Rate	(17)	0	0	0	0	0
Credit	(101)	0	0	0	0	0
Equity	(1,115)	0	0	0	0	0
Embedded Derivatives	637	0	0	0	0	0

Total non-qualifying hedges	1,151	0	0	0	0	0

Total	$1,180	$(162)	$10	$(4)	$65	$(144)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2012, 2011 and 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2009	$(317)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2010	30
Amount reclassified into current period earnings	26

Balance, December 31, 2010	(261)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2011	147
Amount reclassified into current period earnings	28

Balance, December 31, 2011	(86)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2012	(219)
Amount reclassified into current period earnings	48

Balance, December 31, 2012	$(257)

Using December 31, 2012 values, it is anticipated that a pre-tax loss of approximately $23 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending December 31, 2013, offset by amounts pertaining to the hedged items. As of December 31, 2012, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 21 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were $117 million in 2012, $(102) million in 2011 and, $(73) million in 2010.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of December 31, 2012 and 2011. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 5 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	December 31, 2012
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$275	$0	$0	$0	$275	$0
2	45	0	0	0	45	0

Subtotal	320	0	0	0	320	0
3	0	0	750	2	750	2
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	750	2	750	2

Total	$320	$0	$750	$2	$1,070	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2011
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$795	$3	$0	$0	$795	$3
2	25	0	0	0	25	0

Subtotal	820	3	0	0	820	3
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$820	$3	$0	$0	$820	$3

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	December 31, 2012		December 31, 2011
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$120	$0	$120	$1
Capital Goods	90	0	90	1
Basic Industry	40	0	40	0
Transportation	25	0	25	0
Consumer Cyclical	20	0	20	0
Energy	20	0	20	0
Communication	5	0	5	0
Finance	0	0	500	1
Other(1)	750	2	0	0

Total Credit Derivatives	$1,070	$2	$820	$3

(1)	Includes Credit Default Index derivative with various industry categories.

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of December 31, 2012 and 2011 was a liability of $32 million and $77 million, respectively. No collateral was pledged in either period.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $314 million and $664 million at December 31, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2012 and 2011, the Company had $1.680 billion and $1.978 billion of outstanding notional amounts, respectively, reported at fair value as a liability of $35 million and an asset of $2 million, respectively.

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

Realized and unrealized gains and losses from marking-to-market the derivatives used in proprietary positions were recognized on a trade date basis and reported in “Income from discontinued operations, net of taxes. The pre-tax amounts reported in “Income (loss) from discontinued operations, net of taxes” for these derivatives were gains of $0 million, $63 million and $97 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The credit exposure of the Company’s over-the-counter (“OTC”) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Likewise, the Company effects exchange-traded futures and options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $84 million as of December 31, 2012. In the normal course of business the Company has posted collateral related to these instruments of $63 million as of December 31, 2012. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2012, the Company estimates that it would be required to post a maximum of $21 million of additional collateral to its counterparties.

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

U.S. Retirement Solutions and Investment Management Division. The U.S. Retirement Solutions and Investment Management division consists of the Individual Annuities, Retirement, and Asset Management segments. The Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers innovative pension risk transfer solutions, investment-only stable value products, guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and other group annuities. The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and strategic investments. These products and services are provided to the public and private marketplace, as well as to other segments of the Company. Additionally, in the fourth quarter of 2012, results of the majority of the Company’s international investments operations, formerly included in the International Insurance segment, were reclassified and included in the Asset Management segment, reflecting the Company’s decision to align the management of these businesses.

U.S. Individual Life and Group Insurance Division. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefit plans.

International Insurance Division. The International Insurance division consists of the International Insurance segment, which manufactures and distributes individual life insurance, retirement and related products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, similar products are offered to the broad middle income market across Japan through Life Consultants, the proprietary distribution channel of the Company’s Gibraltar Life operation, as well as other channels, including banks and independent agencies.

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies; (6) certain retained obligations relating to pre-demutualization policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to the Company’s capital protection framework; (8) results related to a life insurance joint venture and an asset management company joint venture in China and (9) the impact of transactions with other segments.

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

For information related to significant acquisitions and disposition, see Note 3. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to the current year presentation.

In addition, as discussed in Note 1, the Company recorded out of period adjustments during 2012 that resulted in a decrease in adjusted operating income, the Company’s measure of segment performance discussed below, of $160 million for the year, principally $61 million to the Asset Management segment and $99 million to Corporate and Other operations. In addition, the adjustments resulted in a reduction of $16 million to the Closed Block Business.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$(75)	$(136)	$(93)
Current period yield adjustments	$338	$257	$243
Principal source of earnings	$97	$156	$18

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $64 million, $50 million and $35 million for the years ended 2012, 2011 and 2010, respectively. Additionally, as of December 31, 2012, there was a $575 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net gains (losses) from:
Other trading account assets	$102	$(81)	$10
Foreign currency exchange movements	$(1,750)	$986	$57
Other activities	$29	$(109)	$(4)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company recorded additional losses of $65 million in the first quarter of 2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. These losses are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this settlement is excluded from adjusted operating income. In the second quarter of 2012, the Company recorded a $12 million estimated recovery of this settlement, which is also excluded from adjusted operating income.

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net gains of $36 million, net losses of $22 million and net gains of $3 million for the years ended 2012, 2011 and 2010, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$1,039	$662	$950
Retirement	638	594	565
Asset Management	503	782	506

Total U.S. Retirement Solutions and Investment Management Division	2,180	2,038	2,021

Individual Life	384	482	482
Group Insurance	16	163	174

Total U.S. Individual Life and Group Insurance Division	400	645	656

International Insurance	2,704	2,263	1,887

Total International Insurance Division	2,704	2,263	1,887

Corporate Operations	(1,335)	(1,110)	(936)

Total Corporate and Other	(1,335)	(1,110)	(936)

Adjusted Operating Income before income taxes for Financial Services Businesses	3,949	3,836	3,628

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,666)	2,503	152
Charges related to realized investment gains (losses), net	857	(1,656)	(179)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	610	223	501
Change in experience-rated contractholder liabilities due to asset value changes	(540)	(123)	(631)
Divested businesses	(597)	101	18
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	(189)	(95)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	612	4,695	3,394

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	64	214	746

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$676	$4,909	$4,140

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below presents certain financial information for the Company’s reportable segments:

	As Of or Year Ended December 31, 2012
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs	Total Assets
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,983	$770	$573	$452	$0	$109	$338	$146,893
Retirement(1)	36,595	3,203	33,317	1,695	0	20	49	168,262
Asset Management	2,398	107	0	0	0	15	24	41,909

Total U.S. Retirement Solutions and Investment Management Division	42,976	4,080	33,890	2,147	0	144	411	357,064

Individual Life	3,367	1,033	1,210	329	31	316	419	47,371
Group Insurance	5,601	586	4,528	228	0	7	5	38,754

Total U.S. Individual Life and Group Insurance Division	8,968	1,619	5,738	557	31	323	424	86,125

International Insurance	29,586	4,268	20,981	1,122	124	3	1,173	183,794

Total International Insurance Division	29,586	4,268	20,981	1,122	124	3	1,173	183,794

Corporate Operations	(397)	403	136	(22)	0	773	(42)	12,325

Total Corporate and Other	(397)	403	136	(22)	0	773	(42)	12,325

Total	81,133	10,370	60,745	3,804	155	1,243	1,966	639,308

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,671)	(24)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	(2)	(247)	0	0	(716)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	610	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	540	0	0	0
Divested businesses	673	162	943	0	0	0	216
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(79)	0	0	0	0	0	0

Total Financial Services Businesses	78,558	10,508	61,686	4,097	155	1,243	1,466	639,308
Closed Block Business	6,257	3,153	3,445	137	2,021	148	38	69,990

Total per Consolidated Financial Statements	$84,815	$13,661	$65,131	$4,234	$2,176	$1,391	$1,504	$709,298

(1)	In 2012, the Company completed significant non-participating group annuity pension risk transfer transactions with two unaffiliated pension plan sponsors. The premiums from these transactions contributed approximately $31.8 billion to revenue in the Retirement segment. These premiums were largely offset by a corresponding increase in policyholders’ benefits.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As Of or Year Ended December 31, 2011
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs	Total Assets
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,638	$790	$476	$570	$0	$112	$536	$123,394
Retirement	4,871	3,178	1,594	1,715	0	14	41	131,947
Asset Management	2,531	118	0	0	0	13	25	37,672

Total U.S. Retirement Solutions and Investment Management Division	11,040	4,086	2,070	2,285	0	139	602	293,013

Individual Life	2,900	978	1,115	299	29	214	135	43,061
Group Insurance	5,606	575	4,474	228	0	0	6	33,756

Total U.S. Individual Life and Group Insurance Division	8,506	1,553	5,589	527	29	214	141	76,817

International Insurance	19,567	3,754	11,963	978	122	1	880	168,528

Total International Insurance Division	19,567	3,754	11,963	978	122	1	880	168,528

Corporate Operations	(180)	410	146	(34)	0	809	(58)	12,642

Total Corporate and Other	(180)	410	146	(34)	0	809	(58)	12,642

Total	38,933	9,803	19,768	3,756	151	1,163	1,565	551,000

Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,497	(28)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	0	466	1	0	1,080
Investment gains (losses) on trading account assets supporting insurance liabilities, net	223	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	123	0	0	0
Divested businesses	731	135	364	0	0	1	13
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(261)	0	0	0	0	0	0

Total Financial Services Businesses	42,015	9,910	20,132	4,345	152	1,164	2,658	551,000
Closed Block Business	7,015	3,214	3,482	139	2,571	148	37	69,244

Total per Consolidated Financial Statements	$49,030	$13,124	$23,614	$4,484	$2,723	$1,312	$2,695	$620,244

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,195	$878	$291	$581	$0	$66	$231
Retirement	5,183	3,238	1,848	1,834	0	17	16
Asset Management	2,005	121	0	0	0	13	25

Total U.S. Retirement Solutions and Investment Management Division	10,383	4,237	2,139	2,415	0	96	272

Individual Life	2,817	903	1,090	284	30	162	166
Group Insurance	5,040	574	3,938	227	0	0	10

Total U.S. Individual Life and Group Insurance Division	7,857	1,477	5,028	511	30	162	176

International Insurance	12,071	2,457	7,223	562	92	3	619

Total International Insurance Division	12,071	2,457	7,223	562	92	3	619

Corporate Operations	(224)	330	45	(70)	0	788	(40)

Total Corporate and Other	(224)	330	45	(70)	0	788	(40)

Total	30,087	8,501	14,435	3,418	122	1,049	1,027

Reconciling items:
Realized investment gains (losses), net, and related adjustments	152	(6)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(159)	0	(3)	20	(4)	0	3
Investment gains (losses) on trading account assets supporting insurance liabilities, net	501	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	631	0	0	0
Divested businesses	656	123	341	0	0	0	9
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(106)	0	0	0	0	0	0

Total Financial Services Businesses	31,131	8,618	14,773	4,069	118	1,049	1,039
Closed Block Business	7,086	3,247	3,512	140	2,071	148	46

Total per Consolidated Financial Statements	$38,217	$11,865	$18,285	$4,209	$2,189	$1,197	$1,085

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2012	2011	2010
	(in millions)
Domestic operations	$56,652	$28,900	$26,484
Foreign operations, total	28,163	20,130	11,733
Foreign operations, Japan	26,393	17,607	9,483
Foreign operations, Korea	1,294	1,331	1,273

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2012	2011	2010
	(in millions)
Asset Management segment intersegment revenues	$548	$500	$411

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2012, 2011 and 2010 was $287 million, $280 million and $199 million, respectively.

The following table presents, at December 31, 2012, the Company’s future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Operating Leases	Sub-lease Income
	(in millions)
2013	135	(15)
2014	117	(14)
2015	72	0
2016	52	0
2017	47	0
2018 and thereafter	96	0

Total	$519	$(29)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating leases and sub-lease income amounts listed above, $10 million and $10 million, respectively, has been accrued at December 31, 2012.

Commercial Mortgage Loan Commitments

	As of December 31,
	2012	2011
	(in millions)
Total outstanding mortgage loan commitments	$2,552	$2,139
Portion of commitment where prearrangement to sell to investor exists	897	1,199

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2012	2011
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,410	$4,414
Expected to be funded from separate accounts	757	1,159
Portion of separate account commitments with recourse to Prudential Insurance	7	397

(1)	Includes remaining commitments of $200 million and $385 million at December 31, 2012 and 2011, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

	As of December 31,
	2012	2011
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,178	$2,433
Amount of above guarantee that is limited to separate account assets	2,167	2,364
Accrued liability associated with guarantee	0	0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next twenty four years. At December 31, 2012, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	As of December 31,
	2012	2011
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,454	$13,950
Fair value of related collateral associated with above indemnifications	15,730	14,307
Accrued liability associated with guarantee	0	0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Guarantees of Asset Values

	As of December 31,
	2012	2011
	(in millions)
Guaranteed value of third parties assets	$64,424	$47,017
Fair value of collateral supporting these assets	67,555	49,044
Asset associated with guarantee, carried at fair value	5	2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	As of December 31,
	2012	2011
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$172	$221
Fair value of properties and associated tax credits that secure the guarantee	215	290
Accrued liability associated with guarantee	0	0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2012	2011
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,147	$1,088
First-loss exposure portion of above	369	353
Accrued liability associated with guarantees	19	21

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,428 million of mortgages subject to these loss-sharing arrangements as of December 31, 2012, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2012, these mortgages had an average debt service coverage ratio of 1.83 times and an average loan-to-value ratio of 63%. The Company’s total share of losses related to indemnifications that were settled was $2 million, $1 million, and $3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Contingent Consideration

	As of December 31,
	2012	2011
	(in millions)
Maximum potential contingent consideration associated with acquisitions	$52	$57

In connection with an acquisition of an operating joint venture, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired business of defined operating objectives. The arrangement will be resolved over the following six months. Any payment would result in an increase to the Company’s investment in the operating joint venture. The Company considers the likelihood that the acquired business attains the defined operating objectives to be remote.

Other Guarantees

	As of December 31,
	2012	2011
	(in millions)
Other guarantees where amount can be determined	$530	$690
Accrued liability for other guarantees and indemnifications	8	13

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $299 million and $300 million as of December 31, 2012 and 2011, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guarantee associations, which are organized to pay contractual benefits owed pursuant to insurance policies issues by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. In addition, Japan has established the Japan Policyholders Protection Corporation as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2012	2011
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$76	$70
Premium tax offsets currently available for paid assessments	5	6

Total	$81	$76

Other liabilities:
Insolvency assessments	$105	102

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2012, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $225 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In October 2012, the State of West Virginia commenced a second action, State of West Virginia ex. Rel. John D. Perdue v. Pruco Life Insurance Company making the same allegations stated in the action against the Prudential Insurance Company of America.

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint. In September 2012, the complaint was withdrawn without prejudice. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint. In December 2012, the Court granted the Company’s motion to dismiss, and the complaint was dismissed with prejudice.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February, 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed their summary judgment motions.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is on appeal to the Third Circuit Court of Appeals.

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint was brought on behalf of Nevada beneficiaries of individual life insurance policies for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and pre and post-judgment interest. In February 2011, plaintiff appealed the dismissal to the Nevada Supreme Court. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2011, plaintiff appealed the dismissal. In January 2013, the Nevada Supreme Court affirmed the dismissal of the complaint.

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant and is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiff appealed the dismissal.

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiffs’ claims. In February 2013, the Court denied plaintiffs’ motion for class certification and granted the motion by Prudential Insurance for summary judgment against two of the named plaintiffs and denied summary judgment against two other plaintiffs.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Retirement Solutions and Investment Management

In October 2007, Prudential Retirement Insurance and Annuity Co. (“PRIAC”) filed an action in the United States District Court for the Southern District of New York, Prudential Retirement Insurance & Annuity Co. v. State Street Global Advisors, in PRIAC’s fiduciary capacity and on behalf of certain defined benefit and defined contribution plan clients of PRIAC, against an unaffiliated asset manager, State Street Global Advisors (“SSgA”) and SSgA’s affiliate, State Street Bank and Trust Company (“State Street”). This action seeks, among other relief, restitution of certain losses attributable to certain investment funds sold by SSgA as to which PRIAC believes SSgA employed investment strategies and practices that were misrepresented by SSgA and failed to exercise the standard of care of a prudent investment manager. Given the unusual circumstances surrounding the management of these SSgA funds and in order to protect the interests of the affected plans and their participants while PRIAC pursues these remedies, PRIAC implemented a process under which affected plan clients that authorized PRIAC to proceed on their behalf have received payments from funds provided by PRIAC for the losses referred to above. The Company’s consolidated financial statements, and the results of the Retirement segment included in the Company’s U.S. Retirement Solutions and Investment Management Division, for the year ended December 31, 2007 include a pre-tax charge of $82 million, reflecting these payments to plan clients and certain related costs. In September 2008, the United States District Court for the Southern District of New York denied the State Street defendants’ motion to dismiss claims for damages and other relief under Section 502(a)(2) of ERISA, but dismissed the claims for equitable relief under Section 502(a)(3) of ERISA. In October 2008, defendants answered the complaint and asserted counterclaims for contribution and indemnification, defamation and violations of Massachusetts’ unfair and deceptive trade practices law. In February 2010, State Street reached a settlement with the SEC over charges that it misled investors about their exposure to sub-prime investments, resulting in significant investor losses in mid-2007. Under the settlement, State Street paid approximately $313 million in disgorgement, pre-judgment interest, penalty and compensation into a Fair Fund that was distributed to injured investors and consequently, State Street paid PRIAC, for deposit into its separate accounts, approximately $52.5 million. By the terms of the settlement, State Street’s payment to PRIAC does not resolve any claims PRIAC has against State Street or SSgA in connection with the losses in the investment funds SSgA managed, and the penalty component of State Street’s SEC settlement cannot be used to offset or reduce compensatory damages in the action against State Street and SSgA. In June 2010, PRIAC moved for partial summary judgment on State Street’s counterclaims. At the same time, State Street moved for summary judgment on PRIAC’s complaint. In March 2011, the district court denied State Street’s motion for summary judgment and denied in part and granted in part PRIAC’s motion for partial summary judgment on State Street’s counterclaims. In October 2011, the court held a bench trial to determine whether State Street had breached its fiduciary duty to PRIAC’s plan clients. In February 2012, the court issued a decision holding that State Street breached its fiduciary duty to the plans under ERISA to manage the investment funds prudently and to diversify them. The court held that PRIAC did not prove that State Street breached its duty of loyalty to the plans under ERISA. The court held that State Street’s breaches caused the plans’ losses in the amount of $76.7 million and,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

after crediting State Street for an earlier payment, awarded $28.1 million in damages in addition to the amount previously recovered as a result of the SEC settlement. The court did not rule on State Street’s counterclaims and reserved judgment on PRIAC’s requests for pre-judgment interest and attorney’s fees. In May 2012, the Company filed a motion seeking partial summary judgment to dismiss State Street’s counterclaims which was denied by the court in November 2012. In December 2012, the parties reached an agreement in principle to settle the matter. Pursuant to the settlement agreement, PRIAC received $33 million in addition to the amount previously recovered as a result of the SEC settlement. These recoveries reimburse PRIAC for amounts previously paid to the plans for their losses and related costs. In January 2013, the action was dismissed with prejudice in accordance with the settlement.

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

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint seeks back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint have resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008 and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. In January 2013, the Court denied plaintiffs’ motion for class certification in its entirety.

In April 2012, the Company filed two actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al. and The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. Both matters seek to recover damages attributable to Company and affiliate entities’ and funds’ investments in residential mortgage-backed securities (“RMBS”). Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Uniform Securities Act and breaches of the New Jersey Civil RICO statute. The complaints seek unspecified damages. In August 2012, the Company filed four additional actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al., The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al,, The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al. and The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al. upon the same grounds and seeking the same damages, as articulated above. In November 2012, the Company filed a similar matter captioned The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. In December 2012, the Goldman Sachs matter was removed to the United States District Court for the District of New Jersey. In December 2012, defendants filed a motion to dismiss the complaint. In January 2013, the Morgan Stanley defendants filed a motion to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2012
Total revenues	$9,623	$16,136	$13,144	$45,912
Total benefits and expenses	10,386	13,167	14,074	46,512
Income (loss) from continuing operations	(935)	2,232	(557)	(208)
Income (loss) from discontinued operations	7	7	(2)	3
Net income (loss)	(928)	2,239	(559)	(205)
Less: Income attributable to noncontrolling interests	11	15	25	27
Net income (loss) attributable to Prudential Financial, Inc.	(939)	2,224	(584)	(232)
Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(2.04)	$4.74	$(1.34)	$(0.48)
Income from discontinued operations, net of taxes	0.01	0.01	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$(2.03)	$4.75	$(1.34)	$(0.48)

Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(2.04)	$4.67	$(1.34)	$(0.48)
Income from discontinued operations, net of taxes	0.01	0.02	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$(2.03)	$4.69	$(1.34)	$(0.48)

Basic and diluted earnings per share—Class B Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$6.50	$(6.00)	$20.00	$(9.00)
Income (loss) from discontinued operations, net of taxes	0.00	(0.50)	0.50	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$6.50	$(6.50)	$20.50	$(9.00)

2011
Total revenues	$10,170	$12,244	$14,931	$11,685
Total benefits and expenses	9,533	11,151	12,515	10,922
Income from continuing operations	579	808	1,618	598
Income (loss) from discontinued operations	14	16	(9)	14
Net income	593	824	1,609	612
Less: Income attributable to noncontrolling interests	25	29	10	8
Net income attributable to Prudential Financial, Inc.	568	795	1,599	604
Basic earnings per share—Common Stock(1):
Income from continuing operations attributable to Prudential Financial, Inc.	$1.10	$1.58	$3.25	$1.06
Income (loss) from discontinued operations, net of taxes	0.03	0.03	(0.02)	0.03

Net income attributable to Prudential Financial, Inc.	$1.13	$1.61	$3.23	$1.09

Diluted earnings per share—Common Stock(1):
Income from continuing operations attributable to Prudential Financial, Inc.	$1.09	$1.56	$3.20	$1.05
Income (loss) from discontinued operations, net of taxes	0.03	0.03	(0.02)	0.03

Net income attributable to Prudential Financial, Inc.	$1.12	$1.59	$3.18	$1.08

Basic and diluted earnings per share—Class B Stock(1):
Income from continuing operations attributable to Prudential Financial, Inc.	$6.50	$1.00	$12.00	$41.50
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income attributable to Prudential Financial, Inc.	$6.50	$1.00	$12.00	$41.50

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The quarterly historical information presented in the table above has been revised to reflect the impact of the retrospective adoption of the amended guidance related to the deferral of acquisition costs as well as the impact of retrospective application of a change in method of applying an accounting principle for the Company’s pension plans. The pension plan accounting change resulted in an increase in net income of $24 million for each quarter of 2012 ($0.05 diluted earnings per share of Common stock). For further information, see Notes 2 and 18.

Results for the second quarter of 2012 include a total pre-tax charge of $122 million related to two out of period adjustments recorded by the Company. The first adjustment related to a decline in the value of a real estate-related investment. Based on a review of the underlying collateral and a related guarantee, the Company determined that impairments of $75 million should have been recognized, $61 million of which related to prior periods. The second adjustment consisted of an increase of $61 million in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. The initial calculation of the reserve excluded certain life policies in extended term status from the analysis used to identify potential claims.

Results for the fourth quarter of 2012 include a total pre-tax charge of $54 million related to an out of period adjustment recorded by the Company due to an understatement of recorded liabilities for certain employee benefits based on a review of the consistency of recognition of such liabilities.

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2012 and 2011 (in millions)

	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$254,917	$46,419	$301,336	$208,132	$46,516	$254,648
Fixed maturities, held-to-maturity, at amortized cost	4,268	0	4,268	5,107	0	5,107
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	19,481	0	19,481
Other trading account assets, at fair value	6,053	275	6,328	5,228	317	5,545
Equity securities, available-for-sale, at fair value	5,052	3,225	8,277	4,413	3,122	7,535
Commercial mortgage and other loans	27,125	9,608	36,733	26,391	9,040	35,431
Policy loans	6,455	5,120	11,575	6,263	5,296	11,559
Other long-term investments	8,016	2,012	10,028	5,830	1,990	7,820
Short-term investments	5,186	1,261	6,447	8,593	528	9,121

Total investments	337,662	67,920	405,582	289,438	66,809	356,247
Cash and cash equivalents	17,546	554	18,100	13,201	1,050	14,251
Accrued investment income	2,534	593	3,127	2,177	616	2,793
Deferred policy acquisition costs	13,688	412	14,100	12,056	461	12,517
Value of business acquired	3,248	0	3,248	3,845	0	3,845
Other assets	11,376	511	11,887	11,903	308	12,211
Separate account assets	253,254	0	253,254	218,380	0	218,380

TOTAL ASSETS	$639,308	$69,990	$709,298	$551,000	$69,244	$620,244

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$165,212	$50,838	$216,050	$119,248	$51,423	$170,671
Policyholders’ account balances	128,987	5,426	134,413	129,074	5,484	134,558
Policyholders’ dividends	257	7,250	7,507	286	5,511	5,797
Securities sold under agreements to repurchase	3,436	2,382	5,818	3,118	3,100	6,218
Cash collateral for loaned securities	2,864	1,077	3,941	2,254	719	2,973
Income taxes	9,058	(507)	8,551	6,993	(435)	6,558
Short-term debt	2,409	75	2,484	2,336	0	2,336
Long-term debt	23,054	1,675	24,729	22,872	1,750	24,622
Other Liabilities	11,406	277	11,683	12,510	256	12,766
Notes issued by consolidated variable interest entities	1,577	0	1,577	524	0	524
Separate account liabilities	253,254	0	253,254	218,380	0	218,380

Total liabilities	601,514	68,493	670,007	517,595	67,808	585,403

EQUITY
Accumulated other comprehensive income	9,990	224	10,214	5,077	168	5,245
Other attributed equity	27,088	1,273	28,361	27,740	1,268	29,008

Total attributed equity	37,078	1,497	38,575	32,817	1,436	34,253

Noncontrolling interests	716	0	716	588	0	588

Total equity	37,794	1,497	39,291	33,405	1,436	34,841

TOTAL LIABILITIES AND EQUITY	$639,308	$69,990	$709,298	$551,000	$69,244	$620,244

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2012 and 2011 (in millions)

	2012			2011
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$62,537	$2,817	$65,354	$21,383	$2,918	$24,301
Policy charges and fee income	4,489	0	4,489	3,924	0	3,924
Net investment income	10,508	3,153	13,661	9,910	3,214	13,124
Asset management fees and other income	2,708	44	2,752	4,812	38	4,850
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(939)	(672)	(1,611)	(1,390)	(812)	(2,202)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	676	598	1,274	959	708	1,667
Other realized investment gains (losses), net	(1,421)	317	(1,104)	2,417	949	3,366

Total realized investment gains (losses), net	(1,684)	243	(1,441)	1,986	845	2,831

Total revenues	78,558	6,257	84,815	42,015	7,015	49,030

BENEFITS AND EXPENSES
Policyholders’ benefits	61,686	3,445	65,131	20,132	3,482	23,614
Interest credited to policyholders’ account balances	4,097	137	4,234	4,345	139	4,484
Dividends to policyholders	155	2,021	2,176	152	2,571	2,723
Amortization of deferred policy acquisition costs	1,466	38	1,504	2,658	37	2,695
General and administrative expenses	10,542	552	11,094	10,033	572	10,605

Total benefits and expenses	77,946	6,193	84,139	37,320	6,801	44,121

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	612	64	676	4,695	214	4,909

Income tax expense	183	21	204	1,420	68	1,488

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	429	43	472	3,275	146	3,421
Equity in earnings of operating joint ventures, net of taxes	60	0	60	182	0	182

INCOME FROM CONTINUING OPERATIONS	489	43	532	3,457	146	3,603
Income (loss) from discontinued operations, net of taxes	17	(2)	15	35	0	35

NET INCOME	506	41	547	3,492	146	3,638
Less: Income attributable to noncontrolling interests	78	0	78	72	0	72

NET INCOME ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$428	$41	$469	$3,420	$146	$3,566

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

Income taxes are allocated between the Financial Services Businesses and the Closed Block Business as if they were separate companies based on the taxable income or losses and other tax characterizations of each business. If the Financial Services Businesses generate tax benefits, such as net operating losses, it is entitled to record such tax benefits to the extent they are expected to be utilized on a consolidated basis. However, if the Closed Block Business generates tax benefits, it will receive the full benefit in cash, and the Financial Services Businesses will subsequently recover the payment at the time the benefits are actually utilized on a consolidated basis.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2012 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2013 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2012, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	18,617,380	$60.59	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock Units	4,367,161	N/A	N/A	(1)
Equity compensation plans approved by security holders— Omnibus Plan—Performance Shares and performance units(2)	933,372	N/A	N/A	(1)

Total equity compensation plans approved by security holders— Omnibus Plan	23,917,913	N/A	18,785,951
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	241,700
Equity compensation plans approved by security holders— PSPP(4)	N/A	N/A	19,148,813

Total equity compensation plans approved by security holders	23,917,913	N/A	38,176,464
Equity compensation plans not approved by security holders	0	N/A	0

Grand Total	23,917,913	N/A	38,176,464

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares and performance units (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares and units are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted in 2010, 2011 and 2012, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, as amended effective January 1, 2011, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2012, 2011 and 2010, 49,457, 25,736, and 31,994 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 241,700 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.

(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2012 there were 1,362,896 shares of Common Stock purchased under the plan, leaving 19,148,813 shares of Common Stock available for future distribution. Shares purchased in 2012 do not include 273,413 shares related to the October 1 to December 31, 2012 offering period, which were purchased in January 2013.

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 12, 2013 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2011 Quarterly Report on Form 10-Q.*

10.3

First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, effective October 5, 2012. Incorporated by reference to Exhibit 10.1 of the Registrant’s September 30, 2012 Quarterly Report on Form 10-Q.*

10.4	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.5

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.6

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.7	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.8

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.9

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.10

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.11

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.12

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.13

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.14

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.15

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.16

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.19

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.20

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.21

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.22

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.24

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.25

Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2012 Current Report on Form 8-K.*

10.26

Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.27	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.28

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.29

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.30	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.31

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.33

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.36

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.37

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.38

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39

Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.40

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.43

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.44

The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.45

The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.46	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*
10.47	First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012.*
10.48

Stock Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.
18.1	Letter on Change in Accounting Principle
21.1	Subsidiaries of Prudential Financial, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.

101.INS–XBRL	Instance Document.
101.SCH–XBRL	Taxonomy Extension Schema Document.
101.CAL–XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB–XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE–XBRL	Taxonomy Extension Presentation Linkbase Document.
101.DEF–XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2012 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$13,973	$17,386	$17,386
States, municipalities and political subdivisions	2,952	3,452	3,452
Foreign governments	81,578	88,290	88,290
Asset-backed securities	11,846	11,336	11,336
Residential mortgage-backed securities	9,153	9,604	9,604
Commercial mortgage-backed securities	11,228	11,937	11,937
Public utilities	22,766	24,874	24,874
All other corporate bonds	123,764	134,020	134,020
Redeemable preferred stock	394	437	437

Total fixed maturities, available-for-sale	$277,654	$301,336	$301,336

Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$1,142	$1,250	$1,142
Asset-backed securities	1,001	1,067	1,001
Residential mortgage-backed securities	758	808	758
Commercial mortgage-backed securities	302	351	302
All other corporate bonds	1,065	1,035	1,065

Total fixed maturities, held-to-maturity	$4,268	$4,511	$4,268

Equity securities:
Common Stocks:
Public utilities	$115	$129	$129
Banks, trust and insurance companies	959	1,127	1,127
Industrial, miscellaneous and other	5,659	6,992	6,992
Nonredeemable preferred stocks	26	29	29

Total equity securities, available-for-sale	$6,759	$8,277	$8,277

Trading account assets supporting insurance liabilities(2)(3)	$20,590		$20,590
Other trading account assets(2)	6,328		6,328
Commercial mortgage and other loans(4)	36,733		36,733
Policy loans	11,575		11,575
Short-term investments(5)	6,447		6,447
Other long-term investments	10,028		10,028

Total investments	$380,382		$405,582

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $34,914 million and uncollateralized loans of $1,819 million.
(5)	“Short-term investments” include securities purchased under agreements to resell.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2012 and 2011

(in millions)

	2012	2011
ASSETS
Investment contracts from subsidiaries	$0	$521
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011—$189)	0	192
Commercial loans	0	244
Other investments	1,163	1,098

Total investments	1,163	2,055
Cash and cash equivalents	7,400	3,846
Due from subsidiaries	1,115	709
Loans receivable from subsidiaries	8,882	9,798
Investment in subsidiaries	44,135	39,339
Other assets	659	753

TOTAL ASSETS	$63,354	$56,500

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,898	$1,875
Loans payable to subsidiaries	1,587	1,318
Short-term debt	1,847	1,252
Long-term debt	16,998	17,300
Other liabilities	449	502

Total liabilities	24,779	22,247

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,307 and 660,111,264 shares issued at December 31, 2012 and 2011, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2012 and 2011, respectively)	0	0
Additional paid-in capital	24,380	24,293
Common Stock held in treasury, at cost (197,077,940 and 192,072,613 shares at December 31, 2012 and 2011, respectively)	(12,163)	(11,920)
Accumulated other comprehensive income (loss)	10,214	5,245
Retained earnings	16,138	16,629

Total equity	38,575	34,253

TOTAL LIABILITIES AND EQUITY	$63,354	$56,500

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
REVENUES
Net investment income	$33	$45	$84
Realized investment gains (losses), net	(33)	(23)	185
Affiliated interest revenue	404	333	212
Other income	(19)	249	(35)

Total revenues	385	604	446

EXPENSES
General and administrative expenses	67	53	38
Interest expense	1,066	1,043	941

Total expenses	1,133	1,096	979

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(748)	(492)	(533)

Income taxes:
Current	(432)	(292)	73
Deferred	166	(29)	(226)

Total income tax benefit	(266)	(321)	(153)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(482)	(171)	(380)

Equity in earnings of subsidiaries	951	3,741	3,381

INCOME FROM CONTINUING OPERATIONS	469	3,570	3,001

Income (loss) from discontinued operations, net of taxes	0	(4)	0

NET INCOME	$469	$3,566	$3,001

COMPREHENSIVE INCOME	$5,438	$6,161	$6,328

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469	$3,566	$3,001
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(951)	(3,741)	(3,381)
Realized investment (gains) losses, net	33	23	(185)
Dividends received from subsidiaries	2,435	2,955	3,863
Change in:
Due to/from subsidiaries, net	1,920	525	224
Other, net	9	(666)	(996)

Cash flows from operating activities	3,915	2,662	2,526

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	191	4	99
Equity securities, available-for-sale	0	4	0
Commercial loans	312	25	0
Investment contracts from subsidiaries	525	468	799
Short-term investments	2,485	2,288	1,661
Payments for the purchase of:
Fixed maturities, available-for-sale	0	0	(98)
Equity securities, available-for-sale	0	(4)	0
Commercial loans	(68)	(269)	0
Short-term investments	(2,550)	(2,301)	(2,086)
Capital contributions to subsidiaries	(1,912)	(1,593)	(2,199)
Returns of capital contributions from subsidiaries	427	287	112
Proceeds from sale of subsidiaries	0	91	0
Loans to subsidiaries, net of maturities	825	(2,824)	(1,870)
Other, investing	24	24	42

Cash flows from (used in) investing activities	259	(3,800)	(3,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(749)	(685)	(556)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(650)	(999)	0
Common Stock reissued for exercise of stock options	150	122	98
Proceeds from the issuance of Common Stock	0	0	970
Proceeds from the issuance of debt (maturities longer than 90 days)	3,180	1,741	3,349
Repayments of debt (maturities longer than 90 days)	(2,737)	(704)	(621)
Repayments of loans from subsidiaries	(20)	(45)	(130)
Proceeds from loans payable to subsidiaries	400	3	149
Net change in financing arrangements (maturities of 90 days or less)	(143)	(12)	169
Excess tax benefits from share-based payment arrangements	12	2	6
Other, financing	(44)	(7)	16

Cash flows from (used in) financing activities	(620)	(603)	3,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,554	(1,741)	2,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,846	5,587	3,170

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,400	$3,846	$5,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,040	$1,028	$910
Cash paid (refunds received) during the period for taxes	$(256)	$135	$812

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital transactions	$0	$0	$106
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$0	$0	$(44)
Capital transactions with subsidiary in the form of a tax receivable/(liability)	$0	$18	$0
Treasury Stock shares issued for stock-based compensation programs	$211	$77	$74

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

The condensed financial statements of Prudential Financial reflect its direct wholly-owned subsidiaries using the equity method of accounting.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2012 and 2011 primarily consisted of government agency securities and money market funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2012	December 31, 2011
			(in millions)
Short-term debt:
Commercial Paper(1)			$113	$296
Current portion of long-term debt			1,734	956

Total short-term debt			$1,847	$1,252

Long-term debt:
Fixed rate senior notes	2013-2041	2.75%-7.38%	$12,190	$15,441
Floating rate senior notes	2013-2020	(2)	214	340
Junior subordinated notes	2042-2068	5.63%-9.00%	4,594	1,519

Total long-term debt			$16,998	$17,300

(1)	The weighted average interest rate on outstanding commercial paper was 0.41% and 0.38% at December 31, 2012 and 2011, respectively.
(2)	The interest rates on these floating rate notes are based on either LIBOR or the U.S. Consumer Price Index. The interest rates ranged from 3.0% to 6.6% in 2012 and 1.8% to 6.6% in 2011.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was decreased by $4 million, $8 million, and $15 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2012, Prudential Financial’s contractual maturities for long-term debt:

	Calendar Year
	2014	2015	2016	2017	2018 and thereafter	Total
	(in millions)
Long-term debt	$1,531	$2,222	$751	$982	$11,512	$16,998

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received dividends and/or returns of capital from the following holding companies:

	2012	2011	2010
	(in millions)
Prudential Holdings, LLC	$600	$1,592	$3,000
Prudential Annuities Life Assurance Corporation	408	588	470
International Insurance and Investments Holding Companies	865	478	205
Prudential Asset Management Holding Company	646	468	247
Other Holding Companies	343	116	53

Total	$2,862	$3,242	$3,975

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2012, there was $359 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on inter-company loans between affiliates. As of December 31, 2012, Prudential Financial had issued guarantees of outstanding loans totaling $4.2 billion between International Insurance subsidiaries and other affiliates.

In 2011, Prudential Financial provided a guarantee of the obligations of a captive reinsurance subsidiary under a $2.0 billion letter of credit facility entered into by the captive subsidiary in support of its obligations under a reinsurance arrangement relating to the Closed Block Business within Prudential Insurance. Prudential Financial guarantees all obligations of the captive reinsurance subsidiary under the facility, including its obligation to reimburse any draws on a letter of credit issued under the facility.

In 2004, Prudential Financial entered into a $200 million liquidity facility agreement with a subsidiary. Under the facility, Prudential Financial may provide loans to the subsidiary from time to time in order to support payment obligations of the subsidiary arising under affiliated reinsurance arrangements and borrowings. There were no outstanding loans under the facility as of December 31, 2012.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, including the sale of its Global Commodities Business in 2011, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2012, Prudential Financial has accrued liabilities of $6 million associated with all other financial guarantees and indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2012 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$3,829	$5,360	$0	$10,608	$2,140	$770	$776	$(397)	$1,581
Retirement	207	47,297	2,142	45,674	32,604	3,203	35,349	49	896
Asset Management	0	0	0	0	0	106	0	24	1,785

U.S. Retirement Solutions and Investment Management Division	4,036	52,657	2,142	56,282	34,744	4,079	36,125	(324)	4,262

Individual Life	3,115	5,144	0	10,590	1,976	1,033	1,570	419	995
Group Insurance	182	4,920	187	8,073	4,908	586	4,756	5	824

U.S. Individual Life and Group Insurance Division	3,297	10,064	187	18,663	6,884	1,619	6,326	424	1,819

International Insurance	6,589	96,412	462	54,289	25,015	4,245	22,431	1,167	3,474

International Insurance Division	6,589	96,412	462	54,289	25,015	4,245	22,431	1,167	3,474

Corporate and Other	(234)	3,286	1	10	383	565	1,056	199	987

Total Financial Services Businesses	13,688	162,419	2,792	129,244	67,026	10,508	65,938	1,466	10,542

Closed Block Business	412	50,839	0	12,676	2,817	3,153	5,603	38	552

Total	$14,100	$213,258	$2,792	$141,920	$69,843	$13,661	$71,541	$1,504	$11,094

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2011 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$2,389	$4,462	$0	$11,932	$1,881	$791	$1,511	$1,667	$1,395
Retirement	197	15,665	323	45,946	973	3,178	3,592	50	927
Asset Management	0	0	0	0	0	118	0	25	1,626

U.S. Retirement Solutions and Investment Management Division	2,586	20,127	323	57,878	2,854	4,087	5,103	1,742	3,948

Individual Life	3,191	4,487	0	9,507	1,668	978	1,443	135	841
Group Insurance	132	4,777	178	7,432	4,948	575	4,704	6	735

U.S. Individual Life and Group Insurance Division	3,323	9,264	178	16,939	6,616	1,553	6,147	141	1,576

International Insurance	6,141	86,756	443	55,066	15,549	3,725	12,903	879	3,369

International Insurance Division	6,141	86,756	443	55,066	15,549	3,725	12,903	879	3,369

Corporate and Other	5	2,156	1	(523)	288	545	476	(104)	1,140

Total Financial Services Businesses	12,055	118,303	945	129,360	25,307	9,910	24,629	2,658	10,033

Closed Block Business	462	51,423	0	10,995	2,918	3,214	6,192	37	572

Total	$12,517	$169,726	$945	$140,355	$28,225	$13,124	$30,821	$2,695	$10,605

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2010 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$3,019	$1,244	$0	$12,398	$1,475	$878	$883	$215	$1,142
Retirement	213	14,742	241	44,780	1,267	3,236	4,285	27	920
Asset Management	0	0	0	0	0	124	0	25	1,444

U.S. Retirement Solutions and Investment Management Division	3,232	15,986	241	57,178	2,742	4,238	5,168	267	3,506

Individual Life	3,213	3,971	0	8,780	1,691	902	1,404	166	765
Group Insurance	139	4,459	171	7,183	4,377	574	4,167	10	691

U.S. Individual Life and Group Insurance Division	3,352	8,430	171	15,963	6,068	1,476	5,571	176	1,456

International Insurance	5,294	55,344	382	29,000	9,494	2,450	7,906	627	1,688

International Insurance Division	5,294	55,344	382	29,000	9,494	2,450	7,906	627	1,688

Corporate and Other	(74)	1,857	1	(1,004)	250	454	315	(31)	1,088

Total Financial Services Businesses	11,804	81,617	795	101,137	18,554	8,618	18,960	1,039	7,738

Closed Block Business	524	51,632	0	8,688	3,007	3,247	5,723	46	571

Total	$12,328	$133,249	$795	$109,825	$21,561	$11,865	$24,683	$1,085	$8,309

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2012, 2011 and 2010 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2012
Life Insurance Face Amount In Force	$3,645,504	$456,329	$14,400	$3,203,575	0.5%

Premiums:
Life Insurance	$62,603	$1,374	$223	$61,452	0.4%
Accident and Health Insurance	3,963	62	1	3,902	0.0%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$66,566	$1,436	$224	$65,354	0.3%

2011
Life Insurance Face Amount In Force	$3,596,957	$428,419	$17,881	$3,186,419	0.8%

Premiums:
Life Insurance	$22,306	$1,302	$126	$21,130	0.6%
Accident and Health Insurance	3,220	51	2	3,171	0.1%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$25,526	$1,353	$128	$24,301	0.5%

2010
Life Insurance Face Amount In Force	$3,251,332	$421,442	$25,058	$2,854,948	0.9%

Premiums:
Life Insurance	$17,624	$1,224	$163	$16,563	1.0%
Accident and Health Insurance	1,714	39	0	1,675	0.0%
Property & Liability Insurance	0	0	0	0	0.0%

Total Premiums	$19,338	$1,263	$163	$18,238	0.9%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2012
Allowance for losses on commercial mortgage and other loans	$367	$0	$0	$96	(a)	$(2)	$269
Valuation allowance on deferred tax asset	392	(108)	(3)	0		(1)	280

	$759	$(108)	$(3)	$96		$(3)	$549

2011
Allowance for losses on commercial mortgage and other loans	$575	$0	$0	$210	(a)	$2	$367
Valuation allowance on deferred tax asset	386	(2)	11	3	(b)	0	392

	$961	$(2)	$11	$213		$2	$759

2010
Allowance for losses on commercial mortgage and other loans	$698	$0	$0	$125	(a)	$2	$575
Valuation allowance on deferred tax asset	276	119	0	10	(b)	1	386

	$974	$119	$0	$135		$3	$961

(a)	Represents release of allowance for losses and charge-offs, net of recoveries.
(b)	Represents, primarily, utilization and expiration of net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 22nd day of February, 2013.

Prudential Financial, Inc.

By:	/S/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013:

Name	Title

/s/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

MARK B. GRIER* Mark B. Grier	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

MARTINA HUND-MEJEAN* Martina Hund-Mejean	Director

Name	Title

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 12, 2013 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (amended and restated effective as of October 10, 2011). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2011 Quarterly Report on Form 10-Q.*

10.3

First Amendment to The Prudential Insurance Company of America Deferred Compensation Plan, effective October 5, 2012. Incorporated by reference to Exhibit 10.1 of the Registrant’s September 30, 2012 Quarterly Report on Form 10-Q.*

10.4	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.5

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.6

Form of Waiver by certain executive officers of certain benefit entitlements under the Prudential Financial, Inc. Executive Change of Control Severance Program with respect to portions of their annual incentive award compensation granted to them in 2010 in respect of 2009. Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2009 Annual Report on Form 10-K.*

10.7	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.8

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.9

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.10

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.11

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.12

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.13

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.14

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.15

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.16

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.17

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit awards to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.18

Form of Grant Acceptance Agreement relating to January 18, 2008 restricted stock unit award to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.19

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.20

Form of 2008 Grant Acceptance Agreement relating to Common Stock performance share awards to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.21

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.22

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.23

Form of Terms and Conditions relating to special awards in 2010 of restricted stock units to the chairman, principal executive officer, principal financial officer and other executive officers in connection with the Registrant’s minority joint venture interest in Wachovia Securities Financial Holdings, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.24

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.25

Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2012 Current Report on Form 8-K.*

10.26

Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.27	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.28

Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 9, 2010). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.29

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.30	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.31

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.32

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.33

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.36

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.37

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.38

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39

Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.40

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.41

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.43

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.44

The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.45

The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.46	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.47	First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012.*

10.48

Stock Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 1, 2010 Current Report on Form 8-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

18.1	Letter on Change in Accounting Principle

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS–XBRL	Instance Document.

101.SCH–XBRL	Taxonomy Extension Schema Document.

101.CAL–XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB–XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE–XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF–XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.