Form 10-Q
period 2013-03-31
PRUDENTIAL FINANCIAL INC
filed 2013-05-03
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 464 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2013 and December 31, 2012 (in millions, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013-$273,678; 2012-$277,654)(1)	$300,382	$301,336
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2013-$4,186; 2012-$4,511)(1)	3,878	4,268
Trading account assets supporting insurance liabilities, at fair value(1)	20,890	20,590
Other trading account assets, at fair value	6,862	6,328
Equity securities, available-for-sale, at fair value (cost: 2013-$6,613; 2012-$6,759)(1)	8,918	8,277
Commercial mortgage and other loans (includes $726 and $162 measured at fair value under the fair value option at March 31, 2013 and December 31, 2012, respectively)(1)	38,458	36,733
Policy loans	11,938	11,575
Other long-term investments (includes $487 and $465 measured at fair value under the fair value option at March 31, 2013 and December 31, 2012, respectively)(1)	9,863	10,028
Short-term investments(1)	6,288	6,447

Total investments	407,477	405,582
Cash and cash equivalents(1)	14,477	18,100
Accrued investment income(1)	3,143	3,127
Deferred policy acquisition costs	14,374	14,100
Value of business acquired	4,167	3,248
Other assets(1)	14,151	11,887
Separate account assets (1)	266,308	253,254

TOTAL ASSETS	$724,097	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$210,918	$216,050
Policyholders’ account balances	138,316	134,413
Policyholders’ dividends	7,452	7,507
Securities sold under agreements to repurchase	6,702	5,818
Cash collateral for loaned securities	3,390	3,941
Income taxes	8,039	8,551
Short-term debt	2,228	2,484
Long-term debt	25,488	24,729
Other liabilities	12,694	11,683
Notes issued by consolidated variable interest entities (includes $1,768 and $1,406 measured at fair value under the fair value option at March 31, 2013 and December 31, 2012, respectively)(1)	1,896	1,577
Separate account liabilities(1)	266,308	253,254

Total liabilities	683,431	670,007

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,307 and 660,111,307 shares issued at March 31, 2013 and December 31, 2012, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	0	0
Additional paid-in capital	24,354	24,380
Common Stock held in treasury, at cost (194,777,322 and 197,077,940 shares at March 31, 2013 and December 31, 2012, respectively)	(12,018)	(12,163)
Accumulated other comprehensive income (loss)	12,418	10,214
Retained earnings	15,203	16,138

Total Prudential Financial, Inc. equity	39,963	38,575

Noncontrolling interests	703	716

Total equity	40,666	39,291

TOTAL LIABILITIES AND EQUITY	$724,097	$709,298

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012 (in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
REVENUES
Premiums	$7,084	$6,773
Policy charges and fee income	1,356	1,049
Net investment income	3,638	3,320
Asset management fees and other income	(1,170)	(135)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(308)	(573)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	238	461
Other realized investment gains (losses), net	(653)	(1,272)

Total realized investment gains (losses), net	(723)	(1,384)

Total revenues	10,185	9,623

BENEFITS AND EXPENSES
Policyholders’ benefits	7,219	6,443
Interest credited to policyholders’ account balances	1,050	966
Dividends to policyholders	560	442
Amortization of deferred policy acquisition costs	218	(225)
General and administrative expenses	2,683	2,760

Total benefits and expenses	11,730	10,386

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,545)	(763)

Income tax expense (benefit)	(831)	179

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(714)	(942)
Equity in earnings of operating joint ventures, net of taxes	49	7

INCOME (LOSS) FROM CONTINUING OPERATIONS	(665)	(935)
Income from discontinued operations, net of taxes	1	7

NET INCOME (LOSS)	(664)	(928)
Less: Income attributable to noncontrolling interests	42	11

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$(706)	$(939)

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.55)	$(2.04)
Income from discontinued operations, net of taxes	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$(2.03)

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.55)	$(2.04)
Income from discontinued operations, net of taxes	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$(2.03)

Dividends declared per share of Common Stock	$0.40

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$5.50	$6.50
Income from discontinued operations, net of taxes	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$5.50	$6.50

Dividends declared per share of Class B Stock	$2.41

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012 (in millions)

	Three Months Ended March 31,
	2013	2012
NET INCOME (LOSS)	$(664)	$(928)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments for the period	(902)	(179)
Reclassification adjustment for amounts included in net income	1	0

Total	(901)	(179)

Net unrealized investment gains:
Unrealized investment gains for the period	4,452	2,891
Reclassification adjustment for (gains) losses included in net income	(174)	93

Total	4,278	2,984

Defined benefit pension and postretirement unrecognized net periodic benefit:
Impact of foreign currency changes and other	19	15
Amortization included in net income	31	24

Total	50	39

Other comprehensive income, before tax	3,427	2,844
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(269)	(34)
Net unrealized investment gains	1,474	1,083
Defined benefit pension and postretirement unrecognized net periodic benefit	18	1

Total	1,223	1,050
Other comprehensive income, net of taxes	2,204	1,794

Comprehensive income	1,540	866
Less: Comprehensive income attributable to noncontrolling interests	42	7

Comprehensive income attributable to Prudential Financial, Inc.	$1,498	$859

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Three Months Ended March 31, 2013 and 2012 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$6	$24,380	$16,138	$(12,163)	$10,214	$38,575	$716	$39,291
Contributions from noncontrolling interests						0	1	1
Distributions to noncontrolling interests						0	(56)	(56)
Consolidations/deconsolidations
Stock-based compensation programs		(26)	(36)	145		83		83
Dividends declared on Common Stock			(188)			(188)		(188)
Dividends declared on Class B Stock			(5)			(5)		(5)
Comprehensive income:
Net income			(706)			(706)	42	(664)
Other comprehensive income (loss), net of tax					2,204	2,204	0	2,204

Total comprehensive income (loss)						1,498	42	1,540

Balance, March 31, 2013	$6	$24,354	$15,203	$(12,018)	$12,418	$39,963	$703	$40,666

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$6	$24,293	$16,629	$(11,920)	$5,245	$34,253	$588	$34,841
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests						0	1	1
Stock-based compensation programs		(5)	(150)	253		98		98
Comprehensive income:
Net income			(939)			(939)	11	(928)
Other comprehensive income (loss), net of tax					1,798	1,798	(4)	1,794

Total comprehensive income (loss)						859	7	866

Balance, March 31, 2012	$6	$24,288	$15,540	$(11,917)	$7,043	$34,960	$596	$35,556

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012 (in millions)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(664)	$(928)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	723	1,384
Policy charges and fee income	(514)	(326)
Interest credited to policyholders’ account balances	1,050	966
Depreciation and amortization	109	105
Gains on trading account assets supporting insurance liabilities, net	(93)	(234)
Change in:
Deferred policy acquisition costs	(645)	(1,047)
Future policy benefits and other insurance liabilities	2,545	2,689
Other trading account assets	(10)	(48)
Income taxes	(1,653)	281
Other, net	(661)	(2,075)

Cash flows from operating activities	187	767

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	11,805	10,967
Fixed maturities, held-to-maturity	125	123
Trading account assets supporting insurance liabilities and other trading account assets	5,658	4,512
Equity securities, available-for-sale	1,003	1,088
Commercial mortgage and other loans	1,287	784
Policy loans	572	577
Other long-term investments	499	554
Short-term investments	9,311	7,399
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,564)	(13,573)
Fixed maturities, held-to-maturity	(14)	0
Trading account assets supporting insurance liabilities and other trading account assets	(6,498)	(4,360)
Equity securities, available-for-sale	(985)	(941)
Commercial mortgage and other loans	(2,008)	(1,380)
Policy loans	(441)	(451)
Other long-term investments	(633)	(277)
Short-term investments	(9,053)	(7,262)
Acquisition of business, net of cash acquired	(488)	0
Other, net	(228)	16

Cash flows used in investing activities	(3,652)	(2,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,881	5,404
Policyholders’ account withdrawals	(6,438)	(6,074)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	344	970
Cash dividends paid on Common Stock	(206)	(44)
Cash dividends paid on Class B Stock	(5)	0
Net change in financing arrangements (maturities 90 days or less)	591	145
Common Stock acquired	0	(225)
Common Stock reissued for exercise of stock options	46	63
Proceeds from the issuance of debt (maturities longer than 90 days)	1,233	1,130
Repayments of debt (maturities longer than 90 days)	(1,240)	(191)
Excess tax benefits from share-based payment arrangements	8	44
Change in bank deposits	0	(49)
Other, net	135	346

Cash flows from financing activities	349	1,519

Effect of foreign exchange rate changes on cash balances	(507)	(112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,623)	(50)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,100	14,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,477	$14,201

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$101	$205

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of March 31, 2013, include the assets and liabilities of Gibraltar Life as of February 28, 2013 and the results of operations for Gibraltar Life for the three months ended February 28, 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives are recorded either as assets, within “Other trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 14.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. The disclosures required by this guidance are included in Note 7.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Adoption of New Accounting Pronouncements

In March 2013, the FASB issued updated guidance regarding the recognition in net income of the cumulative translation adjustment upon the sale or loss of control of a business or group of assets residing in a foreign subsidiary, or a loss of control of a foreign investment. Under this guidance, the reporting entity is required to recognize in net income the proportionate share of the cumulative translation adjustment attributable to the respective investment upon the loss of control or sale. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2013 and should be applied prospectively. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $141 billion. This acquisition increases the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

The assets and liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. Total assets assumed were $11.3 billion, which includes $1.3 billion of value of business acquired and $0.1 billion of cash, and total liabilities assumed were $10.7 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010 between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities were Japanese corporations and their businesses were in Japan, increasing the Company’s scale in the Japanese insurance market. On January 1, 2012, Star and Edison were merged into Gibraltar Life.

Sale of Wealth Management Services

In April 2013, the Company signed a definitive agreement to sell its wealth management services unit to Envestnet Inc. The transaction, which will not have a material impact to the Company’s financial results, is expected to close in 2013, subject to customary closing conditions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Real estate investments sold or held for sale(1)	$0	$10
Global commodities business	2	0

Income from discontinued operations before income taxes	2	10
Income tax expense	1	3

Income from discontinued operations, net of taxes	$1	$7

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Total assets	$33	$13
Total liabilities	$0	$0

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,102	$3,296	$44	$16,354	$0
Obligations of U.S. states and their political subdivisions	3,381	533	9	3,905	0
Foreign government bonds	76,284	8,611	62	84,833	1
Corporate securities	149,825	15,252	1,744	163,333	(5)
Asset-backed securities(1)	11,263	257	479	11,041	(880)
Commercial mortgage-backed securities	11,659	651	24	12,286	5
Residential mortgage-backed securities(2)	8,164	489	23	8,630	(11)

Total fixed maturities, available-for-sale	$273,678	$29,089	$2,385	$300,382	$(890)

Equity securities, available-for-sale	$6,613	$2,321	$16	$8,918

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,050	$172	$0	$1,222	$0
Corporate securities(4)	987	39	46	980	0
Asset-backed securities(1)	864	59	0	923	0
Commercial mortgage-backed securities	278	38	0	316	0
Residential mortgage-backed securities(2)	699	46	0	745	0

Total fixed maturities, held-to-maturity(4)	$3,878	$354	$46	$4,186	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $913 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,644 million) which have been offset with the associated payables under a netting agreement.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,973	$3,448	$35	$17,386	$0
Obligations of U.S. states and their political subdivisions	2,952	505	5	3,452	0
Foreign government bonds	81,578	6,778	66	88,290	1
Corporate securities	146,924	13,996	1,589	159,331	(2)
Asset-backed securities(1)	11,846	221	731	11,336	(964)
Commercial mortgage-backed securities	11,228	726	17	11,937	5
Residential mortgage-backed securities(2)	9,153	484	33	9,604	(11)

Total fixed maturities, available-for-sale	$277,654	$26,158	$2,476	$301,336	$(971)

Equity securities, available-for-sale	$6,759	$1,573	$55	$8,277

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,142	$108	$0	$1,250	$0
Corporate securities(4)	1,065	37	67	1,035	0
Asset-backed securities(1)	1,001	66	0	1,067	0
Commercial mortgage-backed securities	302	49	0	351	0
Residential mortgage-backed securities(2)	758	50	0	808	0

Total fixed maturities, held-to-maturity(4)	$4,268	$310	$67	$4,511	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $778 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2013, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$15,725	$16,341	$0	$0
Due after one year through five years	48,878	53,141	90	91
Due after five years through ten years	56,682	63,286	329	343
Due after ten years(1)	121,307	135,657	1,618	1,768
Asset-backed securities	11,263	11,041	864	923
Commercial mortgage-backed securities	11,659	12,286	278	316
Residential mortgage-backed securities	8,164	8,630	699	745

Total	$273,678	$300,382	$3,878	$4,186

(1)	Excludes notes with amortized cost of $1,500 million (fair value, $1,644 million) which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$6,495	$5,663
Proceeds from maturities/repayments	5,739	4,989
Gross investment gains from sales, prepayments, and maturities	229	127
Gross investment losses from sales and maturities	(106)	(78)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	125	123
Equity securities, available-for-sale
Proceeds from sales	$1,048	$1,082
Gross investment gains from sales	107	122
Gross investment losses from sales	(23)	(86)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(70)	$(112)
Writedowns for impairments on equity securities	(7)	(49)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2013	2012
	(in millions)
Balance, beginning of period	$1,166	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(97)	(18)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(59)
Credit loss impairment recognized in the current period on securities not previously impaired	1	24
Additional credit loss impairments recognized in the current period on securities previously impaired	12	37
Increases due to the passage of time on previously recorded credit losses	12	13
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(7)

Balance, end of period	$1,089	$1,465

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,126	$1,126	$938	$938

Fixed maturities:
Corporate securities	11,222	12,168	11,076	12,107
Commercial mortgage-backed securities	2,331	2,441	2,096	2,229
Residential mortgage-backed securities(1)	1,884	1,932	1,965	2,026
Asset-backed securities(2)	1,048	1,047	1,179	1,116
Foreign government bonds	631	668	683	708
U.S. government authorities and agencies and obligations of U.S. states	346	410	369	426

Total fixed maturities	17,462	18,666	17,368	18,612
Equity securities	857	1,098	943	1,040

Total trading account assets supporting insurance liabilities	$19,445	$20,890	$19,249	$20,590

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income”, was $104 million and $263 million during the three months ended March 31, 2013 and 2012, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$58	$59	$42	$42
Fixed maturities	2,614	2,595	2,196	2,132
Equity securities	1,236	1,338	1,363	1,437
Other	3	6	3	6

Subtotal	3,911	3,998	3,604	3,617

Derivative instruments		2,864		2,711

Total other trading account assets	$3,911	$6,862	$3,604	$6,328

The net change in unrealized gains (losses) from other trading account assets, excluding derivatives instruments, still held at period end, recorded within “Asset management fees and other income”, was $74 million and $137 million during the three months ended March 31, 2013 and 2012, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both March 31, 2013 and December 31, 2012, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$61,948	$67,907	$66,590	$70,997
Fixed maturities, held-to-maturity	1,026	1,196	1,118	1,223
Trading account assets supporting insurance liabilities	488	510	513	524
Other trading account assets	35	35	39	40
Short-term investments	0	0	0	0
Cash equivalents	574	574	1,637	1,637

Total	$64,071	$70,222	$69,897	$74,421

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$5,754	$6,963	$5,837	$6,883
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	62	63	62	63
Other trading account assets	3	3	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$5,819	$7,029	$5,901	$6,948

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$7,456	20.6%	$6,890	20.1%
Retail	8,067	22.3	8,190	23.9
Apartments/Multi-Family	6,332	17.5	5,235	15.3
Industrial	7,754	21.4	7,636	22.3
Hospitality	1,496	4.2	1,322	3.9
Other	2,933	8.1	2,841	8.3

Total commercial mortgage loans	34,038	94.1	32,114	93.8
Agricultural property loans	2,147	5.9	2,122	6.2

Total commercial and agricultural mortgage loans by property type	36,185	100.0%	34,236	100.0%

Valuation allowance	(226)		(229)

Total net commercial and agricultural mortgage loans by property type	35,959		34,007

Other loans
Uncollateralized loans	1,717		1,836
Residential property loans	690		790
Other collateralized loans	121		140

Total other loans	2,528		2,766
Valuation allowance	(29)		(40)

Total net other loans	2,499		2,726

Total commercial mortgage and other loans(1)	$38,458		$36,733

(1)	Includes loans held at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (28%), New York (10%), and Texas (8%) at March 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	12	0	(1)	(8)	1	4
Charge-offs, net of recoveries	(15)	0	0	0	0	(15)
Change in foreign exchange	0	0	(1)	0	(2)	(3)

Total ending balance	$206	$20	$9	$4	$16	$255

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(20)	1	(4)	(6)	(2)	(31)
Charge-offs, net of recoveries	(65)	0	0	0	0	(65)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total ending balance	$209	$20	$11	$12	$17	$269

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$39	$12	$0	$4	$0	$55
Ending balance: collectively evaluated for impairment	167	7	9	0	17	200
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$206	$19	$9	$4	$17	$255

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,454	$52	$0	$82	$3	$1,591
Ending balance gross of reserves: collectively evaluated for impairment	32,584	2,095	690	39	1,714	37,122
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$34,038	$2,147	$690	$121	$1,717	$38,713

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$49	$12	$0	$12	$0	$73
Ending balance: collectively evaluated for impairment	160	8	11	0	17	196
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$209	$20	$11	$12	$17	$269

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,011	$49	$0	$93	$3	$1,156
Ending balance gross of reserves: collectively evaluated for impairment	31,103	2,073	790	47	1,833	35,846
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$32,114	$2,122	$790	$140	$1,836	$37,002

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$1	$1	$0	$14	$1
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$1	$3	$0	$14	$1

With an allowance recorded:
Commercial mortgage loans	$152	$153	$39	$169	$2
Agricultural property loans	18	17	12	17	0
Residential property loans	0	0	0	0	0
Other collateralized loans	7	7	4	12	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$177	$177	$55	$198	$5

Total:
Commercial mortgage loans	$153	$154	$39	$183	$3
Agricultural property loans	18	17	12	17	0
Residential property loans	0	0	0	0	0
Other collateralized loans	7	7	4	12	3
Uncollateralized loans	0	2	0	0	0

Total	$178	$180	$55	$212	$6

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$27	$166	$0	$54	$4
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	4	0

Total with no related allowance	$27	$168	$0	$58	$4

With an allowance recorded:
Commercial mortgage loans	$185	$185	$50	$351	$8
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$219	$219	$73	$386	$8

Total:
Commercial mortgage loans(4)	$212	$351	$50	$405	$12
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	2	0	4	0

Total	$246	$387	$73	$444	$12

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of March 31, 2013 and December 31, 2012, was $678 million and $114 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both March 31, 2013 and December 31, 2012, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the credit quality indicators as of March 31, 2013, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—March 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$15,804	$670	$148	$16,622
60%-69.99%	9,919	666	230	10,815
70%-79.99%	4,463	694	181	5,338
Greater than 80%	323	455	485	1,263

Total commercial mortgage loans	$30,509	$2,485	$1,044	$34,038

Agricultural property loans

	Debt Service Coverage Ratio—March 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$1,687	$159	$44	$1,890
60%-69.99%	210	0	0	210
70%-79.99%	0	0	0	0
Greater than 80%	0	0	47	47

Total agricultural property loans	$1,897	$159	$91	$2,147

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—March 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$17,491	$829	$192	$18,512
60%-69.99%	10,129	666	230	11,025
70%-79.99%	4,463	694	181	5,338
Greater than 80%	323	455	532	1,310

Total commercial and agricultural mortgage loans	$32,406	$2,644	$1,135	$36,185

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

	March 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$33,909	$13	$0	$0	$116	$129	$34,038	$240
Agricultural property loans	2,099	0	0	0	48	48	2,147	49
Residential property loans	662	11	5	0	12	28	690	12
Other collateralized loans	120	0	0	0	1	1	121	7
Uncollateralized loans	1,717	0	0	0	0	0	1,717	3

Total	$38,507	$24	$5	$0	$177	$206	$38,713	$311

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$31,943	$43	$91	$0	$37	$171	$32,114	$190
Agricultural property loans	2,077	0	0	0	45	45	2,122	49
Residential property loans	759	12	5	0	14	31	790	14
Other collateralized loans	139	0	0	0	1	1	140	17
Uncollateralized loans	1,836	0	0	0	0	0	1,836	3

Total	$36,754	$55	$96	$0	$97	$248	$37,002	$273

See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended March 31, 2013, there were $718 million of commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale. For the three months ended March 31, 2012, there were no new commercial mortgage and other loans acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of March 31, 2013 and December 31, 2012, the Company had committed to fund $10 million and $6 million, respectively, to borrowers that have been involved in a troubled debt restructuring. During the three months ended March 31, 2013 and 2012, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Net Investment Income

Net investment income for the three months ended March 31, 2013 and 2012, was from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$2,651	$2,401
Fixed maturities, held-to-maturity	31	34
Equity securities, available-for-sale	78	76
Trading account assets	238	231
Commercial mortgage and other loans	490	487
Policy loans	148	148
Short-term investments and cash equivalents	10	12
Other long-term investments	133	40

Gross investment income	3,779	3,429
Less: investment expenses	(141)	(109)

Net investment income	$3,638	$3,320

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2013 and 2012, were from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Fixed maturities	$53	$(63)
Equity securities	77	(13)
Commercial mortgage and other loans	13	11
Investment real estate	0	3
Joint ventures and limited partnerships	(1)	(4)
Derivatives(1)	(870)	(1,319)
Other	5	1

Realized investment gains (losses), net	$(723)	$(1,384)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$23	$(194)
Fixed maturity securities, available-for-sale—all other	26,681	23,876
Equity securities, available-for-sale	2,305	1,518
Derivatives designated as cash flow hedges(1)	(79)	(257)
Other investments(2)	(36)	14

Net unrealized gains (losses) on investments	$28,894	$24,957

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of March 31, 2013, includes $44 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,375	$44	$3	$0	$1,378	$44
Obligations of U.S. states and their political subdivisions	590	9	0	0	590	9
Foreign government bonds	2,315	55	97	6	2,412	61
Corporate securities	29,738	1,237	5,446	553	35,184	1,790
Commercial mortgage-backed securities	1,476	19	140	5	1,616	24
Asset-backed securities	495	2	3,092	478	3,587	480
Residential mortgage-backed securities	1,130	8	216	15	1,346	23

Total	$37,119	$1,374	$8,994	$1,057	$46,113	$2,431

Equity securities, available-for-sale	$327	$16	$2	$0	$329	$16

(1)	Includes $439 million of fair value and $46 million of gross unrealized losses at March 31, 2013, on securities classified as held-to-maturity, a portion of which are not reflected in “AOCI.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,191	$33	$42	$2	$2,233	$35
Obligations of U.S. states and their political subdivisions	343	5	5	0	348	5
Foreign government bonds	5,426	55	167	11	5,593	66
Corporate securities	25,051	599	7,961	1,057	33,012	1,656
Commercial mortgage-backed securities	525	3	185	14	710	17
Asset-backed securities	911	11	3,545	720	4,456	731
Residential mortgage-backed securities	773	4	259	29	1,032	33

Total	$35,220	$710	$12,164	$1,833	$47,384	$2,543

Equity securities, available-for-sale	$961	$55	$0	$0	$961	$55

(1)	Includes $526 million of fair value and $67 million of gross unrealized losses at December 31, 2012, on securities classified as held-to-maturity, a portion of which are not reflected in “AOCI.”

The gross unrealized losses on fixed maturity securities at March 31, 2013 and December 31, 2012, are composed of $1,997 million and $1,866 million related to high or highest quality securities based on NAIC or equivalent rating and $434 million and $677 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At March 31, 2013, the $1,057 million of gross unrealized losses of twelve months or more were concentrated in the finance, utility, and consumer non-cyclical sectors of the Company’s corporate securities. At December 31, 2012, the $1,833 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance and consumer cyclical sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency exchange rate movements, general credit spread widening and increased liquidity discounts. At March 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2013, $1 million of the gross unrealized losses represented declines in value of greater than 20%, $1 million of which had been in that position for less than six months. At December 31, 2012, $6 million of the gross unrealized losses represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2013 or December 31, 2012.

5. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Consolidated Variable Interest Entities for which the Company is the Investment Manager

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant and thus is the primary beneficiary. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The Company is not required to provide, and has not provided, material financial or other support to any VIE for which it is the investment manager.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2013	December 31, 2012
	(in millions)
Fixed maturities, available-for-sale	$88	$87
Other trading account assets	1,867	1,409
Commercial mortgage and other loans	82	127
Other long-term investments	0	22
Cash and cash equivalents	511	9
Accrued investment income	6	0
Other assets	70	1

Total assets of consolidated VIEs	$2,624	$1,655

Notes issued by consolidated VIEs	$1,896	$1,577
Other liabilities	402	0

Total liabilities of consolidated VIEs	$2,298	$1,577

As included in the table above, notes issued by consolidated VIEs are reported on the Consolidated Statements of Financial Position within “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of March 31, 2013, the maturities of these obligations were over five years.

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

	March 31,	December 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$125	$115
Fixed maturities, held-to-maturity	974	1,059
Trading account assets supporting insurance liabilities	11	8
Other long-term investments	71	53
Accrued investment income	4	3

Total assets of consolidated VIEs	$1,185	$1,238

Other liabilities	$1	$1
Total liabilities of consolidated VIEs	$1	$1

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $1,774 million and $1,780 million at March 31, 2013 and December 31, 2012, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $614 million and $602 million at March 31, 2013 and December 31, 2012. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,545 million and $9,240 million as of March 31, 2013 and December 31, 2012, respectively. The Company has provided a guarantee to an unconsolidated VIE under which the Company is exposed to potential losses in the amount of $60 million and $64 million as of March 31, 2013 and December 31, 2012, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $6,691 million and $6,873 million as of March 31, 2013 and December 31, 2012, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.1 billion as of both March 31, 2013 and December 31, 2012 and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $318 million and $314 million at March 31, 2013 and December 31, 2012, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

As of March 31, 2013 and December 31, 2012, the Company recognized a policyholder dividend obligation of $920 million and $885 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,459 million and $5,478 million at March 31, 2013 and December 31, 2012, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2013.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,628	$50,839
Policyholders’ dividends payable	920	887
Policyholders’ dividend obligation	6,379	6,363
Policyholders’ account balances	5,403	5,426
Other Closed Block liabilities	4,299	3,366

Total Closed Block Liabilities	67,629	66,881

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	41,817	41,980
Other trading account assets, at fair value	226	224
Equity securities, available-for-sale, at fair value	3,603	3,225
Commercial mortgage and other loans	8,791	8,747
Policy loans	5,077	5,120
Other long-term investments	2,256	2,094
Short-term investments	1,502	1,194

Total investments	63,272	62,584
Cash and cash equivalents	403	511
Accrued investment income	572	550
Other Closed Block assets	419	262

Total Closed Block Assets	64,666	63,907

Excess of reported Closed Block Liabilities over Closed Block Assets	2,963	2,974
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	5,454	5,467
Allocated to policyholder dividend obligation	(5,459)	(5,478)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,958	$2,963

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2013
(in millions)
Balance, January 1	$6,363
Impact from earnings allocable to policyholder dividend obligation	35
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(19)

Balance, March 31	$6,379

Closed Block revenues and benefits and expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Revenues
Premiums	$647	$671
Net investment income	707	733
Realized investment gains (losses), net	96	(9)
Other income	10	20

Total Closed Block revenues	1,460	1,415

Benefits and Expenses
Policyholders’ benefits	815	859
Interest credited to policyholders’ account balances	34	34
Dividends to policyholders	503	404
General and administrative expenses	119	127

Total Closed Block benefits and expenses	1,471	1,424

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(11)	(9)
Income tax expense (benefit)	(16)	(12)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	5	3
Income from discontinued operations, net of taxes	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$5	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2012	660.1	197.1	463.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	0.0	0.0	0.0
Stock-based compensation programs(1)	0.0	(2.3)	2.3	0.0

Balance, March 31, 2013	660.1	194.8	465.3	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. As of March 31, 2013, 2.7 million shares of the Company’s common stock were repurchased under this authorization at a total cost of $150 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(902)	4,452	19	3,569
Amounts reclassified from AOCI	1	(174)	31	(142)
Income tax benefit (expense)	269	(1,474)	(18)	(1,223)

Balance, March 31, 2013	$296	$14,206	$(2,084)	$12,418

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,667)	$5,245
Change in component during period(2)	(141)	1,901	38	1,798

Balance, March 31, 2012	$966	$7,706	$(1,629)	$7,043

(1)	Includes cash flow hedges of $(79) million and $(257) million as of March 31, 2013 and December 31, 2012, respectively, and $(126) million and $(55) million as of March 31, 2012 and December 31, 2011, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three months ended March 31, 2013	Affected line item in Consolidated Statements of Operations
	(in millions)
Amounts reclassified from AOCI (1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(1)	Realized investment gains (losses), net Other income
Foreign currency translation adjustment	0

Total foreign currency translation adjustment	(1)

Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(4)	(3)
Cash flow hedges—Currency/Interest rate	(18)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	130
Net unrealized investment gains (losses)—all other	66

Total net unrealized investment gains (losses)	174	(4)

Amortization of defined benefit pension items:
Prior service cost	6	(5)
Actuarial gain (loss)	(37)	(5)
Transition obligation	0	(5)

Total amortization of defined benefit pension items	(31)

Total reclassifications for the period	$142

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	177				(62)	115
Reclassification adjustment for (gains) losses included in net income	40				(14)	26
Reclassification adjustment for OTTI losses excluded from net income(1)	0				0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(4)			1	(3)
Impact of net unrealized investment (gains) losses on future policy benefits			2		(1)	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(67)	23	(44)

Balance, March 31, 2013	$23	$(1)	$5	$72	$(35)	$64

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	3,934				(1,352)	2,582
Reclassification adjustment for (gains) losses included in net income	(214)				75	(139)
Reclassification adjustment for OTTI losses excluded from net income(2)	0				0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		81			(25)	56
Impact of net unrealized investment (gains) losses on future policy benefits			246		(89)	157
Impact of net unrealized investment (gains) losses on policyholders’ dividends				83	(30)	53

Balance, March 31, 2013	$28,871	$(1,147)	$(898)	$(5,544)	$(7,140)	$14,142

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, is as follows:

	Three Months Ended March 31,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic and diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(680)			$(956)
Direct equity adjustment	4			8
Less: Income attributable to noncontrolling interests	42			11
Less: Earnings allocated to participating unvested share-based payment awards	2			0

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(720)	464.3	$(1.55)	$(959)	469.2	$(2.04)

(1)	For the three months ended March 31, 2013 and 2012, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share, as all potential common shares are antidilutive due to the loss from continuing operations available to holders of Common Stock after direct equity adjustment.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. For the three months ended March 31, 2013 and 2012, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For the three months ended March 31, 2013, 20.4 million options and 5.1 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three months ended March 31, 2012, 20.7 million options and 5.8 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

were outstanding, are considered antidilutive as a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment.

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The exchange rate used in the diluted earnings per share calculation for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, are added to the numerator, if the overall effect is dilutive. As discussed above, the diluted weighted average shares were equal to the basic weighted average shares for the three months ended March 31, 2013 and 2012 as all potential common shares were antidilutive due to the loss from continuing operations available to holders of Common Stock after direct equity adjustment.

Class B Stock

Income from continuing operations per share of Class B Stock for the three months ended March 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended March 31,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$15			$21
Less: Direct equity adjustment	4			8

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$11	2.0	$5.50	$13	2.0	$6.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2013	December 31, 2012
	(in millions)
Commercial paper:
Prudential Financial	$233	$113
Prudential Funding, LLC	731	359

Subtotal commercial paper	964	472
Other notes payable(1)	100	100
Current portion of long-term debt(2)	1,164	1,912

Total short-term debt(3)	$2,228	$2,484

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$273	$156
Daily average commercial paper outstanding	$1,131	$1,194
Weighted average maturity of outstanding commercial paper, in days	17	21
Weighted average interest rate on outstanding short-term debt(4)	0.22%	0.28%

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both March 31, 2013 and December 31, 2012, discussed in more detail below.
(2)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both March 31, 2013 and December 31, 2012.
(3)	Includes Prudential Financial debt of $872 million and $1,847 million at March 31, 2013 and December 31, 2012, respectively.
(4)	Excludes the current portion of long-term debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial and its subsidiaries.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings generally have served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance, or NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s tangible net worth at a positive level. Additionally, Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s commercial paper program.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2012, the 5% limitation equates to a maximum amount of pledged assets of $8.1 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.6 billion, of which $2.3 billion was outstanding. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2013, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion that supported outstanding collateralized advances and collateralized funding agreements. As of March 31, 2013, $100 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2013 and $280 million is in “Long-term debt” and matures in December 2015. Outstanding collateralized funding agreements, which totaled $1,947 million at March 31, 2013, are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.3 billion as of March 31, 2013.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2013, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of March 31, 2013, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.9 billion.

Credit Facilities

As of March 31, 2013, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities consisting of a $2,000 million five-year facility expiring in December 2016 that has Prudential Financial as borrower and a $1,750 million three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. Each of the facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of March 31, 2013, there were no outstanding borrowings under either credit

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

facility. Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of March 31, 2013, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

Long-term Debt

Senior Notes

Medium-term notes. Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of March 31, 2013, the outstanding balance of medium-term notes under this program was $12.1 billion, a decrease of $1.1 billion from December 31, 2012, due to maturities during the quarter.

Retail medium-term notes. Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of March 31, 2013, the outstanding balance of retail notes was $888 million. In April 2013, the Company redeemed $430 million of its outstanding retail notes.

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. Junior subordinated notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date(1)	Interest Rate Subsequent to Optional Redemption Date	Scheduled Maturity Date	Final Maturity Date
	(in millions)
June 2008	$600	8.875%	Institutional	6/15/18	LIBOR + 5.00%	6/15/38	6/15/68
July 2008	$920	9.000%	Retail	6/15/13	9.000%	6/15/38	6/15/68
August 2012	$1,000	5.875%	Institutional	9/15/22	LIBOR + 4.175%	n/a	9/15/42
November 2012	$1,500	5.625%	Institutional	6/15/23	LIBOR + 3.920%	n/a	6/15/43
December 2012	$575	5.750%	Retail	12/4/17	5.750%	n/a	12/15/52
March 2013	$710	5.700%	Retail	3/15/18	5.700%	n/a	3/15/53
March 2013	$500	5.200%	Institutional	3/15/24	LIBOR + 3.040%	n/a	3/15/44

(1)	Represents the initial date on which the notes can be redeemed at par solely at the option of the Company, subject in the case of the 8.875% notes to compliance with the replacement capital covenant described below.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Financial has the right to defer interest payments on these notes for specified periods, typically 5-10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as, for the notes issued in 2012 and 2013, a future change in the regulatory capital treatment of the notes with respect to the Company. Prudential Financial intends to redeem the $920 million 9.0% Junior Subordinated Notes due 2068 on or after the optional redemption date in June 2013. As a result, the Company has accelerated its recognition of unamortized bond issuance costs over the remaining life to the expected call date.

As of March 31, 2013, the Company was in compliance with all debt covenants related to its short-term and long-term debt.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Components of net periodic (benefit) cost
Service cost	$65	$61	$4	$3
Interest cost	110	119	22	25
Expected return on plan assets	(192)	(202)	(21)	(21)
Amortization of prior service cost	(3)	3	(3)	(3)
Amortization of actuarial (gain) loss, net	23	11	14	14
Special termination benefits	2	2	0	0

Net periodic (benefit) cost	$5	$(6)	$16	$18

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2013(1)	2012(1)
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$36	$(27)
Current period yield adjustments	$102	$68
Principal source of earnings	$26	$3

(1)	In addition to the items in the table above, “Realized investment gains (losses), net,” includes $16 million and $6 million for the three months ended March 31, 2013 and 2012, respectively, of “Realized investment gains (losses)” related to divested businesses.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $18 million and $14 million for the three months ended March 31, 2013 and 2012, respectively. Additionally, as of March 31, 2013, there was a $557 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net gains (losses) from:
Other trading account assets	$49	$66
Foreign currency exchange movements	$(2,465)	$(1,379)
Other activities	$111	$21

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

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. In the first quarter of 2013,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the Company recorded a $117 million estimated recovery related to this matter, which is recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net losses of $2 million and net gains of $26 million for the three months ended March 31, 2013 and 2012, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$372	$421
Retirement	228	156
Asset Management	175	128

Total U.S. Retirement Solutions and Investment Management Division	775	705

Individual Life	137	112
Group Insurance	9	(40)

Total U.S. Individual Life and Group Insurance Division	146	72

International Insurance	877	597

Total International Insurance Division	877	597

Corporate Operations	(314)	(326)

Total Corporate and Other	(314)	(326)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,484	1,048

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,305)	(2,716)
Charges related to realized investment gains (losses), net	302	878
Investment gains (losses) on trading account assets supporting insurance liabilities, net	95	234
Change in experience-rated contractholder liabilities due to asset value changes	(143)	(246)
Divested businesses	33	4
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(30)	5

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,564)	(793)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	19	30

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,545)	$(763)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,068	$958
Retirement	1,336	1,107
Asset Management	674	567

Total U.S. Retirement Solutions and Investment Management Division	3,078	2,632

Individual Life	1,155	776
Group Insurance	1,402	1,391

Total U.S. Individual Life and Group Insurance Division	2,557	2,167

International Insurance	6,350	5,817

Total International Insurance Division	6,350	5,817

Corporate Operations	(151)	(121)

Total Corporate and Other	(151)	(121)

Total	11,834	10,495

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,305)	(2,717)
Charges related to realized investment gains (losses), net	(69)	(29)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	95	234
Divested businesses	183	171
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(72)	(6)

Total Financial Services Businesses	8,666	8,148

Closed Block Business	1,519	1,475

Total per Unaudited Interim Consolidated Financial Statements	$10,185	$9,623

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Asset Management segment intersegment revenues	$151	$132

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the dates indicated:

	March 31, 2013	December 31, 2012
	(in millions)
Individual Annuities	$152,192	$146,893
Retirement	168,297	168,262
Asset Management	42,969	41,909

Total U.S. Retirement Solutions and Investment Management Division	363,458	357,064

Individual Life	60,306	47,371
Group Insurance	39,378	38,754

Total U.S. Individual Life and Group Insurance Division	99,684	86,125

International Insurance	176,310	183,794

Total International Insurance Division	176,310	183,794

Corporate Operations	13,882	12,325

Total Corporate and Other	13,882	12,325

Total Financial Services Businesses	653,334	639,308

Closed Block Business	70,763	69,990

Total	$724,097	$709,298

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in November 2013, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2013, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2012 or first quarter 2013 results.

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

Total income tax expense includes additional tax expense related to the realization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and the Star and Edison Businesses. The balance of additional U.S. GAAP tax expense to be recognized in the future related to the utilization of opening balance sheet deferred tax assets is as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
Three months 2013	15	93	108

Subtotal	56	678	734
Additional tax expense recognized in Other Comprehensive Income	0	0	0

Additional tax expense to be recognized in future periods	$0	$0	$0

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first quarter of 2013.

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

	As of March 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,354	$0	$		$16,354
Obligations of U.S. states and their political subdivisions	0	3,905	0			3,905
Foreign government bonds	0	84,832	1			84,833
Corporate securities	0	161,751	1,582			163,333
Asset-backed securities	0	7,244	3,797			11,041
Commercial mortgage-backed securities	0	12,111	175			12,286
Residential mortgage-backed securities	0	8,620	10			8,630

Subtotal	0	294,817	5,565			300,382
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	201	0			201
Obligations of U.S. states and their political subdivisions	0	249	0			249
Foreign government bonds	3	710	0			713
Corporate securities	0	14,297	102			14,399
Asset-backed securities	0	876	385			1,261
Commercial mortgage-backed securities	0	2,476	31			2,507
Residential mortgage-backed securities	0	1,929	2			1,931
Equity securities	1,223	215	998			2,436
All other(3)	658	12,404	15		(9,022)	4,055

Subtotal	1,884	33,357	1,533		(9,022)	27,752

Equity securities, available-for-sale	6,140	2,476	302			8,918
Commercial mortgage and other loans	0	678	48			726
Other long-term investments	96	176	1,037		48	1,357
Short-term investments	4,005	2,232	0			6,237
Cash equivalents	3,474	6,427	0			9,901
Other assets	3	225	6			234

Subtotal excluding separate account assets	15,602	340,388	8,491		(8,974)	355,507
Separate account assets(4)	44,813	200,511	20,984			266,308

Total assets	$60,415	$540,899	$29,475		$(8,974)	$621,815

Future policy benefits	$0	$0	$1,900	$		$1,900
Other liabilities	0	7,708	0		(7,419)	289
Notes of consolidated VIEs	0	0	1,768			1,768

Total liabilities	$0	$7,708	$3,668		$(7,419)	$3,957

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,386	$0	$		$17,386
Obligations of U.S. states and their political subdivisions	0	3,452	0			3,452
Foreign government bonds	0	88,290	0			88,290
Corporate securities	0	157,701	1,630			159,331
Asset-backed securities	0	7,633	3,703			11,336
Commercial mortgage-backed securities	0	11,813	124			11,937
Residential mortgage-backed securities	0	9,593	11			9,604

Subtotal	0	295,868	5,468			301,336
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	287	0			287
Obligations of U.S. states and their political subdivisions	0	259	0			259
Foreign government bonds	2	767	0			769
Corporate securities	0	13,609	134			13,743
Asset-backed securities	0	923	431			1,354
Commercial mortgage-backed securities	0	2,298	8			2,306
Residential mortgage-backed securities	0	2,024	2			2,026
Equity securities	1,198	181	1,098			2,477
All other(3)	664	13,371	25		(10,363)	3,697

Subtotal	1,864	33,719	1,698		(10,363)	26,918

Equity securities, available-for-sale	5,518	2,429	330			8,277
Commercial mortgage and other loans	0	114	48			162
Other long-term investments	(57)	141	1,053		246	1,383
Short-term investments	3,519	2,871	0			6,390
Cash equivalents	3,105	10,495	0			13,600
Other assets	78	109	8			195

Subtotal excluding separate account assets	14,027	345,746	8,605		(10,117)	358,261
Separate account assets(4)	39,362	192,760	21,132			253,254

Total assets	$53,389	$538,506	$29,737		$(10,117)	$611,515

Future policy benefits	$0	$0	$3,348	$		$3,348
Other liabilities	0	8,121	0		(8,031)	90
Notes of consolidated VIEs	0	0	1,406			1,406

Total liabilities	$0	$8,121	$4,754		$(8,031)	$4,844

(1)	“Netting” amounts represent cash collateral of $1,555 million and $2,086 million as of March 31, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of March 31, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made for the fair value of these assets beyond the quoted market price to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for the respective day. During the three months ended March 31, 2013, $2.3 billion of transfers moved from Level 2 to Level 1. No such transfers were made for the three months ended March 31, 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	757	927	1,684
Asset-backed securities	334	3,848	4,182
Commercial mortgage-backed securities	44	162	206
Residential mortgage-backed securities	3	9	12
Equity securities	115	1,185	1,300
Commercial mortgage and other loans	48	0	48
Other long-term investments	4	1,033	1,037
Other assets	21	0	21

Subtotal excluding separate account assets(3)	1,326	7,165	8,491
Separate account assets	20,289	695	20,984

Total assets	$21,615	$7,860	$29,475

Future policy benefits	$1,900	$0	$1,900
Notes of consolidated VIEs	0	1,768	1,768

Total liabilities	$1,900	$1,768	$3,668

	As of December 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
Corporate securities	$889	$875	$1,764
Asset-backed securities	338	3,796	4,134
Commercial mortgage-backed securities	68	64	132
Residential mortgage-backed securities	3	10	13
Equity securities	101	1,327	1,428
Commercial mortgage and other loans	48	0	48
Other long-term investments	9	1,044	1,053
Other assets	33	0	33

Subtotal excluding separate account assets(3)	1,489	7,116	8,605
Separate account assets	20,422	710	21,132

Total assets	$21,911	$7,826	$29,737

Future policy benefits	$3,348	$0	$3,348
Notes of consolidated VIEs	0	1,406	1,406

Total liabilities	$3,348	$1,406	$4,754

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

As of March 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in millions)
Assets:
Corporate securities	$757	Discounted cash flow	Discount rate	1.28% -18% (7.39%)	Decrease
		Market comparables	EBITDA multiples(2)	5.5X - 8.5X (7.0X)	Increase
		Cap at call price	Call price	100% - 100% (100.0%)	Increase
		Liquidation	Liquidation value	42.0% - 100.0% (78.89%)	Increase

Asset-backed securities	$334	Discounted cash flow	Prepayment rate(3)	2.82% - 25% (10.08%)	Increase
			Default rate(3)	0.49% - 19.78% (2.17%)	Decrease
			Loss severity(3)	24.30% - 44.86% (21.39%)	Decrease
			Liquidity premium	1.0% - 2.0% (1.83%)	Decrease
			Average life (years)	0.04 years - 14.92 years (5.31 years)	Increase
			Comparable spreads	0.11% -18.51% (3.48%)	Decrease
			Comparable security yields	0.45% - 15.0% (6.48%)	Decrease
			Call price	100% - 100% (100.0%)	Increase

Liabilities:
Future policy benefits	$1,900	Discounted cash flow	Lapse rate(4)	0% - 14%	Decrease
			NPR spread(5)	0.18% - 1.52%	Decrease
			Utilization rate(6)	70% - 94%	Increase
			Withdrawal rate(7)	85% - 100%	Increase
			Mortality rate(8)	0% - 13%	Decrease
			Equity volatility curve	16% - 33%	Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value(1)
(in millions)
Assets:
Corporate securities	$889	Discounted cash flow	Discount rate	1.7% -17.5% (9.92%)	Decrease
		Market comparables	EBITDA multiples(2)	5.0X - 8.5X (6.2X)	Increase
		Cap at call price	Call price	100% - 101% (100.24%)	Increase
		Liquidation	Liquidation value	49% - 100% (83.06%)	Increase

Asset-backed securities	$338	Discounted cash flow	Prepayment rate(3)	2.8% - 29% (9.84%)	Increase
			Default rate(3)	0.5% - 2.52% (0.84%)	Decrease
			Loss severity(3)	35% - 43.88% (35.76%)	Decrease
			Liquidity premium	1.0% - 2.50% (1.83%)	Decrease
			Average life (years)	0.1 years - 15 years (5.61 years)	Increase
			Comparable spreads	0.1% - 20% (2.81%)	Decrease
			Comparable security yields	0.4% - 15% (7.59%)	Decrease

Liabilities:
Future policy benefits	$3,348	Discounted cash flow	Lapse rate(4)	0% - 14%	Decrease
			NPR spread(5)	0.20% - 1.60%	Decrease
			Utilization rate(6)	70% - 94%	Increase
			Withdrawal rate(7)	85% - 100%	Increase
			Mortality rate(8)	0% - 13%	Decrease
			Equity volatility curve	19% - 34%	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company’s insurance subsidiaries as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by the credit spreads associated with funding agreements issued by these subsidiaries, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

Corporate Securities—The rate used to discount future cash flows reflects current risk free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

Asset-Backed Securities—Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger business cycles, prepayment rates are generally driven by overall market interest rates, and accompanied by lower default rates and loss severity. During weaker cycles, prepayments may decline, as default rates and loss severity increase. Additionally, the impact of these factors on average life varies with the structure and subordination.

Future Policy Benefits—The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on a long-term view of historical experience. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

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

Real Estate and Other Invested Assets—Separate account assets include $19,435 million of investments in real estate as of March 31, 2013 that are classified as Level 3 and reported at fair value. In general, these fair

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 4.50% to 9.75% (6.41% weighted average) and discount rates, which range from 6.0% to 15.0% (7.8% weighted average). Key unobservable inputs to real estate debt valuation include yield to maturity, which ranges from 2.13% to 8.33% (4.30% weighted average) and market spread over base rate, which ranges from 2.0% to 3.15% (2.40% weighted average).

Commercial Mortgage Loans—Separate account assets include $791 million of commercial mortgage loans as of March 31, 2013 that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which range from 1.37% to 3.96% (1.62% weighted average). In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. This unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended March 31, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(9)	5	0	0
Included in other comprehensive income (loss)	0	0	0	38	16	(1)	0
Net investment income	0	0	0	1	12	0	0
Purchases	0	0	4	220	531	88	0
Sales	0	0	(1)	(42)	(40)	(3)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(186)	(376)	(27)	(1)
Foreign currency translation	0	0	0	(63)	(62)	(6)	0
Transfers into Level 3(2)	0	0	0	5	8	0	0
Transfers out of Level 3(2)	0	0	0	(12)	0	0	0

Fair Value, end of period	$0	$0	$1	$1,582	$3,797	$175	$10

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$4	$0	$0

	Three Months Ended March 31, 2013
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$431	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(11)
Asset management fees and other income	0	(2)	1	0	0	23	1
Net investment income	0	0	1	0	0	0	0
Purchases	0	0	46	27	0	4	0
Sales	0	(2)	(1)	(1)	0	(41)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(28)	(88)	(1)	0	(1)	0
Foreign currency translation	0	0	(5)	(1)	0	(85)	0
Transfers into Level 3(2)	0	0	1	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	(1)	0	0	0

Fair Value, end of period	$0	$102	$385	$31	$2	$998	$15

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(11)
Asset management fees and other income	$0	$(2)	$2	$0	$0	$22	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	0	(1)	(2)
Asset management fees and other income	0	0	35	0
Included in other comprehensive income (loss)	36	0	0	0
Purchases	2	0	27	0
Sales	(14)	0	(41)	0
Issuances	0	0	0	0
Settlements	0	0	(61)	0
Foreign currency translation	(28)	0	(1)	0
Other(1)	(18)	0	26	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(4)	0	0	0

Fair Value, end of period	$302	$48	$1,037	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2)	$(2)
Asset management fees and other income	$0	$0	$26	$0

	Three Months Ended March 31, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,644	0	(2)
Interest credited to policyholders’ account balances	548	0	0	0
Purchases	198	0	0	0
Sales	(60)	0	0	0
Issuances	0	(198)	0	(349)
Settlements	(802)	0	0	(11)
Foreign currency translation	0	2	0	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	(34)	0	0	0

Fair Value, end of period	$20,984	$(1,900)	$0	$(1,768)

Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,625	$0	$(2)
Interest credited to policyholders’ account	$331	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	2	2	0	0
Included in other comprehensive income (loss)	0	0	0	104	37	17	0
Net investment income	0	0	0	1	7	(2)	0
Purchases	0	10	1	172	507	19	0
Sales	0	0	0	(31)	(9)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(108)	(132)	(3)	(2)
Foreign currency translation	0	0	0	(24)	(29)	(3)	0
Other(1)	2	0	0	(2)	0	0	0
Transfers into Level 3(2)	0	0	0	138	0	0	0
Transfers out of Level 3(2)	0	0	0	(69)	(246)	(12)	0

Fair Value, end of period	$68	$10	$26	$1,633	$2,665	$161	$14

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0

	Three Months Ended March 31, 2012
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$148	$416	$35	$4	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(49)
Asset management fees and other income	0	(4)	8	1	0	44	0
Net investment income	0	0	1	0	0	0	0
Purchases	0	4	89	0	0	2	0
Sales	0	(1)	(1)	(1)	(1)	(8)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(5)	(29)	(1)	0	(23)	4
Foreign currency translation	0	0	(2)	0	0	(49)	0
Other(1)	2	(2)	0	0	0	0	0
Transfers into Level 3(2)	0	2	0	0	0	0	0
Transfers out of Level 3(2)	0	0	(36)	(20)	0	0	0

Fair Value, end of period	$11	$142	$446	$14	$3	$1,262	$48

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(49)
Asset management fees and other income	$0	$(6)	$6	$1	$0	$40	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$9
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	(2)	(1)	0
Asset management fees and other income	0	0	21	2
Included in other comprehensive income (loss)	10	0	0	0
Net investment income	0	0	4	0
Purchases	63	0	42	0
Sales	(4)	0	(18)	(3)
Issuances	0	0	0	0
Settlements	0	(9)	(73)	0
Foreign currency translation	(13)	0	1	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0

Fair Value, end of period	$422	$75	$1,086	$8

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(3)	$0	$0
Asset management fees and other income	$0	$0	$19	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$19,358	$(2,886)	$(3)	$(282)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,333	(9)	0
Interest credited to policyholders’ account balances	749	0	0	0
Purchases	423	0	0	0
Sales	(174)	0	0	0
Issuances	6	(157)	0	(11)
Settlements	(254)	0	9	0
Foreign currency translation	0	1	0	0
Other(1)	0	0	0	(3)
Transfers into Level 3(2)	90	0	0	0
Transfers out of Level 3(2)	(263)	0	0	0

Fair Value, end of period	$19,935	$(1,709)	$(3)	$(296)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,311	$(10)	$0
Interest credited to policyholders’ account	$489	$0	$0	$0

(1)	For the three months ended March 31, 2013, Other primarily represents the impact of consolidation and deconsolidation of funds. For the three months ended March 31, 2012, Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$4	$10,281	$8	$		$10,293
Currency	0	585	0			585
Credit	0	15	0			15
Currency/Interest Rate	0	654	0			654
Equity	86	395	9			490
Netting(1)					(8,974)	(8,974)

Total derivative assets	$90	$11,930	$17		$(8,974)	$3,063

Derivative liabilities:
Interest Rate	$3	$6,746	$6	$		$6,755
Currency	0	258	0			258
Credit	0	78	0			78
Currency/Interest Rate	0	303	0			303
Equity	0	172	0			172
Netting(1)					(7,419)	(7,419)

Total derivative liabilities	$3	$7,557	$6		$(7,419)	$147

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$11	$11,675	$5	$		$11,691
Currency	0	432	0			432
Credit	0	19	0			19
Currency/Interest Rate	0	450	0			450
Equity	63	518	19			600
Netting(1)					(10,117)	(10,117)

Total derivative assets	$74	$13,094	$24		$(10,117)	$3,075

Derivative liabilities:
Interest Rate	$11	$6,783	$2	$		$6,796
Currency	0	517	0			517
Credit	0	84	0			84
Currency/Interest Rate	0	578	0			578
Equity	165	198	0			363
Netting(1)					(8,031)	(8,031)

Total derivative liabilities	$176	$8,160	$2		$(8,031)	$307

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2013, as well as the portion of gains or losses included in income for the three months ended March 31, 2013, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Derivative Assets- Equity	Derivative Assets- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$19	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	0	(1)
Asset management fees and other income	0	0	0
Purchases	(1)	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$9	$0	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(9)	$0	$(1)
Asset management fees and other income	$0	$0	$0

	Three Months Ended March 31, 2012
	Derivative Assets- Equity	Derivative Asset- Credit	Derivative Liabilities- Interest Rate
	(in millions)
Fair Value, beginning of period	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(48)	(1)	(3)
Asset management fees and other income	0	0	0
Purchases	5	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$40	$0	$(4)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(48)	$(1)	$(3)
Asset management fees and other income	$0	$0	$0

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $1 million of loss being recorded for the three months ended March 31, 2013 on certain commercial mortgage loans. The carrying value of these loans

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

as of March 31, 2013 was $14 million. Similar commercial mortgage loan reserve adjustments of $4 million in net gains were recorded for the three months ended March 31, 2012. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $0 million and $1 million were recorded for the three months ended March 31, 2013 and 2012, respectively on real estate held for investment. The impairment in 2012 was based on appraised value and is classified as Level 3 in the valuation hierarchy. Impairments of $3 million and $1 million were recorded for the three months ended March 31, 2013 and 2012, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The inputs utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taken into consideration with deal and management fee expenses.

A net gain of $1 million and an impairment of $3 million were recorded for the three months ended March 31, 2013 and 2012, respectively, on mortgage servicing rights. The net gain and impairment were based on internal models and were classified as Level 3 in the hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and other liabilities, still held as of the reporting dates indicated, where the fair value option has been elected.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$(2)
Other changes in fair value	0	0
Other long-term investments:
Changes in fair value	22	15
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	2	(3)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2013 and 2012, the Company recorded $3 million and $4 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $726 million and $719 million, respectively, as of March 31, 2013, and $162 million and $156 million, respectively, as December 31, 2012. As of March 31, 2013, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments were $487 million and $465 million as of March 31, 2013 and December 31, 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $1,768 million and $1,775 million, respectively, as of March 31, 2013 and $1,406 million and $1,422 million, respectively, as December 31, 2012. Interest expense recorded for these liabilities was $17 million and $2 million for the three months ended March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2013					December 31, 2012
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,499	$1,688	$4,187	$3,878	$4,511	$4,268
Commercial mortgage and other loans	0	640	40,192	40,832	37,732	39,554	36,570
Policy loans	0	0	14,651	14,651	11,938	14,592	11,575
Short-term investments	0	51	0	51	51	57	57
Cash and cash equivalents	3,813	763	0	4,576	4,576	4,500	4,500
Accrued investment income	0	3,143	0	3,143	3,143	3,127	3,127
Other assets	58	2,898	488	3,444	3,444	2,601	2,601

Total assets	$3,871	$9,994	$57,019	$70,884	$64,762	$68,942	$62,698

Liabilities:
Policyholders’ account balances -investment contracts	$0	$40,125	$61,289	$101,414	$98,725	$104,200	$101,232
Securities sold under agreements to repurchase	0	6,702	0	6,702	6,702	5,818	5,818
Cash collateral for loaned securities	0	3,390	0	3,390	3,390	3,941	3,941
Short-term debt	0	2,245	0	2,245	2,228	2,506	2,484
Long-term debt	2,233	21,304	4,729	28,266	25,488	27,497	24,729
Notes of consolidated VIEs	0	0	112	112	128	149	171
Other liabilities	0	5,222	509	5,731	5,731	6,356	6,356
Separate account liabilities-investment contracts	0	78,900	20,975	99,875	99,875	96,561	96,561

Total liabilities	$2,233	$157,888	$87,614	$247,735	$242,267	$247,028	$241,292

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income and Other Assets

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity by the primary underlying, excluding embedded derivatives which are recorded with the associated host, and proprietary derivatives whose fair value was not material. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $3,063 million and $3,075 million as of March 31, 2013 and December 31, 2012, respectively, and total derivative liabilities of $147 million and $307 million as of March 31, 2013 and December 31, 2012, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

	March 31, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying/Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,143	$17	$(366)	$3,374	$26	$(396)
Foreign Currency
Foreign Currency Forwards	614	5	(45)	639	1	(35)
Currency/Interest Rate
Foreign Currency Swaps	6,654	206	(163)	6,373	128	(342)

Total Qualifying Hedges	$10,411	$228	$(574)	$10,386	$155	$(773)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying/Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$103,702	$6,805	$(3,434)	$108,581	$7,779	$(3,301)
Interest Rate Futures	6,081	4	(3)	6,749	11	(12)
Interest Rate Options	25,967	755	(215)	25,250	895	(141)
Interest Rate Forwards	2,935	0	(2)	660	0	0
Foreign Currency
Foreign Currency Forwards	14,255	561	(297)	14,638	371	(397)
Foreign Currency Options	82	8	0	92	13	0
Currency/Interest Rate
Foreign Currency Swaps	5,458	399	(91)	5,304	239	(152)
Credit
Credit Default Swaps	2,432	15	(77)	3,250	19	(84)
Equity
Equity Futures	5,829	0	0	6,518	0	(165)
Equity Options	42,794	506	(18)	42,757	603	(40)
Total Return Swaps	7,268	1	(156)	5,779	8	(158)
Synthetic GIC’s	69,186	8	0	65,403	6	0

Total Non-Qualifying Hedges	$285,989	$9,062	$(4,293)	$284,981	$9,944	$(4,450)

Total Derivatives(1)	$296,400	$9,290	$(4,867)	$295,367	$10,099	$(5,223)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $1,999 million as of March 31, 2013 and a net liability of $3,438 million as of December 31, 2012, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$11,990	$(8,974)	$3,016	$(2,740)	$276
Securities purchased under agreement to resell	545	0	545	(543)	2

Total Assets	$12,535	$(8,974)	$3,561	$(3,283)	$278

Offsetting of Financial Liabilities:
Derivatives	$7,554	$(7,419)	$135	$(99)	$36
Securities sold under agreement to repurchase	6,702	0	6,702	(6,702)	0

Total Liabilities	$14,256	$(7,419)	$6,837	$(6,801)	$36

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$13,167	$(10,117)	$3,050	$(2,891)	$159
Securities purchased under agreement to resell	990	0	990	(990)	0

Total Assets	$14,157	$(10,117)	$4,040	$(3,881)	$159

Offsetting of Financial Liabilities:
Derivatives	$8,329	$(8,031)	$298	$(63)	$235
Securities sold under agreement to repurchase	5,818	0	5,818	(5,818)	0

Total Liabilities	$14,147	$(8,031)	$6,116	$(5,881)	$235

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “—Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

	Three Months Ended March 31, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$23	$(20)	$0	$0	$6	$0
Currency	(24)	0	0	0	0	0

Total fair value hedges	(1)	(20)	0	0	6	0

Cash flow hedges
Interest Rate	0	0	0	(4)	0	5
Currency/Interest Rate	0	(1)	(16)	0	0	173

Total cash flow hedges	0	(1)	(16)	(4)	0	178

Net investment hedges
Currency(2)	0	0	0	0	0	4
Currency/Interest Rate	0	0	0	0	0	106

Total net investment hedges	0	0	0	0	0	110

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,057)	0	0	0	0	0
Currency	(257)	0	0	0	0	0
Currency/Interest Rate	243	0	1	0	0	0
Credit	(2)	0	0	0	0	0
Equity	(1,445)	0	0	0	0	0
Embedded Derivatives	1,657	0	0	0	0	0

Total non-qualifying hedges	(861)	0	1	0	0	0

Total	$(862)	$(21)	$(15)	$(4)	$6	$288

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Instruments:
Fair value hedges
Interest Rate	$28	$(25)	$0	$1	$11	$0
Currency	(32)	(1)	0	0	0	0

Total fair value hedges	(4)	(26)	0	1	11	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	6
Currency/Interest Rate	0	(2)	(10)	0	0	(117)

Total cash flow hedges	0	(2)	(10)	(5)	0	(111)

Net investment hedges
Currency(2)	0	0	0	0	0	(7)
Currency/Interest Rate	0	0	0	0	0	123

Total net investment hedges	0	0	0	0	0	116

Derivatives Not Qualifying as Hedge Instruments:
Interest Rate	(1,426)	0	0	0	0	0
Currency	(49)	0	0	0	0	0
Currency/Interest Rate	110	0	0	0	0	0
Credit	(3)	0	0	0	0	0
Equity	(1,309)	0	0	0	0	0
Embedded Derivatives	1,367	0	0	0	0	0

Total non-qualifying hedges	(1,310)	0	0	0	0	0

Total	$(1,314)	$(28)	$(10)	$(4)	$11	$5

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the period ending March 31, 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2012	$(257)
Net deferred gains/(losses) on cash flow hedges from January 1 to March 31, 2013	156
Amount reclassified into current period earnings	22

Balance, March 31, 2013	$(79)

Using March 31, 2013 values, it is anticipated that a pre-tax loss of approximately $13 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending March 31, 2014, offset by amounts pertaining to the hedged items. As of March 31, 2013, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $227 million and $117 million as of March 31, 2013 and December 31, 2012.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of March 31, 2013 and December 31, 2012. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 5 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	March 31, 2013
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$5	$0	$0	$0	$5	$0
2	0	0	0	0	0	0

Subtotal	5	0	0	0	5	0
3	0	0	375	4	375	4
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	375	4	375	4

Total	$5	$0	$375	$4	$380	$4

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair value
	(in millions)
1	$275	$0	$0	$0	$275	$0
2	45	0	0	0	45	0

Subtotal	320	0	0	0	320	0
3	0	0	750	2	750	2
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	750	2	750	2

Total	$320	$0	$750	$2	$1,070	$2

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	March 31, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$0	$0	$120	$0
Capital Goods	0	0	90	0
Basic Industry	0	0	40	0
Transportation	0	0	25	0
Consumer Cyclical	0	0	20	0
Energy	0	0	20	0
Communication	5	0	5	0
Finance	0	0	0	0
Other(1)	375	4	750	2

Total Credit Derivatives	$380	$4	$1,070	$2

(1)	Includes Credit Default Index derivative with various industry categories.

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of March 31, 2013 and December 31, 2012 was a liability of $28 million and $32 million, respectively. No collateral was pledged in either period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $318 million and $314 million at March 31, 2013 and December 31, 2012, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2013 and December 31, 2012, the Company had $1,552 million and $1,680 million of outstanding notional amounts, respectively, reported at fair value as a liability of $38 million and an asset of $35 million, respectively.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $103 million as of March 31, 2013. In the normal course of business the Company has posted collateral related to these instruments of $98 million as of March 31, 2013 . If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2013, the Company estimates that it would be required to post a maximum of $5 million of additional collateral to its counterparties.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2013	December 31, 2012
	(in millions)
Total outstanding mortgage loan commitments	$2,098	$2,552
Portion of commitment where prearrangement to sell to investor exists	$732	$897

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2013	December 31, 2012
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,461	$3,410
Expected to be funded from separate accounts	$750	$757
Portion of separate account commitments with recourse to Prudential Insurance	$0	$7

(1)	Includes a remaining commitment of $148 million and $200 million at March 31, 2013 and December 31, 2012, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

	March 31, 2013	December 31, 2012
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,339	$2,178
Amount of above guarantee that is limited to separate account assets	$2,339	$2,167
Accrued liability associated with guarantee	$0	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next twenty four years. At March 31, 2013, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	March 31, 2013	December 31, 2012
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$17,697	$15,454
Fair value of related collateral associated with above indemnifications	$18,108	$15,730
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	March 31, 2013	December 31, 2012
	(in millions)
Guaranteed value of third parties’ assets	$68,194	$64,424
Fair value of collateral supporting these assets	$71,054	$67,555
Asset associated with guarantee, carried at fair value	$8	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Credit Enhancements

	March 31, 2013	December 31, 2012
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$183	$172
Fair value of properties and associated tax credits that secure the guarantee	$260	$215
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	March 31, 2013	December 31, 2012
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,177	$1,147
First-loss exposure portion of above	$377	$369
Accrued liability associated with guarantees	$19	$19

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $9,004 million of mortgages subject to these loss-sharing arrangements as of March 31, 2013, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2013, these mortgages had an average debt service coverage ratio of 1.78 times and an average loan-to-value ratio of 63%. The Company’s total share of losses related to indemnifications that were settled was $0 million and $0.3 million for the three months ending March 31, 2013 and March 31, 2012, respectively.

Contingent Consideration

	March 31, 2013	December 31, 2012
	(in millions)
Maximum potential contingent consideration associated with acquisitions	$53	$52

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In connection with an acquisition of an operating joint venture, the Company has agreed to pay additional consideration in future periods, contingent upon the attainment by the acquired business of defined operating objectives. The arrangement will be resolved over the following three months. Any payment would result in an increase to the Company’s investment in the operating joint venture. The Company considers the likelihood that the acquired business attains the defined operating objectives to be remote.

Other Guarantees

	March 31, 2013	December 31, 2012
	(in millions)
Other guarantees where amount can be determined	$449	$530
Accrued liability for other guarantees and indemnifications	$8	$8

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $308 million and $299 million as of March 31, 2013 and December 31, 2012, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $200 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC. filed in the Circuit Court of Leon County, Florida, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint.

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In October 2012, the State of West Virginia commenced a second action, State of West Virginia ex. Rel. John D. Perdue v. Pruco Life Insurance Company making the same allegations stated in the action against Prudential Insurance. In April 2013, the Company filed motions to dismiss the complaints in both of the West Virginia actions.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February, 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiffs’ claims. In February 2013, the Court denied plaintiffs’ motion for class certification and granted the motion by Prudential Insurance for summary judgment against two of the named plaintiffs and denied summary judgment against two other plaintiffs. In April 2013, the Court denied plaintiffs’ motions: (i) for reconsideration of the Court’s order denying class certification and granting the Company partial summary judgment; and (ii) to alter or amend the order denying class certification by redefining the class and bifurcating liability and damages issues.”

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. The remaining plaintiffs continue to pursue their individual lawsuits, and have not amended the offers of judgment that they filed in January 2012 totaling approximately $90 million. In February 2012, the court granted summary judgment against two of the remaining plaintiffs. In June 2012, the court granted summary judgment against an additional plaintiff reducing to 39 the number of plaintiffs asserting claims against the Company. These rulings, which remain subject to appeal, have not caused the remaining plaintiffs to modify their offers of judgment.

Other Matters

In October 2012, a shareholder derivative lawsuit, Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et. al., was filed in the United States District Court for the District of New Jersey, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment by certain senior officers and directors. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint alleges that the defendants made false and misleading statements regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

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

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs.

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

In April 2012, the Company filed two actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al. and The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. Both matters seek to recover damages attributable to Company and affiliate entities’ and funds’ investments in residential mortgage-backed securities (“RMBS”). Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Uniform Securities Act and breaches of the New Jersey Civil RICO statute. The complaints seek unspecified damages. In August 2012, the Company filed four additional actions in New Jersey state court captioned The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al., The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al,, The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al. and The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al. upon the same grounds and seeking the same damages, as articulated above. In November 2012, the Company filed a similar matter captioned The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. In December 2012, the Goldman Sachs matter was removed to the United States District Court for the District of New Jersey. In December 2012, defendants filed a motion to dismiss the complaint. In January 2013, the Morgan Stanley and Nomura defendants filed motions to dismiss the complaints filed against them. In March 2013, the Court denied Morgan Stanley’s motion to dismiss the Company’s amended complaint. In March 2013, the Company filed a complaint in the U.S. District Court for the District of New Jersey against Bank of America National Association and Merrill Lynch & Co., Inc., et. al. Separately, in March 2013, the Company filed a complaint in New Jersey state court against Countrywide Financial Corp., et. al. Both complaints assert the same claims and seek the same damages attributable to Company and affiliate entities’ and funds’ investments in RMBS. as described in the earlier filed actions. In April 2013, the Company filed a complaint in New Jersey state court against UBS Securities LLC. et. al. The complaint asserts the same claims and seeks the same damages as attributable to Company and affiliate entities’ and funds’ investments in RMBS, as described in the earlier filed actions. In April 2013, the JP Morgan Chase defendants filed a motion to dismiss the second amended complaint. In April 2013, the U.S. District Court denied the Goldman Sachs defendants’ motion to dismiss the Company’s amended complaint.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2013 and December 31, 2012 (in millions)

	March 31, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$254,222	$46,160	$300,382	$254,917	$46,419	$301,336
Fixed maturities, held-to-maturity, at amortized cost	3,878	0	3,878	4,268	0	4,268
Trading account assets supporting insurance liabilities, at fair value	20,890	0	20,890	20,590	0	20,590
Other trading account assets, at fair value	6,584	278	6,862	6,053	275	6,328
Equity securities, available-for-sale, at fair value	5,315	3,603	8,918	5,052	3,225	8,277
Commercial mortgage and other loans	28,744	9,714	38,458	27,125	9,608	36,733
Policy loans	6,861	5,077	11,938	6,455	5,120	11,575
Other long-term investments	7,689	2,174	9,863	8,016	2,012	10,028
Short-term investments	4,700	1,588	6,288	5,186	1,261	6,447

Total investments	338,883	68,594	407,477	337,662	67,920	405,582
Cash and cash equivalents	14,023	454	14,477	17,546	554	18,100
Accrued investment income	2,523	620	3,143	2,534	593	3,127
Deferred policy acquisition costs	13,968	406	14,374	13,688	412	14,100
Value of business acquired	4,167	0	4,167	3,248	0	3,248
Other assets	13,462	689	14,151	11,376	511	11,887
Separate account assets	266,308	0	266,308	253,254	0	253,254

TOTAL ASSETS	$653,334	$70,763	$724,097	$639,308	$69,990	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$160,290	$50,628	$210,918	$165,212	$50,838	$216,050
Policyholders’ account balances	132,913	5,403	138,316	128,987	5,426	134,413
Policyholders’ dividends	153	7,299	7,452	257	7,250	7,507
Securities sold under agreements to repurchase	3,679	3,023	6,702	3,436	2,382	5,818
Cash collateral for loaned securities	2,375	1,015	3,390	2,864	1,077	3,941
Income taxes	8,501	(462)	8,039	9,058	(507)	8,551
Short-term debt	2,153	75	2,228	2,409	75	2,484
Long-term debt	23,813	1,675	25,488	23,054	1,675	24,729
Other liabilities	12,072	622	12,694	11,406	277	11,683
Notes issued by consolidated variable interest entities	1,896	0	1,896	1,577	0	1,577
Separate account liabilities	266,308	0	266,308	253,254	0	253,254

Total liabilities	614,153	69,278	683,431	601,514	68,493	670,007

EQUITY
Accumulated other comprehensive income (loss)	12,213	205	12,418	9,990	224	10,214
Other attributed equity	26,265	1,280	27,545	27,088	1,273	28,361

Total attributed equity	38,478	1,485	39,963	37,078	1,497	38,575

Noncontrolling interests	703	0	703	716	0	716

Total equity	39,181	1,485	40,666	37,794	1,497	39,291

TOTAL LIABILITIES AND EQUITY	$653,334	$70,763	$724,097	$639,308	$69,990	$709,298

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2013 and 2012 (in millions)

	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,437	$647	$7,084	$6,102	$671	$6,773
Policy charges and fee income	1,356	0	1,356	1,049	0	1,049
Net investment income	2,875	763	3,638	2,529	791	3,320
Asset management fees and other income	(1,182)	12	(1,170)	(158)	23	(135)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(209)	(99)	(308)	(311)	(262)	(573)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	150	88	238	229	232	461
Other realized investment gains (losses), net	(761)	108	(653)	(1,292)	20	(1,272)

Total realized investment gains (losses), net	(820)	97	(723)	(1,374)	(10)	(1,384)

Total revenues	8,666	1,519	10,185	8,148	1,475	9,623

BENEFITS AND EXPENSES
Policyholders’ benefits	6,404	815	7,219	5,584	859	6,443
Interest credited to policyholders’ account balances	1,016	34	1,050	932	34	966
Dividends to policyholders	57	503	560	38	404	442
Amortization of deferred policy acquisition costs	207	11	218	(237)	12	(225)
General and administrative expenses	2,546	137	2,683	2,624	136	2,760

Total benefits and expenses	10,230	1,500	11,730	8,941	1,445	10,386

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,564)	19	(1,545)	(793)	30	(763)

Income tax expense (benefit)	(835)	4	(831)	170	9	179

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(729)	15	(714)	(963)	21	(942)
Equity in earnings of operating joint ventures, net of taxes	49	0	49	7	0	7

INCOME (LOSS) FROM CONTINUING OPERATIONS	(680)	15	(665)	(956)	21	(935)
Income from discontinued operations, net of taxes	1	0	1	7	0	7

NET INCOME (LOSS)	(679)	15	(664)	(949)	21	(928)
Less: Income attributable to noncontrolling interests	42	0	42	11	0	11

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(721)	$15	$(706)	$(960)	$21	$(939)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2013, compared with December 31, 2012, and its consolidated results of operations for the three months ended March 31, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of Businesses” in our 2012 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.061 trillion of assets under management as of March 31, 2013, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The Company is entitled, under the applicable regulations, to contest such consideration. Nevertheless, the Council may determine to issue to Prudential Financial a written notice of determination that it is a Covered Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council. If Prudential Financial is designated by the Council as a Covered Company, it would be subject to stricter prudential standards under the Dodd-Frank Act, which would include requirements regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On January 2, 2013, we completed the acquisition of The Hartford’s individual life insurance business (“Hartford Life Business”) through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion.

On February 12, 2013, Prudential Financial declared a dividend for the first quarter of 2013 of $0.40 per share of Common Stock reflecting our previously announced plan to move to a quarterly Common Stock dividend schedule in 2013.

Results of Operations

Net loss of our Financial Services Businesses attributable to Prudential Financial, Inc. for the first quarter of 2013 was $721 million compared to a net loss of $960 million for 2012.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Pre-tax adjusted operating income for the Financial Services Businesses for the first quarter of 2013 was $1,484 million compared to $1,048 million for 2012. Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$372	$421
Retirement	228	156
Asset Management	175	128

Total U.S. Retirement Solutions and Investment Management Division	775	705

Individual Life	137	112
Group Insurance	9	(40)

Total U.S. Individual Life and Group Insurance Division	146	72

International Insurance	877	597

Total International Insurance Division	877	597

Corporate and Other	(314)	(326)

Adjusted operating income before income taxes for the Financial Services Businesses	1,484	1,048
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(3,305)	(2,716)
Charges related to realized investment gains (losses), net(2)	302	878
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	95	234
Change in experience-rated contractholder liabilities due to asset value changes(4)	(143)	(246)
Divested businesses(5)	33	4
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(30)	5

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,564)	(793)
Income from continuing operations before income taxes for Closed Block Business	19	30

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,545)	$(763)

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and Losses.”
(2)	Revenues exclude related charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Benefits and expenses exclude related charges that represent the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs, and other costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)

Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-

tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2013 declined in comparison to the first quarter of 2012, primarily reflecting less favorable impacts from changes in the estimated profitability of the business, driven by less favorable market performance relative to our assumptions. Excluding these items, results increased in comparison to the first quarter of 2012, reflecting higher asset-based fee income, driven by higher average variable annuity account values, net of an increased level of distribution and amortization costs and higher reserve provisions.

Retirement. Segment results for the first quarter of 2013 increased in comparison to the first quarter of 2012, primarily reflecting higher net investment spread results and a more favorable reserve benefit from case experience, both primarily driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012.

Asset Management. Segment results increased in the first quarter of 2013 in comparison to the first quarter of 2012 reflecting higher asset management fees and a greater contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities, partially offset by increased expenses.

Individual Life. Segment results for the first quarter of 2013 increased in comparison to the first quarter of 2012 primarily reflecting earnings from the recently acquired in force block of the Hartford Life Business and improved mortality experience, partly offset by higher distribution costs supporting business growth and a lower net contribution from investment results.

Group Insurance. Segment results for the first quarter of 2013 increased in comparison to the first quarter of 2012 primarily due to more favorable group life and disability underwriting results.

International Insurance. Segment results for the first quarter of 2013 increased in comparison to the first quarter of 2012 in both our Life Planner and Gibraltar Life and Other operations, including a net favorable impact from foreign currency exchange rates. Results from the segment’s Life Planner operations primarily reflect business growth driven by sales results and continued strong persistency. Improved results from the segment’s Gibraltar Life and Other operations were primarily driven by business growth, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison businesses, and a gain in the current period from the sale of our remaining indirect investment in China Pacific Group.

Corporate and Other operations. The results for the first quarter of 2013 as compared to first quarter of 2012 reflect a decreased loss primarily due to lower expenses, partially offset by greater interest expense, including the impact of debt prefunding activities.

Closed Block Business. Income from continuing operations before income taxes decreased $11 million in the first quarter of 2013 compared to the first quarter of 2012, primarily reflecting an increase in the policyholder dividend obligation expense and lower net investment income, partially offset by an increase in net realized investment gains.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition costs (“DAC”) and other costs, including value of business acquired;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

The near-term future equity rate of return assumption used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of March 31, 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.8% near-term mean reversion equity rate of return.

Additional information on our policies related to our critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Financial Services Businesses:
Revenues	$8,666	$8,148
Benefits and expenses	10,230	8,941

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,564)	(793)
Income tax expense (benefit)	(835)	170

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(729)	(963)
Equity in earnings of operating joint ventures, net of taxes	49	7

Income (loss) from continuing operations for Financial Services Businesses	(680)	(956)
Income from discontinued operations, net of taxes	1	7

Net income (loss)—Financial Services Businesses	(679)	(949)
Less: Income attributable to noncontrolling interests	42	11

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$(721)	$(960)

Closed Block Business:
Revenues	$1,519	$1,475
Benefits and expenses	1,500	1,445

Income (loss) from continuing operations before income taxes for Closed Block Business	19	30
Income tax expense	4	9

Income (loss) from continuing operations for Closed Block Business	15	21
Income from discontinued operations, net of taxes	0	0

Net income (loss)—Closed Block Business	15	21
Less: Income attributable to noncontrolling interests	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$15	$21

Consolidated:
Net income (loss) attributable to Prudential Financial, Inc.	$(706)	$(939)

Results of Operations—Financial Services Businesses

2013 to 2012 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $276 million from a loss of $956 million in the first quarter of 2012 to a loss of $680 million in the first quarter of 2013. Results for the first quarter of 2013 compared to the first quarter of 2012 reflect the following:

•

Business growth primarily reflecting higher premiums, net of an increase in policyholders’ benefits, in our International Insurance operations as well as the impact from higher account values, particularly within our domestic retirement operations;

•

A $1,005 million favorable variance reflecting a tax benefit in the current quarter compared to a tax expense in the year ago quarter. The variance is primarily driven by an increase in the effective tax rate on pre-tax losses and the effect of a “double tax” for U.S. GAAP purposes as further discussed in “—Income Taxes”;

•

A $140 million favorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information);

•

A $117 million pre-tax gain in the current period associated with the estimated recovery of prior losses related to derivative transactions previously held with Lehman Brothers and its affiliates (see Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information); and

•	A $66 million pre-tax gain from the sale of our remaining indirect investment in China Pacific Group.

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

Lower pre-tax earnings of $1,169 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

Less favorable results of $156 million, on a pre-tax basis, associated with our Capital Protection Framework driven by our decision to hold capital against a portion of our interest rate exposure rather than fully hedging the risk (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework for additional information); and

•

A $134 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Adjusted Operating Income” for additional information).

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

Assets Under Management. In managing our Asset Management business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues is fees based on assets under management. Assets under management represents the fair market value or account value of assets which we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third party managers.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable and fixed annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, expenses related to the selling and servicing of the various products we offer, costs of hedging our risk associated with these products and the eventual payment of benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

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

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income drives other items such as our pattern of amortization of DAC and other costs. Account values are primarily driven by net flows from new business sales, surrenders and withdrawals, and benefit payments, as well as the impact of market changes on account values. The following tables set forth account value information for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$135,342	$113,535
Sales	4,224	4,959
Surrenders and withdrawals	(1,817)	(1,719)

Net sales	2,407	3,240
Benefit payments	(381)	(368)

Net flows	2,026	2,872
Change in market value, interest credited and other activity	6,116	8,267
Policy charges	(736)	(620)

Ending total account value(2)	$142,748	$124,054

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $139.0 billion and $120.3 billion as of March 31, 2013 and 2012, respectively. Fixed annuity account values were $3.7 billion and $3.8 billion as of March 31, 2013 and 2012, respectively.
(2)	As of March 31, 2013, includes variable annuity account values of $84 billion, or 60%, invested in equity portfolios, $40 billion, or 29%, invested in bond portfolios, $7 billion, or 5%, invested in market value adjusted or fixed-rate accounts and $8 billion, or 6%, invested in money market funds.

As shown above, our account values are significantly impacted by net sales and the impact of market performance on contractholders’ accounts. The decline in sales for the three months ended March 31, 2013 compared to the prior year period primarily reflects the impacts of our actions in 2012 to implement variable annuity product modifications for new sales to scale back benefits, increase pricing and close a share class. In 2012 we also suspended additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Partially offsetting these impacts was a temporary increase in sales in the current quarter in advance of additional product modifications we implemented during the first quarter of 2013. The annuity industry has continued to experience a dynamic competitive landscape and an overall decline in sales, which may impact our results in future periods. The increase in surrenders and withdrawals for the three months ended March 31, 2013 compared to the prior year period was primarily driven by higher account values. The change in market value, interest credited and other activity primarily reflects increases in the market value of contractholder funds driven by equity market appreciation in both the three months ended March 31, 2013 and 2012.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues	$1,068	$958
Benefits and expenses	696	537

Adjusted operating income	372	421
Realized investment gains (losses), net, and related adjustments	(1,080)	(1,803)
Related charges	362	920

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(346)	$(462)

Adjusted Operating Income

Adjusted operating income decreased $49 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $85 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in the level of distribution and amortization costs and higher reserve provisions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs. These adjustments resulted in net benefits of $62 million and $196 million in the first quarter of 2013 and 2012, respectively, primarily reflecting the impact of positive market performance on contractholder accounts relative to our assumptions in both periods. For weighted average rate of return assumptions as of March 31, 2013, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

In addition to these current period impacts, changes to the estimated profitability of our business also drive changes in our future accrual rates for GMDB and GMIB reserves and amortization rates for DAC and other costs, which will impact results in future periods. We also include certain results of our living benefits hedging program in our best estimate of gross profits used to determine amortization rates, which drives changes in the amortization of DAC and other costs in future periods as the new rates are applied to actual gross profits that are included in adjusted operating income. However, the impacts described above exclude the current quarter impact of resetting the amortization rates for this item, as both the results of our living benefits hedging program and related amortization of DAC and other costs are excluded from adjusted operating income in the quarter realized, as described below in “—Variable Annuity Living Benefits Hedging Program Results.” For additional information on our policy for amortizing DAC and other costs, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $110 million. The increase was driven by a $134 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $21 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts, driven by an automatic rebalancing element in some of our optional living benefit features. For additional information on the automatic rebalancing element, also referred to as an asset transfer feature, see “—Variable Annuity Risks and Risk Mitigants” below.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $159 million. Absent the $134 million net increase related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $25 million. General and administrative expenses, net of capitalization, increased $25 million, driven by higher distribution and asset management costs, reflecting business and account value growth. The amortization of DAC increased $12 million driven by higher gross profits primarily related to the increase in fee income discussed above. These increases were partially offset by a $10 million decline in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions, such as contractholder longevity/mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element, and inclusion of certain optional living benefits in our living benefits hedging program.

Our automatic rebalancing element occurs at the contractholder level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions and minimum issuance age requirements. In addition, certain fees are based on a benefit guarantee amount rather than the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

For our optional living benefits features, claims will primarily be paid in the form of lifetime contractholder withdrawal payments. These payments commence only after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, no such claims payments have occurred to date, nor are they expected to occur within the next five years, based upon current market assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments based on a “highest daily” contract value. Late in the first quarter of 2013, we launched the Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily rider. PDI provides for guaranteed lifetime contractholder withdrawal payments, similar to the highest daily feature, but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

The majority of our variable annuity contracts with optional living benefits features, and all new contracts sold with our highest daily living benefits feature, include two risk mitigants in the form of an automatic rebalancing element and inclusion in our living benefits hedging program. The guaranteed benefits features of certain legacy products that were sold prior to our implementation of the automatic rebalancing element product feature are included in our living benefits hedge program. Certain legacy guaranteed minimum accumulation benefit (GMAB) products include the automatic rebalancing element, but are not included in the hedging program. Our contracts with the GMIB feature and our new PDI product have neither risk mitigant.

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

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	March 31, 2013		December 31, 2012		March 31, 2012
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants	$95,720	69%	$89,167	68%	$75,275	63%
Hedging program only	12,022	9%	11,744	9%	12,323	10%
Automatic rebalancing only	2,642	2%	2,787	2%	3,347	3%
Neither risk mitigant	3,652	2%	3,556	3%	3,874	3%

Total optional living benefit/GMDB features	$114,036		$107,254		$94,819

GMDB features only(2):
Neither risk mitigant	24,998	18%	24,354	18%	25,457	21%

Total variable annuity account value	$139,034		$131,608		$120,276

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of March 31, 2013 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, which include an automatic rebalancing element and are also included in our living benefits hedging program.

Variable Annuity Living Benefits Hedging Program Results

Under U.S. GAAP, the liability for certain optional living benefit features is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in pricing these features. The fair value is calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the applicable living benefit features using option pricing techniques. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedge program to manage the risk associated with certain of these guarantees. Our hedge program utilizes an internally-defined hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications:

1.	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

2.	A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the contractholder separate account funds in order to better replicate the projected returns within those funds.

3.	The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of contractholder account values, as we believe the impact of these margins is highly sensitive to short-term market conditions and does not reflect the long-term nature of these guarantees.

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

	As of March 31, 2013	As of December 31, 2012
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$1.9	$3.3
Less: NPR Adjustment	(3.7)	(4.8)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	5.6	8.1
Less: Portion of embedded derivative liability, excluding NPR, excluded from hedge target liability	2.0	2.3

Hedge target liability	$3.6	$5.8

We seek to replicate the changes in our hedge target by entering into a range of exchange-traded and over the counter equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to, interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures. The following table sets forth the market and notional values of these instruments as of the periods indicated.

	As of March 31, 2013				As of December 31, 2012
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$5.8	$0.0	$0.0	$0.0	$6.5	$(0.2)	$0.0	$0.0
Swaps	7.0	(0.1)	55.3	1.7	5.5	(0.1)	54.1	3.0
Options	10.7	0.5	25.8	0.5	10.7	0.5	25.3	0.8

Total	$23.5	$0.4	$81.1	$2.2	$22.7	$0.2	$79.4	$3.8

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors, such as updates to contractholder behavior assumptions which are generally not hedged and typically occur annually in the third quarter, the amount of hedge assets compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to the hedge assets held as part of the hedging program, we have cash, other invested assets and affiliated receivables available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “—Liquidity and Capital Resources—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value changes, we must make certain assumptions about how each underlying fund will perform. We map contractholder funds to indices that we believe are comparable, are readily tradeable and have active derivative markets. The difference between the modeled fund performance and actual fund performance results in basis differences that can be either positive or negative.

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

	Three Months Ended March 31,
	2013	2012
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(2,701)	$(2,519)
Change in value of hedge target	2,400	2,803

Net hedging impact(2)	$(301)	$284

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact(2) (from above)	$(301)	$284
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	259	220
Change in the NPR adjustment	(1,036)	(2,294)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities(2)	(1,078)	(1,790)

Related benefit to amortization of DAC and other costs(4)	363	935

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$(715)	$(855)

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Excludes $318 million and $582 million for the three months ended March 31, 2013 and 2012, respectively, representing the impact of managing interest rate risk by holding capital against a portion of the interest rate exposure associated with these contracts. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(4)	Includes $(34) million and $42 million for the three months ended March 31, 2013 and 2012, respectively, representing the current period impact of incorporating the net hedging impact into our best estimate of gross profits used to set amortization rates.

The net charges of $715 million and $855 million for the first quarter of 2013 and 2012, respectively, were primarily attributable to changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, including the change in NPR, net of the offsetting impacts of including those changes in gross profits used to calculate the amortization of DAC and other costs. Favorable capital markets conditions in both the first quarter of 2013 and 2012 drove decreases in the base embedded derivative liability before NPR, and resulted in significant declines in the NPR adjustment in both periods. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The first quarter of 2013 reflected a realized loss from these net hedging impacts, driven by fund underperformance relative to indices and rebalancing costs and volatility. The first quarter of 2012 reflected a realized gain from these net hedging impacts, driven by fund outperformance relative to indices. Both the changes in the NPR adjustment and the net hedging impacts were partially offset by related impacts to the amortization of DAC and other costs.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues	$1,336	$1,107
Benefits and expenses	1,108	951

Adjusted operating income	228	156
Realized investment gains (losses), net, and related adjustments	(117)	(160)
Related charges	1	(2)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(122)	81
Change in experience-rated contractholder liabilities due to asset value changes	74	(93)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$64	$(18)

Adjusted Operating Income

Adjusted operating income increased $72 million, primarily driven by higher net investment spread results and a more favorable reserve benefit from case experience. The increase in net investment spread results primarily reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012. The more favorable reserve benefit from case experience also reflects the impact of these pension risk transfer transactions, which drove favorable mortality experience in the current quarter. In addition to these increases, results also reflect higher asset-based fee income from net additions of investment-only stable value account values, partially offset by higher general and administrative expenses, net of capitalization, related to strategic initiatives, and lower full service net investment spread results driven by the divestiture of bank deposits in the second quarter of 2012 in connection with our decision to limit the operations of Prudential Bank & Trust to trust services.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $229 million. Net investment income increased $187 million, primarily reflecting higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above, partially offset by the impact of lower portfolio yields on full service general account stable value account values. Premiums increased $32 million, reflecting an increase in traditional non-participating group annuity sales and a net increase related to the significant pension risk transfer transactions, which included amortization of deferred profits. Policy charges and fee income and asset management fees and other income increased $10 million, primarily driven by higher asset-based fees on investment-only stable value account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $157 million. Policyholders’ benefits, including the change in policy reserves, increased $186 million, primarily driven by the significant pension risk transfer transactions discussed above, reflecting an increase from interest credited on account values, partially offset by a more favorable reserve benefit from case experience. General and administrative expenses, net of capitalization, increased $7 million, reflecting increased costs to support strategic initiatives. Partially offsetting these increases was a $39 million decrease in interest credited to policyholders’ account balances, primarily reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values.

Account Values

Our account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. For our fee-based products, the income we earn varies with the level of fee-based account values. For our spread-based products, both the investment income and interest we credit to policyholders vary with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and value of business acquired, and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are deposits and sales or additions, as applicable, minus withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances see “—Asset Management.”

	Three Months Ended March 31,
	2013	2012
	(in millions)
Full Service(1):
Beginning total account value	$148,405	$139,430
Deposits and sales	5,679	4,646
Withdrawals and benefits	(4,676)	(7,103)
Change in market value, interest credited and interest income and other activity	6,972	9,018

Ending total account value	$156,380	$145,991

Net additions (withdrawals)	$1,003	$(2,457)

Institutional Investment Products(2):
Beginning total account value	$141,435	$90,089
Additions	3,845	4,399
Withdrawals and benefits	(2,319)	(1,538)
Change in market value, interest credited and interest income	202	928
Other	(152)	(25)

Ending total account value(3)	$143,011	$93,853

Net additions(4)	$1,526	$2,861

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $6.9 billion and $6.7 billion as of March 31, 2013 and 2012, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.9 billion and $5.7 billion as of March 31, 2013 and 2012, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion and $1.5 billion as of March 31, 2013 and 2012, respectively, related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY). For additional information, see Note 9 to the Unaudited Interim Consolidated Financial Statements.
(3)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $64.2 billion and $44.9 billion as of March 31, 2013 and 2012, respectively, and $33.1 billion as of March 31, 2013 related to jumbo pension risk transfer account values.
(4)	Net additions for the institutional investment products business include investment-only stable value net additions of $3.4 billion and $3.1 billion for the three months ended March 31, 2013 and 2012, respectively.

The increase in full service account values during the first quarter of 2013 primarily reflects an increase in the market value of customer funds driven by equity market appreciation and net additions. The increase compared to March 31, 2012 reflects an increase in the market value of customer funds driven by equity market appreciation and net additions over the last twelve months, partially offset by the divestiture of bank deposits in the second quarter of 2012 as discussed above. The increase in net additions (withdrawals) for the three months ended March 31, 2013 compared to the prior year period was primarily driven by a lower volume of large plan lapses, and a higher volume of large plan sales.

The increase in institutional investment products account values during the first quarter of 2013 primarily reflects net additions of our fee-based investment-only stable value product. The increase compared to March 31, 2012 reflects net additions, driven by significant pension risk transfer transactions in the fourth quarter of 2012 and investment-only stable value sales over the past twelve months. The increase also reflects the impact of increases in the market value of customer funds driven by declines in fixed income yields over the last twelve months. The decrease in net additions for the three months ended March 31, 2013 compared to the prior year period reflects an increase in benefit payments, driven by the significant pension risk transfer transactions discussed above, and a decline due to a large longevity reinsurance contract issuance in the first quarter of 2012.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues	$674	$567
Expenses	499	439

Adjusted operating income	175	128
Realized investment gains (losses), net, and related adjustments	(6)	(5)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	33	10

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$202	$133

In April 2013, we signed a definitive agreement to sell our wealth management services unit to Envestnet Inc. We expect this transaction to close in 2013, subject to customary closing conditions. The wealth management services unit is not material to our segment results.

Adjusted Operating Income

Adjusted operating income increased $47 million reflecting an increase in asset management fees, before associated expenses as a result of higher asset values due to positive net asset flows and market appreciation since the first quarter of 2012. In addition, results in 2013 reflect a higher contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities principally driven by higher performance-based incentive fees, net of direct expenses, resulting primarily from outperformance in public equity and fixed income accounts, and from more favorable results from commercial mortgage activities. The favorable items above are partially offset by an increase in operating expenses, largely related to compensation and employee benefit costs.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type and asset management fees by source for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$203	$190
Retail customers(1)	145	121
General account	103	92

Total asset management fees	451	403

Incentive fees	16	(9)
Transaction fees	5	8
Strategic investing	15	11
Commercial mortgage(2)	29	20

Other related revenues	65	30

Service, distribution and other revenues(3)	158	134

Total revenues	$674	$567

(1)	Consists of fees from: (a) individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $17 million and $15 million for the three months ended March 31, 2013 and 2012, respectively.

Revenues, as shown in the table above, increased $107 million. Asset management fees increased $48 million as a result of higher asset values due to positive net asset flows and market appreciation since the first quarter of 2012.

Performance-based incentive fees increased $25 million due to outperformance in public equity and fixed income accounts. A portion of incentive-based fees are offset in incentive compensation expense in accordance with the terms of contractual agreements. Certain of our incentive fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of March 31, 2013, $87 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment. Future incentive, transaction, strategic investing and commercial mortgage revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international market conditions.

Service, distribution and other revenues increased $24 million reflecting higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds.

Expenses, as shown in the table above under “—Operating Results,” increased $60 million primarily driven by increased compensation and employee benefit costs, as well as higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2013	December 31, 2012	March 31, 2012
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$56.6	$51.7	$53.3
Fixed income	234.7	230.8	203.0
Real estate	31.9	31.2	29.8

Institutional customers(1)(2)	323.2	313.7	286.1

Retail customers:
Equity	94.2	86.6	83.9
Fixed income	47.6	50.3	39.8
Real estate	2.0	1.8	1.4

Retail customers(3)	143.8	138.7	125.1

General account:
Equity	7.8	9.4	9.2
Fixed income	364.0	363.7	310.7
Real estate	1.5	1.5	1.4

General account	373.3	374.6	321.3

Total assets under management	$840.3	$827.0	$732.5

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of March 31, 2013, December 31, 2012 and March 31, 2012, includes $38.0 billion, $37.2 billion and $30.8 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of both variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31, 2013
	2013	2012
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$313.7	$271.8	$286.1
Net additions (withdrawals), excluding money market activity:
Third party(1)	6.9	5.4	18.7
Affiliated(2)	0.2	(0.1)	(1.2)

Total	7.1	5.3	17.5
Market appreciation	2.9	8.8	20.5
Other increases (decreases)(5)	(0.5)	0.2	(0.9)

Ending Assets Under Management	$323.2	$286.1	$323.2

Retail Customers:
Beginning Assets Under Management	$138.7	$119.3	$125.1
Net additions (withdrawals), excluding money market activity:
Third party	1.8	3.3	11.3
Affiliated(3)	(3.4)	(9.5)	(0.1)

Total	(1.6)	(6.2)	11.2
Market appreciation	7.0	11.3	9.1
Other increases (decreases)(5)	(0.3)	0.7	(1.6)

Ending Assets Under Management	$143.8	$125.1	$143.8

General Account:
Beginning Assets Under Management	$374.6	$326.7	$321.3
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0
Affiliated(4)	6.7	(0.6)	44.9

Total	6.7	(0.6)	44.9
Market appreciation	3.7	3.9	14.9
Other increases (decreases)(5)	(11.7)	(8.7)	(7.8)

Ending Assets Under Management	$373.3	$321.3	$373.3

(1)	Institutional third-party net additions include net additions into fixed income accounts related to investment-only stable value products of $0.8 billion and $1.0 billion for the three months ended March 31, 2013 and 2012, respectively and $6.2 billion for the twelve months ended March 31, 2013.
(2)	Institutional affiliated net additions for the three months ended March 31, 2013 includes net additions of $1.0 billion from the acquisition of the Hartford Life Business.
(3)	Retail affiliated net additions (withdrawals) primarily represent asset transfers in or (out) of fixed income funds due to the automatic rebalancing feature within certain variable annuities products.
(4)	General account affiliated net additions (withdrawals) includes net additions of $7.9 billion from the three months ended March 31, 2013 from the acquisition of the Hartford Life Business on January 2, 2013 and net additions of $31.0 billion for the twelve months ended March 31, 2013 from two significant pension risk transfer transactions in the Retirement segment that occurred in 2012.
(5)	Other includes the effect of foreign exchange rate changes, net money market activity and transfers from the Retirement segment as a result of changes in the client contract form.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2013	2012
	(in millions)
Co-Investments:
Real estate	$387	$455
Fixed income	47	24
Seed Investments:
Real estate	31	21
Public equity	186	252
Fixed income	225	220
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	25	40
Real estate secured by fund assets	0	85

Total	$901	$1,097

In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintains an interim loan portfolio. See “—General Account Investments—Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans” below for additional details.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues	$1,155	$776
Benefits and expenses	1,018	664

Adjusted operating income	137	112
Realized investment gains (losses), net, and related adjustments	(161)	30
Related charges	2	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(22)	$142

On January 2, 2013, we acquired the Hartford Life Business through a reinsurance transaction. We expect pre-tax integration costs of approximately $125 million to be incurred over a two to three year period, including approximately $50 million during 2013, of which $8 million is reflected in the first quarter. After integration is complete, we expect annual cost savings of approximately $90 million. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Adjusted operating income increased $25 million. Excluding the impact of integration costs discussed above, adjusted operating income increased $33 million, primarily reflecting $32 million of earnings from the acquired in force business. In addition, mortality experience, net of reinsurance, was favorable in the current period in comparison to unfavorable in the prior year period relative to expected levels. Adjusted operating income also benefited from business growth in our universal life insurance products, largely offset by a decline in earnings from the continued expected run-off of variable policies in force. These favorable items were partly offset by a lower net contribution from investment results driven by lower reinvestment rates and higher distribution costs reflecting expanded third party distribution and increased sales.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $379 million. Policy charges and fees and asset management fees and other income increased $285 million driven by growth in our universal life insurance business, including the impact from the acquisition of the Hartford Life Business, partially offset by the ongoing impact of run-off of variable life insurance in force. Net investment income increased $76 million reflecting higher asset balances resulting from business growth, including the impact from the acquisition of the Hartford Life Business, partially offset by lower portfolio yields due to declines in reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $354 million. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $233 million primarily reflecting business growth in our universal life block of business, including the impact of insurance liabilities acquired from the Hartford Life Business. In addition, general and administrative expenses, net of capitalization, increased $89 million primarily driven by higher distribution costs reflecting expanded third party distribution and increased sales, including the impact from the acquisition of the Hartford Life Business, as well as $8 million of integration costs discussed above. The increase in general and administrative expenses, net of capitalization, was partially offset by the absence of a charge incurred in the year ago quarter related to the correction of a delay in the execution of certain client mutual fund transactions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$3	$6	$9	$3	$1	$4
Universal Life	11	146	157	7	27	34
Term Life	11	39	50	10	31	41

Total	$25	$191	$216	$20	$59	$79

Annualized new business premiums increased $137 million primarily driven by increased sales of universal life insurance products due to a change in the competitive position of our products and increased distribution as a result of the acquisition of the Hartford Life Business.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues	$1,402	$1,391
Benefits and expenses	1,393	1,431

Adjusted operating income	9	(40)
Realized investment gains (losses), net, and related adjustments	(3)	(6)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$6	$(46)

Adjusted Operating Income

Adjusted operating income increased $49 million reflecting more favorable underwriting results in the first quarter of 2013 in both our group life and disability businesses. Results for group life reflect more favorable claims experience primarily driven by the absence of the adverse fluctuation in claims severity on non-retrospectively experience-rated contracts that occurred in the first quarter of 2012. Group disability’s more favorable underwriting results are primarily driven by a reduction in the duration of long-term disability claims, which reflects the implementation of claim management best practices. Partially offsetting these favorable underwriting results is lower net investment spread results reflecting a decline in reinvestment rates.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased by $11 million. Group life premiums and policy charges and fee income increased $7 million reflecting an increase from retrospectively experience-rated contracts, largely resulting from an increase in policyholder benefits, partially offset by lower premiums from non-retrospectively experience-rated contracts. Group disability premiums and policy charges and fee income remained relatively unchanged.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased by $38 million. This decrease reflects a $42 million decrease in policyholders’ benefits, including the change in policy reserves. Our group life business reflects a decrease in policyholder benefits primarily from the absence of the adverse fluctuation in claims severity in the non-retrospectively experience-rated business that occurred in the first quarter of 2012. This is partially offset by an increase in benefit costs on retrospectively experience-rated business that resulted in increased premiums and policy charges, as discussed above. Our group disability business reflects a decrease in policyholders’ benefits primarily from favorable claims experience due to an increase in long-term disability claim terminations.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Benefits ratio(1):
Group life	92.2%	95.4%
Group disability	94.4%	102.2%
Administrative operating expense ratio(2):
Group life	9.2%	9.1%
Group disability	26.7%	25.9%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include dental products.

The group life benefits ratio improved 3.2 percentage points primarily due to favorable claims experience reflecting the absence of the adverse fluctuation in severity on non-retrospectively experience-rated business that occurred in the first quarter of 2012. The group disability benefits ratio improved 7.8 percentage points primarily due to an increase in long-term disability claim terminations. The group life administrative operating expense ratio remained relatively unchanged. The group disability administrative operating expense ratio deteriorated 0.8 percentage points reflecting higher costs invested in our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Annualized new business premiums(1):
Group life	$148	$211
Group disability(2)	45	81

Total	$193	$292

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes dental products.

Total annualized new business premiums decreased $99 million as a result of a change in our pricing discipline for both group life and group disability products, which has an immediate impact on our new sales.

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

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. We implement this hedging strategy using a variety of instruments, including U.S. dollar-denominated assets held locally by our Japanese insurance subsidiaries financed by the combination of U.S. GAAP equity and yen-denominated liabilities. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries was $12.0 billion as of both March 31, 2013 and December 31, 2012. For details on the composition of these hedging instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Insurance Division—Foreign Currency Exchange Rate Movements and Related Hedging Strategies” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments.

As a result of the intercompany arrangement between International Insurance and Corporate and Other operations, our International Insurance segment’s results for 2013 and 2012 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 80 and 85 yen per U.S. dollar, respectively, and 1160 and 1180 Korean won per U.S. dollar, respectively.

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

	Three Months Ended March 31,
	2013	2012
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$40	$(21)
Corporate and Other operations:
Impact of intercompany arrangement(1)	(40)	21
Settlement gains/(losses) on forward currency contracts	36	(27)

Net detriment to Corporate and Other operations	(4)	(6)

Net impact on consolidated revenues and adjusted operating income	$36	$(27)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of both March 31, 2013 and December 31, 2012, the notional amounts of these forward currency contracts were $3.4 billion, of which $2.8 billion and $2.9 billion, as of March 31, 2013 and December 31, 2012, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three months ended March 31, 2013, “Realized investment gains (losses), net, and related adjustments” includes net losses of $2,401 million reflecting the remeasurement of these non-yen denominated insurance liabilities and the remeasurement of certain related non-yen denominated assets.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement within our international insurance operations as of March 31, 2013 as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency based on balances as of March 31, 2013. As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings for the three months ended February 28, 2013 and Gibraltar Life’s current period assets and liabilities represent balances as of February 28, 2013.

	Balances subject to remeasurement, as of March 31, 2013			Hypothetical increase(decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.2	$20.1	$16.9	$(0.8)	$0.8
Australian dollar-denominated products	0.6	7.7	7.1	(0.4)	0.4
Euro-denominated products	0.1	0.4	0.3	(0.0)	0.0

Total	$3.9	$28.2	$24.3	$(1.2)	$1.2

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $27.6 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI.
(2)	These pre-tax GAAP earnings impacts would largely be offset by a corresponding increase(decrease) in unrealized gains in AOCI.
(3)	Excludes $6.0 billion of insurance liabilities for U.S. dollar denominated products as of March 31, 2013 associated with Prudential of Japan. These liabilities are coinsured to our U.S. domiciled insurance entity and supported by U.S. dollar denominated assets and, as a result, not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,443	$2,317
Gibraltar Life and Other operations	3,907	3,500

	6,350	5,817

Benefits and expenses:
Life Planner operations	2,021	1,935
Gibraltar Life and Other operations	3,452	3,285

	5,473	5,220

Adjusted operating income:
Life Planner operations	422	382
Gibraltar Life and Other operations	455	215

	877	597

Realized investment gains (losses), net, and related adjustments(1)	(2,542)	(1,464)
Related charges	(51)	(10)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	217	153
Change in experience-rated contractholder liabilities due to asset value changes	(217)	(153)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(65)	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,781)	$(877)

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $40 million including a net favorable impact of $14 million from currency fluctuations. Excluding currency fluctuations, adjusted operating income increased $26 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, as well as more favorable mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations increased $240 million including a favorable impact of $6 million from currency fluctuations. Adjusted operating income in the first quarter of 2013 includes a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013. The current period also benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $57 million in the year ago quarter compared to $3 million in the current quarter.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $114 million, primarily reflecting business growth, favorable results from our equity method investments, and more favorable mortality experience. In addition, cost savings resulting from Star and Edison integration synergies were $54 million in the current quarter, an increase of $20 million from the year ago quarter. The current quarter also benefited from surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the appreciation of these currencies relative to the Japanese yen. These favorable items were partly offset by certain policyholder dividend refinements.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $126 million including a net unfavorable impact of $145 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $271 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $235 million driven by growth of business in force and continued strong persistency in our Japanese Life Planner operation. Net investment income increased $41 million primarily reflecting investment portfolio growth.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $86 million including a net favorable impact of $159 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $245 million primarily driven by a $215 million increase in policyholder benefits due to changes in reserves reflecting growth in business in force, partially offset by more favorable mortality experience.

Revenues from our Gibraltar Life and Other operations increased $407 million including an unfavorable impact of $374 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $781 million driven by a $624 million increase in premiums and policy charges and fee income. The increase in premiums and policy charges and fee income primarily reflects higher sales of yen-denominated single premium reduced death benefit whole life products. Also contributing to the increase in revenues is higher net investment income of $114 million primarily reflecting investment portfolio growth and favorable results from our equity method investments, partially offset by the impact of lower reinvestment rates. The increase in revenues also includes the impact of a $66 million gain from the sale of our investment in China Pacific Group, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations increased $167 million including a favorable impact of $380 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $547 million. Policyholder benefits including changes in reserves increased $591 million primarily driven by higher sales of yen-denominated single premium reduced death benefit whole life products, partially offset by more favorable mortality experience. Partially offsetting these items are $54 million of lower integration costs and $20 million of higher integration synergies relating to the acquisition of the Star and Edison Businesses.

Sales Results

The following table sets forth annualized new business premiums on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$345	$394
Gibraltar Life	459	469

Total	$804	$863

On a constant exchange rate basis:
Life Planner operations	$372	$391
Gibraltar Life	488	459

Total	$860	$850

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

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$174	$33	$151	$14	$372	$125	$72	$175	$19	$391
Gibraltar Life:
Life Consultants	123	27	44	23	217	90	35	39	25	189
Banks(2)	202	1	2	18	223	146	10	4	30	190
Independent Agency	21	6	15	6	48	23	39	6	12	80

Subtotal	346	34	61	47	488	259	84	49	67	459

Total	$520	$67	$212	$61	$860	$384	$156	$224	$86	$850

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 59% and 32%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2013, and 48% and 38%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $19 million, including a $26 million decline in Japan. The decline in Japan was driven by accelerated sales of cancer whole life products in the year ago quarter prior to a tax law change in April 2012, as well as accelerated sales of U.S. dollar-denominated retirement income products in the year ago quarter prior to a crediting rate change that became effective in June 2012. These items were partially offset by higher sales of yen-denominated retirement income and protection products driven in part by anticipated pricing changes in April 2013.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $29 million driven by higher sales of $33 million in the bank channel reflecting increased demand for our yen-denominated single premium reduced death benefit whole life products prior to pricing changes which became effective in January 2013. Life Consultant sales increased $28 million as sales in the year ago quarter were negatively impacted by a temporary disruption in productivity resulting from the integration of the Star and Edison businesses. Partially offsetting these items, Independent Agency sales declined $32 million driven by lower sales of cancer whole life products following the April 2012 tax law change.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating results:
Capital debt interest expense	$(175)	$(171)
Operating debt interest expense, net of investment income	(49)	(16)
Pension and employee benefits	67	52
Other corporate activities(1)	(157)	(191)

Adjusted operating income	(314)	(326)

Realized investment gains (losses), net, and related adjustments	604	692
Related charges	(12)	(30)
Divested businesses	33	4
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	(5)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$313	$335

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $12 million. Lower net charges from other corporate activities, primarily reflecting decreased retained corporate expenses including corporate advertising, and a favorable comparative impact of our estimate of payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, contributed $44 million to the decreased loss. Operating debt interest expense, net of investment income, increased $33 million, primarily driven by higher levels of operating debt proceeds held in cash driven by debt prefunding activities. Both capital debt interest expense and operating debt interest expense, net of investment income, were negatively impacted by the accelerated recognition of a portion of the deferred bond issuance costs of capital and operating debt expected to be redeemed in the second quarter of 2013.

Results from pension and employee benefits increased $15 million. Income from our qualified pension plan decreased $5 million driven by changes in the discount rate and expected rate of return on plan assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.” The decline was more than offset by a favorable comparative impact of retained benefit expenses, including the impact of plan amendments.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described in our Annual Report on Form 10-K for the year ended December 31, 2012, under “—Liquidity and Capital Resources—Capital.” This hedge program resulted in charges for amortization of derivative costs of $13 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

In addition to hedging equity market exposure, we may choose to manage the interest rate risk associated with various operations of the Financial Services Businesses by holding capital against a portion of the interest rate exposure rather than fully hedging the risk. “Realized investment gains (losses), net and related adjustments” includes net gains of $429 million and $582 million for the three months ended March 31, 2013 and 2012 respectively resulting from our decision to utilize this strategy to manage a portion of our interest rate risk. The capital consequences associated with our decision to hold capital against a portion of our interest rate exposure have been factored into our Capital Protection Framework.

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

Results of Operations of Closed Block Business

We established the Closed Block Business effective as of the date of demutualization. The Closed Block Business includes our in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional domestic participating policies. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “—Closed Block Business” for additional details.

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

As of March 31, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $920 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,459 million at March 31, 2013, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in millions)
U.S. GAAP results:
Revenues	$1,519	$1,475
Benefits and expenses	1,500	1,445

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$19	$30

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $11 million. Results for the first quarter of 2013 include an increase of $107 million in net realized investment gains, primarily due to favorable changes in the value of derivatives, lower impairments and higher trading gains on fixed maturities. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” In addition, the increase in results reflects the absence of a $31 million increase in reserves in the year ago quarter for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. Net investment income decreased $28 million primarily reflecting the impact of lower reinvestment rates and lower asset balances as the business runs off. As a result of the above and other variances, a $35 million policyholder dividend obligation expense was recorded in the first quarter of 2013, compared to a $76 million benefit in the first quarter of 2012. As noted above, as of March 31, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $920 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $44 million principally driven by the $107 million increase in net realized investment gains, as discussed above. This favorable item was partially offset by a $28 million decrease in net investment income, as discussed above and $24 million of lower premiums, with a related decrease in changes in reserves, primarily due to the in force decline as policies terminate.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $55 million primarily driven by a $99 million increase in dividends to policyholders. The increase in dividends to policyholders includes a $111 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings, partially offset by a $12 million decrease in dividends paid and accrued to policyholders primarily due to a decline in policies in force. This unfavorable item was partially offset by a $44 million decrease in policyholders’ benefits, including changes in reserves, reflecting the absence of a $31 million increase in reserves in the first quarter of 2012 for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as a decrease due to the in force decline as policies terminate.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $831 million in the first quarter of 2013 compared to an expense of $179 million in the first quarter of 2012. First quarter income taxes for 2013 and 2012 include $108 million and $339 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The current quarter U.S. tax expense reflects a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The U.S. tax expense in the year ago quarter is reflective of the merger of Star and Edison Businesses into Gibraltar Life and it represented the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax expense will actually be paid.

Excluding the impact of the “double tax” discussed above, the benefit associated with income taxes increased $779 million, driven in part by higher pre-tax losses in comparison to the first quarter of 2012. In addition, the tax rate for the current quarter is limited to the tax benefit based on the current quarter loss, adjusted for discrete items and expected full year permanent differences, while the tax rate for the first quarter of 2012 was based on the anticipated full year effective tax rate with certain adjustments for discrete items.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $1 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013	2012
	(in millions)
Real Estate and Relocation Services	$26	$4
Long-Term Care Business	12	3
Individual Health Insurance	(5)	(4)
Financial Advisory	(1)	(2)
Other(1)	1	3

Total divested businesses excluded from adjusted operating income	$33	$4

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(122)	$81
Derivatives	37	11
Commercial mortgages and other loans	(2)	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	74	(93)

Net gains (losses)	$(13)	$0

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$217	$153
Change in experience-rated contractholder liabilities due to asset value changes	(217)	(153)

Net gains (losses)	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$95	$234
Derivatives	37	11
Commercial mortgages and other loans	(2)	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(143)	(246)

Net gains (losses)	$(13)	$0

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $7 million as of March 31, 2013 and 2012, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $12 million and $4 million for the three months ended March 31, 2013 and 2012, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net losses of $13 million for the three months ended March 31,

2013. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

	As of March 31, 2013				As of December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$254,222	$4,300	$46,160	$1,265	$254,917	$4,261	$46,419	$1,207
Trading account assets:
Fixed maturities	21,105	510	156	10	20,605	565	139	10
Equity securities	2,314	883	122	115	2,341	987	136	111
All other(2)	4,055	15	0	0	3,697	25	0	0

Subtotal	27,474	1,408	278	125	26,643	1,577	275	121
Equity securities, available-for-sale	5,315	293	3,603	9	5,052	321	3,225	9
Commercial mortgage and other loans	726	48	0	0	162	48	0	0
Other long-term investments	1,452	1,037	(95)	0	1,478	1,053	(95)	0
Short-term investments	4,648	0	1,589	0	5,130	0	1,260	0
Cash equivalents	9,479	0	422	0	13,063	0	537	0
Other assets	138	6	96	0	98	8	97	0

Subtotal excluding separate account assets	303,454	7,092	52,053	1,399	306,543	7,268	51,718	1,337
Separate account assets	266,308	20,984	0	0	253,254	21,132	0	0

Total assets	$569,762	$28,076	$52,053	$1,399	$559,797	$28,400	$51,718	$1,337

Future policy benefits	$1,900	$1,900	$0	$0	$3,348	$3,348	$0	$0
Other liabilities	289	0	0	0	0	0	0	0
Notes of consolidated VIEs	1,768	1,768	0	0	1,496	1,406	0	0

Total liabilities	$3,957	$3,668	$0	$0	$4,844	$4,754	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 4.9% and 5.1% as of March 31, 2013 and December 31, 2012, respectively, for the Financial Services Businesses, and 2.7% and 2.6% as of March 31, 2013 and December 31, 2012, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.6 billion and $4.5 billion as of March 31, 2013 and December 31, 2012, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.5 billion as of both March 31, 2013 and December 31, 2012, respectively, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both March 31, 2013 and December 31, 2012, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion as of both March 31, 2013 and December 31, 2012, respectively.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets classified as Level 3 totaled approximately $9 million and $19 million as of March 31, 2013 and December 31, 2012, without giving consideration to the impact of netting.

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

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMABs, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $1.9 billion and $3.3 billion as of March 31, 2013 and December 31, 2012, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

	Three Months Ended March 31,
	2013	2012
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(820)	$(1,374)
Closed Block Business	97	(10)

Consolidated realized investment gains (losses), net	$(723)	$(1,384)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$41	$(33)
Equity securities	34	(55)
Commercial mortgage and other loans	12	10
Derivative instruments	(912)	(1,296)
Other	5	0

Total	$(820)	$(1,374)

Related adjustments	(2,485)	(1,342)

Realized investment gains (losses), net, and related adjustments	(3,305)	(2,716)

Related charges	302	878

Realized investment gains (losses), net, and related charges and adjustments	$(3,003)	$(1,838)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$12	$(30)
Equity securities	43	42
Commercial mortgage and other loans	1	1
Derivative instruments	42	(23)
Other	(1)	0

Total	$97	$(10)

2013 to 2012 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first quarter of 2013 were $820 million, compared to net realized investment losses of $1,374 million in the first quarter of 2012.

Net realized gains on fixed maturity securities were $41 million in the first quarter of 2013, compared to net realized losses of $33 million in the first quarter of 2012, as set forth in the following table:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$180	$106
Private bond prepayment premiums	10	0

Total gross realized investment gains	190	106

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(59)	(82)
Gross losses on sales and maturities(1)	(70)	(51)
Credit related losses on sales	(20)	(6)

Total gross realized investment losses	(149)	(139)

Realized investment gains (losses), net—Fixed Maturity Securities	$41	$(33)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$110	$55

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the first quarter of 2013 of $110 million were primarily due to sales within our International Insurance segment. Net gains on sales and maturities of fixed maturity securities in the first quarter of 2012 of $55 million were primarily due to sales within our Retirement, Individual Annuities, and International Insurance segments. See “—General Account Investments—Fixed Maturity Securities—Asset-Backed Securities” for information regarding our exposure to sub-prime mortgages. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2013 and 2012.

Net realized gains on equity securities were $34 million in the first quarter of 2013, which included net trading gains on sales of equity securities of $41 million, primarily due to sales within our International Insurance segment, partially offset by other-than-temporary impairments of $7 million. Net realized losses on equity securities were $55 million in the first quarter of 2012, which included other-than-temporary impairments of $48 million and net trading losses on sales of equity securities of $7 million. Net trading losses in the first quarter of 2012 were primarily due to public equity sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the first quarter of 2013 were $12 million, primarily related to a net decrease in the loan loss reserves of $8 million and higher servicing revenue in our Asset Management business, which was partially offset by realized losses on foreclosures, restructurings and sales primarily within our Individual Life and Asset Management businesses. Net realized gains on commercial mortgage and other loans in the first quarter of 2012 were $10 million, primarily related to a net decrease in the loan loss reserves of $14 million, partially offset by $4 million of realized losses on sales within our Asset Management business. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $912 million in the first quarter of 2013, compared to net realized losses of $1,296 million in first quarter of 2012. The net derivative losses in 2013 primarily reflect net losses of $762 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also, contributing to the net derivative losses were $362 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar, Australian dollar, Euro, and British pound. Partially offsetting these losses were net gains of $233 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative losses in the first quarter of 2012 primarily reflect net losses of $1,219 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also, contributing to the net derivative losses were net mark-to-market losses of $194 million on interest rate derivatives used to manage duration as interest rates increased, and net losses of $217 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $214 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses mostly in Japan due to the strengthening of the U.S. dollar against the Japanese yen. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information.

Net realized gains on other investments were $5 million in the first quarter of 2013, which included net trading gains of $6 million, partially offset by other-than-temporary impairments of $1 million on real estate investments and joint ventures and partnerships.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results include net negative related adjustments of $2,485 million and $1,342 million for the first quarter of 2013 and 2012, respectively. The adjustments in both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and has a related change in value recorded in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results include net related benefits of $302 million and $878 million for the first quarter of 2013 and 2012, respectively. The benefits in both periods were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to net losses on embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the first quarter of 2013, we recorded other-than-temporary impairments of $67 million in earnings, compared to other-than-temporary impairments of $132 million recorded in earnings in the first quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$50	$65
Private fixed maturity securities	9	17

Total fixed maturity securities	59	82
Equity securities	7	48
Other invested assets(2)	1	2

Total	$67	$132

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended March 31, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$8	$11	$19
Due to other accounting guidelines(3)	0	40	40

Total	$8	$51	$59

	Three Months Ended March 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$19	$17	$36
Due to other accounting guidelines(3)	1	45	46

Total	$20	$62	$82

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents intent to sell securities.

Fixed maturity other-than-temporary impairments in the first quarter of 2013 were concentrated in the communications and utility sectors of our corporate securities, and in asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to a deficiency in the contractual cash flows related to the investment. During the first quarter of 2012, we recorded other-than-temporary impairments of $39 million in earnings related to unrealized foreign currency translation losses that are approaching maturity. Fixed maturity other-than-temporary impairments in the first quarter of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical and consumer cyclical sectors of our corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers and foreign currency translation losses related to foreign denominated securities that are approaching maturity.

Equity security other-than-temporary impairments in the first quarter of 2013 and 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2013 were $97 million, compared to net realized investment losses of $10 million in the first quarter of 2012.

Net realized gains on fixed maturity securities were $12 million in the first quarter of 2013, compared to net realized losses of $30 million in the first quarter of 2012, as set forth in the following table:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$32	$20
Private bond prepayment premiums	8	1

Total gross realized investment gains	40	21

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(11)	(30)
Gross losses on sales and maturities(1)	(11)	(21)
Credit related losses on sales	(6)	0

Total gross realized investment losses	(28)	(51)

Realized investment gains (losses), net—Fixed Maturity Securities	$12	$(30)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$21	$(1)

(1)	Amounts exclude prepayment premiums, other-than-temporary-impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $21 million in the first quarter of 2013. Net losses on sales and maturities of fixed maturity securities were $1 million in the first quarter of 2012. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2013 and 2012.

Net realized gains on equity securities were $43 million in the first quarter of 2013, primarily driven by net trading gains on sales of equity securities. Net realized gains on equity securities were $42 million in the first quarter of 2012, and included net trading gains on sales of equity securities of $44 million, partially offset by other-than-temporary impairments of $2 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2013 and 2012.

Net realized gains on commercial mortgage and other loans were $1 million in both the first quarter of 2013 and 2012, respectively, and were driven by net decreases in the loan loss reserve in both periods. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $42 million in 2013, compared to net realized losses of $23 million in 2012. Derivative gains in 2013 primarily reflect net gains of $46 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro and other currencies. Derivative losses in the first quarter of 2012 primarily reflect net derivative losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro, partially offset by net gains of $17 million on interest rate derivatives used to manage duration.

During the first quarter of 2013, we recorded other-than-temporary impairments of $13 million in earnings, compared to other-than-temporary impairments of $33 million recorded in earnings in the first quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$6	$28
Private fixed maturity securities	5	2

Total fixed maturity securities	11	30
Equity securities	0	2
Other invested assets(2)	2	1

Total	$13	$33

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$4	$5	$9
Due to other accounting guidelines(3)	0	2	2

Total	$4	$7	$11

	Three Months Ended March 31, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$19	$11	$30
Due to other accounting guidelines(3)	0	0	0

Total	$19	$11	$30

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical and utility sectors of our corporate securities. Fixed maturity other-than-temporary impairments in the first quarter of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the utility sector of our corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first quarter of 2013 and 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

On January 2, 2013, we completed the acquisition of the Hartford Life Business. Our Financial Services Businesses’ general account portfolio, as of March 31, 2013, includes $8.3 billion of invested assets at carrying value from this acquisition, which primarily consists of $6.9 billion of fixed maturity securities, $0.7 billion of commercial mortgage and other loans, and $0.6 billion of policy loans. For additional details regarding this transaction, see “—Executive Summary”, above.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	March 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$223,445	$28,815	$252,260	63.1%
Public, held-to-maturity, at amortized cost	2,873	0	2,873	0.7
Private, available-for-sale, at fair value	30,409	17,345	47,754	11.9
Private, held-to-maturity, at amortized cost	1,005	0	1,005	0.3
Trading account assets supporting insurance liabilities, at fair value	20,890	0	20,890	5.2
Other trading account assets, at fair value	1,446	278	1,724	0.4
Equity securities, available-for-sale, at fair value	5,315	3,603	8,918	2.2
Commercial mortgage and other loans, at book value	27,739	9,714	37,453	9.4
Policy loans, at outstanding balance	6,861	5,077	11,938	3.0
Other long-term investments(1)	6,429	2,174	8,603	2.2
Short-term investments	4,626	1,588	6,214	1.6

Total general account investments	331,038	68,594	399,632	100.0%

Invested assets of other entities and operations(2)	7,845	0	7,845

Total investments	$338,883	$68,594	$407,477

	December 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$225,306	$28,790	$254,096	63.7%
Public, held-to-maturity, at amortized cost	3,116	0	3,116	0.8
Private, available-for-sale, at fair value	29,246	17,629	46,875	11.7
Private, held-to-maturity, at amortized cost	1,152	0	1,152	0.3
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	5.2
Other trading account assets, at fair value	1,426	275	1,701	0.4
Equity securities, available-for-sale, at fair value	5,031	3,225	8,256	2.1
Commercial mortgage and other loans, at book value	26,623	9,608	36,231	9.1
Policy loans, at outstanding balance	6,455	5,120	11,575	2.9
Other long-term investments(1)	6,665	2,012	8,677	2.2
Short-term investments	5,124	1,261	6,385	1.6

Total general account investments	330,734	67,920	398,654	100.0%

Invested assets of other entities and operations(2)	6,928	0	6,928

Total investments	$337,662	$67,920	$405,582

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our trading and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in the first three months of 2013 was primarily due to the Hartford transaction as discussed above and portfolio growth as a result of reinvestment of net investment income and net operating inflows, partially offset by the translation impact of the yen weakening against the U.S. dollar. The general account investments attributable to the Closed Block Business also increased in the first three months of 2013, primarily due to portfolio growth as a result of reinvestment of net investment income, partially offset by a net decrease in fair value driven by an increase in interest rates, and net operating outflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 44% and 46% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2013	December 31, 2012
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$119,074	$124,710
Public, held-to-maturity, at amortized cost	2,873	3,116
Private, available-for-sale, at fair value	6,460	6,252
Private, held-to-maturity, at amortized cost	1,005	1,152
Trading account assets supporting insurance liabilities, at fair value	1,869	1,838
Other trading account assets, at fair value	1,068	1,195
Equity securities, available-for-sale, at fair value	2,320	2,126
Commercial mortgage and other loans, at book value	6,209	6,156
Policy loans, at outstanding balance	2,461	2,665
Other long-term investments(1)	2,052	2,215
Short-term investments	246	318

Total Japanese general account investments(2)	$145,637	$151,743

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2013 was primarily attributable to the translation impact of the yen weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value driven by declining interest rates on yen-denominated investments.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of March 31, 2013, our Japanese insurance operations had $44.0 billion, at fair value, of investments denominated in U.S. dollars, including $3.9 billion that were hedged to yen through third party derivative contracts and $31.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2012, our Japanese insurance operations had $44.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $31.6 billion that support liabilities denominated in U.S. dollars. The $0.9 billion decrease in the fair value of U.S. dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of business inflows.

Our Japanese insurance operations had $8.3 billion and $8.6 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2013 and December 31, 2012, respectively. The $0.3 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of net business inflows.

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

The following table sets forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to the Financial Services Businesses, as of March 31, 2013.

Eurozone Gross Direct Exposure—Financial Services Businesses

	March 31, 2013
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$274	$607	$2,138	$3,019	$332	$613	$2,403	$3,348
Netherlands	14	633	2,673	3,320	16	701	2,889	3,606
Germany	504	263	977	1,744	626	289	1,034	1,949
Luxembourg	0	412	894	1,306	0	440	955	1,395
Other non-peripheral(1)	116	105	548	769	134	105	579	818

Total non-peripheral exposure	908	2,020	7,230	10,158	1,108	2,148	7,860	11,116
Peripheral countries:
Italy(2)	581	25	239	845	607	27	241	875
Ireland	0	122	456	578	0	130	486	616
Spain	27	15	121	163	31	15	120	166
Other peripheral(3)	0	0	0	0	0	0	0	0

Total peripheral exposure	608	162	816	1,586	638	172	847	1,657
International agencies(4)	0	104	1,259	1,363	0	107	1,546	1,653

Total exposure(5)	$1,516	$2,286	$9,305	$13,107	$1,746	$2,427	$10,253	$14,426

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.

(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	Of the $13,107 million of amortized cost represented above, 87% is related to fixed maturities, 9% is related to trading account assets supporting insurance liabilities, and the remaining 4% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Our gross direct exposure to the Eurozone region attributable to the Closed Block Business was $4,192 million of amortized cost (fair value, $4,584 million), as of March 31, 2013, of which $3,616 million (fair value, $3,963 million) represented non-peripheral exposure and $576 (fair value, $621 million) represented peripheral exposure. Approximately 11% and 20% of the non-peripheral and peripheral exposure, respectively, was related to financial institutions, and less than 1% each of the non-peripheral and peripheral exposures was related to sovereigns. Of the $4,192 million of amortized cost represented above, 94% was related to fixed maturities, and the remaining 6% was related to all other asset types.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended March 31, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.67%	$2,147	5.24%	$510	3.89%	$2,657
Trading account assets supporting insurance liabilities	3.89	200	0.00	0	3.89	200
Equity securities	5.70	59	3.09	19	4.72	78
Commercial mortgage and other loans	5.05	341	5.77	138	5.24	479
Policy loans	4.60	76	5.67	72	5.06	148
Short-term investments and cash equivalents	0.19	8	1.29	2	0.22	10
Other investments	4.39	88	10.35	61	5.75	149

Gross investment income before investment expenses	3.70	2,919	5.44	802	3.97	3,721
Investment expenses	(0.12)	(80)	(0.26)	(39)	(0.14)	(119)

Investment income after investment expenses	3.58%	2,839	5.18%	763	3.83%	3,602

Investment results of other entities and operations(2)		36		0		36

Total investment income		$2,875		$763		$3,638

	Three Months Ended March 31, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	3.74%	$1,841	5.48%	$546	4.03%	$2,387
Trading account assets supporting insurance liabilities	4.09	199	0.00	0	4.09	199
Equity securities	5.55	56	2.94	20	4.50	76
Commercial mortgage and other loans	5.31	332	6.08	139	5.52	471
Policy loans	4.56	71	5.91	77	5.18	148
Short-term investments and cash equivalents	0.26	8	1.25	2	0.29	10
Other investments	2.82	46	8.01	45	4.20	91

Gross investment income before investment expenses	3.78	2,553	5.56	829	4.10	3,382
Investment expenses	(0.11)	(61)	(0.25)	(38)	(0.14)	(99)

Investment income after investment expenses	3.67%	2,492	5.31%	791	3.96%	3,283

Investment results of other entities and operations(2)		37		0		37

Total investment income		$2,529		$791		$3,320

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our trading and asset management operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$1,314	5.24%	$1,047
Trading account assets supporting insurance liabilities	4.00	188	4.22	187
Equity securities	6.97	40	7.83	40
Commercial mortgage and other loans	5.29	276	5.69	277
Policy loans	5.36	54	5.54	48
Short-term investments and cash equivalents	0.20	7	0.28	7
Other investments	3.45	41	2.63	15

Gross investment income before investment expenses	4.32	1,920	4.82	1,621
Investment expenses	(0.12)	(38)	(0.11)	(17)

Investment income after investment expenses	4.20%	1,882	4.71%	1,604

Investment results of other entities and operations(2)		36		37

Total investment income		$1,918		$1,641

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our trading and asset management operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets, lower fixed maturity reinvestment rates, and the addition of assets from the pension risk transfer and Hartford transactions at current market yields.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.78%	$833	2.71%	$794
Trading account assets supporting insurance liabilities	2.69	12	2.81	12
Equity securities	4.11	19	3.16	16
Commercial mortgage and other loans	4.23	65	3.99	55
Policy loans	3.38	22	3.36	23
Short-term investments and cash equivalents	0.15	1	0.17	1
Other investments	5.75	47	2.93	31

Gross investment income before investment expenses	2.90	999	2.74	932
Investment expenses	(0.11)	(42)	(0.12)	(44)

Total investment income	2.79%	$957	2.62%	$888

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily attributable to more favorable results from alternative investments and asset growth supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2013 and 2012, was approximately $31.4 billion and $28.1 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2013 and 2012, was approximately $7.8 billion and $6.2 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,488	$1,589	$207	$22,870	$21,772	$1,279	$285	$22,766
Consumer non-cyclical	22,543	2,165	328	24,380	21,727	1,898	269	23,356
Utility	18,724	1,772	311	20,185	17,993	1,601	344	19,250
Capital goods	10,486	1,011	155	11,342	10,251	896	144	11,003
Consumer cyclical	10,081	872	173	10,780	9,927	756	147	10,536
Foreign agencies	5,250	1,051	18	6,283	5,706	732	8	6,430
Energy	8,817	789	142	9,464	7,923	745	83	8,585
Communications	7,523	668	156	8,035	7,552	610	119	8,043
Basic industry	6,559	475	87	6,947	6,215	416	69	6,562
Transportation	5,397	539	38	5,898	5,288	478	43	5,723
Technology	4,698	328	88	4,938	4,656	279	77	4,858
Industrial other	2,342	223	12	2,553	2,261	196	3	2,454

Total corporate securities	123,908	11,482	1,715	133,675	121,271	9,886	1,591	129,566
Foreign government(3)	76,994	8,693	59	85,628	82,376	6,782	65	89,093
Residential mortgage-backed	7,451	447	21	7,877	8,360	435	30	8,765
Asset-backed securities(4)	7,769	233	262	7,740	8,209	202	407	8,004
Commercial mortgage-backed	7,802	547	15	8,334	7,413	595	14	7,994
U.S. Government	9,153	2,436	39	11,550	10,525	2,474	34	12,965
State & Municipal(5)	2,834	411	9	3,236	2,303	378	5	2,676

Total(6)	$235,911	$24,249	$2,120	$258,040	$240,457	$20,752	$2,146	$259,063

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $354 million of gross unrealized gains and $46 million of gross unrealized losses as of March 31, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012 on securities classified as held-to-maturity.
(3)	As of both March 31, 2013 and December 31, 2012, based on amortized cost, 82% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 7% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2012 to March 31, 2013 was primarily due to the strengthening of U.S. and Australian dollar assets against the yen and a net decrease in interest rates in Japan, partially offset by a net increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,758	$828	$10	$5,576	$4,773	$862	$12	$5,623
Consumer non-cyclical	4,418	694	5	5,107	4,419	750	5	5,164
Finance	4,178	429	16	4,591	3,728	442	17	4,153
Consumer cyclical	3,031	441	11	3,461	3,003	477	10	3,470
Capital goods	2,495	355	2	2,848	2,523	376	1	2,898
Energy	1,824	267	1	2,090	1,879	305	0	2,184
Communications	1,476	215	6	1,685	1,513	268	4	1,777
Basic industry	1,245	158	4	1,399	1,324	186	3	1,507
Transportation	1,325	173	3	1,495	1,386	186	4	1,568
Industrial other	1,027	82	6	1,103	1,074	110	2	1,182
Technology	627	91	11	707	626	103	7	722
Foreign agencies	384	63	0	447	355	68	0	423

Total corporate securities	26,788	3,796	75	30,509	26,603	4,133	65	30,671
Asset-backed securities(2)	4,309	70	214	4,165	4,592	71	320	4,343
Commercial mortgage-backed	4,047	141	9	4,179	4,029	179	2	4,206
U.S. Government	3,903	851	5	4,749	3,401	966	0	4,367
Residential mortgage-backed	1,379	87	2	1,464	1,520	97	3	1,614
Foreign government(3)	340	90	3	427	345	103	2	446
State & Municipal	546	121	0	667	647	126	1	772

Total(4)	$41,312	$5,156	$308	$46,160	$41,137	$5,675	$393	$46,419

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both March 31, 2013 and December 31, 2012, based on amortized cost, no individual foreign country represented more than 13%.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to March 31, 2013 was primarily due to a net increase in U.S. interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation. The deterioration of the U.S. housing market since prices peaked in 2006 and higher unemployment levels over the past several years, coupled with relaxed underwriting standards for some originators of sub-prime mortgages through 2007, have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. This has resulted in increased attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, significant delays in foreclosure proceedings have resulted in increased servicing costs which negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are pursuing legal and other actions with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	407	407	430
2006	4	0	40	51	657	752	828
2005	0	2	6	23	261	292	293
2004 & Prior	0	4	32	40	596	672	691

Total collateralized by sub-prime mortgages(1)	4	6	78	114	1,921	2,123	2,242

Other asset-backed securities:
Collateralized loan obligations	1,464	512	0	0	0	1,976	1,858
Collateralized by non-sub-prime mortgages	1,166	55	6	18	8	1,253	1,444
Collateralized by credit cards	425	5	57	116	1	604	695
Collateralized by auto loans	585	0	0	0	0	585	694
Other asset-backed securities(2)	205	644	107	138	134	1,228	1,276

Total asset-backed securities(3)	$3,849	$1,222	$248	$386	$2,064	$7,769	$8,209

(1)	Included within the $2.1 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2013, are $28 million of securities collateralized by second-lien exposures.
(2)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 95% of the $411 million of education loans included above carry a Department of Education guaranty as of March 31, 2013.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	344	344	339
2006	4	0	37	43	609	693	698
2005	0	2	7	22	243	274	251
2004 & Prior	0	4	31	39	537	611	594

Total collateralized by sub-prime mortgages	4	6	75	104	1,733	1,922	1,882

Other asset-backed securities:
Collateralized loan obligations	1,474	515	0	0	7	1,996	1,871
Collateralized by non-sub-prime mortgages	1,238	56	6	18	7	1,325	1,524
Collateralized by credit cards	445	5	57	117	0	624	714
Collateralized by auto loans	591	0	0	0	1	592	702
Other asset-backed securities(1)	209	658	115	156	143	1,281	1,311

Total asset-backed securities(2)	$3,961	$1,240	$253	$395	$1,891	$7,740	$8,004

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 96% of the $413 million of education loans included above carry a Department of Education guaranty as of March 31, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2013, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.242 billion as of December 31, 2012, to $2.123 billion as of March 31, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $254 million as of March 31, 2013, and $390 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 29% as of March 31, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2013, based on amortized cost, approximately 57% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.123 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2013, were $376 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	5	1	19	278	303	324
2006	7	83	1	0	568	659	711
2005	8	20	67	20	106	221	233
2004 & Prior	0	2	12	22	448	484	503

Total collateralized by sub-prime mortgages(1)	15	110	81	61	1,400	1,667	1,771

Other asset-backed securities:
Collateralized by auto loans	831	0	0	0	0	831	892
Collateralized loan obligations	434	193	0	0	0	627	599
Collateralized by credit cards	234	5	0	74	2	315	450
Collateralized by education loans(2)	18	427	0	0	0	445	450
Other asset-backed securities(3)	78	59	57	209	21	424	430

Total asset-backed securities(4)	$1,610	$794	$138	$344	$1,423	$4,309	$4,592

(1)	Included within the $1.7 billion of asset-backed securities collateralized by sub-prime mortgages as of March 31, 2013, are $2 million of securities collateralized by second-lien exposures.
(2)	Approximately 96% of the $445 million of education loans included above carry a Department of Education guaranty as of March 31, 2013.
(3)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(4)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	5	1	18	241	265	269
2006	6	82	1	0	460	549	543
2005	8	19	64	20	94	205	205
2004 & Prior	0	2	12	21	407	442	442

Total collateralized by sub-prime mortgages	14	108	78	59	1,202	1,461	1,459

Other asset-backed securities:
Collateralized by auto loans	834	0	0	0	0	834	896
Collateralized by credit cards	237	5	0	74	2	318	454
Collateralized loan obligations	440	193	0	0	0	633	605
Collateralized by education loans(1)	18	434	0	0	0	452	453
Other asset-backed securities(2)	80	60	60	240	27	467	476

Total asset-backed securities(3)	$1,623	$800	$138	$373	$1,231	$4,165	$4,343

(1)	Approximately 96% of the $452 million of education loans included above carry a Department of Education guaranty as of March 31, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.771 billion as of December 31, 2012, to $1.667 billion as of March 31, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $211 million as of March 31, 2013, and $315 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 32% as of March 31, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2013, based on amortized cost, approximately 68% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 47% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.667 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2013, were $300 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	March 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$7,300	98.0%	$1,230	89.2%
Collateralized mortgage obligations(2)(3)	151	2.0	149	10.8

Total residential mortgage-backed securities	$7,451	100.0%	$1,379	100.0%

Portion rated AA or higher(4)	$7,342	98.5%	$1,230	89.2%

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,183	97.9%	$1,364	89.7%
Collateralized mortgage obligations(2)(3)	177	2.1	156	10.3

Total residential mortgage-backed securities	$8,360	100.0%	$1,520	100.0%

Portion rated AA or higher(4)	$8,247	98.7%	$1,364	89.7%

(1)	As of March 31, 2013, of these securities, for the Financial Services Businesses, $5.690 billion are supported by U.S. government and $1.610 billion are supported by foreign governments. As of December 31, 2012, of these securities, for the Financial Services Businesses, $6.359 billion were supported by the U.S. government and $1.824 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both March 31, 2013 and December 31, 2012.
(2)	Includes alternative residential mortgage loans of $34 million and $36 million in the Financial Services Businesses, and $72 million and $76 million in the Closed Block Business, as of March 31, 2013 and December 31, 2012, respectively.
(3)	As of March 31, 2013, of these collateralized mortgage obligations, for the Financial Services Businesses, 48% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 47% have below investment grade ratings, and as of December 31, 2012, 57% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 38% have below investment grade ratings. As of both March 31, 2013 and December 31, 2012, for the Closed Block Business, 13% have BBB credit ratings and 87% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2012
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2013—2008	$788	$356	$9	$0	$1	$1,154	$566
2007	1,093	44	28	5	1	1,171	1,196
2006	2,549	149	6	3	0	2,707	2,781
2005	2,015	59	14	0	0	2,088	2,113
2004 & Prior	517	103	30	24	8	682	757

Total commercial mortgage-backed securities(2)(3)(4)	$6,962	$711	$87	$32	$10	$7,802	$7,413

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2013, are downgraded super senior securities with amortized cost of $163 million in AA and $67 million in A.
(4)	Included in the table above, as of March 31, 2013, are agency commercial mortgage-backed securities with amortized cost of $390 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2012
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2013—2008	$791	$387	$9	$0	$1	$1,188	$609
2007	1,136	49	28	5	17	1,235	1,275
2006	2,777	159	6	5	0	2,947	3,062
2005	2,136	66	15	0	0	2,217	2,261
2004 & Prior	562	117	34	27	7	747	787

Total commercial mortgage-backed securities(2)(3)	$7,402	$778	$92	$37	$25	$8,334	$7,994

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2013, are agency commercial mortgage-backed securities with fair value of $426 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $11 million in AAA, and $2 million in BB and below as of March 31, 2013, and $12 million in AAA, $4 million in BBB and $18 million in BB and below as of December 31, 2012.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $566 million in AAA, $110 million in AA, $39 million in A and $21 million in BBB as of March 31, 2013, and $674 million in AAA, $116 million in AA, $40 million in A and $9 million in BBB as of December 31, 2012.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	March 31, 2013
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
Vintage
2013—2008	$770	$8	$0	$0	$0	$7	$3	$788
2007	1,090	3	0	0	0	0	0	1,093
2006	1,143	1,395	0	0	0	0	11	2,549
2005	280	1,708	0	4	0	23	0	2,015
2004 & Prior	6	195	0	36	203	77	0	517

Total	$3,289	$3,309	$0	$40	$203	$107	$14	$6,962

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2013						Total December 31, 2012
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2013—2008	$478	$592	$0	$0	$0	$1,070	$847
2007	467	42	0	0	4	513	552
2006	1,114	128	0	0	0	1,242	1,301
2005	976	25	0	0	0	1,001	1,091
2004 & Prior	191	23	0	5	2	221	238

Total commercial mortgage-backed securities(2)(3)	$3,226	$810	$0	$5	$6	$4,047	$4,029

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of March 31, 2013, are downgraded super senior securities with amortized cost of $153 million in AA.
(3)	Included in the table above, as of March 31, 2013, are agency commercial mortgage-backed securities with amortized cost of $634 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2013						Total December 31, 2012
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2013—2008	$483	$600	$0	$0	$0	$1,083	$869
2007	477	44	0	0	13	534	579
2006	1,164	134	0	0	0	1,298	1,375
2005	1,011	28	0	0	0	1,039	1,141
2004 & Prior	194	23	0	5	3	225	242

Total commercial mortgage-backed securities(2)	$3,329	$829	$0	$5	$16	$4,179	$4,206

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of March 31, 2013, are agency commercial mortgage-backed securities with fair value of $645 million, all rated AA.

The following table sets forth the amortized cost our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	March 31, 2013
	Super Senior AAA Structures				Other AAA
	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
Vintage
2013—2008	$478	$0	$0	$0	$0	$0	$0	$478
2007	467	0	0	0	0	0	0	467
2006	427	685	0	0	0	0	2	1,114
2005	473	503	0	0	0	0	0	976
2004 & Prior	39	14	0	0	113	25	0	191

Total	$1,884	$1,202	$0	$0	$113	$25	$2	$3,226

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	March 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$183,719	$19,601	$1,275	$202,045	$189,129	$16,564	$1,037	$204,656
2	43,452	3,995	561	46,886	42,424	3,688	656	45,456

Subtotal High or Highest Quality Securities(5)	227,171	23,596	1,836	248,931	231,553	20,252	1,693	250,112
3	6,112	390	146	6,356	6,086	301	233	6,154
4	1,864	171	73	1,962	1,982	133	129	1,986
5	618	43	51	610	650	27	74	603
6	146	49	14	181	186	39	17	208

Subtotal Other Securities(6)(7)	8,740	653	284	9,109	8,904	500	453	8,951

Total Fixed Maturities	$235,911	$24,249	$2,120	$258,040	$240,457	$20,752	$2,146	$259,063

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2013 and December 31, 2012, 60 securities with amortized cost of $906 million (fair value, $959 million) and 104 securities with amortized cost of $793 million (fair value, $847 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $354 million of gross unrealized gains and $46 million gross unrealized losses as of March 31, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(4)	As of March 31, 2013, includes gross unrealized losses of $237 million on public fixed maturities and $47 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $401 million on public fixed maturities and $52 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of March 31, 2013, includes $201,911 million of public fixed maturities and $25,260 million of private fixed maturities and, as of December 31, 2012, includes $206,966 million of public fixed maturities and $24,587 million of private fixed maturities.
(6)	On an amortized cost basis, as of March 31, 2013, includes $5,290 million of public fixed maturities and $3,450 million of private fixed maturities and, as of December 31, 2012, includes $5,416 million of public fixed maturities and $3,488 million of private fixed maturities.
(7)	On an amortized cost basis, as of March 31, 2013, securities considered below investment grade based on lowest of external rating agency ratings, total $11.0 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	March 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,877	$3,023	$105	$26,795	$23,197	$3,353	$114	$26,436
2	14,353	1,925	56	16,222	14,581	2,091	58	16,614

Subtotal High or Highest Quality Securities(3)	38,230	4,948	161	43,017	37,778	5,444	172	43,050
3	1,885	137	62	1,960	1,989	156	94	2,051
4	895	30	61	864	1,015	35	92	958
5	229	14	23	220	271	13	34	250
6	73	27	1	99	84	27	1	110

Subtotal Other Securities(4)(5)	3,082	208	147	3,143	3,359	231	221	3,369

Total Fixed Maturities	$41,312	$5,156	$308	$46,160	$41,137	$5,675	$393	$46,419

(1)	Includes, as of March 31, 2013 and December 31, 2012, 119 securities with amortized cost of $1,046 million (fair value, $1,104 million) and 51 securities with amortized cost of $885 million (fair value, $941 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of March 31, 2013, includes gross unrealized losses of $134 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $207 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of March 31, 2013, includes $24,495 million of public fixed maturities and $13,735 million of private fixed maturities and, as of December 31, 2012, includes $23,884 million of public fixed maturities and $13,894 million of private fixed maturities.
(4)	On an amortized cost basis, as of March 31, 2013, includes $1,361 public fixed maturities and $1,721 million of private fixed maturities and, as of December 31, 2012, includes $1,603 million of public fixed maturities and $1,756 million of private fixed maturities.
(5)	On an amortized cost basis, as of March 31, 2013, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.2 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

The majority of underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of five years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $2 million and $1 million for the three months ended March 31, 2013 and 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As of March 31, 2013 and December 31, 2012, the Financial Services Business had $375 million and $1,065 million of outstanding notional amounts, respectively, reported at fair value as an asset of $4 million and $2 million, respectively, where we have sold credit protection through credit derivatives. These amounts exclude a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

As of both March 31, 2013 and December 31, 2012, the Closed Block Business had $5 million of outstanding notional amounts, each reported at fair value as an asset of less than $1 million of exposure where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of March 31, 2013 and December 31, 2012, the Financial Services Businesses had $1,255 million and $1,370 million of outstanding notional amounts, reported at fair value as a liability of $29 million and $27 million, respectively. As of March 31, 2013 and December 31, 2012, the Closed Block Business had $296 million and $309 million of outstanding notional amounts, reported at fair value as a liability of $9 million and $8 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $8 million and $10 million for the three months ended March 31, 2013 and 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $59 million and $82 million for the three months ended March 31, 2013 and 2012, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2013 and 2012, were $8 million and $20 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $11 million and $30 million for the three months ended March 31, 2013 and 2012, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2013 and 2012, were $4 million and $19 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,126	$1,126	$938	$938
Fixed maturities:
Corporate securities	11,222	12,168	11,076	12,107
Commercial mortgage-backed securities	2,331	2,441	2,096	2,229
Residential mortgage-backed securities	1,884	1,932	1,965	2,026
Asset-backed securities	1,048	1,047	1,179	1,116
Foreign government bonds	631	668	683	708
U.S. government authorities and agencies and obligations of U.S. states	346	410	369	426

Total fixed maturities	17,462	18,666	17,368	18,612
Equity securities	857	1,098	943	1,040

Total trading account assets supporting insurance liabilities	$19,445	$20,890	$19,249	$20,590

As a percentage of amortized cost, 76% and 75% of the portfolio was publicly-traded as of March 31, 2013 and December 31, 2012, respectively. As of both March 31, 2013 and December 31, 2012, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2013, $1.796 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $69 million secured by “ALT-A” mortgages, represented the remaining $88 million of residential mortgage-backed securities, of which 31% have credit ratings of A or better and 69% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	March 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$1	$1	$0	$0
Fixed maturities	582	541	145	156	533	452	127	139
Equity securities(1)	841	904	108	122	933	973	123	136

Total other trading account assets	$1,424	$1,446	$253	$278	$1,467	$1,426	$250	$275

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $582 million of fixed maturities attributable to the Financial Services Businesses as of March 31, 2013, on an amortized cost basis, are $245 million of asset-backed securities, 70% of which have credit ratings of A or above, 16% have BBB credit ratings, and the remaining 14% have BB and below credit ratings. Included in the $145 million of fixed maturities attributable to the Closed Block Business as of March 31, 2013, on an amortized cost basis, are $11 million of asset-backed securities, all of which have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of both March 31, 2013 and December 31, 2012, we held approximately 9% of our general account investments in commercial mortgage and other loans. This percentage is net of a $240 million and $244 million allowance for losses as of March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$25,508	$9,743	$24,139	$9,666
Uncollateralized loans	1,690	24	1,833	0
Residential property loans	689	0	790	0
Other collateralized loans	39	0	47	0

Total commercial mortgage and other loans(1)	$27,926	$9,767	$26,809	$9,666

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $38 million and $45 million of collateralized consumer loans as of March 31, 2013 and December 31, 2012, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on the highest quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals have stabilized or are improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as commercial mortgage market spreads have tightened. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. While there is still some weakness in commercial real estate fundamentals that are dependent on employment recovery, delinquency rates on our commercial mortgage loans remain stable. For additional information see “—Realized Investment Gains and Losses” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	March 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,916	31.0%	$3,452	35.4%	$7,600	31.5%	$3,423	35.4%
South Atlantic	5,101	20.0	1,727	17.7	4,846	20.1	1,814	18.8
Middle Atlantic	3,671	14.4	2,013	20.7	3,706	15.3	2,050	21.2
East North Central	2,410	9.5	690	7.2	2,000	8.3	570	5.9
West South Central	2,514	9.9	799	8.2	2,220	9.2	730	7.6
Mountain	1,251	4.9	345	3.5	1,254	5.2	350	3.6
New England	712	2.8	322	3.3	638	2.6	323	3.3
West North Central	486	1.9	104	1.1	466	1.9	137	1.4
East South Central	316	1.2	141	1.4	305	1.3	142	1.5

Subtotal-U.S.	24,377	95.6	9,593	98.5	23,035	95.4	9,539	98.7
Asia	716	2.8	0	0.0	648	2.7	0	0.0
Other	415	1.6	150	1.5	456	1.9	127	1.3

Total commercial and agricultural mortgage loans	$25,508	100.0%	$9,743	100.0%	$24,139	100.0%	$9,666	100.0%

	March 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,030	23.6%	$1,724	17.7%	$5,832	24.1%	$1,804	18.7%
Retail	5,492	21.5	2,554	26.2	5,449	22.6	2,658	27.5
Office	4,891	19.2	2,496	25.6	4,459	18.5	2,363	24.4
Apartments/Multi-Family	4,365	17.1	1,208	12.4	3,879	16.1	1,159	12.0
Other	2,267	8.9	624	6.4	2,203	9.1	598	6.2
Agricultural properties	1,502	5.9	636	6.5	1,468	6.1	645	6.7
Hospitality	961	3.8	501	5.2	849	3.5	439	4.5

Total commercial and agricultural mortgage loans	$25,508	100.0%	$9,743	100.0%	$24,139	100.0%	$9,666	100.0%

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

As of March 31, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.14 times, and a weighted average loan-to-value ratio of 57%. As of March 31, 2013, approximately 97% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of March 31, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.02 times, and a weighted average loan-to-value ratio of 53%. As of March 31, 2013, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2013, the weighted average debt service coverage ratio was 2.93 times and the weighted average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.4 billion and $0.5 billion of such loans as of March 31, 2013 and December 31, 2012, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block

Business included approximately $0.1 billion of such loans as of both March 31, 2013 and December 31, 2012. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2013, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$12,095	$503	$155	$12,753
60%-69.99%	7,181	511	167	7,859
70%-79.99%	3,256	526	87	3,869
Greater than 80%	236	377	414	1,027

Total commercial and agricultural mortgage loans	$22,768	$1,917	$823	$25,508

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	March 31, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$5,340	$327	$39	$5,706
60%-69.99%	2,527	155	64	2,746
70%-79.99%	887	167	94	1,148
Greater than 80%	21	58	64	143

Total commercial and agricultural mortgage loans	$8,775	$707	$261	$9,743

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of March 31, 2013.

	March 31, 2013
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2013	$2,099	8.2%	$467	4.8%
2012	4,996	19.6	1,824	18.7
2011	4,907	19.2	1,436	14.7
2010	3,141	12.3	1,066	10.9
2009	1,135	4.5	396	4.1
2008	2,762	10.8	1,031	10.6
2007 & prior	6,468	25.4	3,523	36.2

Total commercial and agricultural mortgage loans	$25,508	100.0%	$9,743	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $27,926 million and $26,809 million as of March 31, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9,767 million and $9,666 million as of March 31, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, 100% and more than 99% of the assets were current as of March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$186	$58	$250	$60
Addition to/(release of) allowance for losses	4	(1)	(11)	(2)
Charge-offs, net of recoveries	0	(4)	(51)	0
Change in foreign exchange	(3)	0	(2)	0

Allowance, end of period	$187	$53	$186	$58

Loan specific reserve	38	4	41	7
Portfolio reserve	149	49	145	51

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

Equity Securities—Financial Services Businesses

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$20	$2	$0	$22	$15	$2	$0	$17
Mutual fund common stocks(1)	2,120	573	0	2,693	1,874	516	0	2,390
Other common stocks	1,930	678	8	2,600	2,392	274	42	2,624

Total equity securities(2)	$4,070	$1,253	$8	$5,315	$4,281	$792	$42	$5,031

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	March 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$9	$1	$0	$10	$10	$2	$0	$12
Mutual fund common stocks	14	6	0	20	0	0	0	0
Other common stocks	2,520	1,061	8	3,573	2,447	779	13	3,213

Total equity securities	$2,543	$1,068	$8	$3,603	$2,457	$781	$13	$3,225

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

Impairments of equity securities attributable to the Financial Services Businesses were $7 million and $48 million for the three months ended March 31, 2013 and 2012, respectively. Impairments of equity securities attributable to the Closed Block Business were $0 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$305	$480	$320	$504
Non-real estate-related	3,801	1,542	3,861	1,538
Real estate held through direct ownership(1)	1,595	2	1,602	0
Other(2)	728	150	882	(30)

Total other long-term investments	$6,429	$2,174	$6,665	$2,012

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

The following table sets forth the composition of the investments held outside the general account in other entities and operations, including the invested assets of our trading and asset management operations, as of the dates indicated. Assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

	March 31, 2013	December 31, 2012
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$275	$272
Private, available-for-sale, at fair value	93	93
Other trading account assets, at fair value(1)	5,138	4,627
Equity securities, available-for-sale, at fair value	0	21
Commercial mortgage and other loans, at book value(2)	1,005	502
Other long-term investments	1,260	1,351
Short-term investments	74	62

Total investments	$7,845	$6,928

(1)	Includes trading positions held by our derivatives trading operations used in a non-dealer capacity to manage interest rate, currency, credit and equity exposures.
(2)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

Commercial Mortgage and Other Loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac. The increase in commercial mortgage and other loans from December 31, 2012 to March 31, 2013 primarily reflects loan originations for which we have pre-arranged to sell the loans to government sponsored entities.

We also carry shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower. The following table sets forth information regarding the interim loan portfolio held outside the general account in other entities and operations as of the dates indicated.

	March 31, 2013	December 31, 2012
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$176	$239
Allowance for credit or valuation-related losses	$10	$14
Weighted average loan-to-value ratio(1)	86%	91%
Weighted average debt service coverage ratio(1)	1.20	1.25

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of March 31, 2013, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Dodd-Frank Act may result in the imposition on us of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. We are currently under consideration by the Council for a proposed determination that we should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. For information regarding the potential impact of the Dodd-Frank Act, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, we took the following significant actions that impacted our liquidity and capital position:

•	We issued an aggregate of $1.2 billion of junior subordinated debt in public offerings, while $1.1 billion of senior notes matured;

•	We declared a shareholder dividend of $188 million for the first quarter of 2013; and

•	We made an investment in our Individual Life business through our acquisition of the Hartford Life Business.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and outstanding capital debt, including junior subordinated debt, of the Financial Services Businesses. As shown in the table below, as of March 31, 2013 the Financial Services Businesses had $37.2 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2013	December 31, 2012
	(in millions)
Attributed Equity(1)	$26,265	$27,088
Junior subordinated debt (i.e. hybrid securities)	5,804	4,594
Other capital debt	5,152	6,049

Total capital	$37,221	$37,731

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

We manage Prudential Insurance, Prudential of Japan, Gibraltar Life, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the Risk-Based Capital, or RBC, ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the Solvency Margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of December 31, 2012(1):

Prudential Insurance	456%
Prudential Annuities Life Assurance Corporation	421%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities but is available to the public.

The table below presents the solvency margins of our most significant international insurance subsidiaries as of December 31, 2012:

Prudential of Japan	843%
Gibraltar Life consolidated(1)	830%

(1)	Reflects the merger of the acquired Star and Edison entities with Gibraltar Life, which became effective January 1, 2012, and includes Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.

All of our domestic and international insurance subsidiaries have capital levels that exceed the minimum level required by applicable insurance regulations.

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

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, our captives are capitalized to a level consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations. Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results, liquidity and capital position may be adversely affected. For further information on our specific uses of captive reinsurance companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Shareholder Distributions

In June 2012, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2012 through June 30, 2013. As of March 31, 2013, 2.7 million shares of our Common Stock were repurchased under this authorization for a total cost of $150 million. The timing and amount of any future share repurchases will be determined by management based on market conditions and other considerations, including increased capital needs of our businesses due to opportunities for growth and acquisitions, such as our recent acquisition of The Hartford’s Individual Life Insurance Business.

On February 12, 2013, Prudential Financial declared a Common Stock dividend for the first quarter of 2013 of $0.40 per share of Common Stock, or $188 million in the aggregate, in accordance with our move to a quarterly Common Stock dividend schedule in 2013.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of $1.2 billion is targeted to ensure adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Finance Committee of the Board of Directors.

To mitigate the risk of having limited or no access to financing due to stressed market conditions, we aim to prefund capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. Short term financing, such as commercial paper, is used to fund short term needs only. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. Liquidity risk is further mitigated by our access to the alternative sources of liquidity discussed below.

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

As of March 31, 2013, Prudential Financial had cash and short-term investments of $6,880 million, a decrease of $1,683 million from December 31, 2012. Included in the cash and short-term investments of Prudential Financial is $2,064 million held in an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments for the period indicated.

March 31, 2013
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$260
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,183
Net income tax receipts(2)	272
Proceeds from short-term debt, net of repayments	120
Proceeds from stock-based compensation and exercise of stock options	106
Other, net	17

Total sources	1,958

Uses:
Net payments under intercompany loan agreements(3)	1,386
Maturities of long term senior debt	1,090
Capital contributions to subsidiaries(4)	758
Common Stock dividends(5)	206
Interest paid on external debt	196
Class B Stock dividends	5

Total uses	3,641

Net decrease in cash and short-term investments	$1,683

(1)	Includes dividends and/or returns of capital of $146 million from international subsidiaries, $107 million from asset management subsidiaries and $7 million from other subsidiaries.
(2)	Primarily includes tax settlements pursuant to the tax allocation agreement between Prudential Financial and its subsidiaries, net of estimated tax payments to the Internal Revenue Service.
(3)	Includes a decrease in net borrowings by Prudential Financial of $1,072 million in our intercompany liquidity account, as well as net borrowings of $319 million by asset management subsidiaries.

(4)	Includes capital contributions of $712 million to Prudential Insurance, of which $615 million was paid to The Hartford in connection with our acquisition of its life insurance business, $25 million to asset management subsidiaries, $10 million to international insurance subsidiaries, $9 million to Pruco Reinsurance and $2 million to other subsidiaries.
(5)	Includes cash payments made on dividends declared in prior periods.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our domestic and international insurance companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates. In addition, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for details on specific dividend restrictions.

Liquidity of Insurance Subsidiaries

There have been no material changes to the liquidity position of our domestic and international insurance subsidiaries since December 31, 2012. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

The principal sources of cash for our insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

We manage the liquidity of our insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity within each of our insurance subsidiaries is provided by a variety of sources, including portfolios of liquid assets. The investment portfolios of our subsidiaries are integral to the overall liquidity of our insurance operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities.

The following table sets forth the fair value of our domestic insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2013
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$4.8	$1.2	$0.5	$6.5	$7.4
Fixed maturity investments:
High or highest quality	129.5	18.9	9.9	158.3	158.6
Other than high or highest quality	7.9	1.3	0.6	9.8	10.0

Subtotal	137.4	20.2	10.5	168.1	168.6
Public equity securities	3.9	0.0	0.0	3.9	3.6

Total	$146.1	$21.4	$11.0	$178.5	$179.6

(1)	Includes PALAC and Pruco Life insurance companies.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2013
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$1.0	$3.1	$0.2	$4.3	$5.2
Fixed maturity investments:
High or highest quality(3)	28.7	89.3	11.6	129.6	134.9
Other than high or highest quality	0.4	2.0	0.1	2.5	2.5

Subtotal	29.1	91.3	11.7	132.1	137.4
Public equity securities	1.4	2.2	0.4	4.0	3.8

Total(4)	$31.5	$96.6	$12.3	$140.4	$146.4

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $129.6 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of March 31, 2013, $92.6 billion, or 71%, were invested in government or government agency bonds.
(4)	The decline in liquid assets from December 31, 2012 was driven by depreciation of the yen relative to the U.S. dollar, partly offset by business growth.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a domestic captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables us to execute our living benefit hedging program primarily within one legal entity, Pruco Re. As part of the living benefit hedging program, we enter into a range of exchange-traded and over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rate and equity market exposures. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to sufficient liquidity to support these hedging activities, including to meet payments for periodic settlements, purchases, maturities, terminations and breakage. The liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and affiliates.

Additionally, for certain of our domestic insurance companies to claim statutory reinsurance reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligations under the reinsurance arrangement. We satisfy this requirement today by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the relevant insurance regulators. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets, interest rates, actuarial assumptions and other factors. Higher reinsurance reserve credit requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reserve credit requirements would allow assets to be removed from the statutory reserve credit trusts. As of March 31, 2013, for the applicable domestic insurance entities, the statutory reserve credit trusts required collateral of $1.9 billion, a decrease of $0.3 billion from December 31, 2012. The decrease was primarily driven by favorable equity markets, partially offset by a decline in long term interest rates.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The Company’s collateral position depends on changes in interest rates and equity markets related to the notional amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. As of March 31, 2013, these derivatives were in a net receive position, for which $3.4 billion of collateral was posted to the Company by the external counterparties.

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

The internal-only hedges are between a subsidiary of Prudential Financial and certain of our yen-based entities and serve to hedge a portion of the value of U.S. dollar-denominated investments held on the books of these yen-based entities. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on the value of our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, however, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2013, Prudential Financial received $450 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of March 31, 2013, the market value of the internal hedges was an asset of $305 million due from the yen-based subsidiaries. Absent any changes in forward exchange rates from those expected as of March 31, 2013, the $305 million internal hedge asset represents the present value of the net cash flows to Prudential Financial from these entities over the life of the hedging instruments, up to 30 years. A significant yen depreciation over an extended period of time could result in net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge foreign currency-denominated future income of our foreign subsidiaries and equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2013, the Company paid $79 million for these international insurance-related external hedge settlements. As of March 31, 2013, the net asset related to these external foreign currency hedges was $546 million. A significant depreciation in the yen and other foreign currencies could result in net cash inflows to the Company while a significant appreciation in the yen and other foreign currencies could result in net cash outflows from the Company.

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

The principal sources of liquidity for our strategic investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding, LLC and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our asset management operations since December 31, 2012.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the following alternative sources of liquidity:

•	Asset-based financing, as discussed further below.

•

Membership in the Federal Home Loan Banks, which provide Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of March 31, 2013, Prudential Insurance had an estimated maximum borrowing capacity of $6.6 billion, of which $2.3 billion was outstanding. PRIAC had an estimated maximum borrowing capacity of $2.2 billion with no advances outstanding. As of March 31, 2013, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $3.3 billion and $1.9 billion, respectively.

•

Commercial paper programs maintained at Prudential Financial and Prudential Funding, LLC, a wholly-owned subsidiary of Prudential Insurance, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $233 million and $731 million, respectively, were outstanding as of March 31, 2013.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2 billion facility expiring in December 2016 that has Prudential Financial as borrower and a $1.75 billion facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of March 31, 2013 or as of the date of this filing.

For further information on our Federal Home Loan Bank memberships, commercial paper programs and credit facilities, see Note 9 to our Unaudited Interim Consolidated Financial Statements.

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

	March 31, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,679	$3,023	$6,702	$3,436	$2,382	$5,818
Cash collateral for loaned securities	2,375	1,015	3,390	2,864	1,077	3,941
Securities sold but not yet purchased	182	0	182	0	0	0

Total(1)	$6,236	$4,038	$10,274	$6,300	$3,459	$9,759

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$4,408	$2,090	$6,498	$4,536	$1,566	$6,102
Weighted average maturity, in days(2)	24	61		25	67

(1)	The daily weighted average outstanding for the three months ended March 31, 2013 was $6,560 million for the Financial Services Businesses and $3,748 million for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

The $515 million increase in the outstanding liabilities under these programs was driven by attractive financing and investment opportunities.

As of March 31, 2013, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $81.4 billion, of which $9.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2013, we believe approximately $23.6 billion of the remaining eligible assets are readily lendable, of which approximately $16.5 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

In addition, as of March 31, 2013, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $1,213 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of March 31, 2013, total short- and long-term debt of the Company on a consolidated basis was $27.7 billion, an increase of $0.5 billion from December 31, 2012. The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	March 31, 2013			December 31, 2012
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$233	$731	$964	$113	$359	$472
Current portion of long-term debt and other (1)(2)	639	550	1,189	1,734	203	1,937

Subtotal	872	1,281	2,153	1,847	562	2,409

General obligation long-term debt:
Senior debt(2)(3)	12,391	1,478	13,869	12,404	1,916	14,320
Junior subordinated debt	5,804	0	5,804	4,594	0	4,594
Surplus notes(4)	0	4,140	4,140	0	4,140	4,140

Subtotal	18,195	5,618	23,813	16,998	6,056	23,054

Total general obligations	19,067	6,899	25,966	18,845	6,618	25,463

Limited recourse borrowing(5):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,675	1,675	0	1,675	1,675

Total limited recourse borrowings	0	1,750	1,750	0	1,750	1,750

Total borrowings	$19,067	$8,649	$27,716	$18,845	$8,368	$27,213

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both March 31, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(2)	Does not include $1,774 million and $1,780 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2013 and December 31, 2012, respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both March 31, 2013 and December 31, 2012. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form-10K.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both March 31, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(4)	Amounts are net of assets under set-off arrangements of $1,000 million, as of both March 31, 2013 and December 31, 2012.
(5)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2012 Annual Report on Form 10-K for additional information.

As of March 31, 2013 and December 31, 2012, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Prudential Financial borrowings of $19.1 billion increased $0.2 billion from December 31, 2012 driven by the issuance of $1.2 billion of junior subordinated debt, the proceeds from which are intended to be used for general corporate purposes and to redeem the $920 million 9.0% Junior Subordinated Notes due 2068 on or after the optional redemption date in June 2013, offset by $1.1 billion of maturities of medium-term notes. In addition, in April 2013, we repaid $430 million of senior debt through optional redemptions of retail notes.

Borrowings of our subsidiaries of $8.6 billion increased $0.3 billion from December 31, 2012 due primarily to an increase in commercial paper issued by Prudential Funding, LLC.

As we continue to underwrite term and universal life business, including as part of our recent acquisition of the Hartford Life Business, we expect to have additional borrowing needs to finance non-economic statutory reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources available to meet our financing needs under Regulation XXX into 2014. Based on the increased level of guaranteed universal life sales, we may need to source additional AXXX financing in 2013.

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

	A.M. Best(1)	S&P(2)		Moody’s(3)		Fitch(4)
Last review date	6/12/2012	7/26/2012		7/24/2012		12/6/2012
Current outlook	Stable	Stable	(5)	Positive		Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-		A2		A+
Pruco Life Insurance Company	A+	AA-		A2		A+
Pruco Life Insurance Company of New Jersey	A+	AA-		NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-		NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-		A2		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-		NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-		NR		NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd.	NR	AA-		NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1		P-2		F2
Long-term senior debt	a-	A		Baa2		BBB+
Junior subordinated long-term debt	bbb	BBB+		Baa3		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A		Baa1		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+		P-2		F1
Long-term senior debt	a+	AA-		A3		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-		A2		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “S (Suspended).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “C (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

The ratings set forth above reflect current opinions of each rating agency. Each rating should be evaluated independently of any other rating. These ratings are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. These ratings are reviewed periodically and may be changed at any time by the rating agencies. As a result, we cannot assure stakeholders that we will maintain our current ratings in the future.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook. Moody’s has the U.S. life insurance industry on negative outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Moody’s has all of the Company’s ratings on positive outlook; A.M. Best and Fitch have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2013 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $24 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $12 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product. There have been no material changes in our market risk exposures from December 31, 2012, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2012, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK	FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2013, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2013 through January 31, 2013	617	$57.69	—
February 1, 2013 through February 28, 2013	538,866	$57.52	—
March 1, 2013 through March 31, 2013	3,299	$60.41	—

Total	542,782	$57.54	—	$850,000,000

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013.

ITEM 6.	EXHIBITS

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Prudential Financial, Inc.

By:	/s/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 3, 2013

EXHIBIT INDEX

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.