Form 10-Q
period 2013-06-30
PRUDENTIAL FINANCIAL INC
filed 2013-08-08
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 463 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our businesses and investment in our securities.

ii

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2013 and December 31, 2012 (in millions, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013-$267,306; 2012- $277,654)(1)	$286,107	$301,336
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2013-$3,769; 2012-$4,511)(1)	3,562	4,268
Trading account assets supporting insurance liabilities, at fair value(1)	20,658	20,590
Other trading account assets, at fair value(1)	6,083	6,328
Equity securities, available-for-sale, at fair value (cost: 2013-$6,532; 2012-$6,759)	8,754	8,277
Commercial mortgage and other loans (includes $303 and $162 measured at fair value under the fair value option at June 30, 2013 and December 31, 2012, respectively)(1)	38,069	36,733
Policy loans	11,740	11,575
Other long-term investments (includes $497 and $465 measured at fair value under the fair value option at June 30, 2013 and December 31, 2012, respectively)(1)	9,949	10,028
Short-term investments	8,075	6,447

Total investments	392,997	405,582
Cash and cash equivalents(1)	13,045	18,100
Accrued investment income(1)	3,113	3,127
Deferred policy acquisition costs	14,968	14,100
Value of business acquired	3,846	3,248
Other assets(1)	13,592	11,887
Separate account assets	264,054	253,254

TOTAL ASSETS	$705,615	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$204,190	$216,050
Policyholders’ account balances(1)	136,607	134,413
Policyholders’ dividends	5,630	7,507
Securities sold under agreements to repurchase	6,947	5,818
Cash collateral for loaned securities	5,707	3,941
Income taxes	5,106	8,551
Short-term debt	2,620	2,484
Long-term debt	23,642	24,729
Other liabilities(1)	13,057	11,683
Notes issued by consolidated variable interest entities (includes $2,055 and $1,406 measured at fair value under the fair value option at June 30, 2013 and December 31, 2012, respectively)(1)	2,147	1,577
Separate account liabilities	264,054	253,254

Total liabilities	669,707	670,007

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,307 and 660,111,307 shares issued at June 30, 2013 and December 31, 2012, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	0	0
Additional paid-in capital	24,383	24,380
Common Stock held in treasury, at cost (197,155,559 and 197,077,940 shares at June 30, 2013 and December 31, 2012, respectively)	(12,176)	(12,163)
Accumulated other comprehensive income (loss)	8,449	10,214
Retained earnings	14,486	16,138

Total Prudential Financial, Inc. equity	35,148	38,575

Noncontrolling interests	760	716

Total equity	35,908	39,291

TOTAL LIABILITIES AND EQUITY	$705,615	$709,298

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Premiums	$6,922	$7,556	$14,006	$14,329
Policy charges and fee income	1,375	1,062	2,731	2,111
Net investment income	3,711	3,358	7,349	6,678
Asset management fees and other income	(940)	2,397	(2,110)	2,262
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(180)	(346)	(488)	(919)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	147	253	385	714
Other realized investment gains (losses), net	(991)	1,856	(1,644)	584

Total realized investment gains (losses), net	(1,024)	1,763	(1,747)	379

Total revenues	10,044	16,136	20,229	25,759

BENEFITS AND EXPENSES
Policyholders’ benefits	7,024	7,427	14,243	13,870
Interest credited to policyholders’ account balances	394	1,247	1,444	2,213
Dividends to policyholders	445	604	1,005	1,046
Amortization of deferred policy acquisition costs	220	1,237	438	1,012
General and administrative expenses	2,727	2,652	5,410	5,412

Total benefits and expenses	10,810	13,167	22,540	23,553

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(766)	2,969	(2,311)	2,206

Income tax expense (benefit)	(273)	743	(1,104)	922

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(493)	2,226	(1,207)	1,284
Equity in earnings of operating joint ventures, net of taxes	5	6	54	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	(488)	2,232	(1,153)	1,297
Income from discontinued operations, net of taxes	2	7	3	14

NET INCOME (LOSS)	(486)	2,239	(1,150)	1,311
Less: Income attributable to noncontrolling interests	35	15	77	26

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$(521)	$2,224	$(1,227)	$1,285

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.14)	$4.74	$(2.69)	$2.69
Income from discontinued operations, net of taxes	0.01	0.01	0.01	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$(1.13)	$4.75	$(2.68)	$2.72

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.14)	$4.67	$(2.69)	$2.66
Income from discontinued operations, net of taxes	0.01	0.02	0.01	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$(1.13)	$4.69	$(2.68)	$2.69

Dividends declared per share of Common Stock	$0.40		$0.80

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$1.00	$(6.00)	$6.50	$0.50
Income (loss) from discontinued operations, net of taxes	0.00	(0.50)	0.00	(0.50)

Net income (loss) attributable to Prudential Financial, Inc.	$1.00	$(6.50)	$6.50	$0.00

Dividends declared per share of Class B Stock	$2.41		$4.82

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$(486)	$2,239	$(1,150)	$1,311
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments for the period	(504)	276	(1,406)	97
Reclassification adjustment for amounts included in net income (loss)	(1)	0	0	0

Total	(505)	276	(1,406)	97

Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(5,080)	1,278	(628)	4,169
Reclassification adjustment for (gains) losses included in net income (loss)	(350)	56	(524)	149

Total	(5,430)	1,334	(1,152)	4,318

Defined benefit pension and postretirement unrecognized net periodic benefit:
Impact of foreign currency changes and other	11	0	30	14
Amortization included in net income (loss)	32	25	63	50

Total	43	25	93	64

Other comprehensive income (loss), before tax	(5,892)	1,635	(2,465)	4,479
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(132)	93	(401)	59
Net unrealized investment gains (losses)	(1,816)	437	(342)	1,520
Defined benefit pension and postretirement unrecognized net periodic benefit	15	14	33	15

Total	(1,933)	544	(710)	1,594
Other comprehensive income (loss), net of taxes	(3,959)	1,091	(1,755)	2,885

Comprehensive income (loss)	(4,445)	3,330	(2,905)	4,196
Less:Comprehensive income (loss) attributable to noncontrolling interests	45	52	87	59

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(4,490)	$3,278	$(2,992)	$4,137

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Six Months Ended June 30, 2013 and 2012 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$6	$24,380	$16,138	$(12,163)	$10,214	$38,575	$716	$39,291
Common Stock acquired				(250)		(250)	0	(250)
Contributions from noncontrolling interests						0	1	1
Distributions to noncontrolling interests						0	(72)	(72)
Consolidations/deconsolidations of noncontrolling interests						0	28	28
Stock-based compensation programs		3	(39)	237		201		201
Dividends declared on Common Stock			(376)			(376)	0	(376)
Dividends declared on Class B Stock			(10)			(10)	0	(10)
Comprehensive income:
Net income			(1,227)			(1,227)	77	(1,150)
Other comprehensive income, net of tax					(1,765)	(1,765)	10	(1,755)

Total comprehensive income (loss)						(2,992)	87	(2,905)

Balance, June 30, 2013	$6	$24,383	$14,486	$(12,176)	$8,449	$35,148	$760	$35,908

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$6	$24,293	$16,629	$(11,920)	$5,245	$34,253	$588	$34,841
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests						0	2	2
Distributions to noncontrolling interests						0	(40)	(40)
Consolidations/deconsolidations of noncontrolling interests						0	0	0
Stock-based compensation programs		25	(163)	303		165		165
Dividends declared on Common Stock						0		0
Dividends declared on Class B Stock						0		0
Comprehensive income:
Net income			1,285			1,285	26	1,311
Other comprehensive income, net of tax					2,852	2,852	33	2,885

Total comprehensive income						4,137	59	4,196

Balance, June 30, 2012	$6	$24,318	$17,751	$(12,117)	$8,097	$38,055	$609	$38,664

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012 (in millions)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,150)	$1,311
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,747	(379)
Policy charges and fee income	(856)	(657)
Interest credited to policyholders’ account balances	1,444	2,213
Depreciation and amortization	161	203
Gains on trading account assets supporting insurance liabilities, net	378	(238)
Change in:
Deferred policy acquisition costs	(1,131)	(734)
Future policy benefits and other insurance liabilities	4,774	5,631
Other trading account assets	(39)	(10)
Income taxes	(2,681)	335
Other, net	(261)	(1,639)

Cash flows from operating activities	2,386	6,036

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	26,806	20,116
Fixed maturities, held-to-maturity	275	247
Trading account assets supporting insurance liabilities and other trading account assets	12,639	7,336
Equity securities, available-for-sale	2,082	2,100
Commercial mortgage and other loans	2,737	2,037
Policy loans	1,176	1,169
Other long-term investments	805	882
Short-term investments	21,896	14,858
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(30,252)	(26,266)
Fixed maturities, held-to-maturity	(37)	0
Trading account assets supporting insurance liabilities and other trading account assets	(14,019)	(7,140)
Equity securities, available-for-sale	(1,982)	(1,816)
Commercial mortgage and other loans	(3,753)	(3,419)
Policy loans	(905)	(912)
Other long-term investments	(1,522)	(939)
Short-term investments	(23,090)	(13,944)
Acquisition of business, net of cash acquired.	(488)	0
Other, net	(221)	182

Cash flows used in investing activities	(7,853)	(5,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	12,245	11,479
Policyholders’ account withdrawals	(12,957)	(12,389)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,914	2,058
Cash dividends paid on Common Stock	(397)	(50)
Cash dividends paid on Class B Stock	(10)	0
Net change in financing arrangements (maturities 90 days or less)	496	(211)
Common Stock acquired	(237)	(500)
Common Stock reissued for exercise of stock options	116	94
Proceeds from the issuance of debt (maturities longer than 90 days)	1,443	1,311
Repayments of debt (maturities longer than 90 days)	(2,848)	(602)
Excess tax benefits from share-based payment arrangements	13	51
Change in bank deposits	0	(1,730)
Other, net	487	(5)

Cash flows from (used in) financing activities	1,265	(494)

Effect of foreign exchange rate changes on cash balances	(853)	(42)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,055)	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,100	14,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,045	$14,242

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$102	$206

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made including adjustments described below under “Out of Period Adjustments.” Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of June 30, 2013, include the assets and liabilities of Gibraltar Life as of May 31, 2013 and the results of operations for Gibraltar Life for the three and six months ended May 31, 2013.

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

Out of Period Adjustments

In the second quarter of 2012, the Company recorded two out of period adjustments resulting in a decrease of $122 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three and six months ended June 30, 2012. These adjustments were related to a decline in the value of a real estate-related investment and an increase in reserves for estimated payments to deceased policy and contract holders. For additional information regarding these out of period adjustments, see Notes 1 and 24 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 14.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The acquisition increases the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

The assets and liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. Total assets assumed were $11.3 billion, which includes $1.3 billion of value of business acquired and $0.1 billion of cash and total liabilities assumed were $10.7 billion. There is no goodwill, including tax deductible goodwill associated with the acquisition.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Sale of Wealth Management Solutions Business

In April 2013, the Company signed a definitive agreement to sell its wealth management solutions business to Envestnet Inc. The transaction, which does not have a material impact to the Company’s financial results, closed on July 1, 2013. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. See Note 11 for additional information.

Discontinued Operations

Income (loss) from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Real estate investments sold or held for sale(1)	$2	$12	$2	$22
Global commodities business	0	0	2	0

Income from discontinued operations before income taxes	2	12	4	22
Income tax expense	0	5	1	8

Income from discontinued operations, net of taxes	$2	$7	$3	$14

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Total assets	$33	$13
Total liabilities	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,190	$2,851	$106	$14,935	$0
Obligations of U.S. states and their political subdivisions	3,367	359	113	3,613	0
Foreign government bonds	72,511	6,484	183	78,812	1
Corporate securities	148,214	12,915	3,922	157,207	(4)
Asset-backed securities(1)	11,075	235	409	10,901	(840)
Commercial mortgage-backed securities	12,513	524	179	12,858	4
Residential mortgage-backed securities(2)	7,436	416	71	7,781	(11)

Total fixed maturities, available-for-sale	$267,306	$23,784	$4,983	$286,107	$(850)

Equity securities, available-for-sale	$6,532	$2,263	$41	$8,754

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$994	$106	$0	$1,100	$0
Corporate securities(4)	908	31	36	903	0
Asset-backed securities(1)	760	42	1	801	0
Commercial mortgage-backed securities	253	30	0	283	0
Residential mortgage-backed securities(2)	647	35	0	682	0

Total fixed maturities, held-to-maturity(4)	$3,562	$244	$37	$3,769	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI which were not included in earnings. Amount excludes $902 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,750 million (fair value, $1,796 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,973	$3,448	$35	$17,386	$0
Obligations of U.S. states and their political subdivisions	2,952	505	5	3,452	0
Foreign government bonds	81,578	6,778	66	88,290	1
Corporate securities	146,924	13,996	1,589	159,331	(2)
Asset-backed securities(1)	11,846	221	731	11,336	(964)
Commercial mortgage-backed securities	11,228	726	17	11,937	5
Residential mortgage-backed securities(2)	9,153	484	33	9,604	(11)

Total fixed maturities, available-for-sale	$277,654	$26,158	$2,476	$301,336	$(971)

Equity securities, available-for-sale	$6,759	$1,573	$55	$8,277

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,142	$108	$0	$1,250	$0
Corporate securities(4)	1,065	37	67	1,035	0
Asset-backed securities(1)	1,001	66	0	1,067	0
Commercial mortgage-backed securities	302	49	0	351	0
Residential mortgage-backed securities(2)	758	50	0	808	0

Total fixed maturities, held-to-maturity(4)	$4,268	$310	$67	$4,511	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $778 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2013, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$12,783	$13,420	$0	$0
Due after one year through five years	47,274	51,613	58	59
Due after five years through ten years	56,713	61,766	310	316
Due after ten years(1)	119,512	127,768	1,534	1,628
Asset-backed securities	11,075	10,901	760	801
Commercial mortgage-backed securities	12,513	12,858	253	283
Residential mortgage-backed securities	7,436	7,781	647	682

Total	$267,306	$286,107	$3,562	$3,769

(1)	Excludes notes with amortized cost of $1,750 million (fair value, $1,796 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$8,139	$3,795	$14,634	$9,458
Proceeds from maturities/repayments	6,705	5,296	12,444	10,285
Gross investment gains from sales, prepayments, and maturities	413	141	642	268
Gross investment losses from sales and maturities	(88)	(80)	(194)	(158)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	148	124	273	247
Equity securities, available-for-sale
Proceeds from sales	$1,137	$1,068	$2,185	$2,150
Gross investment gains from sales	124	92	231	214
Gross investment losses from sales	(29)	(75)	(52)	(161)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(33)	$(93)	$(103)	$(205)
Writedowns for impairments on equity securities	(1)	(41)	(8)	(90)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Balance, beginning of period	$1,089	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(53)	(150)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairment recognized in the current period on securities not previously impaired	7	8
Additional credit loss impairments recognized in the current period on securities previously impaired	27	39
Increases due to the passage of time on previously recorded credit losses	14	26
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(9)

Balance, end of period	$1,080	$1,080

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Balance, beginning of period	$1,465	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(67)	(85)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(59)
Credit loss impairment recognized in the current period on securities not previously impaired	6	30
Additional credit loss impairments recognized in the current period on securities previously impaired	21	58
Increases due to the passage of time on previously recorded credit losses	16	29
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(15)

Balance, end of period	$1,433	$1,433

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,281	$1,281	$938	$938
Fixed maturities:
Corporate securities	11,493	12,013	11,076	12,107
Commercial mortgage-backed securities	2,439	2,481	2,096	2,229
Residential mortgage-backed securities(1)	1,761	1,756	1,965	2,026
Asset-backed securities(2)	1,075	1,086	1,179	1,116
Foreign government bonds	594	611	683	708
U.S. government authorities and agencies and obligations of U.S. states	342	383	369	426

Total fixed maturities	17,704	18,330	17,368	18,612
Equity securities	825	1,047	943	1,040

Total trading account assets supporting insurance liabilities	$19,810	$20,658	$19,249	$20,590

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income”, was ($596) million and $17 million during the three months ended June 30, 2013 and 2012, respectively, and ($493) million and $280 million during the six months ended June 30, 2013 and 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$56	$58	$42	$42
Fixed maturities	3,241	3,240	2,196	2,132
Equity securities	1,065	1,161	1,363	1,437
Other	3	6	3	6

Subtotal	4,365	4,465	3,604	3,617

Derivative instruments		1,618		2,711

Total other trading account assets	$4,365	$6,083	$3,604	$6,328

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $13 million and ($49) million during the three months ended June 30, 2013 and 2012, respectively, and $87 million and $88 million during the six months ended June 30, 2013 and 2012, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both June 30, 2013 and December 31, 2012, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$58,135	$62,410	$66,590	$70,997
Fixed maturities, held-to-maturity	971	1,077	1,118	1,223
Trading account assets supporting insurance liabilities	453	459	513	524
Other trading account assets	36	36	39	40
Short-term investments	0	0	0	0
Cash equivalents	367	367	1,637	1,637

Total	$59,962	$64,349	$69,897	$74,421

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$5,794	$6,527	$5,837	$6,883
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	61	60	62	63
Other trading account assets	2	2	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$5,857	$6,589	$5,901	$6,948

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$7,533	20.9%	$6,890	20.1%
Retail	8,045	22.3	8,190	23.9
Apartments/Multi-Family	6,453	17.9	5,235	15.3
Industrial	7,517	20.8	7,636	22.3
Hospitality	1,610	4.5	1,322	3.9
Other	2,758	7.6	2,841	8.3

Total commercial mortgage loans	33,916	94.0	32,114	93.8
Agricultural property loans	2,152	6.0	2,122	6.2

Total commercial and agricultural mortgage loans by property type	36,068	100.0%	34,236	100.0%

Valuation allowance	(219)		(229)

Total net commercial and agricultural mortgage loans by property type	35,849		34,007

Other loans
Uncollateralized loans	1,512		1,836
Residential property loans	619		790
Other collateralized loans	115		140

Total other loans	2,246		2,766
Valuation allowance	(26)		(40)

Total net other loans	2,220		2,726

Total commercial mortgage and other loans(1)	$38,069		$36,733

(1)	Includes loans held at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (10%), and Texas (8%) at June 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	5	0	(2)	(8)	2	(3)
Charge-offs, net of recoveries	(15)	0	0	0	0	(15)
Change in foreign exchange	0	0	(2)	0	(4)	(6)

Total ending balance	$199	$20	$7	$4	$15	$245

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(20)	1	(4)	(6)	(2)	(31)
Charge-offs, net of recoveries	(65)	0	0	0	0	(65)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total ending balance	$209	$20	$11	$12	$17	$269

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$35	$12	$0	$4	$0	$51
Ending balance: collectively evaluated for impairment	164	8	7	0	15	194
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$199	$20	$7	$4	$15	$245

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$960	$51	$0	$82	$2	$1,095
Ending balance gross of reserves: collectively evaluated for impairment	32,956	2,101	619	33	1,510	37,219
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$33,916	$2,152	$619	$115	$1,512	$38,314

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$49	$12	$0	$12	$0	$73
Ending balance: collectively evaluated for impairment	160	8	11	0	17	196
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$209	$20	$11	$12	$17	$269

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,011	$49	$0	$93	$3	$1,156
Ending balance gross of reserves: collectively evaluated for impairment	31,103	2,073	790	47	1,833	35,846
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$32,114	$2,122	$790	$140	$1,836	$37,002

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	June 30, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$67	$67	$0	$31	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$67	$69	$0	$31	$2

With an allowance recorded:
Commercial mortgage loans	$121	$121	$35	$152	$1
Agricultural property loans	18	18	12	18	0
Residential property loans	0	0	0	0	0
Other collateralized loans	6	6	3	10	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$145	$145	$50	$180	$4

Total:
Commercial mortgage loans	$188	$188	$35	$183	$3
Agricultural property loans	18	18	12	18	0
Residential property loans	0	0	0	0	0
Other collateralized loans	6	6	3	10	3
Uncollateralized loans	0	2	0	0	0

Total	$212	$214	$50	$211	$6

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$27	$166	$0	$54	$4
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	4	0

Total with no related allowance	$27	$168	$0	$58	$4

With an allowance recorded:
Commercial mortgage loans	$185	$185	$50	$351	$8
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$219	$219	$73	$386	$8

Total:
Commercial mortgage loans(4)	$212	$351	$50	$405	$12
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	2	0	4	0

Total	$246	$387	$73	$444	$12

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2013 and December 31, 2012 was $282 million and $114 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of June 30, 2013 and December 31, 2012, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the credit quality indicators as of June 30, 2013, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—June 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$16,341	$696	$224	$17,261
60%-69.99%	9,502	442	265	10,209
70%-79.99%	4,484	728	180	5,392
Greater than 80%	190	322	542	1,054

Total commercial mortgage loans	$30,517	$2,188	$1,211	$33,916

Agricultural property loans

	Debt Service Coverage Ratio—June 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$1,676	$174	$44	$1,894
60%-69.99%	212	0	0	212
70%-79.99%	0	0	0	0
Greater than 80%	0	0	46	46

Total agricultural property loans	$1,888	$174	$90	$2,152

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—June 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$18,017	$870	$268	$19,155
60%-69.99%	9,714	442	265	10,421
70%-79.99%	4,484	728	180	5,392
Greater than 80%	190	322	588	1,100

Total commercial and agricultural mortgage loans	$32,405	$2,362	$1,301	$36,068

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

	June 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$33,753	$47	$0	$0	$116	$163	$33,916	$188
Agricultural property loans	2,104	0	0	0	48	48	2,152	48
Residential property loans	595	10	3	0	11	24	619	10
Other collateralized loans	113	0	0	0	2	2	115	7
Uncollateralized loans	1,512	0	0	0	0	0	1,512	0

Total	$38,077	$57	$3	$0	$177	$237	$38,314	$253

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$31,943	$43	$91	$0	$37	$171	$32,114	$190
Agricultural property loans	2,077	0	0	0	45	45	2,122	49
Residential property loans	759	12	5	0	14	31	790	14
Other collateralized loans	139	0	0	0	1	1	140	17
Uncollateralized loans	1,836	0	0	0	0	0	1,836	3

Total	$36,754	$55	$96	$0	$97	$248	$37,002	$273

See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended June 30, 2013, there were no commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were $7 million of commercial mortgage and other loans sold, other than those classified as held-for-sale. For the three months ended June 30, 2012, there were no new commercial mortgage and other loans acquired, other than those through direct origination, and no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2013 and December 31, 2012, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During both the three months and six months ended June 30, 2013 there were adjusted pre-modification outstanding recorded investments of $100 million and post-modification outstanding recorded investments of $99 million related to commercial mortgage loans. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2013 and 2012 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$2,641	$2,416	$5,292	$4,817
Fixed maturities, held-to-maturity	30	34	61	68
Equity securities, available-for-sale	94	86	172	162
Trading account assets	234	220	472	451
Commercial mortgage and other loans	492	484	982	971
Policy loans	150	147	298	295
Short-term investments and cash equivalents	11	12	21	24
Other long-term investments	199	71	332	111

Gross investment income	3,851	3,470	7,630	6,899
Less: investment expenses	(140)	(112)	(281)	(221)

Net investment income	$3,711	$3,358	$7,349	$6,678

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2013 and 2012, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities	$291	$(32)	$344	$(95)
Equity securities	94	(24)	171	(37)
Commercial mortgage and other loans	24	10	37	21
Investment real-estate	0	(70)	0	(67)
Joint ventures and limited partnerships	(5)	6	(6)	2
Derivatives(1)	(1,430)	1,874	(2,300)	555
Other	2	(1)	7	0

Realized investment gains (losses), net	$(1,024)	$1,763	$(1,747)	$379

(1)	Includes the offset of hedged items in qualifying effective hedge relationship prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$52	$(194)
Fixed maturity securities, available-for-sale—all other	18,749	23,876
Equity securities, available-for-sale	2,222	1,518
Derivatives designated as cash flow hedges(1)	(98)	(257)
Other investments(2)	(24)	14

Net unrealized gains (losses) on investments	$20,901	$24,957

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of June 30, 2013, includes $30 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,303	$105	$7	$1	$1,310	$106
Obligations of U.S. states and their political subdivisions	1,183	113	0	0	1,183	113
Foreign government bonds	4,588	180	28	3	4,616	183
Corporate securities	46,781	3,613	3,974	345	50,755	3,958
Commercial mortgage-backed securities	3,697	177	104	2	3,801	179
Asset-backed securities	1,629	12	2,798	398	4,427	410
Residential mortgage-backed securities	2,225	65	185	6	2,410	71

Total	$61,406	$4,265	$7,096	$755	$68,502	$5,020

Equity securities, available-for-sale	$757	$41	$1	$0	$758	$41

(1)	Includes $421 million of fair value and $37 million of gross unrealized losses at June 30, 2013, on securities classified as held-to-maturity, a portion of which are not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,191	$33	$42	$2	$2,233	$35
Obligations of U.S. states and their political subdivisions	343	5	5	0	348	5
Foreign government bonds	5,426	55	167	11	5,593	66
Corporate securities	25,051	599	7,961	1,057	33,012	1,656
Commercial mortgage-backed securities	525	3	185	14	710	17
Asset-backed securities	911	11	3,545	720	4,456	731
Residential mortgage-backed securities	773	4	259	29	1,032	33

Total	$35,220	$710	$12,164	$1,833	$47,384	$2,543

Equity securities, available-for-sale	$961	$55	$0	$0	$961	$55

(1)	Includes $526 million of fair value and $67 million of gross unrealized losses at December 31, 2012, on securities classified as held-to-maturity, a portion of which are not reflected in AOCI.

The gross unrealized losses at June 30, 2013 and December 31, 2012, are composed of $4,576 million and $1,866 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $444 million and $677 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At June 30, 2013, the $755 million of gross unrealized losses of twelve months or more were concentrated in the finance, utility, and consumer cyclical sectors of the Company’s corporate securities. At December 31, 2012, the $1,833 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance, and consumer cyclical sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At June 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At June 30, 2013, $5 million of the gross unrealized losses represented declines in value of greater than 20%, $5 million of which had been in that position for less than six months. At December 31, 2012, $6 million of the gross unrealized losses represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2013 or December 31, 2012.

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

Consolidated Variable Interest Entities for which the Company is the Investment Manager

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company analyzes these relationships to determine whether it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant and thus is the primary beneficiary. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The Company is not required to provide, and has not provided, material financial or other support to any VIE for which it is the investment manager.

The Company has determined that it is the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it meets both conditions listed above. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is the investment manager are reported. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIE.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2013	December 31, 2012
	(in millions)
Fixed maturities, available-for-sale	$82	$87
Other trading account assets	2,310	1,409
Commercial mortgage and other loans	62	127
Other long-term investments	0	22
Cash and cash equivalents	577	9
Accrued investment income	9	0
Other assets	124	1

Total assets of consolidated VIEs	$3,164	$1,655

Notes issued by consolidated VIEs	$2,147	$1,577
Other liabilities	571	0

Total liabilities of consolidated VIEs	$2,718	$1,577

As included in the table above, notes issued by consolidated VIEs are reported on the Consolidated Statements of Financial Position within “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of June 30, 2013, the maturities of these obligations were over five years.

The Company also consolidates a VIE whose beneficial interests are wholly-owned by consolidated subsidiaries. This VIE is not included in the table above and the Company does not currently intend to sell these beneficial interests to third parties.

Other Consolidated Variable Interest Entities

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities. These include structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s involvement in the structuring of these investments combined with its economic interest indicates that the Company is the primary beneficiary. The Company has not provided material financial or other support that was not contractually required to these VIEs. The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs for which the Company is not the investment manager are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	June 30,	December 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$113	$115
Fixed maturities, held-to-maturity	921	1,059
Trading account assets supporting insurance liabilities	11	8
Other long-term investments	80	53
Accrued investment income	4	3

Total assets of consolidated VIEs	$1,129	$1,238

Other liabilities	$1	$1
Total liabilities of consolidated VIEs	$1	$1

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,253 million and $1,780 million at June 30, 2013 and December 31, 2012, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $614 million and $602 million at June 30, 2013 and December 31, 2012, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,126 million and $9,240 million as of June 30, 2013 and December 31, 2012, respectively. The Company provided a guarantee to an unconsolidated VIE under which it was exposed to potential losses in the amount of $58 million and $64 million as of June 30, 2013 and December 31, 2012, respectively. As of July 10, 2013, the Company is no longer providing this guarantee. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures primarily include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $6,852 million and $6,873 million as of June 30, 2013 and December 31, 2012, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.1 billion as of both June 30, 2013 and December 31, 2012, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $318 million and $314 million at June 30, 2013 and December 31, 2012, respectively, which includes the fair value of the embedded derivatives.

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

As of June 30, 2013 and December 31, 2012, the Company recognized a policyholder dividend obligation of $861 million and $885 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $3,725 million and $5,478 million at June 30, 2013 and December 31, 2012, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2013.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,506	$50,839
Policyholders’ dividends payable	883	887
Policyholders’ dividend obligation	4,586	6,363
Policyholders’ account balances	5,385	5,426
Other Closed Block liabilities	4,339	3,366

Total Closed Block Liabilities	65,699	66,881

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	39,977	41,980
Other trading account assets, at fair value	222	224
Equity securities, available-for-sale, at fair value	3,465	3,225
Commercial mortgage and other loans	8,831	8,747
Policy loans	5,061	5,120
Other long-term investments	2,170	2,094
Short-term investments	1,635	1,194

Total investments	61,361	62,584
Cash and cash equivalents	407	511
Accrued investment income	544	550
Other Closed Block assets	433	262

Total Closed Block Assets	62,745	63,907

Excess of reported Closed Block Liabilities over Closed Block Assets	2,954	2,974
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,724	5,467
Allocated to policyholder dividend obligation	(3,725)	(5,478)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,953	$2,963

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2013
(in millions)
Balance, January 1	$6,363
Impact from earnings allocable to policyholder dividend obligation	(24)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,753)

Balance, June 30	$4,586

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues
Premiums	$711	$743	$1,358	$1,414
Net investment income	714	734	1,421	1,467
Realized investment gains (losses), net	(20)	155	76	146
Other income	5	(21)	15	(1)

Total Closed Block revenues	1,410	1,611	2,870	3,026

Benefits and Expenses
Policyholders’ benefits	870	930	1,685	1,789
Interest credited to policyholders’ account balances	34	35	68	69
Dividends to policyholders	408	572	911	976
General and administrative expenses	118	123	237	250

Total Closed Block benefits and expenses	1,430	1,660	2,901	3,084

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(20)	(49)	(31)	(58)
Income tax benefit	(25)	(53)	(41)	(65)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	5	4	10	7
Income (loss) from discontinued operations, net of taxes	0	(1)	0	(1)

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$5	$3	$10	$6

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2012	660.1	197.1	463.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	3.9	(3.9)	0.0
Stock-based compensation programs(1)	0.0	(3.9)	3.9	0.0

Balance, June 30, 2013	660.1	197.1	463.0	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. As of June 30, 2013, 6.6 million shares of the Company’s common stock were repurchased under this authorization at a total cost of $400 million.

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2013 through June 30, 2014. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(1,416)	(628)	30	(2,014)
Amounts reclassified from AOCI	0	(524)	63	(461)
Income tax benefit (expense)	401	342	(33)	710

Balance, June 30, 2013	$(87)	$10,592	$(2,056)	$8,449

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,667)	$5,245
Change in component during period(2)	5	2,798	49	2,852

Balance, June 30, 2012	$1,112	$8,603	$(1,618)	$8,097

(1)	Includes cash flow hedges of $(98) million and $(257) million as of June 30, 2013 and December 31, 2012, respectively, and $(9) million and $(86) million as of June 30, 2012 and December 31, 2011, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected line item in Consolidated Statements of Operations
	(in millions)
Amounts reclassified from AOCI (1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$1	$0	Realized investment gains (losses), net
Foreign currency translation adjustment	0	0	Other income

Total foreign currency translation adjustment	1	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(8)	(12)	(3)
Cash flow hedges—Currency/Interest rate	(26)	(44)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	384	514
Net unrealized investment gains (losses)—all other	0	66

Total net unrealized investment gains (losses)	350	524	(4)
Amortization of defined benefit pension items:
Prior service cost	5	11	(5)
Actuarial gain (loss)	(37)	(74)	(5)
Transition obligation	0	0	(5)

Total amortization of defined benefit pension items	(32)	(63)

Total reclassifications for the period	$319	$461

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	206				(72)	134
Reclassification adjustment for (gains) losses included in net income	42				(15)	27
Reclassification adjustment for OTTI losses excluded from net income(1)	(2)				1	(1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(5)			2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits			2		(1)	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(78)	27	(51)

Balance, June 30, 2013	$52	$(2)	$5	$61	$(40)	$76

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	(3,738)				1,249	(2,489)
Reclassification adjustment for (gains) losses included in net income	(566)				198	(368)
Reclassification adjustment for OTTI losses excluded from net income(2)	2				(1)	1
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		470			(165)	305
Impact of net unrealized investment (gains) losses on future policy benefits			681		(239)	442
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,833	(641)	1,192

Balance, June 30, 2013	$20,849	$(758)	$(463)	$(3,794)	$(5,318)	$10,516

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(491)			$2,236
Direct equity adjustment	1			8
Less: Income attributable to noncontrolling interests	35			15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	2			21

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(527)	464.1	$(1.14)	$2,208	466.1	$4.74

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$2			$21
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	2			21
Stock options		0.0			1.8
Deferred and long-term compensation programs		0.0			0.5
Exchangeable Surplus Notes	0	0.0		5	5.1

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(527)	464.1	$(1.14)	$2,213	473.5	$4.67

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(1,171)			$1,280
Direct equity adjustment	5			16
Less: Income attributable to noncontrolling interests	77			26
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	4			13

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(1,247)	464.2	$(2.69)	$1,257	467.7	$2.69

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$4			$13
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	4			13
Stock options		0.0			2.2
Deferred and long-term compensation programs		0.0			0.5
Exchangeable Surplus Notes	0	0.0		9	5.1

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(1,247)	464.2	$(2.69)	$1,266	475.5	$2.66

(1)	For the three and six months ended June 30, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three and six months ended June 30, 2013, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. For the three and six months ended June 30, 2013, undistributed earnings were not allocated to participating unvested share-

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2012 were based on 4.4 million and 4.8 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

For both the three and six months ended June 30, 2013, 20.4 million options and 5.2 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, are considered antidilutive and therefore excluded from the computation of diluted earnings per share. Included in these amounts are 11.3 million options and 5.2 million shares and 9.2 million options and 5.2 million shares for the three and six months ended June 30, 2013, respectively, that are antidilutive due to the loss from continuing operations available to holders of Common Stock after direct equity adjustment. The remaining options were considered antidilutive based on application of the treasury stock method. For the three and six months ended June 30, 2012, 14.3 million and 12.6 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $69.05 and $70.74 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

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

	Three Months Ended June 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$3			$(4)
Less: Direct equity adjustment	1			8

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$2	2.0	$1.00	$(12)	2.0	$(6.00)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$18			$17
Less: Direct equity adjustment	5			16

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$13	2.0	$6.50	$1	2.0	$0.50

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in millions)
Commercial paper:
Prudential Financial	$201	$113
Prudential Funding, LLC	792	359

Subtotal commercial paper	993	472
Other notes payable(1)	109	100
Current portion of long-term debt(2)	1,518	1,912

Total short-term debt(3)	$2,620	$2,484

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$315	$156
Daily average commercial paper outstanding	$1,220	$1,194
Weighted average maturity of outstanding commercial paper, in days	30	21
Weighted average interest rate on outstanding short-term debt(4)	0.23%	0.28%

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both June 30, 2013 and December 31, 2012, discussed in more detail below.
(2)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both June 30, 2013 and December 31, 2012.
(3)	Includes Prudential Financial debt of $1,213 million and $1,847 million at June 30, 2013 and December 31, 2012, respectively.
(4)	Excludes the current portion of long-term debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of Prudential Financial and its subsidiaries.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of June 30, 2013, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion that supported outstanding collateralized advances and collateralized funding agreements. As of June 30, 2013, $100 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2013 and $280 million is in “Long-term debt” and matures in December 2015. Outstanding collateralized funding agreements, which totaled $1,947 million at June 30, 2013, are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $2.9 billion as of June 30, 2013.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of June 30, 2013, PRIAC had no advances outstanding under the FHLBB facility.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of June 30, 2013, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.7 billion.

Credit Facilities

As of June 30, 2013, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities consisting of a $2,000 million five-year facility expiring in December 2016 that has Prudential Financial as borrower and a $1,750 million three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. Each of the facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of June 30, 2013, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of June 30, 2013, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

Long-term Debt

Surplus Notes

During 2011 and 2012, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1.5 billion of ten-year fixed rate surplus notes. At June 30, 2013, $1,250 million of surplus notes were outstanding under these agreements, an increase of $250 million from December 31, 2012. Under these agreements, the subsidiary received debt securities, with a principal amounts equal to the surplus notes issued. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-term notes. Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of June 30, 2013, the outstanding balance of medium-term notes under this program was $12.1 billion, a decrease of $1.1 billion from December 31, 2012, due to maturities during the first quarter.

Retail medium-term notes. Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2013, the outstanding balance of retail notes was $297 million. This represents a decrease of $610

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

million from December 31, 2012, primarily due to the Company’s redemption of $462 million of notes during the second quarter with an average interest rate of approximately 6.0%.

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. Junior subordinated notes outstanding, along with their key terms, are as follows

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

Prudential Financial has the right to defer interest payments on these notes for specified periods, typically 5-10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as, for the notes issued in 2012 and 2013, a future change in the regulatory capital treatment of the notes with respect to the Company. In June 2013, Prudential Financial redeemed all of its $920 million 9.0% Junior Subordinated Notes due 2068.

As of June 30, 2013, the Company was in compliance with all debt covenants related to its short-term and long-term debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Components of net periodic (benefit) cost
Service cost	$62	$60	$4	$4
Interest cost	109	118	22	25
Expected return on plan assets	(192)	(202)	(21)	(22)
Amortization of prior service cost	(2)	4	(3)	(3)
Amortization of actuarial (gain) loss, net	23	11	14	13

Net periodic (benefit) cost	$0	$(9)	$16	$17

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Service cost	$127	$121	$8	$7
Interest cost	219	237	44	51
Expected return on plan assets	(384)	(404)	(42)	(44)
Amortization of prior service cost	(5)	7	(6)	(6)
Amortization of actuarial (gain) loss, net	46	22	28	27
Special termination benefits	2	2	0	0

Net periodic (benefit) cost	$5	$(15)	$32	$35

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As discussed in Note 1, the Company recorded out of period adjustments in the second quarter of 2012 that resulted in a decrease in adjusted operating income of $61 million to the Asset Management segment and $45 million to Corporate and Other operations. For additional information regarding these out of period adjustments, see Notes 1 and 24 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K

Realized investment gains (losses), net, and related charges and adjustments

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

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$67	$(21)	$103	$(48)
Current period yield adjustments	$103	$78	$205	$146
Principal source of earnings	$43	$(26)	$69	$(23)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $18 million and $16 million for the three months ended June 30, 2013 and 2012, respectively, and $36 million and $30 million for the six months ended June 30, 2013 and 2012, respectively. Additionally, as of June 30, 2013, there was a $539 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net gains (losses) from:
Other trading account assets	$36	$(33)	$85	$33
Foreign currency exchange movements	$(1,560)	$1,503	$(4,025)	$124
Other activities	$1	$17	$112	$38

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

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $117 million in the first quarter of 2013 and $12 million in the second quarter of 2012. These recoveries are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net gains of $4 million and $8 million for the three months ended June 30, 2013 and 2012, respectively, and net gains of $2 million and $34 million for the six months ended June 30, 2013 and 2012, respectively.

Related charges

Charges that relate to realized investment gains and losses are also excluded from adjusted operating income, and include the following:

•

The portion of the amortization of deferred policy acquisition costs, value of business acquired, unearned revenue reserves and deferred sales inducements for certain products that is related to net realized investment gains and losses.

•

Policyholder dividends and interest credited to policyholders’ account balances that relate to certain life policies that pass back certain realized investment gains and losses to the policyholder, and reserves for future policy benefits for certain policies where cash flows are affected by net realized investment gains and losses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

On July 1, 2013, the Company sold its wealth management solutions business to Envestnet Inc. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. As a result, the Company has classified the results of these operations, previously reported in the Asset Management segment, as a “divested business” and excluded the results from adjusted operating income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$400	$107	$772	$528
Retirement	279	147	507	303
Asset Management	168	52	347	184

Total U.S. Retirement Solutions and Investment Management Division	847	306	1,626	1,015

Individual Life	141	61	278	173
Group Insurance	22	33	31	(7)

Total U.S. Individual Life and Group Insurance Division	163	94	309	166

International Insurance	850	678	1,727	1,275

Total International Insurance Division	850	678	1,727	1,275

Corporate Operations	(347)	(225)	(661)	(552)

Total Corporate and Other	(347)	(225)	(661)	(552)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,513	853	3,001	1,904

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,698)	3,058	(6,003)	342
Charges related to realized investment gains (losses), net	468	(1,028)	770	(150)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(471)	4	(376)	238
Change in experience-rated contractholder liabilities due to asset value changes	471	54	328	(192)
Divested businesses	(84)	22	(55)	23
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	31	8	1	13

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(770)	2,971	(2,334)	2,178

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	4	(2)	23	28

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(766)	$2,969	$(2,311)	$2,206

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

The summary below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenue				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,119	$968	$2,187	$1,926	$148,625	$146,893
Retirement	1,521	1,242	2,857	2,349	166,784	168,262
Asset Management	665	492	1,325	1,046	42,817	41,909

Total U.S. Retirement Solutions and Investment Management Division	3,305	2,702	6,369	5,321	358,226	357,064

Individual Life	1,212	803	2,367	1,579	60,749	47,371
Group Insurance	1,399	1,392	2,801	2,783	38,365	38,754

Total U.S. Individual Life and Group Insurance Division	2,611	2,195	5,168	4,362	99,114	86,125

International Insurance	5,940	6,406	12,290	12,223	166,132	183,794

Total International Insurance Division	5,940	6,406	12,290	12,223	166,132	183,794

Corporate Operations	(133)	(72)	(286)	(195)	13,609	12,325

Total Corporate and Other	(133)	(72)	(286)	(195)	13,609	12,325

Total	11,723	11,231	23,541	21,711	637,081	639,308

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,700)	3,058	(6,005)	341
Charges related to realized investment gains (losses), net	(85)	(23)	(154)	(52)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(471)	4	(376)	238
Divested businesses	117	195	316	381
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	(7)	(76)	(13)

Total Financial Services Businesses	8,580	14,458	17,246	22,606	637,081	639,308

Closed Block Business	1,464	1,678	2,983	3,153	68,534	69,990

Total per Unaudited Interim Consolidated Financial Statements	$10,044	$16,136	$20,229	$25,759	$705,615	$709,298

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Asset Management segment intersegment revenues	$152	$135	$303	$266

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in February 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2012 or first six months of 2013.

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

Total income tax expense includes additional tax expense related to the utilization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and the Star and Edison Businesses. The balance of additional U.S. GAAP tax expense related to the utilization of opening balance sheet deferred tax assets is as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
Six months 2013	15	93	108

Subtotal	56	678	734
Additional tax expense (benefit) recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional tax expense	$0	$0	$0

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first six months of 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$14,935	$0	$		$14,935
Obligations of U.S. states and their political subdivisions	0	3,613	0			3,613
Foreign government bonds	0	78,799	13			78,812
Corporate securities	0	155,824	1,383			157,207
Asset-backed securities	0	6,892	4,009			10,901
Commercial mortgage-backed securities	0	12,615	243			12,858
Residential mortgage-backed securities	0	7,770	11			7,781

Subtotal	0	280,448	5,659			286,107
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	334	0			334
Obligations of U.S. states and their political subdivisions	0	229	0			229
Foreign government bonds	2	662	0			664
Corporate securities	0	14,691	90			14,781
Asset-backed securities	0	844	424			1,268
Commercial mortgage-backed securities	0	2,484	54			2,538
Residential mortgage-backed securities	0	1,754	2			1,756
Equity securities	1,114	210	884			2,208
All other(3)	736	9,962	14		(7,749)	2,963

Subtotal	1,852	31,170	1,468		(7,749)	26,741

Equity securities, available-for-sale	6,032	2,430	292			8,754
Commercial mortgage and other loans	0	282	21			303
Other long-term investments	92	210	1,082		8	1,392
Short-term investments	5,878	2,171	0			8,049
Cash equivalents	2,322	5,811	0			8,133
Other assets	3	218	6			227

Subtotal excluding separate account assets	16,179	322,740	8,528		(7,741)	339,706
Separate account assets(4)	45,330	197,052	21,672			264,054

Total assets	$61,509	$519,792	$30,200		$(7,741)	$603,760

Future policy benefits	$0	$0	$365	$		$365
Other liabilities	3	7,541	6		(7,031)	519
Notes of consolidated VIEs	0	0	2,055			2,055

Total liabilities	$3	$7,541	$2,426		$(7,031)	$2,939

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,386	$0	$		$17,386
Obligations of U.S. states and their political subdivisions	0	3,452	0			3,452
Foreign government bonds	0	88,290	0			88,290
Corporate securities	0	157,701	1,630			159,331
Asset-backed securities	0	7,633	3,703			11,336
Commercial mortgage-backed securities	0	11,813	124			11,937
Residential mortgage-backed securities	0	9,593	11			9,604

Subtotal	0	295,868	5,468			301,336
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	287	0			287
Obligations of U.S. states and their political subdivisions	0	259	0			259
Foreign government bonds	2	767	0			769
Corporate securities	0	13,609	134			13,743
Asset-backed securities	0	923	431			1,354
Commercial mortgage-backed securities	0	2,298	8			2,306
Residential mortgage-backed securities	0	2,024	2			2,026
Equity securities	1,198	181	1,098			2,477
All other(3)	664	13,371	25		(10,363)	3,697

Subtotal	1,864	33,719	1,698		(10,363)	26,918

Equity securities, available-for-sale	5,518	2,429	330			8,277
Commercial mortgage and other loans	0	114	48			162
Other long-term investments	(57)	141	1,053		246	1,383
Short-term investments	3,519	2,871	0			6,390
Cash equivalents	3,105	10,495	0			13,600
Other assets	78	109	8			195

Subtotal excluding separate account assets	14,027	345,746	8,605		(10,117)	358,261
Separate account assets(4)	39,362	192,760	21,132			253,254

Total assets	$53,389	$538,506	$29,737		$(10,117)	$611,515

Future policy benefits	$0	$0	$3,348	$		$3,348
Other liabilities	0	8,121	0		(8,031)	90
Notes of consolidated VIEs	0	0	1,406			1,406

Total liabilities	$0	$8,121	$4,754		$(8,031)	$4,844

(1)	“Netting” amounts represent cash collateral of $710 million and $2,086 million as of June 30, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets—Trading account assets consist primarily of fixed maturity securities, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made to the fair value of these assets to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for the respective day. During the three months ended June 30, 2013, $50 million of separate account assets were transferred from Level 1 to Level 2 and $6 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2013, $56 million were transferred from Level 1 to Level 2 and $2.3 billion were transferred from Level 2 to Level 1. During the three months ended June 30, 2012, $2.9 billion of separate account assets were transferred from Level 1 to Level 2. There were no transfers from Level 2 to Level 1. During the six months ended June 30, 2012, $2.9 billion were transferred from Level 1 to Level 2 and $31 million were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$13	$13
Corporate securities	711	762	1,473
Asset-backed securities	287	4,146	4,433
Commercial mortgage-backed securities	39	258	297
Residential mortgage-backed securities	4	9	13
Equity securities	114	1,062	1,176
Commercial mortgage and other loans	21	0	21
Other long-term investments	10	1,072	1,082
Other assets	20	0	20

Subtotal excluding separate account assets(3)	1,206	7,322	8,528
Separate account assets	20,771	901	21,672

Total assets	$21,977	$8,223	$30,200

Future policy benefits	$365	$0	$365
Other liabilities	6	0	6
Notes of consolidated VIEs	0	2,055	2,055

Total liabilities	$371	$2,055	$2,426

	As of December 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
Corporate securities	$889	$875	$1,764
Asset-backed securities	338	3,796	4,134
Commercial mortgage-backed securities	68	64	132
Residential mortgage-backed securities	3	10	13
Equity securities	101	1,327	1,428
Commercial mortgage and other loans	48	0	48
Other long-term investments	9	1,044	1,053
Other assets	33	0	33

Subtotal excluding separate account assets(3)	1,489	7,116	8,605
Separate account assets	20,422	710	21,132

Total assets	$21,911	$7,826	$29,737

Future policy benefits	$3,348	$0	$3,348
Notes of consolidated VIEs	0	1,406	1,406

Total liabilities	$3,348	$1,406	$4,754

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below represents quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Corporate securities	$711	Discounted cash flow	Discount rate	1.53%	-	15%	8.88%	Decrease
		Market comparables	EBITDA multiples(2)	5.5X	-	8.0X	6.55X	Increase
		Cap at call price	Call price	100%	-	117.77%	112.61%	Increase
		Liquidation	Liquidation value	20.95%	-	88.0%	66.16%	Increase
Asset-backed securities	$287	Discounted cash flow	Prepayment rate(3)	2.82%	-	27.41%	4.17%	Increase
			Default rate(3)	0.49%	-	19.19%	2.78%	Decrease
			Loss severity(3)	16.36%	-	41.47%	29.37%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.85%	Decrease
			Average life (years)	0.82	-	14.78	5.51	Increase
			Comparable spreads	0.50%	-	20.47%	3.72%	Decrease
			Comparable security yields	0.70%	-	12.88%	7.62%	Decrease
			Call price	100%	-	100%	100.0%	Increase
Liabilities:
Future policy benefits(4)	$365	Discounted cash flow	Lapse rate(5)	0%	-	14%		Decrease
			NPR spread(6)	0.11%	-	1.59%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	85%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	18%	-	33%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$889	Discounted cash flow	Discount rate	1.7%	-	17.5%	9.92%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.5X	6.2X	Increase
		Cap at call price	Call price	100%	-	101%	100.24%	Increase
		Liquidation	Liquidation value	49%	-	100.0%	83.06%	Increase
Asset-backed securities	$338	Discounted cash flow	Prepayment rate(3)	2.8%	-	29.0%	9.84%	Increase
			Default rate(3)	0.5%	-	2.52%	0.84%	Decrease
			Loss severity(3)	35%	-	43.88%	35.76%	Decrease
			Liquidity premium	1.0%	-	2.50%	1.83%	Decrease
			Average life (years)	0.1	-	15	5.61	Increase
			Comparable spreads	0.1%	-	20%	2.81%	Decrease
			Comparable security yields	0.4%	-	15%	7.59%	Decrease
Liabilities:
Future policy benefits(4)	$3,348	Discounted cash flow	Lapse rate(5)	0%	-	14%		Decrease
			NPR spread(6)	0.20%	-	1.60%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	85%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	19%	-	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company’s insurance subsidiaries as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

Corporate Securities—The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

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

Real Estate and Other Invested Assets—Separate account assets include $19,892 million and $19,518 million of investments in real estate as of June 30, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 9.75% (6.34% weighted average) as of June 30, 2013 and 4.75% to 10.5% (6.49% weighted average) as of December 31, 2012 and discount rates, which ranged from 6.0% to 15.0% (7.71% weighted average) as of June 30, 2013 and 6.25% to 15.0% (7.92% weighted average) as of December 31, 2012. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 2.20% to 6.67% (4.17% weighted average) as of June 30, 2013 and 3.59% to 7.62% (4.74% weighted average) as of December 31, 2012 and market spread over base rate, which ranged from 1.75% to 2.80% (2.19% weighted average) as of June 30, 2013 and 1.67% to 4.48% (3.22% weighted average) as of December 31, 2012.

Commercial Mortgage Loans—Separate account assets include $791 million and $833 million of commercial mortgage loans as of June 30, 2013 and December 31, 2012 respectively that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.50% to 2.03% (1.65% weighted average) as of June 30, 2013 and 1.65% to 4.15% (1.87% weighted average) as of December 31, 2012. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of optional living benefit features of the Company’s variable annuity contracts.

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

	Three Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,582	$3,797	$175	$10
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	15	6	1	0
Included in other comprehensive income (loss)	0	0	(1)	(26)	(17)	0	0
Net investment income	0	0	0	1	9	0	0
Purchases	0	0	0	82	852	149	0
Sales	0	0	0	(18)	(186)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(211)	(409)	(4)	1
Foreign currency translation	0	0	0	(48)	(43)	(3)	0
Transfers into Level 3(2)	0	0	13	228	0	0	0
Transfers out of Level 3(2)	0	0	0	(222)	0	(75)	0

Fair Value, end of period	$0	$0	$13	$1,383	$4,009	$243	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$1	$0	$0

	Three Months Ended June 30, 2013
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$102	$385	$31	$2	$998	$15
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(1)
Asset management fees and other income	0	1	7	0	0	17	0
Net investment income	0	0	1	0	0	0	0
Purchases	0	3	118	49	0	(1)	0
Sales	0	(3)	0	0	0	(62)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(12)	(84)	0	0	(12)	0
Foreign currency translation	0	0	(3)	0	0	(55)	0
Transfers into Level 3(2)	0	3	1	0	0	0	0
Transfers out of Level 3(2)	0	(4)	(1)	(26)	0	0	0

Fair Value, end of period	$0	$90	$424	$54	$2	$884	$14

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(2)
Asset management fees and other income	$0	$0	$7	$1	$0	$18	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$302	$48	$1,037	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	2	2	0
Asset management fees and other income	0	0	49	0
Included in other comprehensive income (loss)	7	0	0	0
Net investment income	0	0	(2)	0
Purchases	10	0	32	0
Sales	(9)	0	41	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(37)	0
Foreign currency translation	(23)	0	20	0
Other(1)	0	0	(66)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	4	0	0	0

Fair Value, end of period	$292	$21	$1,082	$6

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$0
Asset management fees and other income	$0	$0	$33	$0

	Three Months Ended June 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$20,984	$(1,900)	$0	$(1,768)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,744	(4)	4
Interest credited to policyholders’ account balances	600	0	0	0
Purchases	583	0	0	0
Sales	(257)	0	0	0
Issuances	0	(209)	0	(291)
Settlements	(419)	0	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	57	0	0	0
Transfers out of Level 3(2)	(16)	0	0	0

Fair Value, end of period	$21,672	$(365)	$(6)	$(2,055)

Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,730	$0	$5
Interest credited to policyholders’ account	$363	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	6	11	1	0
Included in other comprehensive income (loss)	0	0	(1)	12	(1)	(1)	0
Net investment income	0	0	0	2	21	0	0
Purchases	0	0	4	302	1,383	237	0
Sales	0	0	(1)	(60)	(226)	(3)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(397)	(785)	(31)	0
Foreign currency translation	0	0	0	(111)	(105)	(9)	0
Transfers into Level 3(2)	0	0	13	233	8	0	0
Transfers out of Level 3(2)	0	0	0	(234)	0	(75)	0

Fair Value, end of period	$0	$0	$13	$1,383	$4,009	$243	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$5	$0	$0

	Six Months Ended June 30, 2013
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$430	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(12)
Asset management fees and other income	0	(1)	8	0	0	40	1
Net investment income	0	0	2	0	0	0	0
Purchases	0	3	165	76	0	3	0
Sales	0	(5)	(1)	(1)	0	(103)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(40)	(172)	(1)	0	(13)	0
Foreign currency translation	0	0	(8)	(1)	0	(140)	0
Transfers into Level 3(2)	0	3	2	0	0	0	0
Transfers out of Level 3(2)	0	(4)	(2)	(27)	0	0	0

Fair Value, end of period	$0	$90	$424	$54	$2	$884	$14

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(13)
Asset management fees and other income	$0	$(1)	$9	$1	$0	$38	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	2	1	(2)
Asset management fees and other income	0	0	84	0
Included in other comprehensive income (loss)	43	0	0	0
Net investment income	0	0	(2)	0
Purchases	12	0	59	0
Sales	(23)	0	0	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(98)	0
Foreign currency translation	(51)	0	19	0
Other(1)	(18)	0	(40)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$292	$21	$1,082	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$(2)
Asset management fees and other income	$0	$0	$82	$0

	Six Months Ended June 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	3,388	(4)	2
Interest credited to policyholders’ account balances	1,148	0	0	0
Purchases	781	0	0	0
Sales	(317)	0	0	0
Issuances	0	(407)	0	(640)
Settlements	(1,221)	0	0	(11)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	59	0	0	0
Transfers out of Level 3(2)	(50)	0	0	0

Fair Value, end of period	$21,672	$(365)	$(6)	$(2,055)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,346	$(3)	$2
Interest credited to policyholders’ account	$681	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$68	$10	$26	$1,633	$2,665	$161	$14
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(27)	6	0	0
Included in other comprehensive income (loss)	0	0	0	26	(7)	(6)	0
Net investment income	0	0	0	3	8	(1)	1
Purchases	0	0	(1)	49	664	14	0
Sales	0	0	0	(8)	(35)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(78)	(213)	(1)	(2)
Foreign currency translation	0	0	0	18	19	2	0
Transfers into Level 3(2)	0	0	7	79	0	37	0
Transfers out of Level 3(2)	0	(10)	(11)	(60)	(38)	(20)	0

Fair Value, end of period	$66	$0	$21	$1,635	$3,069	$186	$13

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$1	$0	$0

	Three Months Ended June 30, 2012
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$11	$142	$446	$14	$3	$1,262	$48
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	0
Asset management fees and other income	0	(1)	(3)	(1)	1	(10)	0
Net investment income	0	0	3	1	0	0	0
Purchases	0	14	39	16	0	11	0
Sales	0	(7)	(2)	(1)	0	(21)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(5)	(40)	0	(1)	(33)	0
Foreign currency translation	0	0	1	0	0	31	0
Other(1)	0	0	0	0	0	3	(3)
Transfers into Level 3(2)	0	1	0	39	0	0	0
Transfers out of Level 3(2)	0	(4)	0	0	0	(1)	0

Fair Value, end of period	$9	$140	$444	$68	$3	$1,241	$45

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$0
Asset management fees and other income	$0	$(3)	$(2)	$(1)	$0	$(5)	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$422	$75	$1,086	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	2	4	(4)
Asset management fees and other income	0	0	47	0
Included in other comprehensive income (loss)	17	0	0	0
Net investment income	0	0	2	0
Purchases	(1)	0	73	9
Sales	(4)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	(40)	(143)	0
Foreign currency translation	10	0	1	0
Other(1)	0	0	(4)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(89)	0	(22)	0

Fair Value, end of period	$355	$37	$1,042	$5

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1	$1	$(4)
Asset management fees and other income	$0	$0	$5	$0

	Three Months Ended June 30, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
		(in millions)
Fair Value, beginning of period	$8	$19,935	$(1,709)	$(3)	$(296)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(1,180)	(8)	0
Asset management fees and other income	0	466	0	0	0
Purchases	0	1,415	0	0	0
Sales	0	(289)	0	0	0
Issuances	0	0	(164)	0	0
Settlements	0	(771)	0	9	0
Foreign currency translation	0	0	(1)	0	0
Transfers into Level 3(2)	0	126	0	0	0
Transfers out of Level 3(2)	0	(184)	0	0	0

Fair Value, end of period	$8	$20,698	$(3,054)	$(2)	$(296)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,194)	$(9)	0
Interest credited to policyholders’ account	$0	$295	$0	$0	0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(25)	8	0	0
Included in other comprehensive income (loss)	0	0	0	130	30	11	0
Net investment income	0	0	0	4	15	(3)	1
Purchases	0	10	0	221	1,171	33	0
Sales	0	0	0	(39)	(44)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(186)	(345)	(4)	(4)
Foreign currency translation	0	0	0	(6)	(10)	(1)	0
Other(1)	2	0	0	(2)	0	0	0
Transfers into Level 3(2)	0	0	7	217	0	37	0
Transfers out of Level 3(2)	0	(10)	(11)	(129)	(284)	(32)	0

Fair Value, end of period	$66	$0	$21	$1,635	$3,069	$186	$13

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2012
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$148	$416	$35	$4	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(49)
Asset management fees and other income	0	(5)	5	0	1	34	0
Net investment income	0	0	4	1	0	0	0
Purchases	0	18	128	16	0	13	0
Sales	0	(8)	(3)	(2)	(1)	(29)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(10)	(69)	(1)	(1)	(56)	4
Foreign currency translation	0	0	(1)	0	0	(18)	0
Other(1)	2	(2)	0	0	0	3	(3)
Transfers into Level 3(2)	0	3	0	39	0	0	0
Transfers out of Level 3(2)	0	(4)	(36)	(20)	0	(1)	0

Fair Value, end of period	$9	$140	$444	$68	$3	$1,241	$45

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$(49)
Asset management fees and other income	$0	$(8)	$4	$0	$0	$35	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	3	(4)
Asset management fees and other income	0	0	68	0
Included in other comprehensive income (loss)	27	0	0	0
Net investment income	0	0	6	0
Purchases	62	0	115	9
Sales	(8)	0	(20)	0
Issuances	0	0	0	0
Settlements	0	(49)	(216)	0
Foreign currency translation	(3)	0	2	0
Other(1)	0	0	(4)	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(90)	0	(22)	0

Fair Value, end of period	$355	$37	$1,042	$5

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2)	$1	$(4)
Asset management fees and other income	$0	$0	$20	$0

	Six Months Ended June 30, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
		(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(3)	$(282)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	153	(17)	0
Asset management fees and other income	2	0	0	0	0
Interest credited to policyholders’ account balances	0	1,215	0	0	0
Purchases	0	1,844	0	0	0
Sales	(3)	(463)	0	0	0
Issuances	0	0	(321)	0	(11)
Settlements	0	(1,025)	0	18	0
Other(1)	0	0	0	0	(3)
Transfers into Level 3(2)	0	216	0	0	0
Transfers out of Level 3(2)	0	(447)	0	0	0

Fair Value, end of period	$8	$20,698	$(3,054)	$(2)	$(296)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$109	$(18)	$0
Interest credited to policyholders’ account	$0	$773	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Other primarily represents re-classes of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables exclude embedded derivatives which are typically recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other trading account assets,” “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$5	$7,584	$8	$		$7,597
Currency	0	583	0			583
Credit	0	9	0			9
Currency/Interest Rate	0	682	0			682
Equity	85	558	8			651
Netting(1)					(7,741)	(7,741)

Total derivative assets	$90	$9,416	$16		$(7,741)	$1,781

Derivative liabilities:
Interest Rate	$5	$6,763	$6	$		$6,774
Currency	0	246	0			246
Credit	0	74	0			74
Currency/Interest Rate	0	340	0			340
Equity	0	105	0			105
Netting(1)					(7,031)	(7,031)

Total derivative liabilities	$5	$7,528	$6		$(7,031)	$508

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$11	$11,675	$5	$		$11,691
Currency	0	432	0			432
Credit	0	19	0			19
Currency/Interest Rate	0	450	0			450
Equity	63	518	19			600
Netting(1)					(10,117)	(10,117)

Total derivative assets	$74	$13,094	$24		$(10,117)	$3,075

Derivative liabilities:
Interest Rate	$11	$6,783	$2	$		$6,796
Currency	0	517	0			517
Credit	0	84	0			84
Currency/Interest Rate	0	578	0			578
Equity	165	198	0			363
Netting(1)					(8,031)	(8,031)

Total derivative liabilities	$176	$8,160	$2		$(8,031)	$307

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2013, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2013, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$9	$0	$2	$19	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	0	0	(11)	0	(1)
Asset management fees and other income	0	0	0	0	0	0
Purchases	1	0	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$8	$0	$2	$8	$0	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$0	$(11)	$0	$(1)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$40	$0	$(4)	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	6	(48)	(1)	3
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	5	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$40	$0	$2	$40	$0	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0	$6	$(48)	$(1)	$3
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in $1 million gain being recorded for the three months ended June 30, 2013 and $0 million for six months ended June 30, 2013, on certain commercial mortgage loans. The carrying value of these loans as of June 30, 2013 was $14 million. Similar commercial mortgage loan reserve adjustments of $4 million and $2 million in net losses were recorded for the three and six months ended June 30, 2012, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy.

Impairments of $1 million and $70 million were recorded for the three months ended June 30, 2013 and 2012, respectively, and $1 million and $71 million for the six months ended June 30, 2013 and 2012, respectively, for real estate and property and equipment related investments. These impairments were based primarily on appraised value. All impairments were classified as Level 3 in the valuation hierarchy. Impairments of $7 million and $1 million were recorded for the three months ended June 30, 2013 and 2012, respectively, and $10 million and $2 million for the six months ended June 30, 2013 and 2012, respectively, on certain cost method investments. These fair value adjustments were based on inputs classified as Level 3 in the valuation hierarchy. The methodologies utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taking into consideration deal and management fee expenses. Impairments of $2 million and $4 million were recorded for the three months ended June 30, 2013 and 2012 respectively, and $1 million and $7 million for the six months ended June 30, 2013 and 2012, respectively on mortgage servicing rights. These were based on internal models and classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$1	$0	$(1)
Other changes in fair value	$2	$0	$2	$0
Other long-term investments:
Changes in fair value	$9	$(3)	$31	$12
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$0	$0	$(2)	$(3)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $2 million and $1 million for the three months ended June 30, 2013 and 2012, respectively, and $5 million and $5 million for the six months ended June 30, 2013 and 2012, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $303 million and $295 million, respectively, as of June 30, 2013, and $162 million and $156 million, respectively, as of December 31, 2012. As of June 30, 2013, there were no loans in nonaccrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $497 million as of June 30, 2013 and $465 million as of December 31, 2012.

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $2,055 million and $2,067 million, respectively, as of June 30, 2013, and $1,406 million and $1,422 million, respectively as of December 31, 2012. Interest expense recorded for these liabilities was $23 million and $40 million, respectively, for the three and six months ended June 30, 2013, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,264	$1,505	$3,769	$3,562	$4,511	$4,268
Commercial mortgage and other loans	0	723	38,936	39,659	37,766	39,554	36,570
Policy loans	0	0	14,024	14,024	11,740	14,592	11,575
Short-term investments	0	26	0	26	26	57	57
Cash and cash equivalents	3,966	946	0	4,912	4,912	4,500	4,500
Accrued investment income	0	3,113	0	3,113	3,113	3,127	3,127
Other assets	59	2,635	271	2,965	2,965	2,601	2,601

Total assets	$4,025	$9,707	$54,736	$68,468	$64,084	$68,942	$62,698

Liabilities:
Policyholders’ account balances -investment contracts	$0	$39,366	$58,535	$97,901	$96,194	$104,200	$101,232
Securities sold under agreements to repurchase	0	6,947	0	6,947	6,947	5,818	5,818
Cash collateral for loaned securities	0	5,707	0	5,707	5,707	3,941	3,941
Short-term debt	0	2,645	0	2,645	2,620	2,506	2,484
Long-term debt	1,252	19,520	4,728	25,500	23,642	27,497	24,729
Notes of consolidated VIEs	0	0	86	86	101	149	171
Other liabilities	0	5,865	291	6,156	6,156	6,356	6,356
Separate account liabilities -investment contracts	0	77,660	21,420	99,080	99,080	96,561	96,561

Total liabilities	$1,252	$157,710	$85,060	$244,022	$240,447	$247,028	$241,292

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

14. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies used in a non- dealer or broker capacity

Interest Rate Contracts

Interest rate swaps, options, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling.

Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

The Company also uses swaptions, interest rate caps, and interest rate floors to manage interest rate risk. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions and interest rate caps and floors are included in interest rate options.

In exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the values of underlying referenced investments and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

Foreign Exchange Contracts

Currency derivatives, including currency futures, options, forwards, and swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Credit Contracts

The Company writes credit default swaps for which it receives a premium to insure credit risk. These are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With these derivatives, the Company sells credit protection on an identified name, or an index of names, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name’s (or index reference names’) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Other Contracts

TBAs. The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company enhance the return on its investment portfolio, and can provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The derivatives may include, but are not limited to equity options, total return swaps, interest rate swaptions, caps, floors, and other instruments. In addition, some variable annuity products feature an automatic rebalancing element, also referred to as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for derivatives.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity by the primary underlying, excluding embedded derivatives which are recorded with the associated host, and proprietary derivatives whose fair value was not material. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $1,781 million and $3,075 million as of June 30, 2013 and December 31, 2012, respectively, and total derivative liabilities of $508 million and $307 million as of June 30, 2013 and December 31, 2012, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

	June 30, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying/ Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,917	$18	$(292)	$3,374	$26	$(396)
Foreign Currency
Foreign Currency Forwards	609	5	(61)	639	1	(35)
Currency/Interest Rate
Foreign Currency Swaps	7,005	225	(205)	6,373	128	(342)

Total Qualifying Derivatives	$10,531	$248	$(558)	$10,386	$155	$(773)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying/ Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$107,861	$4,888	$(4,081)	$108,581	$7,779	$(3,301)
Interest Rate Futures	5,864	3	(5)	6,749	11	(12)
Interest Rate Options	24,592	592	(273)	25,250	895	(141)
Interest Rate Forwards	852	0	(11)	660	0	0
Foreign Currency
Foreign Currency Forwards	12,550	569	(224)	14,638	371	(397)
Foreign Currency Options	75	5	0	92	13	0
Currency/Interest Rate
Foreign Currency Swaps	6,508	428	(83)	5,304	239	(152)
Credit
Credit Default Swaps	2,019	8	(75)	3,250	19	(84)
Equity
Equity Futures	2,315	10	0	6,518	0	(165)
Equity Options	37,790	495	(15)	42,757	603	(40)
Total Return Swaps	9,065	161	(95)	5,779	8	(158)
Synthetic GICs	71,295	8	0	64,359	6	0

Total Non-Qualifying Derivatives(1)	$280,786	$7,167	$(4,862)	$283,937	$9,944	$(4,450)

Total Derivatives(2)	$291,317	$7,415	$(5,420)	$294,323	$10,099	$(5,223)

(1)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GIC’s) which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(2)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $474 million as of June 30, 2013 and a net liability of $3,438 million as of December 31, 2012, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	June 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$9,470	$(7,741)	$1,729	$(1,404)	$325
Securities purchased under agreement to resell	786	0	786	(786)	0

Total Assets	$10,256	$(7,741)	$2,515	$(2,190)	$325

Offsetting of Financial Liabilities:
Derivatives	$7,518	$(7,031)	$487	$(550)	$(63)
Securities sold under agreement to repurchase	6,947	0	6,947	(6,947)	0

Total Liabilities	$14,465	$(7,031)	$7,434	$(7,497)	$(63)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$13,167	$(10,117)	$3,050	$(2,891)	$159
Securities purchased under agreement to resell	990	0	990	(990)	0

Total Assets	$14,157	$(10,117)	$4,040	$(3,881)	$159

Offsetting of Financial Liabilities:
Derivatives	$8,329	$(8,031)	$298	$(63)	$235
Securities sold under agreement to repurchase	5,818	0	5,818	(5,818)	0

Total Liabilities	$14,147	$(8,031)	$6,116	$(5,881)	$235

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

	Three Months Ended June 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$50	$(19)	$0	$0	$5	$0
Currency	(23)	0	0	0	0	0

Total fair value hedges	27	(19)	0	0	5	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	11
Currency/Interest Rate	0	0	(20)	0	0	(31)

Total cash flow hedges	0	0	(20)	(6)	0	(20)

Net investment hedges
Currency(2)	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	51

Total net investment hedges	0	0	0	0	0	53

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,473)	0	0	0	0	0
Currency	(319)	0	0	0	0	0
Currency/Interest Rate	55	0	0	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(364)	0	0	0	0	0
Embedded Derivatives	1,691	0	0	0	0	0

Total non-qualifying hedges	(1,418)	0	0	0	0	0

Total	$(1,391)	(19)	$(20)	$(6)	$5	$33

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$72	$(39)	$0	$0	$12	$0
Currency	(47)	0	0	0	0	0

Total fair value hedges	25	(39)	0	0	12	0

Cash flow hedges
Interest Rate	0	0	0	(11)	0	16
Currency/Interest Rate	0	(1)	(35)	0	0	143

Total cash flow hedges	0	(1)	(35)	(11)	0	159

Net investment hedges
Currency(2)	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	157

Total net investment hedges	0	0	0	0	0	163

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,531)	0	0	0	0	0
Currency	(576)	0	0	0	0	0
Currency/Interest Rate	298	0	1	0	0	0
Credit	(10)	0	0	0	0	0
Equity	(1,809)	0	0	0	0	0
Embedded Derivatives	3,348	0	0	0	0	0

Total non-qualifying hedges	(2,280)	0	1	0	0	0

Total	$(2,255)	$(40)	$(34)	$(11)	$12	$322

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(40)	$(23)	$0	$1	$10	$0
Currency	34	(1)	0	0	0	0

Total fair value hedges	(6)	(24)	0	1	10	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	(2)
Currency/Interest Rate	0	(2)	8	0	0	189

Total cash flow hedges	0	(2)	8	(5)	0	187

Net investment hedges
Currency(2)	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	(35)

Total net investment hedges	0	0	0	0	0	(29)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,644	0	0	0	0	0
Currency	121	0	0	0	0	0
Currency/Interest Rate	5	0	1	0	0	0
Credit	(25)	0	0	0	0	0
Equity	310	0	0	0	0	0
Embedded Derivatives	(1,190)	0	0	0	0	0

Total non-qualifying hedges	1,865	0	1	0	0	0

Total	$1,859	$(26)	$9	$(4)	$10	$158

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(12)	$(48)	$0	$3	$21	$0
Currency	3	(2)	0	0	0	0

Total fair value hedges	(9)	(50)	0	3	21	0

Cash flow hedges
Interest Rate	0	0	0	(9)	0	5
Currency/Interest Rate	0	(4)	(2)	0	0	72

Total cash flow hedges	0	(4)	(2)	(9)	0	77

Net investment hedges
Currency(2)	0	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	88

Total net investment hedges	0	0	0	0	0	86

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,218	0	0	0	0	0
Currency	72	0	0	0	0	0
Currency/Interest Rate	115	0	1	0	0	0
Credit	(28)	0	0	0	0	0
Equity	(1,000)	0	0	0	0	0
Embedded Derivatives	177	0	0	0	0	0

Total non-qualifying hedges	554	0	1	0	0	0

Total	$545	$(54)	$(1)	$(6)	$21	$163

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three and six months ended June 30, 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2012	$(257)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2013	103
Amount reclassified into current period earnings	56

Balance, June 30, 2013	$(98)

Using June 30, 2013 values, it is anticipated that a pre-tax loss of approximately $30 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2014, offset by amounts pertaining to the hedged items. As of June 30, 2013, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $280 million and $117 million as of June 30, 2013 and December 31, 2012.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of June 30, 2013 and December 31, 2012. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 3 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	June 30, 2013
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$5	$0	$0	$0	$5	$0
2	0	0	0	0	0	0

Subtotal	5	0	0	0	5	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$5	$0	$0	$0	$5	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$275	$0	$0	$0	$275	$0
2	45	0	0	0	45	0

Subtotal	320	0	0	0	320	0
3	0	0	750	2	750	2
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	750	2	750	2

Total	$320	$0	$750	$2	$1,070	$2

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	June 30, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$0	$0	$120	$0
Capital Goods	0	0	90	0
Basic Industry	0	0	40	0
Transportation	0	0	25	0
Consumer Cyclical	0	0	20	0
Energy	0	0	20	0
Communication	5	0	5	0
Finance	0	0	0	0
Other(1)	0	0	750	2

Total Credit Derivatives	$5	$0	$1,070	$2

(1)	Includes Credit Default Index derivative with various industry categories.

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional of this credit derivative is $500 million and the fair value as of June 30, 2013 and December 31, 2012 was a liability of $28 million and $32 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2013 and December 31, 2012, the Company had $1,514 million and $1,680 million of outstanding notional amounts, respectively, reported at fair value as a liability of $38 million and an asset of $35 million, respectively.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $318 million and $314 million at June 30, 2013 and December 31, 2012, respectively.

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

The credit exposure of the Company’s over-the-counter (“OTC”) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to new guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $62 million as of June 30, 2013. In the normal course of business the Company has posted collateral related to these instruments of $79 million as of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

June 30, 2013. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2013, the Company estimates that it would be required to post a maximum of $8 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2013	December 31, 2012
	(in millions)
Total outstanding mortgage loan commitments	$3,557	$2,552
Portion of commitment where prearrangement to sell to investor exists	$921	$897

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2013	December 31, 2012
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$5,146	$3,410
Expected to be funded from separate accounts	$700	$757
Portion of separate account commitments with recourse to Prudential Insurance	$0	$7

(1)	Includes a remaining commitment of $91 million and $200 million at June 30, 2013 and December 31, 2012, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

	June 30, 2013	December 31, 2012
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,311	$2,178
Amount of above guarantee that is limited to separate account assets	$2,311	$2,167
Accrued liability associated with guarantee	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next twelve years. At June 30, 2013, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	June 30, 2013	December 31, 2012
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,584	$15,454
Fair value of related collateral associated with above indemnifications	$16,011	$15,730
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	June 30, 2013	December 31, 2012
	(in millions)
Guaranteed value of third parties’ assets	$71,349	$64,424
Fair value of collateral supporting these assets	$73,127	$67,555
Asset associated with guarantee, carried at fair value	$8	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Credit Enhancements

	June 30, 2013	December 31, 2012
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$166	$172
Fair value of properties and associated tax credits that secure the guarantee	$226	$215
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	June 30, 2013	December 31, 2012
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,187	$1,147
First-loss exposure portion of above	$376	$369
Accrued liability associated with guarantees	$18	$19

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,937 million of mortgages subject to these loss-sharing arrangements as of June 30, 2013, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2013, these mortgages had an average debt service coverage ratio of 1.81 times and an average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0.4 million and $2.2 million, for the six months ended June 30, 2013 and 2012, respectively.

Contingent Consideration

	June 30, 2013	December 31, 2012
	(in millions)
Maximum potential contingent consideration associated with acquisitions	$0	$52

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In connection with the Company’s initial investment in an operating joint venture, the Company agreed to pay additional consideration in future periods, contingent upon the attainment of defined operating objectives. The arrangement has been resolved as of June 30, 2013 and no additional consideration is required as the joint venture did not attain the defined operating objectives.

Other Guarantees

	June 30, 2013	December 31, 2012
	(in millions)
Other guarantees where amount can be determined	$456	$530
Accrued liability for other guarantees and indemnifications	$8	$8

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $313 million and $299 million as of June 30, 2013 and December 31, 2012, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $175 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

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

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint was

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

brought on behalf of Nevada beneficiaries of individual life insurance policies for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts. The complaint alleges that by failing to disclose material information about the accounts, the Company wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and pre and post-judgment interest. In February 2011, plaintiff appealed the dismissal to the Nevada Supreme Court. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2011, plaintiff appealed the dismissal. In January 2013, the Nevada Supreme Court affirmed the dismissal of the complaint. In May 2013, the time for the plaintiffs to appeal the dismissal expired.

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant and is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiff appealed the dismissal. In May 2013, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal of plaintiff’s putative class action complaint.

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiffs’ claims. In February 2013, the Court denied plaintiffs’ motion for class certification, granted the motion by Prudential Insurance for summary judgment against two of the named plaintiffs, and denied summary judgment against two other plaintiffs. In April 2013, the Court denied plaintiffs’ motions: (i) for reconsideration of the Court’s order denying class certification and granting the Company partial summary judgment; and (ii) to alter or amend the order denying class certification by redefining the class and bifurcating liability and damages issues.

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

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that has retained an outside law firm to investigate the Demand’s allegations.

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint.

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint sought back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008 and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. In January 2013, the Court denied plaintiffs’ motion for class certification in its entirety. In July 2013, the Court granted plaintiffs’ motion for reconsideration, permitting plaintiffs to file a motion to certify a class of employee insurance agents seeking recovery under state wage and hour laws.

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in residential mortgage-backed securities (“RMBS”). Eight actions were filed in New Jersey state court, captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al.; The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.; The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al.; The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al.; The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al.;The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al.; The Prudential Insurance Company of America, et al. v. Countrywide Financial Corp., et al.; and The Prudential Insurance Company of America, et al. v. UBS Securities LLC. et al. Additionally, two actions were filed in the United States District Court for the District of New Jersey: The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. and The Prudential Insurance Company of America v. Bank of America National Association and Merrill Lynch & Co., Inc., et al. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, and breaches of the New Jersey Civil RICO statute. The complaints seek unspecified damages.

Seven of the defendants (J.P. Morgan, Barclays, Nomura, RBS, Goldman Sachs, Countrywide, and UBS) removed the lawsuits from New Jersey state court to the United States District Court for the District of New Jersey. The Countrywide defendants also made an application to the Judicial Panel on Multi-District Litigation to transfer that case to the United States District Court for the Central District of California. In August 2013, that

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

application was granted. Except for the Nomura and Goldman Sachs actions, the Company filed motions to remand the lawsuit to New Jersey state court. The J.P. Morgan and Barclays lawsuits were remanded to New Jersey state court. The motions to remand in RBS and UBS remain pending.

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch and J.P. Morgan defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, and Morgan Stanley have been denied, and the motions to dismiss filed by Nomura, Credit Suisse, Barclays, and Bank of America/Merrill Lynch are pending.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2013 and December 31, 2012 (in millions)

	June 30, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$242,059	$44,048	$286,107	$254,917	$46,419	$301,336
Fixed maturities, held-to-maturity, at amortized cost	3,562	0	3,562	4,268	0	4,268
Trading account assets supporting insurance liabilities, at fair value	20,658	0	20,658	20,590	0	20,590
Other trading account assets, at fair value	5,809	274	6,083	6,053	275	6,328
Equity securities, available-for-sale, at fair value	5,289	3,465	8,754	5,052	3,225	8,277
Commercial mortgage and other loans	28,320	9,749	38,069	27,125	9,608	36,733
Policy loans	6,679	5,061	11,740	6,455	5,120	11,575
Other long-term investments	7,847	2,102	9,949	8,016	2,012	10,028
Short-term investments	6,344	1,731	8,075	5,186	1,261	6,447

Total investments	326,567	66,430	392,997	337,662	67,920	405,582
Cash and cash equivalents	12,425	620	13,045	17,546	554	18,100
Accrued investment income	2,528	585	3,113	2,534	593	3,127
Deferred policy acquisition costs	14,547	421	14,968	13,688	412	14,100
Value of business acquired	3,846	0	3,846	3,248	0	3,248
Other assets	13,114	478	13,592	11,376	511	11,887
Separate account assets	264,054	0	264,054	253,254	0	253,254

TOTAL ASSETS	$637,081	$68,534	$705,615	$639,308	$69,990	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$153,683	$50,507	$204,190	$165,212	$50,838	$216,050
Policyholders’ account balances	131,222	5,385	136,607	128,987	5,426	134,413
Policyholders’ dividends	161	5,469	5,630	257	7,250	7,507
Securities sold under agreements to repurchase	3,707	3,240	6,947	3,436	2,382	5,818
Cash collateral for loaned securities	4,927	780	5,707	2,864	1,077	3,941
Income taxes	5,619	(513)	5,106	9,058	(507)	8,551
Short-term debt	2,545	75	2,620	2,409	75	2,484
Long-term debt	21,967	1,675	23,642	23,054	1,675	24,729
Other liabilities	12,540	517	13,057	11,406	277	11,683
Notes issued by consolidated variable interest entities	2,147	0	2,147	1,577	0	1,577
Separate account liabilities	264,054	0	264,054	253,254	0	253,254

Total liabilities	602,572	67,135	669,707	601,514	68,493	670,007

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income	8,326	123	8,449	9,990	224	10,214
Other attributed equity	25,423	1,276	26,699	27,088	1,273	28,361

Total attributed equity	33,749	1,399	35,148	37,078	1,497	38,575

Noncontrolling interests	760	0	760	716	0	716

Total equity	34,509	1,399	35,908	37,794	1,497	39,291

TOTAL LIABILITIES AND EQUITY	$637,081	$68,534	$705,615	$639,308	$69,990	$709,298

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2013 and 2012 (in millions)

	Three Months Ended June 30,
	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,211	$711	$6,922	$6,813	$743	$7,556
Policy charges and fee income	1,375	0	1,375	1,062	0	1,062
Net investment income	2,941	770	3,711	2,563	795	3,358
Asset management fees and other income	(945)	5	(940)	2,411	(14)	2,397
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(125)	(55)	(180)	(221)	(125)	(346)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	102	45	147	147	106	253
Other realized investment gains (losses), net	(979)	(12)	(991)	1,683	173	1,856

Total realized investment gains (losses), net	(1,002)	(22)	(1,024)	1,609	154	1,763

Total revenues	8,580	1,464	10,044	14,458	1,678	16,136

BENEFITS AND EXPENSES
Policyholders’ benefits	6,154	870	7,024	6,497	930	7,427
Interest credited to policyholders’ account balances	360	34	394	1,212	35	1,247
Dividends to policyholders	37	408	445	32	572	604
Amortization of deferred policy acquisition costs	211	9	220	1,229	8	1,237
General and administrative expenses	2,588	139	2,727	2,517	135	2,652

Total benefits and expenses	9,350	1,460	10,810	11,487	1,680	13,167

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(770)	4	(766)	2,971	(2)	2,969

Income tax expense (benefit)	(274)	1	(273)	741	2	743

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(496)	3	(493)	2,230	(4)	2,226
Equity in earnings of operating joint ventures, net of taxes	5	0	5	6	0	6

INCOME (LOSS) FROM CONTINUING OPERATIONS	(491)	3	(488)	2,236	(4)	2,232
Income (loss) from discontinued operations, net of taxes	2	0	2	8	(1)	7

NET INCOME (LOSS)	(489)	3	(486)	2,244	(5)	2,239
Less: Income attributable to noncontrolling interests	35	0	35	15	0	15

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(524)	$3	$(521)	$2,229	$(5)	$2,224

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2013 and 2012 (in millions)

	Six Months Ended June 30,
	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$12,648	$1,358	$14,006	$12,915	$1,414	$14,329
Policy charges and fee income	2,731	0	2,731	2,111	0	2,111
Net investment income	5,816	1,533	7,349	5,092	1,586	6,678
Asset management fees and other income	(2,127)	17	(2,110)	2,253	9	2,262
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(334)	(154)	(488)	(532)	(387)	(919)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	252	133	385	376	338	714
Other realized investment gains (losses), net	(1,740)	96	(1,644)	391	193	584

Total realized investment gains (losses), net	(1,822)	75	(1,747)	235	144	379

Total revenues	17,246	2,983	20,229	22,606	3,153	25,759

BENEFITS AND EXPENSES
Policyholders’ benefits	12,558	1,685	14,243	12,081	1,789	13,870
Interest credited to policyholders’ account balances	1,376	68	1,444	2,144	69	2,213
Dividends to policyholders	94	911	1,005	70	976	1,046
Amortization of deferred policy acquisition	418	20	438	992	20	1,012
General and administrative expenses	5,134	276	5,410	5,141	271	5,412

Total benefits and expenses	19,580	2,960	22,540	20,428	3,125	23,553

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(2,334)	23	(2,311)	2,178	28	2,206

Income tax expense	(1,109)	5	(1,104)	911	11	922

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,225)	18	(1,207)	1,267	17	1,284
Equity in earnings of operating joint ventures, net of taxes	54	0	54	13	0	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,171)	18	(1,153)	1,280	17	1,297
Income (loss) from discontinued operations, net of taxes	3	0	3	15	(1)	14

NET INCOME (LOSS)	(1,168)	18	(1,150)	1,295	16	1,311
Less: Income attributable to noncontrolling interests	77	0	77	26	0	26

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(1,245)	$18	$(1,227)	$1,269	$16	$1,285

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2013, compared with December 31, 2012, and its consolidated results of operations for the three and six months ended June 30, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements,” “Risk Factors” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of the Businesses” in our 2012 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.044 trillion of assets under management as of June 30, 2013, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On January 2, 2013, we completed the acquisition of The Hartford’s individual life insurance business (“Hartford Life Business”) through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion.

On June 3, 2013, Prudential Financial received notice of a proposed determination by the Financial Stability Oversight Council (the “Council”) that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, Prudential Financial provided notice to the Council requesting a nonpublic written and oral evidentiary hearing before the Council to contest the Council’s proposed determination. The written and oral evidentiary hearing was held and completed as of July 30, 2013. According to the regulations, the Council will make a final determination on the Company’s status as a Covered Company within 60 days after the hearing. If Prudential Financial is designated by the Council as a Covered Company, it could be subject to stricter prudential standards under the Dodd-Frank Act, which may include requirements regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including consolidated group-wide supervision, stricter regulation (including enhanced loss absorbency requirements), and development of risk reduction and resolution plans in the event of distress. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

On June 11, 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act. As of June 30, 2013, the Company purchased 6.6 million shares of our Common Stock under the prior twelve-month $1.0 billion authorization that expired on June 30, 2013 for a total cost of $400 million, including 3.9 million shares purchased in the first six months of 2013 at a total cost of $250 million.

On February 12, 2013 and May 14, 2013, Prudential Financial’s Board of Directors declared a dividend of $0.40 per share of Common Stock for the first and second quarters of 2013, respectively.

Impact of Low Interest Rate Environment

Domestic Financial Services Businesses

Interest rates in the U.S. remain lower than historical levels, despite recent increases. As a result, our current reinvestment yields are lower than the overall portfolio income yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low through at least 2014, our portfolio income yields are expected to continue to decline in future periods.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and pre-payments to be approximately 10% of the total fixed maturity securities and commercial mortgage loans through 2014. The domestic Financial Services Businesses’ general account has approximately $154 billion of such assets (based on net carrying value) as of June 30, 2013. As these assets mature, the current average portfolio income yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $154 billion of fixed maturity securities and commercial mortgage loans are approximately $60 billion that are subject to call or redemption features at the issuer’s option, which have a weighted average interest rate of approximately 5%. As of June 30, 2013, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and pre-payments at rates below the current portfolio yield, including in some cases, at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset-liability management strategies described below, in order to maintain current net interest margins. As of June 30, 2013, our domestic Financial Services Businesses have approximately $149 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $48 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of June 30, 2013 and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1%	$0.6	$0.0	$0.0	$0.0	$0.0	$0.6
1% - 1.99%	1.5	0.4	10.5	3.1	0.2	15.7
2% - 2.99%	2.7	0.0	0.1	0.4	1.3	4.5
3% - 4.00%	23.2	1.4	1.7	0.4	0.1	26.8
Greater than 4%	0.7	0.0	0.0	0.0	0.0	0.7

Total	$28.7	$1.8	$12.3	$3.9	$1.6	$48.3

Percentage of total	59%	4%	26%	8%	3%	100%

For the contracts above guaranteed minimum crediting rates, although we may have the ability to lower crediting rates, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $13 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $88 billion of the $149 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset-liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50% for the period from July 1, 2013 through December 31, 2014, and credit spreads remain unchanged from levels as of June 30, 2013, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio income yields, would be approximately $8 million in the second half of 2013 and $60 million in 2014. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $48 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest-sensitive products successfully through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based earnings play a more prominent role in product profitability.

Japan Insurance Operations

Our Japan insurance operations have experienced a prolonged low interest rate environment for many years. As of June 30, 2013, these operations have $125 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $125 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, the current crediting rates are substantially at or near contractual minimums. For the contracts above guaranteed minimum crediting rates, although we have the ability to lower crediting rates in some cases, the majority of this business has credited interest rates which are determined by formula. Our Japan insurance operations employ a proactive asset-liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, which includes strategies similar to those described for the domestic Financial Services Businesses above.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2013 and 2012 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$400	$107	$772	$528
Retirement	279	147	507	303
Asset Management	168	52	347	184

Total U.S. Retirement Solutions and Investment Management Division	847	306	1,626	1,015

Individual Life	141	61	278	173
Group Insurance	22	33	31	(7)

Total U.S. Individual Life and Group Insurance Division	163	94	309	166

International Insurance	850	678	1,727	1,275

Total International Insurance Division	850	678	1,727	1,275

Corporate and Other	(347)	(225)	(661)	(552)

Adjusted operating income before income taxes for the Financial Services Businesses	1,513	853	3,001	1,904
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(2,698)	3,058	(6,003)	342
Charges related to realized investment gains (losses), net(2)	468	(1,028)	770	(150)
Investment gains on trading account assets supporting insurance liabilities, net(3)	(471)	4	(376)	238
Change in experience-rated contractholder liabilities due to asset value changes(4)	471	54	328	(192)
Divested businesses(5)	(84)	22	(55)	23
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	31	8	1	13

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(770)	2,971	(2,334)	2,178
Income (loss) from continuing operations before income taxes for Closed Block Business	4	(2)	23	28

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(766)	$2,969	$(2,311)	$2,206

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.
(2)	Includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. Also includes charges that represent the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs, and other costs.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Results for the second quarter and first six months of 2013 increased in comparison to the prior year periods. The increases for both periods include favorable comparative impacts from changes in the estimated profitability of the business, as well as higher asset-based fee income, driven by higher average variable annuity account values, net of an increased level of asset-based commissions, amortization costs and reserve provisions.

Retirement. Results for the second quarter and first six months of 2013 increased in comparison to the prior year periods primarily reflecting higher net investment spread results and a more favorable reserve benefit from case experience, primarily driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as higher asset-based fee income resulting from increased account values.

Asset Management. Results for the second quarter and first six months of 2013 increased in comparison to the prior year periods. The increases for both periods include an improved contribution from the segment’s incentive, transaction, strategic investing and commercial mortgage activities, and higher asset management fees, partially offset by increased expenses.

Individual Life. Results for the second quarter and first six months of 2013 increased in comparison to the prior year periods. The increases for both periods primarily reflect improved mortality experience and earnings from the in force Hartford Life Business acquired in January 2013.

Group Insurance. Results for the second quarter of 2013 decreased in comparison to the second quarter of 2012 primarily due to less favorable group life underwriting results partially offset by more favorable group disability underwriting results. Segment results for the first six months of 2013 increased in comparison to the first six months of 2012 primarily due to more favorable group disability and life underwriting results.

International Insurance. Results for the second quarter and first six months of 2013 increased in comparison to the prior year periods. Results for both periods benefited from business growth, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison businesses, and greater contributions from investment results. In addition, the current six month period benefited from a gain on the sale of our remaining indirect investment in China Pacific Group.

Corporate and Other operations. Results for both the second quarter and first six months of 2013 compared to the prior year periods reflect an increased loss primarily driven by higher levels of expenses and greater interest expense including the impact of debt prefunding activities.

Closed Block Business. Income from continuing operations before income taxes for the second quarter and first six months of 2013 was relatively unchanged from the prior year periods as the decrease in net realized investment gains was mostly offset by the decrease in the policyholder dividend obligation expense.

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

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of June 30, 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.7% near-term mean reversion equity rate of return.

Additional information on our policies for our critical accounting estimates listed above may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Financial Services Businesses:
Revenues	$8,580	$14,458	$17,246	$22,606
Benefits and expenses	9,350	11,487	19,580	20,428

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(770)	2,971	(2,334)	2,178
Income tax expense (benefit)	(274)	741	(1,109)	911

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(496)	2,230	(1,225)	1,267
Equity in earnings of operating joint ventures, net of taxes	5	6	54	13

Income (loss) from continuing operations for Financial Services Businesses	(491)	2,236	(1,171)	1,280
Income (loss) from discontinued operations, net of taxes	2	8	3	15

Net income (loss)—Financial Services Businesses	(489)	2,244	(1,168)	1,295
Less: Income attributable to noncontrolling interests	35	15	77	26

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$(524)	$2,229	$(1,245)	$1,269

Closed Block Business:
Revenues	$1,464	$1,678	$2,983	$3,153
Benefits and expenses	1,460	1,680	2,960	3,125

Income (loss) from continuing operations before income taxes for Closed Block Business	4	(2)	23	28
Income tax expense	1	2	5	11

Income (loss) from continuing operations for Closed Block Business	3	(4)	18	17
Income (loss) from discontinued operations, net of taxes	0	(1)	0	(1)

Net income (loss) – Closed Block Business	3	(5)	18	16
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$3	$(5)	$18	$16

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$(521)	$2,224	$(1,227)	$1,285

Results of Operations—Financial Services Businesses

2013 to 2012 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses decreased $2,727 million, from income of $2,236 million in the second quarter of 2012 to a loss of

$491 million in the second quarter of 2013. Results for the second quarter of 2013 compared to the second quarter of 2012 reflect the following:

•

Lower net pre-tax earnings of $2,962 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

A $1,828 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information); and

•

$962 million lower net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to increased interest rates as well as foreign currency exchange rate movements driven by the weakening of the Japanese yen.

Partially offsetting these decreases in income from continuing operations were the following items:

•

More favorable results of $1,606 million, on a pre-tax basis, associated with our Capital Protection Framework driven by an increase in interest rates reflecting our decision to hold capital against a portion of our interest rate exposure rather than fully hedging the risk (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework for additional information);

•	A $1,015 decrease in income tax expense reflecting the decrease in pre-tax income from continuing operations; and

•

A $199 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Adjusted Operating Income” for additional information).

In addition to the items above, several of our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, contributions from our recent acquisition of the Hartford Life Business, and higher income from alternative investments (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

2013 to 2012 Six Month Comparison. Income from continuing operations for the Financial Services Businesses decreased $2,451 million, from income of $1,280 million in the first six months of 2012 to a loss of $1,171 million in the first six months of 2013. Results for the first six months of 2013 compared to the first six months of 2012 reflect the following:

•

Lower net pre-tax earnings of $4,131 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen (see

“—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

A $1,688 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, primarily driven by the impact of non-performance risk, partially offset by the impact of amortization of deferred policy acquisition and other costs (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information);

•

$964 million lower net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to increased interest rates as well as foreign currency exchange rate movements primarily driven by the weakening of the Japanese yen.

Partially offsetting these decreases in income from continuing operations were the following items:

•

A $2,020 decrease in income tax expense reflecting a decrease in pre-tax income from continuing operations and use of the loss limitation method in 2013 partially offset by the effect of a “double tax” recognized for U.S. GAAP purposes (see “—Income Taxes” for additional information);

•

More favorable results of $1,450 million, on a pre-tax basis, associated with our Capital Protection Framework driven by an increase in interest rates reflecting our decision to hold capital against a portion of our interest rate exposure rather than fully hedging the risk (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework for additional information);

•

A $117 million pre-tax gain in the current period associated with the estimated recovery of prior losses related to derivative transactions previously held with Lehman Brothers and its affiliates (see Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information);

•	A $66 million pre-tax gain from the sale of our remaining indirect investment in China Pacific Group; and

•

A $65 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs and the reserves for guaranteed minimum death and income benefit features of our variable annuity products, reflecting updates to the estimated profitability of the business, primarily resulting from market performance (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Adjusted Operating Income” for additional information).

In addition to the items above, several of our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, contributions from our recent acquisition of the Hartford Life Business, and higher income from alternative investments (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable and fixed annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products and the eventual payment of benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

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

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income drives other items such as our pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, the impact of market changes which can be either positive or negative, and outflows related to surrenders, withdrawals, benefit payments and policy charges. The annuity industry competitive landscape, which has been dynamic over the last few years, may impact our net flows and new business sales. The following tables set forth account value information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$142,748	$124,054	$135,342	$113,535
Sales	2,453	5,358	6,677	10,317
Surrenders and withdrawals	(1,936)	(1,660)	(3,753)	(3,379)

Net sales	517	3,698	2,924	6,938
Benefit payments	(422)	(350)	(803)	(718)

Net flows	95	3,348	2,121	6,220
Change in market value, interest credited and other activity	(561)	(2,669)	5,555	5,598
Policy charges	(808)	(639)	(1,544)	(1,259)

Ending total account value(2)	$141,474	$124,094	$141,474	$124,094

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $137.8 billion and $120.3 billion as of June 30, 2013 and 2012, respectively. Fixed annuity account values were $3.7 billion and $3.8 billion as of June 30, 2013 and 2012, respectively.
(2)	As of June 30, 2013, includes variable annuity account values of $81 billion, or 59%, invested in equity portfolios, $43 billion, or 31%, invested in bond portfolios, $7 billion, or 5%, invested in market value adjusted or fixed-rate accounts and $7 billion, or 5%, invested in money market funds.

As shown above, our account values are significantly impacted by net sales and the impact of market performance on contractholders’ accounts. The declines in sales for the three and six months ended June 30, 2013 compared to the prior year periods primarily reflect the impacts of our actions in the second half of 2012 and the first quarter of 2013 to implement variable annuity product modifications for new sales to scale back benefits, increase pricing, reduce commissions and close a share class. We also suspended additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. The six months ended June 30, 2013 reflect a partial offset to these declines from a temporary increase in sales in the first quarter in advance of the product modifications in that period. The increases in surrenders and withdrawals for the three and six months ended June 30, 2013 compared to the prior year periods are primarily driven by the higher overall level of account values. The change in market value, interest credited and other activity primarily reflects changes in the market value of contractholder funds. The decline in market value for the three months ended June 30, 2013 was driven by unfavorable fund investment performance, primarily due to the unfavorable impact of rising interest rates on bond funds, while the decline for the three months ended June 30, 2012 was primarily driven by equity market depreciation. The increases in market value for the six months ended June 30, 2013 and 2012 were driven by significant equity market appreciation in the first quarter of both years, which more than offset the respective declines in the second quarters. The increases in policy charges for the three and six months ended June 30, 2013 compared to the prior year periods primarily reflect higher average account values.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,119	$968	$2,187	$1,926
Benefits and expenses	719	861	1,415	1,398

Adjusted operating income	400	107	772	528
Realized investment gains (losses), net, and related adjustments	(1,169)	2,193	(2,249)	390
Related charges	392	(1,052)	754	(132)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(377)	$1,248	$(723)	$786

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $293 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $94 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in the level of asset-based commissions, amortization costs and reserve provisions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs. These adjustments resulted in a net benefit of $75 million and a net charge of $124 million in the second quarter of 2013 and 2012, respectively. The net benefit in the second quarter of 2013 primarily reflects the impact of higher interest rates, which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions. The net charge in the second quarter of 2012 primarily reflects negative equity market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

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

Six Month Comparison. Adjusted operating income increased $244 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $179 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in the level of asset-based commissions, amortization costs and reserve provisions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs. These adjustments resulted in net benefits of $137 million and $72 million in the first six months of 2013 and 2012, respectively. The net benefit in the first six months of 2013 primarily reflects the impact of higher interest rates in the second quarter, as discussed above, and positive equity market performance on contractholder accounts in the first quarter relative to our assumptions. The net benefit in the first six months of 2012 primarily reflects the impact of overall positive equity market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $151 million, primarily driven by a $159 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $142 million. Absent the $199 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $57 million. General and administrative expenses, net of capitalization, increased $32 million, driven by higher asset-based commissions and asset management costs, reflecting business and account value growth. The amortization of DAC increased $18 million, primarily driven by higher gross profits related to the increase in fee income discussed above.

Six Month Comparison. Revenues increased $261 million, primarily driven by a $293 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $31 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts, driven by an automatic rebalancing element in some of our optional living benefit features. For additional information on the automatic rebalancing element, also referred to as an asset transfer feature, see “—Variable Annuity Risks and Risk Mitigants” below.

Benefits and expenses increased $17 million. Absent the $65 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $82 million. General and administrative expenses, net of capitalization, increased $57 million, driven by higher asset-based commissions and asset management costs, reflecting business and account value growth. The amortization of DAC increased $30 million, primarily driven by higher gross profits related to the increase in fee income discussed above. These increases were partially offset by a $19 million decline in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

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

Our automatic rebalancing element occurs at the contractholder level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of subsequent contractholder deposits. In addition, certain fees are based on the greater of a benefit guarantee amount or the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our living benefits hedging program to manage the risk associated with certain of our optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through our hedge program, we enter into derivative positions that seek to replicate the net change in our hedge target, discussed further below. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future. For additional information regarding this program see “—Variable Annuities Living Benefits Hedging Program Results” below.

For our optional living benefits features, claims will primarily be paid in the form of lifetime contractholder withdrawal payments. These payments commence only after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, no such claims payments have occurred to date, nor are they expected to occur within the next five years, based upon current market assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments based on a “highest daily” contract value. Late in the first quarter of 2013, we launched the Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

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

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits less any partial withdrawals. For certain products, we offer an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing element because the contractholder also selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the mortality and longevity risk on these lives.

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	June 30, 2013		December 31, 2012		June 30, 2012
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$95,646	69%	$89,167	68%	$77,688	63%
Hedging program only	11,655	9%	11,744	9%	11,651	10%
Automatic rebalancing only	2,473	2%	2,787	2%	3,123	3%
Neither risk mitigant	3,616	2%	3,556	3%	3,603	3%

Total optional living benefit/GMDB features	$113,390		$107,254		$96,065

GMDB features only(3):
Neither risk mitigant	24,385	18%	24,354	18%	24,261	21%

Total variable annuity account value	$137,775		$131,608		$120,326

(1)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(2)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of June 30, 2013 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, which include an automatic rebalancing element and are also included in our living benefits hedging program.

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

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedge program to manage the risk associated with certain of these guarantees. Our hedge program utilizes an internally-defined hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications:

(1)	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

(2)	A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the contractholder separate account funds in order to better replicate the projected returns within those funds.

(3)	The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of contractholder account values, as we believe the impact of these margins is highly sensitive to short-term market conditions and does not reflect the long-term nature of these guarantees.

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

	As of June 30, 2013	As of December 31, 2012
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$0.4	$3.3
Less: NPR Adjustment	(2.7)	(4.8)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	3.1	8.1
Less: Portion of embedded derivative liability, excluding NPR, excluded from hedge target liability	1.9	2.3

Hedge target liability	$1.2	$5.8

We seek to replicate the changes in our hedge target by entering into a range of exchange-traded, cleared and other over the counter equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to, interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures. The following table sets forth the market and notional values of these instruments as of the periods indicated.

	As of June 30, 2013				As of December 31, 2012
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$2.3	$0.0	$0.0	$0.0	$6.5	$(0.2)	$0.0	$0.0
Swaps	8.8	0.1	57.9	(0.6)	5.5	(0.1)	54.1	3.0
Options	9.3	0.4	24.3	0.3	10.7	0.5	25.3	0.8

Total	$20.4	$0.5	$82.2	$(0.3)	$22.7	$0.2	$79.4	$3.8

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors, such as updates to contractholder behavior assumptions which are generally not hedged and typically occur annually in the third quarter, the market value of the hedge portfolio compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held as part of the hedging program, we have cash, other invested assets and affiliated receivables available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “—Liquidity and Capital Resources—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value changes, we make certain assumptions about how each underlying fund will perform. We map contractholder funds to indices that we believe are comparable, are readily tradeable and have active derivative markets. The difference between the modeled fund performance and actual fund performance results in basis differences that can be either positive or negative.

•

Liability Basis—We make assumptions about expected changes in the hedge target, and attempt to replicate capital market changes with our hedge program. The difference between the actual change in the hedge target and the expected changes we have modeled results in basis differences, which can be either positive or negative.

•

Rebalancing Costs and Volatility—We incur costs associated with rebalancing hedge positions for basis differences between the hedge positions and the hedge target. Our hedge program is also subject to the impact of realized market volatility in excess of, or lower than, our long-term volatility assumptions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(2,835)	$2,430	$(5,536)	$(89)
Change in value of hedge target	2,673	(2,617)	5,073	186

Net hedging impact(2)	$(162)	$(187)	$(463)	$97

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact(2) (from above)	$(162)	$(187)	$(463)	$97
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	98	(693)	357	(473)
Change in the NPR adjustment	(1,048)	3,023	(2,084)	729

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities(2)	(1,112)	2,143	(2,190)	353

Related benefit (charge) to amortization of DAC and other costs(4)	389	(1,038)	752	(103)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$(723)	$1,105	$(1,438)	$250

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Excludes $591 million and $(876) million for the three months ended June 30, 2013 and 2012, respectively, and $909 million and $(294) million for the six months ended June 30, 2013 and 2012, respectively representing the impact of managing interest rate risk by holding capital against a portion of the interest rate exposure associated with these contracts. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(4)	Includes $(24) million and $(29) million for the three months ended June 30, 2013 and 2012, respectively, and $(58) million and $13 million for the six months ended June 30, 2013 and 2012, respectively, representing the current period impact of incorporating the net hedging impact into our best estimate of gross profits used to set amortization rates.

The total net impacts shown in the table above were primarily driven by changes in the NPR adjustment in all periods. Favorable capital markets conditions in 2013, primarily driven by rising interest rates, drove decreases in the base embedded derivative liability before NPR, and corresponding declines in the NPR adjustment for both the three and six months ended June 30, 2013. Net unfavorable capital markets conditions in 2012, primarily driven by declining interest rates, drove increases in the base embedded derivative liability before NPR, and corresponding increases in the NPR adjustment for both the three and six months ended June 30, 2012. To a lesser extent, results for all periods also reflect the net impacts of changes in the value of our hedge target and related hedge positions. Fund underperformance relative to indices and rebalancing costs and volatility, partially offset by favorable liability basis, drove net charges for the three and six months ended June 30, 2013 and for the three months ended June 30, 2012, while the net impact for the six months ended June 30, 2012 was relatively flat due to fund outperformance in the first quarter of that year. The changes in the NPR adjustment and the net hedging impacts were partially offset by related impacts to the amortization of DAC and other costs in all periods.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,521	$1,242	$2,857	$2,349
Benefits and expenses	1,242	1,095	2,350	2,046

Adjusted operating income	279	147	507	303
Realized investment gains (losses), net, and related adjustments	(242)	159	(359)	(1)
Related charges	0	2	1	0
Investment gains on trading account assets supporting insurance liabilities, net	(544)	87	(666)	168
Change in experience-rated contract holder liabilities due to asset value changes	544	(29)	618	(122)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$37	$366	$101	$348

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $132 million primarily driven by higher net investment spread results and a more favorable reserve benefit from case experience, as well as higher asset-based fee income. The increase in net investment spread results primarily reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012 as well as higher income from non-coupon investments. The more favorable reserve benefit from case experience also reflects the impact of these pension risk transfer transactions, which experienced favorable mortality in the current quarter, partially resulting from a change in benefit administration. Higher asset-based fee income was driven by net additions of investment-only stable value account values and increases in full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, driven by higher compensation costs and strategic initiatives. In addition, full service net investment spread results were lower driven by lower portfolio yields, partially offset by lower crediting rates driven by rate resets in the third quarter of 2012 and first quarter of 2013.

Six Month Comparison. Adjusted operating income increased $204 million reflecting higher net investment spread results and a more favorable reserve benefit from case experience, as well as higher asset-based fee income. The increase in net investment spread results primarily reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012 and higher income from non-coupon investments. The more favorable reserve benefit from case experience also reflects the impact of these pension risk transfer transactions, which experienced favorable mortality in the current year, partially resulting from a change in benefit administration. Higher asset-based fee income was driven by net additions of investment-only stable value account values and increases in full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, driven by higher compensation costs and strategic initiatives. In addition, full service net investment spread results were lower driven by lower portfolio yields, partially offset by lower crediting rates driven by rate resets in the third quarter of 2012 and first quarter of 2013.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $279 million. Net investment income increased $258 million reflecting higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Policy charges and fee income, and asset management fees and other income increased $15 million, primarily from higher asset-based fees driven by increases in investment-only stable value and full service account values, as discussed above. Premiums increased $6 million reflecting a net increase related to the significant pension risk transfer transactions, which included amortization of deferred profits, partially offset by a net decline in sales of other group annuities and structured settlements.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $147 million. Policyholders’ benefits, including the change in policy reserves, increased $177 million, primarily driven by the pension risk transfer transactions discussed above, reflecting an increase from interest credited on account values, partially offset by a more favorable reserve benefit from case experience, partially resulting from a change in benefit administration. General and administrative expenses increased $13 million, driven by higher compensation costs and strategic initiatives. Partially offsetting the increases above was a $44 million decrease in interest credited to policyholders’ account balances primarily reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values.

Six Month Comparison. Revenues increased $508 million. Net investment income increased $445 million driven primarily by higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Premiums increased $38 million reflecting a net increase related to the significant pension risk transfer transactions, which included amortization of deferred profits. Policy charges and fee income, and asset management fees and other income, increased $25 million, primarily from higher asset-based fees that were driven by increases in investment-only stable value and full service account values, as discussed above.

Benefits and expenses increased $304 million. Policyholders’ benefits, including the change in policy reserves, increased $363 million, primarily driven by the pension risk transfer transactions discussed above, reflecting an increase from interest credited on account values, partially offset by a more favorable reserve benefit from case experience, partially resulting from a change in benefit administration. General and administrative expenses, net of capitalization, increased $20 million, driven by higher compensation and strategic initiatives. Partially offsetting the increase above was an $83 million decrease in interest credited to policyholders’ account balances reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Full Service(1):
Beginning total account value	$156,380	$145,991	$148,405	$139,430
Deposits and sales	3,697	4,363	9,376	9,009
Withdrawals and benefits	(3,622)	(3,671)	(8,298)	(10,774)
Change in market value, interest credited and interest income and other activity(2)	1,283	(4,278)	8,255	4,740

Ending total account value	$157,738	$142,405	$157,738	$142,405

Net additions (withdrawals)	$75	$692	$1,078	$(1,765)

Institutional Investment Products(3):
Beginning total account value	$143,011	$93,853	$141,435	$90,089
Additions	4,360	8,457	8,205	12,856
Withdrawals and benefits(4)	(2,462)	(2,832)	(4,781)	(4,370)
Change in market value, interest credited and interest income	(662)	1,562	(460)	2,490
Other(4)	(146)	1,403	(298)	1,378

Ending total account value(5)(6)	$144,101	$102,443	$144,101	$102,443

Net additions(7)	$1,898	$5,625	$3,424	$8,486

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $7.1 billion and $6.3 billion as of June 30, 2013 and 2012, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for the three and six months ended June 30, 2012 representing the divestiture of bank deposits held by PB&T, as a result of our decision to limit its operations to trust services.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit plan of $5.6 billion and $5.8 billion as of June 30, 2013 and 2012, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion and $1.5 billion as of June 30, 2013 and 2012, respectively related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY). For additional information, see Note 9 to the Unaudited Interim Consolidated Financial Statements.
(4)	Withdrawals and benefits includes ($6) million and ($10) million for the three and six months ended June 30, 2013, respectively, and ($886) million and ($900) million for the three and six months ended June 30, 2012, respectively, representing transfers from accounts we manage to externally-managed accounts. These transfers are offset in Other, as there is no net impact on ending account values for these transfers.
(5)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $66.3 billion and $53.2 billion as of June 30, 2013 and 2012, respectively.
(6)	Ending total account value for the institutional investment products business includes $32.6 billion as of June 30, 2013 related to significant pension risk transfer transactions that closed in the fourth quarter of 2012. These account values will decline over time resulting from benefit payments to contract holders.
(7)	Net additions for the institutional investment products business include investment-only stable value account value net additions of $2.8 billion and $6.3 billion for the three and six months ended June 30, 2013, respectively, and $7.8 billion and $10.9 billion for the three and six months ended June 30, 2012, respectively.

The increases in full service account values as of June 30, 2013 compared to the prior periods shown above primarily reflect the impact of equity market appreciation on the market value of customer funds. The decrease in net additions (withdrawals) for the three months ended June 30, 2013 compared to the prior year period was primarily due to a lower volume of large plan sales partially offset by a lower volume of large plan lapses. The increase in net additions (withdrawals) for the six months ended June 30, 2013 compared to the prior year period is primarily driven by a lower volume of large plan lapses.

The increases in institutional investment products account values as of June 30, 2013 compared to the prior periods primarily reflect net additions of our fee-based investment-only stable value product, partially offset by declines in the market value of customer funds driven by increases in fixed income yields during the second quarter of 2013. The increase compared to June 30, 2012 also reflects net additions, driven by significant pension risk transfer transactions in the fourth quarter of 2012. The decrease in net additions for the three and six months ended June 30, 2013 compared to the prior year periods was primarily due to decreases in investment-only stable value sales and an increase in benefit payments driven by the significant pension risk transfer transactions, discussed above.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$665	$492	$1,325	$1,046
Expenses	497	440	978	862

Adjusted operating income	168	52	347	184
Realized investment gains (losses), net, and related adjustments	(6)	0	(12)	(5)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	31	10	64	20

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$193	$62	$399	$199

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $116 million. The increase reflects improved strategic investing results, as the prior year quarter included a $75 million impairment and other declines in values of certain real estate-related investments. Also contributing to the increase were higher asset management fees, driven by higher average asset values due to positive net flows and market appreciation since the second quarter of 2012. These increases were partially offset by higher compensation costs.

Six Month Comparison. Adjusted operating income increased $163 million. The increase reflects higher asset management fees, driven by higher average asset values due to positive net flows and market appreciation since the second quarter of 2012. Also contributing to the increase were improved strategic investing results, as the prior year period included a $75 million impairment and other declines in values of certain real estate-related investments, as well as higher performance-based incentive fees, net of direct expenses, driven by outperformance in public equity and fixed income accounts in 2013. These increases were partially offset by higher compensation costs.

Revenues and Expenses

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$207	$190	$410	$380
Retail customers(1)	154	124	299	245
General account	106	93	209	185

Total asset management fees	467	407	918	810

Incentive fees(2)	17	9	33	0
Transaction fees	9	13	14	21
Strategic investing	(2)	(89)	13	(78)
Commercial mortgage(3)	36	42	65	62

Other related revenues(4)	60	(25)	125	5

Service, distribution and other revenues(5)	138	110	282	231

Total revenues	$665	$492	$1,325	$1,046

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	A portion of incentive fee revenue is offset in compensation expense in accordance with the terms of contractual agreements. Certain fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of June 30, 2013, $87 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment.
(3)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(4)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(5)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $16 million for the three months ended June 30, 2013 and 2012, respectively, and $36 million and $31 million for the six months ended June 30, 2013 and 2012, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $173 million. Strategic investing revenues increased $87 million, as the prior year quarter included a $75 million impairment and other declines in values of certain real estate-related investments. Asset management fees increased $60 million, driven by higher average asset values due to positive net flows and market appreciation since the second quarter of 2012. Service, distribution and other revenues increased $28 million, which primarily reflects higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds.

Expenses, as shown in the table above under “—Operating Results,” increased $57 million, primarily driven by higher compensation costs, and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Six Month Comparison. Revenues increased $279 million. Asset management fees increased $108 million, driven by higher average asset values due to positive net flows and market appreciation since the second quarter of 2012. Strategic investing revenues increased $91 million, as the prior year period included a $75 million impairment and other declines in values of certain real estate-related investments. Service, distribution and other revenues increased $51 million, which primarily reflects higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds. Performance-based incentive fee revenues increased $33 million, driven by outperformance in public equity and fixed income accounts.

Expenses increased $116 million, primarily driven by higher compensation costs, and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following tables set forth assets under management by asset class and source as of the dates indicated.

	June 30, 2013	December 31, 2012	June 30, 2012
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$57.1	$51.7	$48.0
Fixed income	229.3	230.8	211.1
Real estate	32.7	31.2	30.1

Institutional customers(1)(2)	319.1	313.7	289.2

Retail customers:
Equity	98.9	86.6	80.9
Fixed income	51.3	50.3	49.5
Real estate	2.2	1.8	1.3

Retail customers(3)	152.4	138.7	131.7

General account:
Equity	7.9	9.4	8.5
Fixed income	345.2	363.7	321.4
Real estate	1.4	1.5	1.5

General account	354.5	374.6	331.4

Total assets under management	$826.0	$827.0	$752.3

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of June 30, 2013, December 31, 2012 and June 30, 2012, includes $37.4 billion, $37.2 billion and $33.7 billion, respectively, of assets under management related to investment-only stable value products.

(3)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30, 2013
	2013	2012	2013	2012
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$323.2	$286.1	$313.7	$271.8	$289.2
Net additions (withdrawals), excluding money market activity:
Third party(1)	3.1	0.0	10.0	5.4	21.8
Affiliated(2)	(0.2)	(1.4)	0.0	(1.5)	0.0

Total	2.9	(1.4)	10.0	3.9	21.8
Market appreciation	(6.7)	4.3	(3.8)	13.1	9.4
Other increases (decreases)(4)	(0.3)	0.2	(0.8)	0.4	(1.3)

Ending Assets Under Management	$319.1	$289.2	$319.1	$289.2	$319.1

Retail Customers:
Beginning Assets Under Management	$143.8	$125.1	$138.7	$119.3	$131.7
Net additions (withdrawals), excluding money market activity:
Third party	2.5	3.6	4.3	6.9	10.2
Affiliated	6.8	7.5	3.4	(2.0)	(0.8)

Total	9.3	11.1	7.7	4.9	9.4
Market appreciation	(0.3)	(4.3)	6.7	7.0	13.1
Other increases (decreases)(4)	(0.4)	(0.2)	(0.7)	0.5	(1.8)

Ending Assets Under Management	$152.4	$131.7	$152.4	$131.7	$152.4

General Account:
Beginning Assets Under Management	$373.3	$321.3	$374.6	$326.7	$331.4
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated(3)	(1.1)	1.5	5.6	0.9	42.3

Total	(1.1)	1.5	5.6	0.9	42.3
Market appreciation	(9.4)	3.8	(5.7)	7.7	1.8
Other increases (decreases)(4)	(8.3)	4.8	(20.0)	(3.9)	(21.0)

Ending Assets Under Management	$354.5	$331.4	$354.5	$331.4	$354.5

(1)	Includes net additions into fixed income accounts related to investment-only stable value products of $0.1 billion and $2.5 billion for the three months ended June 30, 2013 and 2012, respectively, $0.9 billion and $3.5 billion for the six months ended June 30, 2013 and 2012, respectively, and $3.8 billion for the twelve months ended June 30, 2013.
(2)	Includes $1.0 billion from the acquisition of the Hartford Life Business for the six and twelve months ended June 30, 2013.
(3)	Includes $7.9 billion for the six and twelve months ended June 30, 2013 from the acquisition of the Hartford Life Business on January 2, 2013, and $31.0 billion for the twelve months ended June 30, 2013 from two significant pension risk transfer transactions in the Retirement segment that occurred in 2012.
(4)	Includes the effect of foreign exchange rate changes, net money market activity, and transfers (to)/from the Retirement segment as a result of changes in the client contract form.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2013	2012
	(in millions)
Co-Investments:
Real estate	$378	$448
Fixed income	63	24
Seed Investments:
Real estate	29	22
Public equity	164	231
Fixed income	203	219
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	0
Private equity secured by investor equity	0	23
Real estate secured by fund assets	0	4

Total	$837	$971

The $134 million decrease in strategic investments was primarily driven by returns of capital on real estate co-investments and public equity seed investments. In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintain an interim loan portfolio. See “—General Account Investments—Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans” below for additional details.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,212	$803	$2,367	$1,579
Benefits and expenses	1,071	742	2,089	1,406

Adjusted operating income	141	61	278	173
Realized investment gains (losses), net, and related adjustments	(283)	(7)	(444)	23
Related charges	147	0	149	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$5	$54	$(17)	$196

On January 2, 2013, we acquired the Hartford Life Business through a reinsurance transaction. We expect pre-tax integration costs of approximately $125 million to be incurred over a two to three year period, including approximately $50 million during 2013, of which $19 million was incurred during the first six months of 2013.

After integration is complete, we expect annual cost savings of approximately $90 million to be achieved by 2015. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $80 million, including $11 million of current quarter integration costs associated with the Hartford Life acquisition. Excluding integration costs, adjusted operating income increased $91 million primarily reflecting an earnings benefit of approximately $42 million from the acquired in force business and a favorable $68 million mortality variance. Mortality experience, net of reinsurance, was favorable in the current quarter, compared to unfavorable in the year ago quarter, relative to expected levels. These favorable variances were partially offset by higher distribution costs reflecting expanded third party distribution and increased sales as well as higher compensation expenses. Net investment spread results were relatively unchanged from the year ago quarter as the impact from lower reinvestment rates was offset by higher income from non-coupon investments.

Six Month Comparison. Adjusted operating income increased $105 million. Excluding the impact of integration costs discussed above, adjusted operating income increased $124 million driven by approximately $74 million of earnings from the acquired in force business and a favorable $90 million mortality variance. Mortality experience, net of reinsurance, was favorable relative to expected levels in the current year period, compared to unfavorable in the year ago period. These favorable items were partially offset by higher distribution costs reflecting expanded third party distribution and increased sales, higher compensation expenses, and lower net investment spread results driven by lower reinvestment rates partly mitigated by higher income from non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $409 million. Policy charges and fees and asset management fees and other income increased $290 million reflecting growth in our universal life block of business, including the impact from the acquisition of the Hartford Life Business, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $98 million driven by business growth, including the impact of higher asset balances from the acquisition of the Hartford Life Business, as well as higher income from non-coupon investments, partially offset by the impact of lower reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $329 million. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $180 million primarily reflecting business growth in our universal life block of business, including the impact of insurance liabilities acquired from the Hartford Life Business, partially offset by a favorable impact from mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $109 million primarily driven by Hartford Life Business operating expenses, higher distribution costs reflecting expanded third party distribution and increased sales as well as higher compensation expenses.

Six Month Comparison. Revenues increased $788 million. Policy charges and fees and asset management fees and other income increased $575 million primarily driven by business growth, particularly from our universal life block of business, including the impact from the acquisition of the Hartford Life Business, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $174 million reflecting business growth, including the impact of higher asset balances from the acquired Hartford Life Business, and greater contributions from non-coupon investments, partially offset by the impact of lower reinvestment rates.

Benefits and expenses increased $683 million driven by a $413 million increase in insurance and annuity benefits, including interest credited to policyholders’ account balances. This increase primarily reflects growth of our universal life block of business, including the impact of insurance liabilities acquired from the Hartford Life

Business, partly offset by more favorable mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $198 million primarily driven by Hartford Life Business operating expenses, higher distribution costs and higher compensation expenses, partly offset by the absence of a charge incurred in the year ago period related to the correction of a delay in the execution of certain client mutual fund transactions.

Sales Results

Recent growth in annualized new business premiums has been driven by sales of universal life insurance products, most of which include secondary, or “no lapse”, guarantees. However, as a result of recent pricing and other actions taken, we do not expect to sustain this level of sales in the near future.

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$4	$3	$7	$4	$1	$5
Universal Life(1)	10	114	124	10	32	42
Term Life	11	42	53	10	34	44

Total	$25	$159	$184	$24	$67	$91

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$7	$9	$16	$7	$2	$9
Universal Life(1)	21	260	281	17	59	76
Term Life	22	81	103	20	65	85

Total	$50	$350	$400	$44	$126	$170

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 33% and 25% of Universal Life annualized new business premiums for the three months ended June 30, 2013 and 2012, respectively, and approximately 36% and 23% of Universal Life annualized new business premiums for the six months ended June 30, 2013 and 2012, respectively.

Annualized new business premiums for the second quarter and first six months of 2013 increased in comparison to the prior year periods. The increases in both periods are primarily driven by higher sales of universal life insurance products due to expanded distribution as a result of the acquisition of the Hartford Life Business as well as a change in the competitive position of our products.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,399	$1,392	$2,801	$2,783
Benefits and expenses	1,377	1,359	2,770	2,790

Adjusted operating income	22	33	31	(7)
Realized investment gains (losses), net, and related adjustments	(1)	0	(4)	(6)
Related charges	(1)	0	(1)	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$20	$33	$26	$(13)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $11 million reflecting less favorable underwriting results in the second quarter of 2013 in our group life business as well as higher operating expenses, including those related to business and strategic initiatives. Results for group life reflect unfavorable mortality on retrospectively experience-rated contracts for which the maximum allowable premiums have been collected. Partially offsetting these unfavorable items is more favorable underwriting results in the group disability business, higher net investment spread results reflecting improved investment income from non-coupon investments and a reduction of costs related to updates to premium tax estimates. Group disability’s more favorable underwriting results are driven by lower new claims and an increase in claim resolutions in long-term disability, partially offset by the impact of a lower discount rate on newly incurred claims.

Six Month Comparison. Adjusted operating income increased $38 million reflecting more favorable underwriting results in the first six months of 2013 in both our group life and disability businesses. Results for group life reflect more favorable claims experience primarily driven by the absence of the adverse fluctuation in claims severity on non-retrospectively experience-rated contracts that occurred in the first quarter of 2012. Group disability’s more favorable underwriting results are driven by lower new claims severity and an increase in claim resolutions in long-term disability, partially offset by the impact of a lower discount rate on newly incurred claims. Partially offsetting these favorable items is higher operating expenses, including those related to business and strategic initiatives. These higher operating expenses are partly offset by the absence of legal costs incurred in the prior year period and a reduction of costs associated with updates to premium tax estimates.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $7 million. Group life premiums and policy charges and fee income increased $12 million reflecting an increase from retrospectively experience-rated contracts with a corresponding increase in policyholder benefits. Investment income increased primarily driven by income from non-coupon investments, partially offset by a decline in reinvestment rates. These favorable items were partially offset by a decrease of $12 million in group disability premiums and policy charges and fee income reflecting a decrease in premiums on retrospectively experience-rated contracts with a corresponding decrease in policyholder benefits.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $18 million. This increase reflects a $10 million increase in policyholders’ benefits, including changes in reserves. Our group life business reflects an increase in benefit costs from retrospectively experience-rated contracts with a corresponding increase in premiums and policy charges, as discussed above. General and administrative expenses increased driven by higher costs, including those related to business and strategic initiatives, partially offset by a reduction of costs related to updates to premium tax estimates. Partially offsetting these increases to benefits and expenses were lower policyholders’ benefits in our group disability business primarily from favorable claims experience due to a decrease in new claims and an increase in claim resolutions in long-term disability.

Six Month Comparison. Revenues increased $18 million. Group life premiums and policy charges and fee income increased $19 million reflecting an increase from retrospectively experience-rated contracts with a corresponding increase in policyholder benefits, partially offset by lower premiums from non-retrospectively experience-rated contracts primarily due to a decline in this block of business. Investment income increased primarily driven by income from non-coupon investments, partially offset by a decline in reinvestment rates. These favorable items were partially offset by a decrease of $11 million in group disability premiums and policy charges and fee income reflecting a decrease in premiums on retrospectively experience-rated contracts with a corresponding decrease in policyholder benefits.

Benefits and expenses decreased $20 million. This decrease reflects a $32 million decrease in policyholders’ benefits, including changes in reserves. Our group disability business reflects a decrease in policyholders’ benefits primarily from favorable claims experience due to lower new claims severity and an increase in claim resolutions in long-term disability, as discussed above. Policyholders’ benefits for our group life business declined due to lower average claim size from non-retrospectively experience-rated contracts. Partially offsetting this decrease were higher benefit costs in our group life business from retrospectively experience-rated contracts, with a corresponding increase in premiums and policy charges, as discussed above. The decrease to benefits and expenses was also partially offset by higher general and administrative expenses including higher costs related to business and strategic initiatives, partly offset by the absence of legal costs incurred in the prior year period and a reduction in costs associated with updates to premium tax estimates.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Benefits ratio(1):
Group life	90.6%	88.6%	91.4%	92.0%
Group disability	93.2%	97.4%	93.8%	99.8%
Administrative operating expense ratio(2):
Group life	9.6%	9.9%	9.4%	9.5%
Group disability	25.6%	23.3%	26.1%	24.5%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include dental products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include dental products.

Three Month Comparison. The group life benefits ratio deteriorated 2.0 percentage points primarily driven by unfavorable mortality on retrospectively experience-rated contracts, as discussed above. The group disability benefits ratio improved 4.2 percentage points primarily due to lower new claims and an increase in claim resolutions in long-term disability. The group life administrative operating expense ratio remained relatively unchanged. The group disability administrative operating expense ratio deteriorated 2.3 percentage points reflecting higher costs invested in our claims management process.

Six Month Comparison. The group life benefits ratio improved 0.6 percentage points primarily due to lower average claim costs on non-retrospectively experience-related contracts, partially offset by unfavorable mortality on retrospectively experience- rated contracts, as discussed above. The group disability benefits ratio improved 6.0 percentage points primarily due to lower new claims severity and an increase in claim resolutions in long-term disability. The group life administrative operating expense ratio remained relatively unchanged. The group disability administrative operating expense ratio deteriorated 1.6 percentage points reflecting higher costs invested in our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Annualized new business premiums(1):
Group life	$15	$24	$163	$235
Group disability(2)	7	19	52	100

Total	$22	$43	$215	$335

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes dental products.

Annualized new business premiums for the second quarter and first six months of 2013 decreased in comparison to the prior year periods primarily driven by a change in our pricing discipline for both group life and group disability products, which has an immediate impact on our new sales.

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

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. We implement this hedging strategy using a variety of instruments, including U.S. dollar-denominated assets held locally by our Japanese insurance subsidiaries. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	June 30, 2013	December 31, 2012
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.8	$2.9
Dual currency and synthetic dual currency investments(2)	0.8	0.9

	3.6	3.8

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
Available-for-sale U.S. dollar-denominated investments, at amortized cost	7.5	7.0
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.2	0.3
Other	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(3)	7.8	7.4
Yen-denominated liabilities held in U.S. dollar-based entities(4)	0.8	0.8

	8.6	8.2

Total hedges	$12.2	$12.0

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Represents the present value of future cash flows, on a U.S. dollar-denominated basis.
(3)	Excludes $28.0 billion and $26.8 billion as of June 30, 2013 and December 31, 2012, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(4)	The yen-denominated liabilities are reported in Corporate and Other operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of June 30, 2013, we have hedged 100% of expected yen-based earnings for 2013 and 92%, 50%, and 8% of expected yen-based earnings for 2014, 2015, and 2016, respectively. To the extent currently unhedged, our

International Insurance segment’s future expected U.S. dollar-equivalent earnings, particularly 2015 and each year thereafter, will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2013 and 2012 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 80 and 85 yen per U.S. dollar, respectively, and 1160 and 1180 Korean won per U.S. dollar, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$68	$(22)	$108	$(43)
Corporate and Other operations:
Impact of intercompany arrangement(1)	(68)	22	(108)	43
Settlement gains (losses) on forward currency contracts	67	(21)	103	(48)

Net benefit (detriment) to Corporate and Other operations	(1)	1	(5)	(5)

Net impact on consolidated revenues and adjusted operating income	$67	$(21)	$103	$(48)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of June 30, 2013 and December 31, 2012, the notional amounts of these forward currency contracts were $3.4 billion and $3.5 billion, respectively, of which $2.8 billion and $2.9 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the six months ended June 30, 2013, “Realized investment gains (losses), net, and related adjustments” includes net losses of $3,938 million reflecting the remeasurement of these non-yen denominated insurance liabilities and the remeasurement of certain related non-yen denominated assets.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement within our international insurance operations as of June 30, 2013 as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency based on balances as of June 30, 2013.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings through May 31, 2013 and Gibraltar Life’s current period assets and liabilities represent balances as of May 31, 2013.

	Balances subject to remeasurement, as of June 30, 2013			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.3	$19.8	$16.5	$(0.8)	$0.8
Australian dollar-denominated products	0.5	8.5	8.0	(0.3)	0.3
Euro-denominated products	0.1	0.3	0.2	(0.0)	0.0

Total	$3.9	$28.6	$24.7	$(1.1)	$1.1

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $28.5 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI. The tax impact may vary as discussed in “Income Taxes” below.
(2)	These pre-tax GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in unrealized gains in AOCI.
(3)	Excludes $6.3 billion of insurance liabilities for U.S. dollar-denominated products as of June 30, 2013 associated with Prudential of Japan. These liabilities are coinsured to our U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,158	$2,192	$4,601	$4,509
Gibraltar Life and Other operations	3,782	4,214	7,689	7,714

	5,940	6,406	12,290	12,223

Benefits and expenses:
Life Planner operations	1,790	1,818	3,811	3,753
Gibraltar Life and Other operations	3,300	3,910	6,752	7,195

	5,090	5,728	10,563	10,948

Adjusted operating income:
Life Planner operations	368	374	790	756
Gibraltar Life and Other operations	482	304	937	519

	850	678	1,727	1,275

Realized investment gains (losses), net, and related adjustments(1)	(1,762)	1,504	(4,304)	40
Related charges	(58)	(11)	(109)	(21)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	73	(83)	290	70
Change in experience-rated contractholder liabilities due to asset value changes	(73)	83	(290)	(70)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	0	(65)	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(970)	$2,171	$(2,751)	$1,294

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

We have made significant progress integrating the acquired former Star and Edison businesses with Gibraltar Life and, as a result, have reduced our expected pre-tax integration costs from our original expectations by $100 million. We now anticipate incurring approximately $400 million of total pre-tax integration costs, of which, $321 million has been incurred to date. After integration is complete, we continue to expect annual cost savings of approximately $250 million and, as of June 30, 2013, have already achieved approximately 90% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

In addition, on July 25, 2013, we signed an agreement with Dewan Housing Finance Corporation Limited under which they will become the new partner in our life insurance joint venture in India, subject to regulatory approval.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $6 million including a net favorable impact of $13 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the year ago quarter benefited from lower benefits and expenses in our Korean operations as well as a distribution from the Japan Financial Stability Fund. Absent these items, adjusted operating income was relatively unchanged as the impact from growth of business in force and strong persistency in our Japanese Life Planner operation was offset by less favorable mortality experience relative to expected levels.

Adjusted operating income from our Gibraltar Life and Other operations increased $178 million including a favorable impact of $11 million from currency fluctuations. The current quarter benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $38 million in the year ago quarter compared to $6 million in the current quarter.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $135 million, primarily reflecting business growth and favorable results from non-coupon investments. The current quarter also benefited from accelerated earnings resulting from surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the appreciation of these currencies relative to the Japanese yen. In addition, cost savings resulting from Star and Edison integration synergies were $56 million in the current quarter, an increase of $18 million from the year ago quarter.

Six Month Comparison. Adjusted operating income from Life Planner operations increased $34 million including a net favorable impact of $27 million from currency fluctuations. Excluding currency fluctuations, adjusted operating income increased $7 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, partly offset by the current period absence of certain benefits that occurred in the year ago period, as discussed above.

Adjusted operating income from our Gibraltar Life and Other operations increased $418 million including a favorable impact of $17 million from currency fluctuations. Adjusted operating income in current year period includes a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013. The current period also benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $95 million in the year ago period compared to $9 million in the current period.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $249 million, primarily reflecting business growth, favorable results from non-coupon investments, and $110 million of cost savings resulting from Star and Edison integration synergies, compared to $72 million in the year ago period. In addition, the current period benefited from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $34 million including a net unfavorable impact of $173 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $139 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $121 million driven by growth of business in force in our Japanese Life Planner operation. Net investment income increased $38 million driven by investment portfolio growth.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $28 million including a net favorable impact of $186 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $158 million, of which $113 million was in our Japanese Life Planner operation. This increase primarily reflects a $105 million increase in policyholder benefits, including changes in reserves, driven by the growth in business in force. In addition, general and administrative expenses, net of capitalization, increased driven by distribution growth and technology expenditures as well as lower benefits and expenses in our Korean operations in the year ago quarter.

Revenues from our Gibraltar Life and Other operations decreased $432 million including a net unfavorable impact of $445 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $13 million. This increase is driven by a $73 million increase in net investment income reflecting business growth and favorable results from non-coupon investments, partly offset by the impact of lower reinvestment rates. Premiums and policy charges and fee income were relatively unchanged from the year ago quarter as increased premiums from growth in the Independent Agency and Life Consultant distribution channels were offset by lower premiums from reduced sales of yen-denominated single premium reduced death benefit whole life policies in the bank channel, as discussed further below. Asset management fees and other income declined from the year ago quarter driven by the absence of a $33 million distribution received from the Japan Financial Stability Fund.

Benefits and expenses of our Gibraltar Life and Other operations decreased $610 million including a net favorable impact of $456 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $154 million. Policyholder benefits, including changes in reserves, decreased $85 million primarily driven by lower sales of yen-denominated single premium reduced death benefit whole life policies, as discussed further below. In addition, general and administrative expenses, net of capitalization, decreased driven by the benefit of lower integration costs and higher integration synergies relating to the acquisition of the Star and Edison Businesses, as discussed above, as well as the absence of a $34 million charge in the year ago quarter associated with our life insurance joint venture in India.

Six Month Comparison. Revenues from our Life Planner operations increased $92 million including a net unfavorable impact of $318 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $410 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $356 million driven by growth of business in force in our Japanese Life Planner operation. In addition, net investment income increased $79 million primarily reflecting investment portfolio growth.

Benefits and expenses of our Life Planner operations increased $58 million including a net favorable impact of $345 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $403 million primarily driven by a $320 million increase in policyholder benefits, including changes in reserves, reflecting growth in business in force. In addition, general and administrative expenses, net of capitalization, increased driven by distribution growth and technology expenditures as well as lower benefits and expenses in our Korean operations in the year ago period.

Revenues from our Gibraltar Life and Other operations decreased $25 million including an unfavorable impact of $819 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $794 million driven by a $621 million increase in premiums and policy charges and fee income primarily reflecting higher sales of yen-denominated single premium and recurring premium whole life products. In addition, net investment income increased $187 million primarily reflecting favorable results from non-coupon investments and investment portfolio growth, partially offset by the impact of lower reinvestment rates. Also contributing to the increase in revenues is the impact of a $66 million gain from the sale of our investment in China Pacific Group, as discussed above, partly offset by the absence of a $33 million distribution received from the Japan Financial Stability Fund.

Benefits and expenses of our Gibraltar Life and Other operations decreased $443 million including a net favorable impact of $836 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $393 million. Policyholder benefits, including changes in reserves, increased $506 million primarily reflecting higher sales of yen-denominated single premium and recurring premium whole life products. This increase is partly offset by lower general and administrative expenses, net of capitalization, reflecting $86 million of lower integration costs and $38 million of higher integration synergies relating to the acquisition of the Star and Edison Businesses, and the absence of a $34 million charge in the year ago period associated with our life insurance joint venture in India.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$255	$402	$600	$796
Gibraltar Life	498	762	957	1,231

Total	$753	$1,164	$1,557	$2,027

On a constant exchange rate basis:
Life Planner operations	$285	$402	$657	$793
Gibraltar Life	565	769	1,053	1,228

Total	$850	$1,171	$1,710	$2,021

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

Recently, growth in annualized new business premiums has been driven by increased average premium per new policy resulting in part from expanded distribution through third party channels, especially banks. We view the bank distribution channel as a supplement to our core Life Planner and Gibraltar Life Consultant distribution channels and will pursue it on an opportunistic basis with a focus on profitable growth. To maintain overall profitability targets in the current low yen interest rate environment, we recently made pricing changes and product modifications on the yen-denominated single premium reduced death benefit whole life product sold through the bank distribution channel and will suspend sales of this product in September 2013.

The tables below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2012
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$138	$27	$112	$8	$285	$113	$77	$197	$15	$402
Gibraltar Life:
Life Consultants	154	29	33	49	265	125	60	76	57	318
Banks(2)	192	0	2	28	222	198	26	4	33	261
Independent Agency	34	17	18	9	78	17	147	19	7	190

Subtotal	380	46	53	86	565	340	233	99	97	769

Total	$518	$73	$165	$94	$850	$453	$310	$296	$112	$1,171

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 39% and 45%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2013, and 51% and 32%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $117 million, including a $106 million decline in Japan. The decline in our Japanese Life Planner operation is driven by accelerated sales of U.S. dollar-denominated retirement income and cancer whole life products in the year ago quarter. The increased sales of U.S. dollar-denominated retirement income products in the year ago quarter were in advance of a crediting rate change effective June 2012 and the increased sales of cancer products in the year ago quarter were in advance of a tax law change in April 2012. These unfavorable variances were partly offset by increased sales of yen-denominated retirement income and protection products in the current quarter.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $204 million. Sales in the Independent Agency and Life Consultant channels declined $112 million and $53 million, respectively, driven by accelerated sales of cancer whole life products in the year ago quarter in advance of a tax law change as well as accelerated sales of U.S. dollar-denominated retirement income and whole life products in the year ago quarter in advance of a crediting rate change. Bank channel sales declined $39 million driven by lower sales from yen-denominated single premium reduced death benefit whole life products following a pricing change in January 2013, partly offset by increased sales of yen-denominated recurring premium whole life products.

	Six Months Ended June 30, 2013					Six Months Ended June 30, 2012
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$312	$60	$263	$22	$657	$238	$149	$372	$34	$793
Gibraltar Life:
Life Consultants	277	56	77	72	482	215	95	115	82	507
Banks(2)	394	1	4	46	445	344	36	8	63	451
Independent Agency	55	23	33	15	126	40	186	25	19	270

Subtotal	726	80	114	133	1,053	599	317	148	164	1,228

Total	$1,038	$140	$377	$155	$1,710	$837	$466	$520	$198	$2,021

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 49% and 38%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2013, and 50% and 34%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $136 million, including a $132 million decrease in Japan. The decline in Japan was driven by accelerated sales of U.S. dollar-denominated retirement income and cancer whole life products in the year ago period, as discussed above. These items were partially offset by higher sales of yen-denominated retirement income and protection products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $175 million. Independent Agency, Life Consultant, and Bank channel sales declined $144 million, $25 million, and $6 million, respectively, driven by accelerated sales of cancer whole life and U.S. dollar-denominated retirement income and whole life products in the year ago period, as discussed above. These decreases were partially offset by higher sales of yen-denominated recurring premium whole life products in the bank channel.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Capital debt interest expense	$(170)	$(172)	$(339)	$(343)
Operating debt interest expense, net of investment income	(39)	(10)	(82)	(25)
Pension and employee benefits	67	53	134	105
Other corporate activities(1)	(205)	(96)	(374)	(289)

Adjusted operating income	(347)	(225)	(661)	(552)

Realized investment gains (losses), net, and related adjustments	765	(791)	1,369	(99)
Related charges	(12)	33	(24)	3
Divested businesses	(84)	22	(55)	23
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	(2)	2	(7)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$322	$(963)	$631	$(632)

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $122 million. Higher net charges of $109 million from other corporate activities was primarily driven by increased retained corporate expenses including higher compensation costs due to improvement in company earnings and favorable equity market performance, and from recognition of the deferred bond issuance costs related to capital and operating debt redeemed in the second quarter of 2013. Operating debt interest expense, net of investment income, increased $29 million, primarily driven by higher levels of operating debt proceeds held in cash driven by debt prefunding activities.

Results from pension and employee benefits increased $14 million. Income from our qualified pension plan decreased $5 million driven by changes in the discount rate and expected rate of return on plan assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.” The decline was more than offset by a favorable comparative impact of retained benefit expenses, including the impact of plan amendments.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $109 million. Operating debt interest expense, net of investment income, increased $57 million, primarily driven by higher levels of operating debt proceeds held in cash driven by debt prefunding activities. Higher net charges of $85 million from other corporate activities were driven by increased retained corporate expenses reflecting higher compensation costs and recognition of the deferred bond issuance costs, as discussed above, were partially offset by a favorable comparative impact of our estimate of payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Results from pension and employee benefits increased $29 million. Income from our qualified pension plan decreased $10 million driven by changes in the discount rate and expected rate of return on plan assets as discussed above. The decline was more than offset by a favorable comparative impact of retained benefit expenses, including the impact of plan amendments.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes among other things, the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described in our Annual Report on Form 10-K for the year ended December 31, 2012, under “—Liquidity and Capital Resources—Capital.” This hedge program resulted in charges for amortization of derivative costs of $12 million and $10 million for the three months ended June 30, 2013 and 2012, respectively, and $25 million and $17 million for the six months ended June 30, 2013 and 2012, respectively.

In addition to hedging equity market exposure, we may choose to manage the interest rate risk associated with various operations of the Financial Services Businesses by holding capital against a portion of the interest rate exposure rather than fully hedging the risk. “Realized investment gains (losses), net and related adjustments” includes net gains of $737 million and net losses of $876 million for the three months ended June 30, 2013 and 2012, respectively, and net gains of $1,166 million and net losses of $294 million for the six months ended June 30, 2013 and 2012, respectively, resulting from our decision to utilize this strategy to manage a portion of our interest rate risk. The capital consequences associated with our decision to hold capital against a portion of our interest rate exposure have been factored into our Capital Protection Framework.

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

As of June 30, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $861 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,725 million at June 30, 2013, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
U.S. GAAP results:
Revenues	$1,464	$1,678	$2,983	$3,153
Benefits and expenses	1,460	1,680	2,960	3,125

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$4	$(2)	$23	$28

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $6 million, from $2 million of a loss in the second quarter of 2012 to $4 million of income in the second quarter of 2013. Results for the second quarter of 2013 include a benefit from the absence of a $45 million increase in reserves in the year ago quarter for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. This favorable item was more than offset by a decrease of $176 million in net realized investment gains, from gains of $154 million in the second quarter of 2012, to losses of $22 million in the second quarter of 2013. The decrease in net realized investment gains was primarily driven by unfavorable changes in the value of derivatives and lower trading gains on fixed maturities, partially offset by higher trading gains on equity securities and lower impairments. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” As a result of the above and other variances, a $59 million policyholder dividend obligation benefit was recorded in the second quarter of 2013, compared to a $93 million expense in the second quarter of 2012. As noted above, as of June 30, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $861 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation.

Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $5 million. Results for the first six months of 2013 include a decrease of $69 million in net realized investment gains, primarily due to unfavorable changes in the value of derivatives partially offset by higher trading gains on equity investments, as well as lower impairments. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Also contributing to the decline in results was a $53 million decrease in net investment income primarily due to lower reinvestment rates. Partially offsetting these unfavorable items was a benefit from the absence of a $76 million increase in reserves in the prior year for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. As a result of the above and other variances, a $24 million policyholder dividend obligation benefit was recorded in the first six months of 2013, compared to a $17 million expense in the first six months of 2012.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $214 million principally driven by the $176 million decrease in net realized investment gains, as discussed above. In addition, premiums declined by $32 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $220 million principally driven by a $164 million decrease in dividends to policyholders. The decrease in dividends to policyholders includes a $152 million decrease in the policyholder dividend obligation expense reflecting lower cumulative earnings and a $12 million decrease in dividends paid and accrued to policyholders primarily due to a decline in policies in force. In addition, policyholders’ benefits, including changes in reserves, decreased $60 million reflecting the absence of a $45 million increase in reserves in the second quarter of 2012 for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as a decrease due to the in force decline as policies terminate.

Six Month Comparison. Revenues decreased $170 million principally driven by the $69 million decrease in net realized investment gains, as discussed above. Premiums declined by $56 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Also contributing to the decline in revenues was a $53 million decrease in net investment income primarily reflecting the impact of lower reinvestment rates and lower asset balances as the business runs off.

Benefits and expenses decreased $165 million principally driven by a $104 million decrease in policyholders’ benefits, including changes in reserves. The decrease in policyholders’ benefits, including change in reserves reflects the absence of a $76 million increase in reserves in the first six months of 2012 for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as a decrease due to the in force decline as policies terminate, as discussed above. Also contributing to the decrease in benefits and expenses was a $65 million decrease in dividends to policyholders. The decrease in dividends to policyholders includes a $41 million decrease in the policyholder dividend obligation expense reflecting lower cumulative earnings and a $24 million decrease in dividends paid and accrued to policyholders primarily due to a decline in policies in force.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $273 million in the second quarter of 2013 compared to an expense of $743 million in the second quarter of 2012. The decrease in income tax expense primarily reflects the decrease in pre-tax net income from continuing operations before income taxes and equity in earnings of operating joint ventures from the second quarter of 2012 to the second quarter of 2013.

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $1,104 million in the first six months of 2013 compared to an expense of $922 million in the first six months of 2012. The first six months of 2013 and 2012 include $108 million and $337 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The U.S. tax expense for the first six months of 2013 reflects a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The U.S. tax expense for the first six months of 2012 is reflective of the merger of Star and Edison Businesses into Gibraltar Life and it represented the recomputed U.S. tax liability on Gibraltar’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax expense will actually be paid.

Excluding the impact of the “double tax,” the benefit associated with income taxes increased $1,797 million, driven in part by higher pre-tax losses in the first six months of 2013 in comparison to the first six months of 2012. In addition, the tax rate for the first six months of 2013 is limited to the tax benefit based on the first six months loss, certain adjustments for discrete items and expected full year permanent differences, while the tax rate for the first six months of 2012 was based on the anticipated full year effective tax rate with certain adjustments for discrete items. Future volatility in pre-tax income, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, may impact the tax rate utilized and the resulting income tax expense, including the impact of the “double tax.”

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $2 million and $7 million for the three months ended June 30, 2013 and 2012, respectively, and $3 million and $14 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Long-Term Care	$(72)	$15	$(60)	$18
Wealth Management Solutions	(6)	(2)	(10)	(5)
Real Estate and Relocation Services	2	10	28	14
Individual Health Insurance	(5)	(2)	(9)	(6)
Financial Advisory	(1)	(1)	(2)	(3)
Other(1)	(2)	2	(2)	5

Total divested businesses excluded from adjusted operating income	$(84)	$22	$(55)	$23

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

Long-Term Care. Results for the second quarter and first six months of 2013 decreased in comparison to the prior year periods. The decreases for both periods primarily reflect the comparative impact of losses in the second quarter and first six months of 2013 compared to gains in the prior year periods resulting from changes in the market value of derivatives used to manage duration in our general account investment portfolios due to an increase in interest rates. The decrease in results for both periods is also driven by unfavorable underwriting results.

Wealth Management Solutions. On July 1, 2013, we sold our wealth management solutions business to Envestnet Inc. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. As a result, we have classified the results of these operations, previously reported in the Asset Management segment, as a “divested business” and excluded its results from adjusted operating income.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Retirement Segment:
Investment gains (losses) on:

Trading account assets supporting insurance liabilities, net	$(544)	$87	$(666)	$168
Derivatives	28	(52)	65	(41)
Commercial mortgages and other loans	4	(1)	2	0
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	544	(29)	618	(122)

Net gains (losses)	$32	$5	$19	$5

International Insurance Segment:

Investment gains (losses) on trading account assets supporting insurance liabilities, net	$73	$(83)	$290	$70
Change in experience-rated contractholder liabilities due to asset value changes	(73)	83	(290)	(70)

Net gains (losses)	$0	$0	$0	$0

Total:

Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(471)	$4	$(376)	$238
Derivatives	28	(52)	65	(41)
Commercial mortgages and other loans	4	(1)	2	0
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	471	54	328	(192)

Net gains (losses)	$32	$5	$19	$5

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $21 million and $6 million as of June 30, 2013 and 2012, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans is an increase of $54 million and a decrease of $4 million for the three months ended June 30, 2013 and 2012, respectively, and increases of $42 million and less than $1 million for the six months ended June 30, 2013 and 2012, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

As shown in the table above, the net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments were net gains of $32 million and $5 million for the three months ended June 30, 2013 and 2012, respectively, and net gains of $19 million and $5 million for the six months ended June 30, 2013 and 2012, respectively. These impacts primarily reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

	As of June 30, 2013				As of December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$242,059	$4,536	$44,048	$1,123	$254,917	$4,261	$46,419	$1,207
Trading account assets:
Fixed maturities	21,416	560	154	10	20,605	565	139	10
Equity securities	2,088	771	120	113	2,341	987	136	111
All other(2)	2,963	14	0	0	3,697	25	0	0

Subtotal	26,467	1,345	274	123	26,643	1,577	275	121
Equity securities, available-for-sale	5,289	284	3,465	8	5,052	321	3,225	9
Commercial mortgage and other loans	303	21	0	0	162	48	0	0
Other long-term investments	1,392	1,082	0	0	1,478	1,053	(95)	0
Short-term investments	6,318	0	1,731	0	5,130	0	1,260	0
Cash equivalents	7,569	0	564	0	13,063	0	537	0
Other assets	134	6	93	0	98	8	97	0

Subtotal excluding separate account assets	289,531	7,274	50,175	1,254	306,543	7,268	51,718	1,337
Separate account assets	264,054	21,672	0	0	253,254	21,132	0	0

Total assets	$553,585	$28,946	$50,175	$1,254	$559,797	$28,400	$51,718	$1,337

Future policy benefits	$365	$365	$0	$0	$3,348	$3,348	$0	$0
Other liabilities	519	6	0	0	90	0	0	0
Notes of consolidated VIEs	2,055	2,055	0	0	1,406	1,406	0	0

Total liabilities	$2,939	$2,426	$0	$0	$4,844	$4,754	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.2% and 5.1% as of June 30, 2013 and December 31, 2012, respectively, for the Financial Services Businesses, and 2.5% and 2.6% as of June 30, 2013 and December 31, 2012, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” primarily reflects derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.9 billion and $4.5 billion as of June 30, 2013 and December 31, 2012, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.3 billion and $1.5 billion as of June 30, 2013 and December 31, 2012, respectively, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both June 30, 2013 and December 31, 2012. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion as of both June 30, 2013 and December 31, 2012.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to broker-dealer values. The fair values of OTC derivative assets classified as Level 3 totaled approximately $8 million and $19 million as of June 30, 2013 and December 31, 2012, respectively, without giving consideration to the impact of netting.

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

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $0.4 billion and $3.3 billion as of June 30, 2013 and December 31, 2012, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 13 of our Unaudited Interim Consolidated Financial Statements.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding other-than-temporary-impairments for fixed maturity and equity securities see Note 2 to the Unaudited Interim Consolidated Financial Statements.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(1,002)	$1,609	$(1,822)	$235
Closed Block Business	(22)	154	75	144

Consolidated realized investment gains (losses), net	$(1,024)	$1,763	$(1,747)	$379

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$254	$(76)	$295	$(109)
Equity securities	31	(14)	65	(69)
Commercial mortgage and other loans	24	12	36	22
Derivative instruments	(1,310)	1,751	(2,222)	455
Other	(1)	(64)	4	(64)

Total	$(1,002)	$1,609	$(1,822)	$235

Related adjustments	(1,696)	1,449	(4,181)	107

Realized investment gains (losses), net, and related adjustments	(2,698)	3,058	(6,003)	342

Related charges	468	(1,028)	770	(150)

Realized investment gains (losses), net, and related charges and adjustments	$(2,230)	$2,030	$(5,233)	$192

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$37	$44	$49	$14
Equity securities	63	(10)	106	32
Commercial mortgage and other loans	1	(2)	2	(1)
Derivative instruments	(120)	123	(78)	100
Other	(3)	(1)	(4)	(1)

Total	$(22)	$154	$75	$144

2013 to 2012 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the second quarter of 2013 were $1,002 million, compared to net realized investment gains of $1,609 million in the second quarter of 2012.

Net realized gains on fixed maturity securities were $254 million in the second quarter of 2013, compared to net realized losses of $76 million in the second quarter of 2012, as set forth in the following table:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$325	$58
Private bond prepayment premiums	19	8

Total gross realized investment gains	344	66

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(23)	(74)
Gross losses on sales and maturities(1)	(62)	(53)
Credit related losses on sales	(5)	(15)

Total gross realized investment losses	(90)	(142)

Realized investment gains (losses), net—Fixed Maturity Securities	$254	$(76)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$263	$5

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the second quarter of 2013 of $263 million were primarily due to sales within our International Insurance segment resulting from surrenders of fixed annuities denominated in Australian and U.S. dollars. Net gains on sales and maturities of fixed maturity securities in the second quarter of 2012 of $5 million were primarily due to sales within our Retirement segment. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2013 and 2012.

Net realized gains on equity securities were $31 million in the second quarter of 2013, which included net trading gains on sales of equity securities of $32 million, primarily due to sales within our International Insurance segment, partially offset by other-than-temporary impairments of $1 million. Net realized losses on equity securities were $14 million in the second quarter of 2012, which included other-than-temporary impairments of $24 million, partially offset by net trading gains on sales of equity securities of $10 million, primarily due to sales within Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the second quarter of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the second quarter of 2013 were $24 million, primarily related to higher servicing revenue within our Asset Management businesses of $17 million and a net decrease in the loan loss reserve of $7 million. Net realized gains on commercial mortgage and other loans in the second quarter of 2012 were $12 million, primarily related to a net decrease in the loan loss reserve of $7 million and higher servicing revenue within our commercial mortgage operations, which was partially offset by realized losses related to restructurings and sales within our Asset Management businesses. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $1,310 million in the second quarter of 2013, compared to net realized gains of $1,751 million in the second quarter of 2012. The net derivative losses in 2013 primarily reflect net losses of $524 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $504 million on interest rate derivatives used to manage duration as interest rates increased. Also, contributing to the net derivative losses were $332 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $140 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative gains in the second quarter of 2012 primarily reflect net gains of $1,282 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also, contributing to the net derivative gains were net mark-to-market gains of $337 million on interest rate derivatives used to manage duration as interest rates decreased, and net gains of $175 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the strengthening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these gains were net losses of $83 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the weakening of the U.S. dollar against the Japanese yen. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information.

Net realized losses on other investments were $1 million in the second quarter of 2013, which included other-than-temporary-impairments of $5 million, offset by net trading gains of $4 million. Net realized losses on other investments were $64 million in the second quarter of 2012, which included other-than-temporary impairments of $72 million on real estate and joint ventures and partnerships investments, of which $58 million is related to prior periods, partially offset by net trading gains of $8 million primarily from our Corporate and Other segment.

Related adjustments include that portion of “Realized investment gains (losses), net” that are included in adjusted operating income and that portion of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results include a net negative related adjustment of $1,696 million for the second quarter of 2013 and a net positive related adjustment of $1,449 million for the second quarter of 2012. The adjustments in both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results include a net related benefit of $468 million for the second quarter of 2013 and a net related charge of $1,028 million for the second quarter of 2012. The impacts in both periods were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the second quarter of 2013, we recorded other-than-temporary impairments of $28 million in earnings, compared to other-than-temporary impairments of $170 million recorded in earnings in the second quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$19	$64
Private fixed maturity securities	4	10

Total fixed maturity securities	23	74
Equity securities	1	24
Other invested assets(2)	4	72

Total	$28	$170

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended June 30, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$4	$7	$11
Due to other accounting guidelines(3)	0	12	12

Total	$4	$19	$23

	Three Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$13	$13	$26
Due to other accounting guidelines(3)	1	47	48

Total	$14	$60	$74

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity other-than-temporary impairments in the second quarter of 2013 were concentrated in foreign government securities, asset-backed securities collateralized by sub-prime mortgages, and the consumer cyclical and capital goods sectors of our corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment. Fixed maturity other-than-temporary impairments in the second quarter of 2012 were concentrated in the consumer non-cyclical and technology sectors of our corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the second quarter of both 2013 and 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment losses in the second quarter of 2013 were $22 million, compared to net realized investment gains of $154 million in the second quarter of 2012.

Net realized gains on fixed maturity securities were $37 million in the second quarter of 2013, compared to net realized gains of $44 million in the second quarter of 2012, as set forth in the following table:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$63	$73
Private bond prepayment premiums	5	2

Total gross realized investment gains	68	75

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(10)	(19)
Gross losses on sales and maturities(1)	(21)	(4)
Credit related losses on sales	0	(8)

Total gross realized investment losses	(31)	(31)

Realized investment gains (losses), net–Fixed Maturity Securities	$37	$44

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$42	$69

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $63 million in the second quarter of 2013, primarily driven by net trading gains on sales of equity securities. Net realized losses on equity securities were $10 million in the second quarter of 2012 and included other-than-temporary-impairments of $16 million, partially offset by net trading gains on sales of equity securities of $6 million.

Net realized gains on commercial mortgage and other loans were $1 million in the second quarter of 2013, primarily related to a net decrease in the loan loss reserve. Net realized losses on commercial mortgage and other loans in the second quarter of 2012 of $2 million were primarily related to a net increase in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $120 million in the second quarter of 2013, compared to net realized gains of $123 million in the second quarter of 2012. Derivative losses in the second quarter of 2013 primarily reflect net losses of $93 million on interest rate derivatives primarily used to manage duration as interest rates increased. Also, contributing to the net derivative losses were $15 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro and other currencies. Derivative gains in the second quarter of 2012 primarily reflect net derivative gains of $65 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro and net mark-to-market gains of $54 million on interest rate derivatives primarily used to manage duration as interest rates declined.

During the second quarter of 2013, we recorded other-than-temporary impairments of $12 million in earnings, compared to other-than-temporary impairments of $35 million recorded in earnings in the second quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$9	$12
Private fixed maturity securities	1	7

Total fixed maturity securities	10	19
Equity securities	0	16
Other invested assets(2)	2	0

Total	$12	$35

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$3	$5	$8
Due to other accounting guidelines	0	2	2

Total	$3	$7	$10

	Three Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$6	$12	$18
Due to other accounting guidelines	1	0	1

Total	$7	$12	$19

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the second quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the communications, basic industry, and utility sectors of our corporate securities. Fixed maturity other-than-temporary impairments in the second quarter of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the capital goods and consumer cyclical sectors of our corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2013 and 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2013 to 2012 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first six months of 2013 were $1,822 million, compared to net realized investment gains of $235 million in the first six months of 2012.

Net realized gains on fixed maturity securities were $295 million in the first six months of 2013, compared to net realized losses of $109 million in the first six months of 2012, as set forth in the following table:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$505	$164
Private bond prepayment premiums	29	8

Total gross realized investment gains	534	172

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(82)	(156)
Gross losses on sales and maturities(1)	(132)	(104)
Credit related losses on sales	(25)	(21)

Total gross realized investment losses	(239)	(281)

Realized investment gains (losses), net–Fixed Maturity Securities	$295	$(109)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$373	$60

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2013 were $373 million primarily due to sales within our International Insurance segment resulting from surrenders of fixed annuities denominated in Australian and U.S. dollars. Net trading gains on sales and maturities of fixed maturity securities in the first six months of 2012 were $60 million primarily due to sales within our Retirement, Individual Annuities and International Insurance segments. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2013 and 2012.

Net realized gains on equity securities were $65 million in the first six months of 2013. The first six months of 2013 included net trading gains on sales of equity securities of $73 million, partially offset by other-than-temporary equity securities impairments of $8 million. Net realized losses on equity securities were $69 million in the first six months of 2012. The first six months of 2012 included other-than-temporary equity securities impairments of $72 million, partially offset by net trading gains on sales of equity securities of $3 million, which were primarily due to sales within our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the first six months of 2013 were $36 million, primarily related to a net decrease in the loan loss reserve of $15 million and higher servicing revenue within our Asset Management business, partially offset by realized losses on foreclosures, restructurings and sales. Net realized gains on commercial mortgage and other loans in the first six months of 2012 were $22 million, primarily related to a net decrease in the loan loss reserve of $21 million, partially offset by realized losses on foreclosures, restructurings and sales within our commercial mortgage operations in International Insurance business. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $2,222 million in the first six months of 2013, compared to net realized gains of $455 million in the first six months of 2012. The net derivative losses in the first six months of 2013 primarily reflect net losses of $1,282 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net losses of $699 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Also contributing to the net derivative losses were net mark-to-market losses of $610 million on interest rate derivatives used to manage duration as interest rates increased. Partially offsetting these losses were net gains of $373 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative gains in the first six months of 2012 primarily reflect net mark-to-market gains of $143 million on interest rate derivatives used to manage duration as interest rates declined. Also contributing to these gains were net gains of $131 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese Yen, net gains of $63 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts and gains of $56 million primarily representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information

Net realized gains on other investments were $4 million in the first six months of 2013, which included net trading gains of $10 million, primarily from our Corporate and Other segment, partially offset by other-than-temporary impairments of $6 million on real estate and joint ventures and partnerships investments. Net realized losses on other investments were $64 million in the first six months of 2012, which included a $74 million impairment on real estate and joint ventures and partnerships investments, of which $58 million relates to prior periods, partially offset by net trading gains of $10 million, primarily from our Corporate and Other segment.

Related adjustments include a net negative adjustment of $4,181 million for the first six months of 2013 and a net positive adjustment of $107 million for the first six months of 2012. The adjustments in both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI. See “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” for additional information.

Related charges include a net related benefit of $770 million for the first six months of 2013 and a net related charge of $150 million for the first six months of 2012. The impacts in both periods were primarily driven by that portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts.

During the first six months of 2013, we recorded other-than-temporary impairments of $95 million in earnings, compared to total other-than-temporary impairments of $302 million recorded in earnings in the first six months of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$69	$129
Private fixed maturity securities	13	27

Total fixed maturity securities	82	156
Equity securities	8	72
Other invested assets(2)	5	74

Total	$95	$302

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Six Months Ended June 30, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$12	$18	$30
Due to other accounting guidelines(3)	0	52	52

Total	$12	$70	$82

	Six Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$32	$30	$62
Due to other accounting guidelines(3)	2	92	94

Total	$34	$122	$156

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity other-than-temporary impairments in the first six months of 2013 were concentrated in the communications and utility sectors of our corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to a deficiency in the contractual cash flows related to the investment. During the first six months of 2013, we recorded other-than-temporary impairments of $2 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in the first six months of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical, technology, and consumer cyclical sectors of our corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers, which have caused, or we believe will lead to, a deficiency in the contractual cash flows related to the investment.

Equity security other-than-temporary impairments in the first six months of 2013 and 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intend to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2013 were $75 million, compared to net realized investment gains of $144 million in the first six months of 2012.

Net realized gains on fixed maturity securities were $49 million in the first six months of 2013, compared to net realized gains of $14 million in the first six months of 2012, as set forth in the following table:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$95	$93
Private bond prepayment premiums	13	3

Total gross realized investment gains	108	96

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(21)	(49)
Gross losses on sales and maturities(1)	(32)	(25)
Credit related losses on sales	(6)	(8)

Total gross realized investment losses	(59)	(82)

Realized investment gains (losses), net–Fixed Maturity Securities	$49	$14

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$63	$68

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $106 million in the first six months of 2013, resulting from net trading gains on sales of equity securities. Net realized gains on equity securities were $32 million in the first six months of 2012, which include net trading gains on sales of equity securities of $50 million, partially offset by other-than-temporary impairments of $18 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the first six months of 2013 were $2 million, primarily related to a net decrease in the loan loss reserves. Net realized losses on commercial mortgage and other loans of $1 million in the first six months of 2012 were primarily related to a net increase in the loan loss reserve. For additional information regarding our loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $78 million in the first six months of 2013, compared to net realized gains of $100 million in the first six months of 2012. Derivative losses in the first six months of 2013 primarily reflect net losses of $97 million on interest rate derivatives primarily used to manage duration as interest rates increased, partially offset by net gains of $31 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro. Derivative gains of $100 million in the first six months of 2012 primarily reflect net gains of $71 million on interest rate derivatives primarily used to manage duration as interest rates declined, and net gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro.

Net realized losses on other investments were $4 million and $1 million in the first six months of 2013 and 2012, respectively, driven by other-than-temporary impairments on joint ventures and partnership investments in both periods.

During the first six months of 2013, we recorded other-than-temporary impairments of $25 million in earnings, compared to other-than-temporary impairments of $68 million recorded in earnings in the first six months of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$15	$40
Private fixed maturity securities	6	9

Total fixed maturity securities	21	49
Equity securities	0	18
Other invested assets(2)	4	1

Total	$25	$68

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30, 2013
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$7	$10	$17
Due to other accounting guidelines	0	4	4

Total	$7	$14	$21

	Six Months Ended June 30, 2012
	Asset-Backed Securities Collateralized By Sub-Prime Mortgages	All Other Fixed Maturity Securities	Total Fixed Maturity Securities
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$25	$23	$48
Due to other accounting guidelines	1	0	1

Total	$26	$23	$49

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first six months of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the communications, utility, and consumer non-cyclical sectors of our corporate securities. Other-than-temporary impairments in the first six months of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and communications sectors of our corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first six months 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans, and non-coupon assets, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership, and seed money investments in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

On January 2, 2013, we completed the acquisition of the Hartford Life Business. Our Financial Services Businesses’ general account portfolio, as of June 30, 2013, includes $7.5 billion of invested assets at carrying value from this acquisition, which primarily consists of $6.6 billion of fixed maturity securities, $0.6 billion of commercial mortgage and other loans, and $0.3 billion of other invested assets. For additional details regarding this transaction, see “—Executive Summary”, above.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	June 30, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,418	$27,489	$239,907	62.1%
Public, held-to-maturity, at amortized cost	2,693	0	2,693	0.7
Private, available-for-sale, at fair value	29,287	16,559	45,846	11.9
Private, held-to-maturity, at amortized cost	869	0	869	0.2
Trading account assets supporting insurance liabilities, at fair value	20,658	0	20,658	5.4
Other trading account assets, at fair value	1,401	274	1,675	0.4
Equity securities, available-for-sale, at fair value	5,289	3,465	8,754	2.3
Commercial mortgage and other loans, at book value	27,830	9,749	37,579	9.7
Policy loans, at outstanding balance	6,679	5,061	11,740	3.0
Other long-term investments(1)	6,562	2,102	8,664	2.2
Short-term investments	6,184	1,731	7,915	2.1

Total general account investments	319,870	66,430	386,300	100.0%

Invested assets of other entities and operations(2)	6,697	0	6,697

Total investments	$326,567	$66,430	$392,997

	December 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$225,306	$28,790	$254,096	63.7%
Public, held-to-maturity, at amortized cost	3,116	0	3,116	0.8
Private, available-for-sale, at fair value	29,246	17,629	46,875	11.7
Private, held-to-maturity, at amortized cost	1,152	0	1,152	0.3
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	5.2
Other trading account assets, at fair value	1,426	275	1,701	0.4
Equity securities, available-for-sale, at fair value	5,031	3,225	8,256	2.1
Commercial mortgage and other loans, at book value	26,623	9,608	36,231	9.1
Policy loans, at outstanding balance	6,455	5,120	11,575	2.9
Other long-term investments(1)	6,665	2,012	8,677	2.2
Short-term investments	5,124	1,261	6,385	1.6

Total general account investments	330,734	67,920	398,654	100.0%

Invested assets of other entities and operations(2)	6,928	0	6,928

Total investments	$337,662	$67,920	$405,582

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and non-dealer derivative trading operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The decrease in general account investments attributable to the Financial Services Businesses in the first six months of 2013 was primarily due to the translation impact of the yen weakening against the U.S. dollar, as well as a net decrease in fair value driven by an increase in U.S. interest rates, partially offset by assets acquired as part of the Hartford transaction as discussed above as well as portfolio growth driven by the reinvestment of net investment income. The general account investments attributable to the Closed Block Business also decreased in the first six months of 2013, primarily due to net operating outflows and a net decrease in fair value driven by an increase in interest rates, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% and 46% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2013	December 31, 2012
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$111,802	$124,710
Public, held-to-maturity, at amortized cost	2,693	3,116
Private, available-for-sale, at fair value	6,306	6,252
Private, held-to-maturity, at amortized cost	869	1,152
Trading account assets supporting insurance liabilities, at fair value	1,798	1,838
Other trading account assets, at fair value	915	1,195
Equity securities, available-for-sale, at fair value	2,363	2,126
Commercial mortgage and other loans, at book value	5,950	6,156
Policy loans, at outstanding balance	2,314	2,665
Other long-term investments(1)	1,576	2,215
Short-term investments	330	318

Total Japanese general account investments(2)	$136,916	$151,743

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.
(2)	Excludes assets classified as “Separate accounts assets” on our balance sheet.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2013 was primarily attributable to the translation impact of the yen weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value driven by declining interest rates on yen-denominated investments.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of June 30, 2013, our Japanese insurance operations had $44.3 billion, at fair value, of investments denominated in U.S. dollars, including $3.8 billion that were hedged to yen through third party derivative contracts and $31.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2012, our Japanese insurance operations had $44.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $31.6 billion that support liabilities denominated in U.S. dollars. The $0.6 billion decrease in the fair value of U.S. dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of business inflows.

Our Japanese insurance operations had $8.3 billion and $8.6 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2013 and December 31, 2012, respectively. The $0.3 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of net business inflows.

Eurozone Exposure

Our investment portfolio includes direct investment exposure to the Eurozone region. We define this region as consisting of those countries within the European Union that have adopted the euro as their sole legal currency. The Eurozone region currently consists of seventeen countries, including Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Malta, the Netherlands, Portugal, Slovakia, Slovenia and Spain. Included in this region are peripheral countries, which we currently define as consisting of Greece, Ireland, Italy, Portugal and Spain. Specific country exposure is determined based on the issuer’s country of incorporation.

The following table sets forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to the Financial Services Businesses, as of June 30, 2013.

Eurozone Gross Direct Exposure—Financial Services Businesses

	June 30, 2013
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$250	$581	$2,060	$2,891	$320	$593	$2,321	$3,234
Netherlands	11	543	2,675	3,229	14	601	2,896	3,511
Germany	441	197	928	1,566	567	223	971	1,761
Luxembourg	0	254	1,095	1,349	0	277	1,120	1,397
Other non-peripheral(1)	107	27	545	679	129	28	562	719

Total non-peripheral exposure	809	1,602	7,303	9,714	1,030	1,722	7,870	10,622
Peripheral countries:
Italy(2)	836	21	295	1,152	877	23	282	1,182
Ireland	0	87	489	576	0	97	511	608
Spain	25	15	116	156	31	15	119	165
Other peripheral(3)	0	0	0	0	0	0	0	0

Total peripheral exposure	861	123	900	1,884	908	135	912	1,955
International agencies(4)	0	97	1,117	1,214	0	102	1,407	1,509

Total exposure(5)	$1,670	$1,822	$9,320	$12,812	$1,938	$1,959	$10,189	$14,086

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	Of the $12,812 million of amortized cost represented above, 87% is related to fixed maturities, 9% is related to trading account assets supporting insurance liabilities, and the remaining 4% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Our gross direct exposure to the Eurozone region attributable to the Closed Block Business was $4,096 million of amortized cost (fair value, $4,371 million), as of June 30, 2013, of which $3,538 million (fair value, $3,784 million) represented non-peripheral exposure and $558 million (fair value, $587 million) represented peripheral exposure. Approximately 15% and 17% of the non-peripheral and peripheral exposure, respectively, was related to financial institutions, and less than 1% each of the non-peripheral and peripheral exposures was related to sovereigns. Of the $4,096 million of amortized cost represented above, 94% was related to fixed maturities, and the remaining 6% was related to all other asset types.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended June 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.74%	$2,136	5.24%	$510	3.96%	$2,646
Trading account assets supporting insurance liabilities	3.71	192	0.00	0	3.71	192
Equity securities	6.82	69	3.97	25	5.74	94
Commercial mortgage and other loans	5.03	348	5.64	136	5.19	484
Policy loans	4.65	78	5.74	72	5.11	150
Short-term investments and cash equivalents	0.22	8	1.24	1	0.25	9
Other investments	8.39	165	10.51	62	8.88	227

Gross investment income before investment expenses	3.89	2,996	5.48	806	4.15	3,802
Investment expenses	(0.12)	(77)	(0.25)	(37)	(0.14)	(114)

Investment income after investment expenses	3.77%	2,919	5.23%	769	4.01%	3,688

Investment results of other entities and operations(2)		22		0		22

Total investment income		$2,941		$769		$3,710

	Three Months Ended June 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.76%	$1,872	5.44%	$541	4.04%	$2,413
Trading account assets supporting insurance liabilities	3.95	194	0.00	0	3.95	194
Equity securities	6.07	62	3.69	23	5.16	85
Commercial mortgage and other loans	5.25	332	5.95	142	5.44	474
Policy loans	4.61	71	5.91	76	5.20	147
Short-term investments and cash equivalents	0.27	9	1.34	2	0.27	11
Other investments	4.25	65	8.42	49	5.40	114

Gross investment income before investment expenses	3.82	2,605	5.58	833	4.14	3,438
Investment expenses	(0.11)	(64)	(0.25)	(38)	(0.14)	(102)

Investment income after investment expenses	3.71%	2,541	5.33%	795	4.00%	3,336

Investment results of other entities and operations(2)		22		0		22

Total investment income		$2,563		$795		$3,358

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and non-dealer derivative trading operations, as described below under “—Invested Assets of Other Entities and Operations”.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Six Months Ended June 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.73%	$4,283	5.28%	$1,020	3.95%	$5,303
Trading account assets supporting insurance liabilities	3.82	392	0.00	0	3.82	392
Equity securities	6.27	128	3.57	44	5.26	172
Commercial mortgage and other loans	5.09	689	5.75	274	5.26	963
Policy loans	4.68	154	5.75	144	5.14	298
Short-term investments and cash equivalents	0.20	16	1.16	3	0.23	19
Other investments	6.41	253	10.66	123	7.37	376

Gross investment income before investment expenses	3.81	5,915	5.50	1,608	4.08	7,523
Investment expenses	(0.12)	(157)	(0.26)	(76)	(0.14)	(233)

Investment income after investment expenses	3.69%	5,758	5.24%	1,532	3.94%	7,290

Investment results of other entities and operations(2)		58		0		58

Total investment income		$5,816		$1,532		$7,348

	Six Months Ended June 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$3,713	5.50%	$1,087	4.04%	$4,800
Trading account assets supporting insurance liabilities	4.04	393	0.00	0	4.04	393
Equity securities	5.82	118	3.33	43	4.85	161
Commercial mortgage and other loans	5.31	664	6.06	281	5.52	945
Policy loans	4.60	142	5.96	153	5.22	295
Short-term investments and cash equivalents	0.27	17	1.39	4	0.30	21
Other investments	3.51	111	8.28	94	4.79	205

Gross investment income before investment expenses	3.80	5,158	5.61	1,662	4.13	6,820
Investment expenses	(0.12)	(125)	(0.25)	(76)	(0.14)	(201)

Investment income after investment expenses	3.68%	5,033	5.36%	1,586	3.99%	6,619

Investment results of other entities and operations(2)		59		0		59

Total investment income		$5,092		$1,586		$6,678

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

(2)	Includes invested assets of our asset management and non-dealer derivative trading operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.49%	$1,316	5.25%	$1,054
Trading account assets supporting insurance liabilities	3.95	186	4.21	188
Equity securities	7.83	46	9.27	50
Commercial mortgage and other loans	5.27	284	5.58	275
Policy loans	5.18	57	5.47	46
Short-term investments and cash equivalents	0.24	7	0.31	7
Other investments	10.30	130	3.92	22

Gross investment income before investment expenses	4.51	2,026	4.88	1,642
Investment expenses	(0.12)	(41)	(0.09)	(15)

Investment income after investment expenses	4.39%	1,985	4.79%	1,627

Investment results of other entities and operations(2)		22		22

Total investment income		$2,007		$1,649

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and non-dealer derivative trading operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets, lower fixed maturity reinvestment rates, and the addition of assets from the pension risk transfer and Hartford transactions at current market yields, partially offset by higher income from our non-coupon investments.

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

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.60%	$2,630	5.27%	$2,101
Trading account assets supporting insurance liabilities	4.00	374	4.24	375
Equity securities	7.46	86	8.67	90
Commercial mortgage and other loans	5.33	560	5.68	552
Policy loans	5.37	111	5.55	94
Short-term investments and cash equivalents	0.21	14	0.30	14
Other investments	6.98	171	3.34	37

Gross investment income before investment expenses	4.45	3,946	4.88	3,263
Investment expenses	(0.12)	(79)	(0.10)	(32)

Investment income after investment expenses	4.33%	3,867	4.78%	3,231

Investment results of other entities and operations(2)		58		59

Total investment income		$3,925		$3,290

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and non-dealer derivative trading operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets, lower fixed maturity reinvestment rates, and the addition of assets from the pension risk transfer and Hartford transactions at current market yields, partially offset by higher income from our non-coupon investments.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.95%	$820	2.75%	$818
Trading account assets supporting insurance liabilities	1.21	6	1.36	6
Equity securities	5.42	23	2.46	12
Commercial mortgage and other loans	4.20	64	4.08	57
Policy loans	3.66	21	3.53	25
Short-term investments and cash equivalents	0.17	1	0.16	2
Other investments	4.93	35	4.44	43

Gross investment income before investment expenses	3.03	970	2.79	963
Investment expenses	(0.11)	(36)	(0.14)	(49)

Total investment income	2.92%	$934	2.65%	$914

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily attributable to more favorable results from non-coupon investments and asset growth supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2013 and 2012, was approximately $32.2 billion and $29.2 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2013 and 2012, was approximately $7.7 billion and $6.5 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.87%	$1,653	2.72%	$1,612
Trading account assets supporting insurance liabilities	1.97	18	2.09	18
Equity securities	4.72	42	2.79	28
Commercial mortgage and other loans	4.26	129	4.03	112
Policy loans	3.52	43	3.44	48
Short-term investments and cash equivalents	0.15	2	0.17	3
Other investments	5.46	82	3.60	74

Gross investment income before investment expenses	2.97	1,969	2.75	1,895
Investment expenses	(0.12)	(78)	(0.13)	(93)

Total investment income	2.85%	$1,891	2.62%	$1,802

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily attributable to more favorable results from non-coupon investments and asset growth supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2013 and 2012, was approximately $32.1 billion and $28.9 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2013 and 2012, was approximately $7.8 billion and $6.5 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,592	$1,399	$434	$21,557	$21,772	$1,279	$285	$22,766
Consumer non-cyclical	22,789	1,984	784	23,989	21,727	1,898	269	23,356
Utility	18,393	1,444	662	19,175	17,993	1,601	344	19,250
Capital goods	10,447	928	304	11,071	10,251	896	144	11,003
Consumer cyclical	10,198	801	326	10,673	9,927	756	147	10,536
Foreign agencies	4,826	1,044	56	5,814	5,706	732	8	6,430
Energy	8,784	689	331	9,142	7,923	745	83	8,585
Communications	7,119	631	259	7,491	7,552	610	119	8,043
Basic industry	6,605	421	256	6,770	6,215	416	69	6,562
Transportation	5,428	445	101	5,772	5,288	478	43	5,723
Technology	4,411	309	152	4,568	4,656	279	77	4,858
Industrial other	2,399	194	37	2,556	2,261	196	3	2,454

Total corporate securities	121,991	10,289	3,702	128,578	121,271	9,886	1,591	129,566
Foreign government(3)	73,143	6,527	174	79,496	82,376	6,782	65	89,093
Residential mortgage-backed	6,805	383	64	7,124	8,360	435	30	8,765
Asset-backed securities(4)	7,653	204	219	7,638	8,209	202	407	8,004
Commercial mortgage-backed	8,527	470	99	8,898	7,413	595	14	7,994
U.S. Government	8,554	2,272	82	10,744	10,525	2,474	34	12,965
State & Municipal(5)	2,807	294	106	2,995	2,303	378	5	2,676

Total(6)	$229,480	$20,439	$4,446	$245,473	$240,457	$20,752	$2,146	$259,063

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $244 million of gross unrealized gains and $37 million of gross unrealized losses as of June 30, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(3)	As of both June 30, 2013 and December 31, 2012, based on amortized cost, 81% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to June 30, 2013, was primarily due to a net increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,763	$562	$50	$5,275	$4,773	$862	$12	$5,623
Consumer non-cyclical	4,570	508	44	5,034	4,419	750	5	5,164
Finance	4,153	288	26	4,415	3,728	442	17	4,153
Consumer cyclical	3,067	319	23	3,363	3,003	477	10	3,470
Capital goods	2,487	259	13	2,733	2,523	376	1	2,898
Energy	1,790	184	12	1,962	1,879	305	0	2,184
Communications	1,463	156	17	1,602	1,513	268	4	1,777
Basic industry	1,329	98	25	1,402	1,324	186	3	1,507
Transportation	1,258	121	7	1,372	1,386	186	4	1,568
Industrial other	1,039	47	17	1,069	1,074	110	2	1,182
Technology	695	63	17	741	626	103	7	722
Foreign agencies	400	42	5	437	355	68	0	423

Total corporate securities	27,014	2,647	256	29,405	26,603	4,133	65	30,671
Asset-backed securities(2)	4,138	60	189	4,009	4,592	71	320	4,343
Commercial mortgage-backed	4,150	83	79	4,154	4,029	179	2	4,206
U.S. Government	3,589	574	24	4,139	3,401	966	0	4,367
Residential mortgage-backed	1,248	66	6	1,308	1,520	97	3	1,614
Foreign government(3)	362	63	8	417	345	103	2	446
State & Municipal	558	65	7	616	647	126	1	772

Total(4)	$41,059	$3,558	$569	$44,048	$41,137	$5,675	$393	$46,419

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both June 30, 2013 and December 31, 2012, based on amortized cost, no individual foreign country represented more than 13%.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to June 30, 2013, was primarily due to a net increase in U.S. interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation. The deterioration of the U.S. housing market since prices peaked in 2006 and higher unemployment levels over the past several years, coupled with relaxed underwriting standards for some originators of sub-prime mortgages through 2007, have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. This has resulted in increased attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, significant delays in foreclosure proceedings have resulted in increased servicing costs which negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are pursuing legal and other actions with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices. For additional information, see Note 15 to our Unaudited Interim Consolidated Financial Statements.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	387	387	430
2006	3	0	35	51	623	712	828
2005	0	2	8	19	252	281	293
2004 & Prior	0	4	30	36	580	650	691

Total collateralized by sub-prime mortgages	3	6	73	106	1,842	2,030	2,242

Other asset-backed securities:
Collateralized loan obligations	1,855	468	14	0	0	2,337	1,858
Collateralized by non-sub-prime mortgages	1,028	49	6	16	5	1,104	1,444
Collateralized by credit cards	438	0	56	50	0	544	695
Collateralized by auto loans	476	0	0	0	1	477	694
Other asset-backed securities(1)	168	629	112	136	116	1,161	1,276

Total asset-backed securities(2)	$3,968	$1,152	$261	$308	$1,964	$7,653	$8,209

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 96% of the $409 million of education loans included above carry a Department of Education guaranty as of June 30, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	333	333	339
2006	3	0	34	44	605	686	698
2005	0	2	8	19	238	267	251
2004 & Prior	0	3	29	35	535	602	594

Total collateralized by sub-prime mortgages	3	5	71	98	1,711	1,888	1,882

Other asset-backed securities:
Collateralized loan obligations	1,859	472	14	0	6	2,351	1,871
Collateralized by non-sub-prime mortgages	1,077	49	6	15	5	1,152	1,524
Collateralized by credit cards	453	0	56	50	0	559	714
Collateralized by auto loans	479	0	0	0	1	480	702
Other asset-backed securities(1)	171	649	118	151	119	1,208	1,311

Total asset-backed securities(2)	$4,042	$1,175	$265	$314	$1,842	$7,638	$8,004

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 96% of the $412 million of education loans included above carry a Department of Education guaranty as of June 30, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2013, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.242 billion as of December 31, 2012, to $2.030 billion as of June 30, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $207 million as of June 30, 2013, and $390 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of June 30, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2013, based on amortized cost, approximately 57% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 40% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $2.030 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2013, were $347 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	5	0	20	258	283	324
2006	5	83	0	1	543	632	711
2005	8	19	63	17	103	210	233
2004 & Prior	0	2	14	19	434	469	503

Total collateralized by sub-prime mortgages	13	109	77	57	1,338	1,594	1,771

Other asset-backed securities:
Collateralized by auto loans	833	0	0	0	0	833	892
Collateralized loan obligations	424	160	1	0	0	585	599
Collateralized by credit cards	251	0	0	24	2	277	450
Collateralized by education loans(1)	17	423	0	0	0	440	450
Other asset-backed securities(2)	72	57	55	209	16	409	430

Total asset-backed securities(3)	$1,610	$749	$133	$290	$1,356	$4,138	$4,592

(1)	Approximately 95% of the $440 million of education loans included above carry a Department of Education guaranty as of June 30, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	June 30, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	5	0	18	227	250	269
2006	5	81	0	1	453	540	543
2005	8	18	60	17	92	195	205
2004 & Prior	0	1	14	18	398	431	442

Total collateralized by sub-prime mortgages	13	105	74	54	1,170	1,416	1,459

Other asset-backed securities:
Collateralized by auto loans	833	0	0	0	0	833	896
Collateralized by credit cards	253	0	0	24	2	279	454
Collateralized loan obligations	427	161	1	0	0	589	605
Collateralized by education loans(1)	17	428	0	0	0	445	453
Other asset-backed securities(2)	73	58	59	234	23	447	476

Total asset-backed securities(3)	$1,616	$752	$134	$312	$1,195	$4,009	$4,343

(1)	Approximately 96% of the $445 million of education loans included above carry a Department of Education guaranty as of June 30, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.771 billion as of December 31, 2012, to $1.594 billion as of June 30, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $184 million as of June 30, 2013, and $315 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 32% as of June 30, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2013, based on amortized cost, approximately 68% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 47% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.594 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2013, were $263 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	June 30, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$6,683	98.2%	$1,109	88.9%
Collateralized mortgage obligations(2)(3)	122	1.8	139	11.1

Total residential mortgage-backed securities	$6,805	100.0%	$1,248	100.0%

Portion rated AA or higher(4)	$6,708	98.6%	$1,109	88.9%

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,183	97.9%	$1,364	89.7%
Collateralized mortgage obligations(2)(3)	177	2.1	156	10.3

Total residential mortgage-backed securities	$8,360	100.0%	$1,520	100.0%

Portion rated AA or higher(4)	$8,247	98.7%	$1,364	89.7%

(1)	As of June 30, 2013, of these securities, for the Financial Services Businesses, $5.237 billion are supported by U.S. government and $1.446 billion are supported by foreign governments. As of December 31, 2012, of these securities, for the Financial Services Businesses, $6.359 billion were supported by the U.S. government and $1.824 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both June 30, 2013 and December 31, 2012.
(2)	Includes alternative residential mortgage loans of $32 million and $36 million in the Financial Services Businesses, and $68 million and $76 million in the Closed Block Business, as of June 30, 2013 and December 31, 2012, respectively.
(3)	As of June 30, 2013, of these collateralized mortgage obligations, for the Financial Services Businesses, 41% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 54% have below investment grade ratings, and as of December 31, 2012, 57% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 38% have below investment grade ratings. As of both June 30, 2013 and December 31, 2012, for the Closed Block Business, 13% have BBB credit ratings and 87% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$1,217	$473	$12	$8	$1	$1,711	$566
2007	979	44	26	5	1	1,055	1,196
2006	2,802	148	6	4	0	2,960	2,781
2005	2,122	66	8	4	0	2,200	2,113
2004 & Prior	474	84	28	7	8	601	757

Total commercial mortgage-backed securities(2)(3)(4)	$7,594	$815	$80	$28	$10	$8,527	$7,413

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of June 30, 2013, are downgraded super senior securities with amortized cost of $172 million in AA and $61 million in A.
(4)	Included in the table above, as of June 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $508 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$1,152	$480	$11	$8	$1	$1,652	$609
2007	1,008	47	27	5	16	1,103	1,275
2006	2,982	155	6	4	0	3,147	3,062
2005	2,220	75	10	5	0	2,310	2,261
2004 & Prior	534	104	33	7	8	686	787

Total commercial mortgage-backed securities(2)(3)	$7,896	$861	$87	$29	$25	$8,898	$7,994

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of June 30, 2013, are agency commercial mortgage-backed securities with fair value of $517 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $10 million in AAA, and $2 million in BB and below as of June 30, 2013, and $12 million in AAA, $4 million in BBB and $18 million in BB and below as of December 31, 2012.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $516 million in AAA, $96 million in AA, $31 million in A and $9 million in BBB as of June 30, 2013, and $674 million in AAA, $116 million in AA, $40 million in A and $9 million in BBB as of December 31, 2012.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	June 30, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013—2008	$1,200	$10	$0	$0	$0	$7	$0	$1,217
2007	976	3	0	0	0	0	0	979
2006	1,303	1,489	0	0	0	0	10	2,802
2005	294	1,801	0	4	0	23	0	2,122
2004 & Prior	6	191	0	32	186	59	0	474

Total	$3,779	$3,494	$0	$36	$186	$89	$10	$7,594

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$749	$738	$0	$9	$0	$1,496	$847
2007	439	43	0	0	4	486	552
2006	1,068	125	0	0	0	1,193	1,301
2005	771	25	0	0	0	796	1,091
2004 & Prior	161	11	0	7	0	179	238

Total commercial mortgage-backed securities(2)(3)	$3,188	$942	$0	$16	$4	$4,150	$4,029

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2013, are downgraded super senior securities with amortized cost of $150 million in AA.
(3)	Included in the table above, as of June 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $37 million in AAA and $780 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$709	$711	$0	$8	$0	$1,428	$869
2007	447	42	0	0	13	502	579
2006	1,096	128	0	0	0	1,224	1,375
2005	793	27	0	0	0	820	1,141
2004 & Prior	162	11	0	7	0	180	242

Total commercial mortgage-backed securities(2)	$3,207	$919	$0	$15	$13	$4,154	$4,206

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2013, are agency commercial mortgage-backed securities with fair value of $34 million in AAA and $753 million in AA.

The following table sets forth the amortized cost our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	June 30, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013—2008	$712	$0	$0	$0	$0	$0	$0	$712
2007	439	0	0	0	0	0	0	439
2006	400	668	0	0	0	0	0	1,068
2005	419	352	0	0	0	0	0	771
2004 & Prior	37	13	0	0	93	18	0	161

Total(1)	$2,007	$1,033	$0	$0	$93	$18	$0	$3,151

(1)	Excluded from the table above, as of June 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $37 million.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by internationally recognized credit rating agencies, including Moody’s, Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit rating agencies.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	June 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$176,046	$16,212	$3,017	$189,241	$189,129	$16,564	$1,037	$204,656
2	44,046	3,589	1,137	46,498	42,424	3,688	656	45,456

Subtotal High or Highest Quality Securities(5)	220,092	19,801	4,154	235,739	231,553	20,252	1,693	250,112
3	6,538	384	158	6,764	6,086	301	233	6,154
4	2,169	181	87	2,263	1,982	133	129	1,986
5	522	43	39	526	650	27	74	603
6	159	30	8	181	186	39	17	208

Subtotal Other Securities(6)(7)	9,388	638	292	9,734	8,904	500	453	8,951

Total Fixed Maturities	$229,480	$20,439	$4,446	$245,473	$240,457	$20,752	$2,146	$259,063

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2013 and December 31, 2012, 134 securities with amortized cost of $1,032 million (fair value, $1,040 million) and 104 securities with amortized cost of $793 million (fair value, $847 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $243 million of gross unrealized gains and $37 million gross unrealized losses as of June 30, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(4)	As of June 30, 2013, includes gross unrealized losses of $230 million on public fixed maturities and $62 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $401 million on public fixed maturities and $52 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of June 30, 2013, includes $195,458 million of public fixed maturities and $24,634 million of private fixed maturities and, as of December 31, 2012, includes $206,966 million of public fixed maturities and $24,587 million of private fixed maturities.
(6)	On an amortized cost basis, as of June 30, 2013, includes $5,935 million of public fixed maturities and $3,453 million of private fixed maturities and, as of December 31, 2012, includes $5,416 million of public fixed maturities and $3,488 million of private fixed maturities.
(7)	On an amortized cost basis, as of June 30, 2013, securities considered below investment grade based on lowest of external rating agency ratings, total $11.3 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	June 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,301	$2,054	$267	$25,088	$23,197	$3,353	$114	$26,436
2	14,726	1,362	152	15,936	14,581	2,091	58	16,614

Subtotal High or Highest Quality Securities(3)	38,027	3,416	419	41,024	37,778	5,444	172	43,050
3	1,923	88	61	1,950	1,989	156	94	2,051
4	853	22	66	809	1,015	35	92	958
5	191	12	21	182	271	13	34	250
6	65	20	2	83	84	27	1	110

Subtotal Other Securities(4)(5)	3,032	142	150	3,024	3,359	231	221	3,369

Total Fixed Maturities	$41,059	$3,558	$569	$44,048	$41,137	$5,675	$393	$46,419

(1)	Includes, as of June 30, 2013 and December 31, 2012, 68 securities with amortized cost of $1,048 million (fair value, $1,052 million) and 51 securities with amortized cost of $885 million (fair value, $941 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of June 30, 2013, includes gross unrealized losses of $128 million on public fixed maturities and $22 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $207 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of June 30, 2013, includes $24,303 million of public fixed maturities and $13,724 million of private fixed maturities and, as of December 31, 2012, includes $23,884 million of public fixed maturities and $13,894 million of private fixed maturities.
(4)	On an amortized cost basis, as of June 30, 2013, includes $1,439 million public fixed maturities and $1,593 million of private fixed maturities and, as of December 31, 2012, includes $1,603 million of public fixed maturities and $1,756 million of private fixed maturities.
(5)	On an amortized cost basis, as of June 30, 2013, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.2 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the reference names (or an index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed.

The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of three years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $1 million and $3 million for the three and six months ended June 30, 2013, respectively, and $1 million and $2 million for the three and six months ended June 30, 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As of June 30, 2013, the Financial Services Businesses had no outstanding sell protection credit derivatives. As of December 31, 2012, the Financial Services Businesses had $1,065 million of outstanding notional amounts, reported at fair value as an asset of $2 million, where we have sold credit protection through credit derivatives. These amounts exclude a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

As of both June 30, 2013 and December 31, 2012, the Closed Block Business had $5 million of outstanding notional amounts, each reported at fair value as an asset of less than $1 million of exposure, where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio, including exposures relating to certain guarantees from monoline bond insurers. As of June 30, 2013 and December 31, 2012, the Financial Services Businesses had $1.233 billion and $1.370 billion of outstanding notional amounts, reported at fair value as a liability of $30 million and of $27 million, respectively. As of June 30, 2013 and December 31, 2012, the Closed Block Business had $281 million and $309 million of outstanding notional amounts, each reported at fair value as a liability of $8 million. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $7 million and $15 million for the three and six months ended June 30, 2013, and $10 million and $20 million for the three and six months ended June 30, 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding other-than-temporary impairments for fixed maturity securities see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $23 million and $74 million for the three months ended June 30, 2013 and 2012, respectively, and $82 million and $156 million for the six months ended June 30, 2013 and 2012, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2013 and 2012, were $4 million and $14 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2013 and 2012 include $12 million and $34 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $10 million and $19 million for the three months ended June 30, 2013, and 2012, respectively, and $21 million and $49 million for the six months ended June 30, 2013 and 2012, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2013, and 2012, were $3 million and $7 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2013 and 2012 include $7 million and $26 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,281	$1,281	$938	$938
Fixed maturities:
Corporate securities	11,493	12,013	11,076	12,107
Commercial mortgage-backed securities	2,439	2,481	2,096	2,229
Residential mortgage-backed securities	1,761	1,756	1,965	2,026
Asset-backed securities	1,075	1,086	1,179	1,116
Foreign government bonds	594	611	683	708
U.S. government authorities and agencies and obligations of U.S. states	342	383	369	426

Total fixed maturities	17,704	18,330	17,368	18,612
Equity securities	825	1,047	943	1,040

Total trading account assets supporting insurance liabilities	$19,810	$20,658	$19,249	$20,590

As a percentage of amortized cost, 77% and 75% of the portfolio was publicly-traded as of June 30, 2013 and December 31, 2012, respectively. As of both June 30, 2013 and December 31, 2012, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2013, $1.677 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $66 million secured by “ALT-A” mortgages, represented the remaining $83 million of residential mortgage-backed securities, of which 31% have credit ratings of A or better and 69% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	June 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$1	$1	$0	$0
Fixed maturities	646	622	147	154	533	452	127	139
Equity securities(1)	708	778	106	120	933	973	123	136

Total other trading account assets	$1,355	$1,401	$253	$274	$1,467	$1,426	$250	$275

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $646 million of fixed maturities attributable to the Financial Services Businesses as of June 30, 2013, on an amortized cost basis, are $196 million of asset-backed securities, 62% of which have credit ratings of A or above, 20% have BBB credit ratings, and the remaining 18% have BB and below credit ratings. Included in the $147 million of fixed maturities attributable to the Closed Block Business as of June 30, 2013, on an amortized cost basis, are $11 million of asset-backed securities, all of which have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of June 30, 2013 and December 31, 2012, respectively, we held approximately 10% and 9% of our general account investments in commercial mortgage and other loans. This percentage is net of a $234 million and $244 million allowance for losses as of June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$25,874	$9,778	$24,139	$9,666
Uncollateralized loans	1,485	24	1,833	0
Residential property loans	619	0	790	0
Other collateralized loans	33	0	47	0

Total commercial mortgage and other loans(1)	$28,011	$9,802	$26,809	$9,666

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $32 million and $45 million of collateralized consumer loans as of June 30, 2013 and December 31, 2012, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on the highest quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals are stable or improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as commercial mortgage market spreads have tightened, generally, despite some recent weakness. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. While there is still some weakness in commercial real estate fundamentals that are dependent on employment recovery, delinquency rates on our commercial mortgage loans remain low from a historic standpoint and stable. For additional information see “— Realized Investment Gains and Losses” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	June 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$7,922	30.6%	$3,421	35.0%	$7,600	31.5%	$3,423	35.4%
South Atlantic	5,265	20.4	1,729	17.7	4,846	20.1	1,814	18.8
Middle Atlantic	3,880	15.0	2,053	21.0	3,706	15.3	2,050	21.2
East North Central	2,414	9.3	672	6.9	2,000	8.3	570	5.9
West South Central	2,495	9.6	782	8.0	2,220	9.2	730	7.6
Mountain	1,133	4.4	302	3.1	1,254	5.2	350	3.6
New England	882	3.4	391	4.0	638	2.6	323	3.3
West North Central	496	1.9	111	1.1	466	1.9	137	1.4
East South Central	328	1.3	139	1.4	305	1.3	142	1.5

Subtotal-U.S.	24,815	95.9	9,600	98.2	23,035	95.4	9,539	98.7
Asia	601	2.3	0	0.0	648	2.7	0	0.0
Other	458	1.8	178	1.8	456	1.9	127	1.3

Total commercial and agricultural mortgage loans	$25,874	100.0%	$9,778	100.0%	$24,139	100.0%	$9,666	100.0%

	June 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,811	22.5%	$1,705	17.4%	$5,832	24.1%	$1,804	18.7%
Retail	5,530	21.4	2,514	25.7	5,449	22.6	2,658	27.5
Office	4,954	19.2	2,541	26.0	4,459	18.5	2,363	24.4
Apartments/Multi-Family	4,841	18.7	1,278	13.1	3,879	16.1	1,159	12.0
Other	2,156	8.3	602	6.2	2,203	9.1	598	6.2
Agricultural properties	1,510	5.8	634	6.5	1,468	6.1	645	6.7
Hospitality	1,072	4.1	504	5.1	849	3.5	439	4.5

Total commercial and agricultural mortgage loans	$25,874	100.0%	$9,778	100.0%	$24,139	100.0%	$9,666	100.0%

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

As of June 30, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.18 times, and a weighted average loan-to-value ratio of 56%. As of June 30, 2013, approximately 97% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of June 30, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.07 times, and a weighted average loan-to-value ratio of 53%. As of June 30, 2013, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2013, the weighted average debt service coverage ratio was 2.67 times and the weighted average loan-to-value ratio was 60%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.4 billion and $0.5 billion of such loans as of June 30, 2013 and December 31, 2012, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion of such loans as of both June 30, 2013 and December 31, 2012. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2013, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these pre-stabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$12,596	$537	$224	$13,357
60%-69.99%	6,881	373	185	7,439
70%-79.99%	3,549	520	119	4,188
Greater than 80%	125	241	524	890

Total commercial and agricultural mortgage loans	$23,151	$1,671	$1,052	$25,874

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$5,335	$333	$44	$5,712
60%-69.99%	2,701	69	81	2,851
70%-79.99%	836	193	60	1,089
Greater than 80%	12	62	52	126

Total commercial and agricultural mortgage loans	$8,884	$657	$237	$9,778

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of June 30, 2013.

	June 30, 2013
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2013	$3,399	13.1%	$766	7.8%
2012	4,934	19.1	1,806	18.5
2011	4,863	18.8	1,427	14.6
2010	3,054	11.8	1,055	10.8
2009	1,130	4.4	395	4.0
2008	2,422	9.3	919	9.4
2007 & prior	6,072	23.5	3,410	34.9

Total commercial and agricultural mortgage loans	$25,874	100.0%	$9,778	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $28.011 billion and $26.809 billion as of June 30, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9.802 billion and $9.666 billion as of June 30, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, 100% and more than 99% of the assets were current as of June 30, 2013 and December 31, 2012, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$186	$58	$250	$60
Addition to/(release of) allowance for losses	9	(2)	(11)	(2)
Charge-offs, net of recoveries	(9)	(3)	(51)	0
Change in foreign exchange	(5)	0	(2)	0

Allowance, end of period	$181	$53	$186	$58

Loan specific reserve	35	4	41	7
Portfolio reserve	146	49	145	51

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly-traded companies as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Financial Services Businesses

	June 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$19	$2	$0	$21	$15	$2	$0	$17
Mutual fund common stocks(1)	2,144	498	4	2,638	1,874	516	0	2,390
Other common stocks	1,939	705	14	2,630	2,392	274	42	2,624

Total equity securities(2)	$4,102	$1,205	$18	$5,289	$4,281	$792	$42	$5,031

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	June 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$7	$0	$0	$7	$10	$2	$0	$12
Mutual fund common stocks	14	6	0	20	0	0	0	0
Other common stocks	2,409	1,052	23	3,438	2,447	779	13	3,213

Total equity securities	$2,430	$1,058	$23	$3,465	$2,457	$781	$13	$3,225

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. For additional information regarding our policies regarding other-than-temporary impairments for equity securities see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Impairments of equity securities attributable to the Financial Services Businesses were $1 million and $24 million for the three months ended June 30, 2013, and 2012, respectively, and $8 million and $72 million for the six months ended June 30, 2013, and 2012, respectively. Impairments of equity securities attributable to the Closed Block Business were $0 million and $16 million for the three months ended June 30, 2013, and 2012, respectively, and $0 million and $18 million for the six months ended June 30, 2013, and 2012, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$317	$463	$320	$504
Non-real estate-related	3,874	1,625	3,861	1,538
Real estate held through direct ownership(1)	1,486	2	1,602	0
Other(2)	885	12	882	(30)

Total other long-term investments	$6,562	$2,102	$6,665	$2,012

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” includes investments held outside the general account and primarily represents investments associated with our asset management and derivative trading operations. Our derivative trading operation acts on behalf of affiliates and not in a dealer capacity. To the extent a derivative trading position is on behalf of the general account, the investment is included in “Other long-term investments”; otherwise, the investment is included in “Invested Assets of Other Entities and Operations”. Assets within our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

The following table sets forth the composition of investments held outside the general account, based on the parameters described above, as of the dates indicated.

	June 30, 2013	December 31, 2012
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$266	$272
Private, available-for-sale, at fair value	88	93
Other trading account assets, at fair value(1)	4,408	4,627
Equity securities, available-for-sale, at fair value	0	21
Commercial mortgage and other loans, at book value(2)	490	502
Other long-term investments	1,285	1,351
Short-term investments	160	62

Total investments	$6,697	$6,928

(1)	Primarily represents trading positions held by our non-dealer derivative trading operation to manage interest rate, currency, credit and equity exposures as well as assets associated with consolidated variable interest entities for which the Company is the investment manager. For further information on these consolidated variable interest entities, see Note 5 to the Unaudited Interim Consolidated Financial Statements.
(2)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

	June 30, 2013	December 31, 2012
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$83	$239
Allowance for credit or valuation-related losses	$8	$14
Weighted average loan-to-value ratio(1)	88%	91%
Weighted average debt service coverage ratio(1)	1.18	1.25

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of June 30, 2013, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Liquidity and Capital Resources

This section supplements, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Financial Stability Oversight Council has made a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System under the Dodd-Frank Act. This stricter prudential regulation may include new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “—Executive Summary” above, as well as “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K.

During the six months ended June 30, 2013, we took the following significant actions that impacted our liquidity and capital position:

•

We repositioned our capital structure and achieved an overall reduction in leverage through the redemption or maturity of an aggregate of $1.56 billion of senior notes, the redemption at par of our $920 million 9.0% Junior Subordinated Notes due 2068 and the issuance of an aggregate of $1.2 billion of junior subordinated debt in public offerings;

•	We repurchased $250 million of shares of our Common Stock and declared aggregate Common Stock dividends of $376 million; and

•	We made an investment in our Individual Life business through our acquisition of the Hartford Life Business.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and outstanding capital debt, including junior subordinated debt, of the Financial Services Businesses. As shown in the table below, as of June 30, 2013 the Financial Services Businesses had $36.3 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2013	December 31, 2012
	(in millions)
Attributed Equity(1)	$25,423	$27,088
Junior subordinated debt (i.e. hybrid securities)	4,884	4,594
Other capital debt	5,948	6,049

Total capital	$36,255	$37,731

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

The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of December 31, 2012(1):

Prudential Insurance	456%
Prudential Annuities Life Assurance Corporation	421%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

The table below presents the solvency margins of our most significant international insurance subsidiaries as of March 31, 2013, their most recent statutory fiscal year-end:

Prudential of Japan	749%
Gibraltar Life consolidated(1)	896%

(1)	Reflects the merger of the acquired Star and Edison entities with Gibraltar Life, which became effective January 1, 2012, and includes Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.

All of our domestic and international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

The regulatory capital levels of our domestic and international insurance subsidiaries can be materially impacted by interest rates, equity market and real estate market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, foreign exchange rate movements and business growth, among other items. In addition, particularly for our domestic insurance subsidiaries, the recapture of business subject to third-party reinsurance arrangements due to defaults by, or credit quality migration affecting, the third-party reinsurers or for other reasons could result in higher required statutory capital levels. Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under reasonably foreseeable stress scenarios.

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, our captives are capitalized to a level consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations. Recently, the NAIC and the New York State Department of Financial Services have examined life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and/or we may need to increase prices on certain products or find alternate financing sources, which could adversely affect our competitiveness, capital and financial position and results of operations. For further information on our specific uses of captive reinsurance companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Shareholder Distributions

In June 2013, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. This authorization supersedes the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve-month period. A total of 6.6 million shares of our Common Stock were repurchased under the prior authorization for a total cost of $400 million. The timing and amount of any future share repurchases will be determined by management based on market conditions and other considerations, including increased capital needs of our businesses due to changes in regulatory capital requirements and opportunities for growth and acquisitions. The following table sets forth information about repurchases of shares of Prudential Financial’s Common Stock, as well as declarations of Common Stock dividends, during each of the three months ended March 31 and June 30, 2013:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2013	$0.40	$188	–	$–
June 30, 2013	$0.40	$188	3.9	$250

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of $1.3 billion is targeted to ensure adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Finance Committee of the Board of Directors.

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

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under Board authority.

As of June 30, 2013, Prudential Financial had cash and short-term investments of $5,056 million, a decrease of $3,507 million from December 31, 2012. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,181 million as of June 30, 2013, a decrease of $1,246 million from December 31, 2012.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2013
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,102
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,210
Net receipts under intercompany loan agreements(2)	512
Proceeds from stock-based compensation and exercise of stock options	218
Interest income from subsidiaries on intercompany agreements, net of interest paid	102
Proceeds from short-term debt, net of repayments	88
Other, net(3)	362

Total sources	3,594

Uses:
Maturities of long term senior debt, excluding retail medium-term notes	1,090
Capital contributions to subsidiaries(4)	977
Repayments of junior subordinated debt (hybrid securities)	920
Repayment of retail medium-term notes	610
Interest paid on external debt	546
Common Stock dividends(5)	397
Share repurchases(6)	237
Net income tax payments(7)	53
Class B Stock dividends	10

Total uses	4,840

Net decrease in cash and short-term investments	$1,246

(1)	Includes dividends and/or returns of capital of $566 million from international subsidiaries, $270 million from asset management subsidiaries, $184 million from Prudential Annuities Life Assurance Corporation and $82 million from other subsidiaries.
(2)	Includes net repayments of $198 million by Pruco Re, net repayments of $50 million by Pruco Life Insurance Company, net repayments of $28 million by asset management subsidiaries, net proceeds of $205 million from the issuance of debt to Gibraltar Life and net repayments of $31 million by other subsidiaries.
(3)	Includes $400 million related to a short-term investment trade that settled in July 2013.
(4)	Includes capital contributions of $712 million to Prudential Insurance, of which $615 million was paid to The Hartford in connection with our acquisition of its life insurance business, $228 million to Pruco Re, $25 million to asset management subsidiaries, $10 million to international insurance subsidiaries and $2 million to other subsidiaries.
(5)	Includes cash payments made on dividends declared in prior periods.
(6)	Excludes $13 million related to trades that settled in July 2013.
(7)	Primarily includes tax settlements pursuant to the tax allocation agreement between Prudential Financial and its subsidiaries, net of estimated tax payments to the Internal Revenue Service.

Restrictions on Dividends and Returns of Capital from Subsidiaries

In May 2013, Prudential Insurance paid an ordinary dividend of $232 million to its parent, Prudential Holdings, LLC, which amount remained at Prudential Holdings, LLC. In June 2013, Prudential Insurance paid an ordinary dividend in the form of real property, with a value of $42 million, which was ultimately contributed to a subsidiary of Prudential Financial related to the development of a new office building located in Newark, New Jersey. Our domestic and international insurance companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates. In addition, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for details on specific dividend restrictions.

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

	June 30, 2013
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$7.2	$1.3	$0.6	$9.1	$7.4
Fixed maturity investments:
High or highest quality	123.9	18.5	9.4	151.8	158.6
Other than high or highest quality	8.3	1.3	0.6	10.2	10.0

Subtotal	132.2	19.8	10.0	162.0	168.6
Public equity securities	3.8	0.0	0.0	3.8	3.6

Total	$143.2	$21.1	$10.6	$174.9	$179.6

(1)	Includes PALAC and Pruco Life insurance companies.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	June 30, 2013
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$1.0	$3.1	$0.1	$4.2	$5.2
Fixed maturity investments:
High or highest quality(3)	26.4	83.6	11.3	121.3	134.9
Other than high or highest quality	0.4	2.3	0.1	2.8	2.5

Subtotal	26.8	85.9	11.4	124.1	137.4
Public equity securities	1.5	2.2	0.3	4.0	3.8

Total(4)	$29.3	$91.2	$11.8	$132.3	$146.4

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $121.3 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of June 30, 2013, $86.4 billion, or 71%, were invested in government or government agency bonds.
(4)	The decline in liquid assets from December 31, 2012 was driven by depreciation of the yen relative to the U.S. dollar, partly offset by business growth.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a domestic captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). This enables us to execute our living benefit hedging program primarily within one legal entity, Pruco Re. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rate and equity market exposures. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to sufficient liquidity to support these hedging activities, including to meet payments for periodic settlements, purchases, maturities, terminations and breakage. The liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and affiliates.

Additionally, for certain of our domestic insurance companies to claim statutory reinsurance reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligations under the reinsurance arrangement. We satisfy this requirement by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the relevant insurance regulators. Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets, interest rates, actuarial assumptions and other factors. Higher reinsurance reserve credit requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reserve credit requirements would allow assets to be removed from the statutory reserve credit trusts. As of June 30, 2013, for the applicable domestic insurance entities, the statutory reserve credit trusts required collateral of $1.4 billion, a decrease of $0.8 billion from December 31, 2012. The decrease was primarily driven by favorable equity markets, partially offset by a decline in the long term interest rate assumptions we are required to use to calculate the associated reserve requirements.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the notional amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. As of June 30, 2013 and December 31, 2012, these derivatives were in a net receive position of $1.5 billion and $4.6 billion, respectively, for which collateral was posted by external counterparties. The decline in the collateral position was primarily driven by rising interest rates and equity market appreciation.

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

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge a portion of the value of U.S. dollar-denominated investments held on the books of these yen-based entities. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on the value of our U.S. dollar-equivalent investment in our Japanese subsidiaries. Absent an internal hedge, however, the changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2013, Prudential Financial received $547 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of June 30, 2013, the market value of the internal hedges was an asset of $579 million due from the yen-based subsidiaries. Absent any changes in forward exchange rates from those expected as of June 30, 2013, the $579 million internal hedge asset represents the present value of the net cash flows to Prudential Financial from these entities over the life of the hedging instruments, up to 30 years. A significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge foreign currency-denominated future income of our foreign subsidiaries and equity investments in certain of these subsidiaries. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2013, the Company paid $18 million for these external hedge settlements. As of June 30, 2013, the net asset related to these external foreign currency hedges was $659 million. A significant depreciation in the yen and other foreign currencies could result in net cash inflows to the Company while a significant appreciation in the yen and other foreign currencies could result in net cash outflows from the Company.

Asset Management operations

The principal sources of liquidity for our fee-based asset management businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based asset management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based asset management businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

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

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of June 30, 2013, Prudential Insurance had an estimated maximum borrowing capacity of $6.6 billion, of which $2.3 billion was outstanding. PRIAC had an estimated maximum borrowing capacity of $2.2 billion with no advances outstanding. As of June 30, 2013, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $2.9 billion and $1.7 billion, respectively.

•

Commercial paper programs maintained at Prudential Financial and Prudential Funding, LLC, a wholly-owned subsidiary of Prudential Insurance, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $201 million and $792 million, respectively, were outstanding as of June 30, 2013.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2 billion facility expiring in December 2016 that has Prudential Financial as borrower and a $1.75 billion facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of June 30, 2013 or as of the date of this filing.

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

	June 30, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,707	$3,240	$6,947	$3,436	$2,382	$5,818
Cash collateral for loaned securities	4,927	780	5,707	2,864	1,077	3,941
Securities sold but not yet purchased	13	0	13	0	0	0

Total(1)	$8,647	$4,020	$12,667	$6,300	$3,459	$9,759

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$6,830	$2,262	$9,092	$4,536	$1,566	$6,102
Weighted average maturity, in days(2)	37	63		25	67

(1)	The daily weighted average outstanding for the three and six months ended June 30, 2013 was $6,475 million and $6,515 million for the Financial Services Businesses and $4,126 million and $3,938 for the Closed Block Business, respectively.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $2.9 billion, as recent growth in our portfolio of invested assets was utilized to take advantage of attractive financing and investment opportunities.

As of June 30, 2013, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $78.5 billion, of which $9.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2013, we believe approximately $22.1 billion of the remaining eligible assets are readily lendable, of which approximately $15.5 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

In addition, as of June 30, 2013, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $542 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of June 30, 2013, total short- and long-term debt of the Company on a consolidated basis was $26.3 billion, a decrease of $1 billion from December 31, 2012. The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	June 30, 2013			December 31, 2012
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$201	$792	$993	$113	$359	$472
Current portion of long-term debt and other (1)(2)	1,012	540	1,552	1,734	203	1,937

Subtotal	1,213	1,332	2,545	1,847	562	2,409

General obligation long-term debt:
Senior debt(2)(3)	11,426	1,516	12,942	12,404	1,916	14,320
Junior subordinated debt	4,884	0	4,884	4,594	0	4,594
Surplus notes(4)	0	4,141	4,141	0	4,140	4,140

Subtotal	16,310	5,657	21,967	16,998	6,056	23,054

Total general obligations	17,523	6,989	24,512	18,845	6,618	25,463

Limited recourse borrowing(5):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,675	1,675	0	1,675	1,675

Total limited recourse borrowings	0	1,750	1,750	0	1,750	1,750

Total borrowings	$17,523	$8,739	$26,262	$18,845	$8,368	$27,213

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both June 30, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(2)	Does not include $2,253 million and $1,774 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2013 and December 31, 2012, respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both June 30, 2013 and December 31, 2012. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both June 30, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(4)	Amounts are net of assets under set-off arrangements of $1,250 million and $1,000 million, as of June 30, 2013 and December 31, 2012, respectively.
(5)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2012 Annual Report on Form 10-K for additional information.

As of June 30, 2013 and December 31, 2012, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Prudential Financial borrowings of $17.5 billion decreased $1.3 billion from December 31, 2012 driven by $1.1 billion of maturities of medium-term notes, the redemption of all of our $920 million 9.0% Junior Subordinated Notes due 2068 and the redemption of $462 million aggregate principal amount of retail notes, partially offset by the issuance of $1.2 billion of junior subordinated debt. As of June 30, 2013, $297 million of retail notes remained outstanding with no option to redeem at par.

Borrowings of our subsidiaries of $8.7 billion increased $0.4 billion from December 31, 2012 due primarily to an increase in commercial paper issued by Prudential Funding, LLC.

As we continue to underwrite term and universal life insurance business, including through the recently-acquired Hartford Life Business, we expect to have additional borrowing needs to finance non-economic statutory reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Regulation XXX into 2014; however, based on the increased level of guaranteed universal life sales, we are evaluating solutions to address additional Guideline AXXX financing needs for the remainder of 2013 and beyond. During the six months ended June 30, 2013, an existing captive reinsurance subsidiary issued $750 million of surplus notes to an affiliate in order to finance non-economic reserves required under Guideline AXXX. Additionally, $250 million of ten-year fixed rate surplus notes were issued to support non-economic reserves required under Regulation XXX.

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

	A.M. Best(1)	S&P(2)		Moody’s(3)		Fitch(4)
Last review date	5/9/2013	5/22/2013		7/11/2013		7/25/2013
Current outlook	Stable	Stable	(5)	Stable		Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-		A1		A+
Pruco Life Insurance Company	A+	AA-		A1		A+
Pruco Life Insurance Company of New Jersey	A+	AA-		NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-		NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-		A1		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-		NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-		NR		NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd.	NR	AA-		NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1		P-2		F2
Long-term senior debt	a-	A		Baa1		BBB+
Junior subordinated long-term debt	bbb	BBB+		Baa2		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A		A3		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+		P-1		F1
Long-term senior debt	a+	AA-		A2		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-		A1		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “S (Suspended).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “C (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook, and Moody’s has the U.S. life insurance industry on negative outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Moody’s, A.M. Best and Fitch have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2013 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $21 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $13 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

The following is a summary of the significant changes or actions in our ratings and rating outlooks that have occurred from January 1, 2013 through the date of this filing.

On May 9, 2013, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential’s core subsidiaries, including Prudential Insurance, Prudential Annuities Life Assurance Corporation, and Prudential Retirement Insurance and Annuity Company, with stable outlooks.

On May 22, 2013, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of Prudential’s core subsidiaries at “AA-”. All U.S. ratings have stable outlooks, while our Japanese subsidiaries have negative outlooks due to a negative outlook on the Japan sovereign rating.

On July 11, 2013, Moody’s upgraded the long-term senior debt rating of Prudential Financial from “Baa2” to “Baa1”. Moody’s also upgraded the financial strength ratings of our domestic subsidiaries including Prudential Insurance, Prudential Retirement Insurance and Annuity Company, and Pruco Life Insurance Company from “A2” to “A1”. In addition, Moody’s upgraded Prudential Funding’s short-term debt rating from “P-2” to “P-1” and long-term debt rating from “A3” to “A2”. All ratings were assigned stable outlooks.

On July 25, 2013, Fitch affirmed Prudential Financial’s long-term senior debt rating at “A-”. Fitch also affirmed the financial strength ratings of our U.S. operating entities at “A+”.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on June 3, 2013, Prudential Financial received notice of a proposed determination by the Financial Stability Oversight Council (the “Council”) that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, Prudential Financial provided notice to the Council requesting a nonpublic written and oral evidentiary hearing before the Council to contest the Council’s proposed determination. The written and oral evidentiary hearing was held and completed as of July 30, 2013. According to the regulations, the Council will make a final determination on the Company’s status as a Covered Company within 60 days after the hearing.

In addition, the risk factor titled “Foreign governmental actions could subject us to additional regulation” is hereby updated to note that on July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer (“G-SII”).

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2013, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
April 1, 2013 through April 30, 2013	1,455,155	$57.33	1,453,568
May 1, 2013 through May 31, 2013	1,254,104	$66.55	1,252,178
June 1, 2013 through June 30, 2013	1,174,708	$71.02	1,173,421

Total	3,883,967	$64.44	3,879,167	$—

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013.
(3)	The stock repurchase program authorized in June 2012 expired on June 30, 2013 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In June 2013, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period starting July 1, 2013 through June 30, 2014.

ITEM 6.	EXHIBITS

10.1	Revised Form of Terms and Conditions relating to awards to executive officers in 2012 under the Omnibus Incentive Plan of stock options, performance shares and performance units and book value units. Incorporated by reference to Exhibit 10.1 to the Registrants June 11, 2013 Current Report on Form 8-K.*
10.2	Revised Form of Terms and Conditions relating to awards to executive officers in 2013 under the Omnibus Incentive Plan of stock options, performance shares and performance units and book value units. Incorporated by reference to Exhibit 10.2 to the Registrants June 11, 2013 Current Report on Form 8-K.*
10.3	The Prudential Insurance Company of America Deferred Compensation Plan, as amended and restated effective as of June 20, 2013.*
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

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

Prudential Financial, Inc.

By:	/s/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 8, 2013

EXHIBIT INDEX

10.1	Revised Form of Terms and Conditions relating to awards to executive officers in 2012 under the Omnibus Incentive Plan of stock options, performance shares and performance units and book value units. Incorporated by reference to Exhibit 10.1 to the Registrants June 11, 2013 Current Report on Form 8-K.*

10.2	Revised Form of Terms and Conditions relating to awards to executive officers in 2013 under the Omnibus Incentive Plan of stock options, performance shares and performance units and book value units. Incorporated by reference to Exhibit 10.2 to the Registrants June 11, 2013 Current Report on Form 8-K.*

10.3	The Prudential Insurance Company of America Deferred Compensation Plan, as amended and restated effective as of June 20, 2013.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.