Form 10-Q
period 2013-09-30
PRUDENTIAL FINANCIAL INC
filed 2013-11-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 461 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2013 and December 31, 2012 (in millions, except share amounts)

	September 30, 2013	December 31, 2012

ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013-$272,399; 2012- $277,654)(1)	$288,766	$301,336
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2013-$3,872; 2012- $4,511)(1)	3,629	4,268
Trading account assets supporting insurance liabilities, at fair value(1)	21,131	20,590
Other trading account assets, at fair value(1)	6,403	6,328
Equity securities, available-for-sale, at fair value (cost: 2013-$6,684; 2012-$6,759)	8,984	8,277
Commercial mortgage and other loans (includes $117 and $162 measured at fair value under the fair value option at September 30, 2013 and December 31, 2012, respectively)(1)	39,497	36,733
Policy loans	11,863	11,575
Other long-term investments (includes $508 and $465 measured at fair value under the fair value option at September 30, 2013 and December 31, 2012, respectively)(1)	9,869	10,028
Short-term investments	8,497	6,447

Total investments	398,639	405,582
Cash and cash equivalents(1)	12,650	18,100
Accrued investment income(1)	3,157	3,127
Deferred policy acquisition costs	16,228	14,100
Value of business acquired	3,837	3,248
Other assets(1)	13,524	11,887
Separate account assets	275,091	253,254

TOTAL ASSETS	$723,126	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$209,177	$216,050
Policyholders’ account balances(1)	137,573	134,413
Policyholders’ dividends	5,607	7,507
Securities sold under agreements to repurchase	7,158	5,818
Cash collateral for loaned securities	5,955	3,941
Income taxes	4,943	8,551
Short-term debt	3,118	2,484
Long-term debt	23,642	24,729
Other liabilities(1)	13,323	11,683
Notes issued by consolidated variable interest entities (includes $2,330 and $1,406 measured at fair value under the fair value option at September 30, 2013 and December 31, 2012, respectively)(1)	2,423	1,577
Separate account liabilities	275,091	253,254

Total liabilities	688,010	670,007

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,307 and 660,111,307 shares issued at September 30, 2013 and December 31, 2012, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	0	0
Additional paid-in capital	24,413	24,380
Common Stock held in treasury, at cost (198,224,292 and 197,077,940 shares at September 30, 2013 and December 31, 2012, respectively)	(12,295)	(12,163)
Accumulated other comprehensive income (loss)	6,899	10,214
Retained earnings	15,335	16,138

Total Prudential Financial, Inc. equity	34,358	38,575

Noncontrolling interests	758	716

Total equity	35,116	39,291

TOTAL LIABILITIES AND EQUITY	$723,126	$709,298

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Premiums	$6,141	$9,027	$20,147	$23,356
Policy charges and fee income	1,257	1,224	3,988	3,335
Net investment income	3,650	3,433	10,999	10,111
Asset management fees and other income	2,405	905	295	3,167
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(359)	(426)	(847)	(1,345)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	316	331	701	1,045
Other realized investment gains (losses), net	(2,067)	(1,350)	(3,711)	(766)

Total realized investment gains (losses), net	(2,110)	(1,445)	(3,857)	(1,066)

Total revenues	11,343	13,144	31,572	38,903

BENEFITS AND EXPENSES
Policyholders’ benefits	6,237	9,576	20,480	23,446
Interest credited to policyholders’ account balances	759	1,057	2,203	3,270
Dividends to policyholders	582	517	1,587	1,563
Amortization of deferred policy acquisition costs	(452)	182	(14)	1,194
General and administrative expenses	2,658	2,742	8,068	8,154

Total benefits and expenses	9,784	14,074	32,324	37,627

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,559	(930)	(752)	1,276

Income tax expense (benefit)	509	(328)	(595)	594

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,050	(602)	(157)	682
Equity in earnings of operating joint ventures, net of taxes	3	45	57	58

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,053	(557)	(100)	740
Income (loss) from discontinued operations, net of taxes	8	(2)	11	12

NET INCOME (LOSS)	1,061	(559)	(89)	752
Less: Income (loss) attributable to noncontrolling interests	19	25	96	51

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,042	$(584)	$(185)	$701

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.09	$(1.34)	$(0.59)	$1.38
Income (loss) from discontinued operations, net of taxes	0.02	0.00	0.02	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$2.11	$(1.34)	$(0.57)	$1.41

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.06	$(1.34)	$(0.59)	$1.37
Income (loss) from discontinued operations, net of taxes	0.01	0.00	0.02	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$2.07	$(1.34)	$(0.57)	$1.40

Dividends declared per share of Common Stock	$0.40		$1.20

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$29.50	$20.00	$36.00	$20.50
Income (loss) from discontinued operations, net of taxes	0.00	(0.50)	0.00	(1.00)

Net income (loss) attributable to Prudential Financial, Inc.	$29.50	$19.50	$36.00	$19.50

Dividends declared per share of Class B Stock	$2.41		$7.22

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$1,061	$(559)	$(89)	$752
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments for the period	224	139	(1,182)	236

Total	224	139	(1,182)	236

Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(2,126)	1,740	(2,754)	5,909
Reclassification adjustment for (gains) losses included in net income (loss)	(541)	19	(1,065)	168

Total	(2,667)	1,759	(3,819)	6,077

Defined benefit pension and postretirement unrecognized net periodic benefit:
Impact of foreign currency changes and other	(4)	5	26	19
Amortization included in net income (loss)	31	24	94	74

Total	27	29	120	93

Other comprehensive income (loss), before tax	(2,416)	1,927	(4,881)	6,406
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	73	31	(328)	90
Net unrealized investment gains (losses)	(917)	557	(1,259)	2,077
Defined benefit pension and postretirement unrecognized net periodic benefit	10	10	43	25

Total	(834)	598	(1,544)	2,192
Other comprehensive income (loss), net of taxes	(1,582)	1,329	(3,337)	4,214

Comprehensive income (loss)	(521)	770	(3,426)	4,966
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	4	74	63

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(508)	$766	$(3,500)	$4,903

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Nine Months Ended September 30, 2013 and 2012 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2012	$6	$24,380	$16,138	$(12,163)	$10,214	$38,575	$716	$39,291
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests						0	1	1
Distributions to noncontrolling interests						0	(78)	(78)
Consolidations/deconsolidations of noncontrolling interests						0	45	45
Stock-based compensation programs		33	(41)	368		360		360
Dividends declared on Common Stock			(563)			(563)		(563)
Dividends declared on Class B Stock			(14)			(14)		(14)
Comprehensive income:
Net income			(185)			(185)	96	(89)
Other comprehensive income, net of tax					(3,315)	(3,315)	(22)	(3,337)

Total comprehensive income (loss)						(3,500)	74	(3,426)

Balance, September 30, 2013	$6	$24,413	$15,335	$(12,295)	$6,899	$34,358	$758	$35,116

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$6	$24,293	$16,629	$(11,920)	$5,245	$34,253	$588	$34,841
Common Stock acquired				(650)		(650)		(650)
Contributions from noncontrolling interests							2	2
Distributions to noncontrolling interests							(78)	(78)
Consolidations/deconsolidations of noncontrolling interests							116	116
Stock-based compensation programs		55	(173)	345		227		227
Dividends declared on Common Stock								0
Dividends declared on Class B Stock								0
Comprehensive income:
Net income			701			701	51	752
Other comprehensive income, net of tax					4,202	4,202	12	4,214

Total comprehensive income						4,903	63	4,966

Balance, September 30, 2012	$6	$24,348	$17,157	$(12,225)	$9,447	$38,733	$691	$39,424

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012 (in millions)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(89)	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	3,857	1,066
Policy charges and fee income	(1,192)	(1,080)
Interest credited to policyholders’ account balances	2,203	3,269
Depreciation and amortization	338	230
Gains on trading account assets supporting insurance liabilities, net	275	(503)
Change in:
Deferred policy acquisition costs	(2,230)	(1,438)
Future policy benefits and other insurance liabilities	6,211	11,336
Other trading account assets	(34)	4
Income taxes	(1,962)	879
Other, net	(1,894)	(2,766)

Cash flows from operating activities	5,483	11,749

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	40,389	28,302
Fixed maturities, held-to-maturity	397	377
Trading account assets supporting insurance liabilities and other trading account assets	16,339	10,230
Equity securities, available-for-sale	3,472	3,245
Commercial mortgage and other loans	4,700	3,528
Policy loans	1,702	1,698
Other long-term investments	1,312	1,105
Short-term investments	39,449	20,985
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(45,215)	(38,848)
Fixed maturities, held-to-maturity	(170)	(18)
Trading account assets supporting insurance liabilities and other trading account assets	(18,830)	(10,190)
Equity securities, available-for-sale	(3,233)	(2,897)
Commercial mortgage and other loans	(7,068)	(5,348)
Policy loans	(1,366)	(1,527)
Other long-term investments	(1,938)	(1,316)
Short-term investments	(41,437)	(20,905)
Acquisition of business, net of cash acquired	(488)	0
Other, net	(291)	167

Cash flows used in investing activities	(12,276)	(11,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	18,588	17,095
Policyholders’ account withdrawals	(19,091)	(17,935)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	3,371	2,222
Cash dividends paid on Common Stock	(585)	(53)
Cash dividends paid on Class B Stock	(14)	0
Net change in financing arrangements (maturities 90 days or less)	269	(74)
Common Stock acquired	(487)	(650)
Common Stock reissued for exercise of stock options	226	117
Proceeds from the issuance of debt (maturities longer than 90 days)	2,695	2,396
Repayments of debt (maturities longer than 90 days)	(3,428)	(2,384)
Excess tax benefits from share-based payment arrangements	21	53
Change in bank deposits	0	(1,730)
Other, net	587	274

Cash flows from (used in) financing activities	2,152	(669)

Effect of foreign exchange rate changes on cash balances	(809)	(13)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,450)	(345)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,100	14,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,650	$13,906

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$104	$209

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of September 30, 2013, include the assets and liabilities of Gibraltar Life as of August 31, 2013 and the results of operations for Gibraltar Life for the three and nine months ended August 31, 2013.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities, equity securities and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

“Other trading account assets, at fair value” consist primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives. Realized and unrealized gains and losses on these investments are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.” See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt, is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

When an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria or the unrealized losses due to changes in foreign currency exchange rates are not expected to be recovered before maturity, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of AOCI.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 14, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

should be applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Acquisition of UniAsia Life Assurance

On August 15, 2013, the Company reached agreement to acquire UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture will pay cash consideration of approximately $160 million, 70% of which will be provided by Prudential Insurance and 30% of which will be provided by BSN. This acquisition is part of the Company’s strategic initiative to further expand its business in Southeast Asian markets. The transaction may close as early as the fourth quarter of 2013, subject to regulatory approvals and customary closing conditions.

Discontinued Operations

Income (loss) from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Real estate investments sold or held for sale(1)	$13	$(3)	$15	$19
Global commodities business	(1)	0	1	0

Income from discontinued operations before income taxes	12	(3)	16	19
Income tax expense	4	(1)	5	7

Income from discontinued operations, net of taxes	$8	$(2)	$11	$12

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Total assets	$32	$13
Total liabilities	$7	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,496	$1,985	$154	$13,327	$0
Obligations of U.S. states and their political subdivisions	3,511	261	138	3,634	0
Foreign government bonds	76,007	6,849	298	82,558	1
Corporate securities	149,942	11,576	4,171	157,347	(6)
Asset-backed securities(1)	11,328	232	374	11,186	(779)
Commercial mortgage-backed securities	13,263	447	166	13,544	0
Residential mortgage-backed securities(2)	6,852	379	61	7,170	(10)

Total fixed maturities, available-for-sale	$272,399	$21,729	$5,362	$288,766	$(794)

Equity securities, available-for-sale	$6,684	$2,341	$41	$8,984

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,005	$129	$0	$1,134	$0
Corporate securities(4)	1,004	43	31	1,016	0
Asset-backed securities(1)	758	46	1	803	0
Commercial mortgage-backed securities	219	24	0	243	0
Residential mortgage-backed securities(2)	643	33	0	676	0

Total fixed maturities, held-to-maturity(4)	$3,629	$275	$32	$3,872	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI which were not included in earnings. Amount excludes $831 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,250 million (fair value, $1,314 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,973	$3,448	$35	$17,386	$0
Obligations of U.S. states and their political subdivisions	2,952	505	5	3,452	0
Foreign government bonds	81,578	6,778	66	88,290	1
Corporate securities	146,924	13,996	1,589	159,331	(2)
Asset-backed securities(1)	11,846	221	731	11,336	(964)
Commercial mortgage-backed securities	11,228	726	17	11,937	5
Residential mortgage-backed securities(2)	9,153	484	33	9,604	(11)

Total fixed maturities, available-for-sale	$277,654	$26,158	$2,476	$301,336	$(971)

Equity securities, available-for-sale	$6,759	$1,573	$55	$8,277

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,142	$108	$0	$1,250	$0
Corporate securities(4)	1,065	37	67	1,035	0
Asset-backed securities(1)	1,001	66	0	1,067	0
Commercial mortgage-backed securities	302	49	0	351	0
Residential mortgage-backed securities(2)	758	50	0	808	0

Total fixed maturities, held-to-maturity(4)	$4,268	$310	$67	$4,511	$0

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $778 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2013, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$11,469	$11,933	$0	$0
Due after one year through five years	46,803	50,763	59	60
Due after five years through ten years	58,812	63,160	397	406
Due after ten years(1)	123,872	131,010	1,553	1,684
Asset-backed securities	11,328	11,186	758	803
Commercial mortgage-backed securities	13,263	13,544	219	243
Residential mortgage-backed securities	6,852	7,170	643	676

Total	$272,399	$288,766	$3,629	$3,872

(1)	Excludes notes with amortized cost of $1,250 million (fair value, $1,314 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$7,603	$2,682	$22,237	$12,140
Proceeds from maturities/repayments	5,976	5,509	18,420	15,794
Gross investment gains from sales, prepayments, and maturities	607	129	1,249	397
Gross investment losses from sales and maturities	(197)	(87)	(391)	(245)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	122	132	395	379
Equity securities, available-for-sale
Proceeds from sales	$1,290	$1,101	$3,475	$3,251
Gross investment gains from sales	222	125	453	339
Gross investment losses from sales	(22)	(61)	(72)	(222)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(43)	$(95)	$(146)	$(300)
Writedowns for impairments on equity securities	(3)	(24)	(11)	(114)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Balance, beginning of period	$1,080	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(113)	(263)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	(1)
Credit loss impairment recognized in the current period on securities not previously impaired	1	9
Additional credit loss impairments recognized in the current period on securities previously impaired	27	66
Increases due to the passage of time on previously recorded credit losses	14	40
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(12)

Balance, end of period	$1,005	$1,005

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Balance, beginning of period	$1,433	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(48)	(133)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(10)	(69)
Credit loss impairment recognized in the current period on securities not previously impaired	1	31
Additional credit loss impairments recognized in the current period on securities previously impaired	22	80
Increases due to the passage of time on previously recorded credit losses	16	45
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(23)

Balance, end of period	$1,406	$1,406

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,119	$1,119	$938	$938
Fixed maturities:
Corporate securities	11,991	12,566	11,076	12,107
Commercial mortgage-backed securities	2,382	2,420	2,096	2,229
Residential mortgage-backed securities(1)	1,731	1,729	1,965	2,026
Asset-backed securities(2)	1,177	1,187	1,179	1,116
Foreign government bonds	613	627	683	708
U.S. government authorities and agencies and obligations of U.S. states	308	344	369	426

Total fixed maturities	18,202	18,873	17,368	18,612
Equity securities	899	1,139	943	1,040

Total trading account assets supporting insurance liabilities	$20,220	$21,131	$19,249	$20,590

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income”, was $63 million and $288 million during the three months ended September 30, 2013 and 2012, respectively, and ($430) million and $568 million during the nine months ended September 30, 2013 and 2012, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$79	$80	$42	$42
Fixed maturities	3,810	3,822	2,196	2,132
Equity securities	1,038	1,146	1,363	1,437
Other	3	7	3	6

Subtotal	4,930	5,055	3,604	3,617

Derivative instruments		1,348		2,711

Total other trading account assets	$4,930	$6,403	$3,604	$6,328

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $25 million and $62 million during the three months ended September 30, 2013 and 2012, respectively, and $112 million and $149 million during the nine months ended September 30, 2013 and 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both September 30, 2013 and December 31, 2012, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,680	$65,782	$66,590	$70,997
Fixed maturities, held-to-maturity	982	1,110	1,118	1,223
Trading account assets supporting insurance liabilities	484	489	513	524
Other trading account assets	39	39	39	40
Short-term investments	0	0	0	0
Cash equivalents	1,243	1,243	1,637	1,637

Total	$63,428	$68,663	$69,897	$74,421

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$6,323	$7,049	$5,837	$6,883
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	62	61	62	63
Other trading account assets	0	0	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$6,385	$7,110	$5,901	$6,948

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$7,841	20.8%	$6,890	20.1%
Retail	8,691	23.1	8,190	23.9
Apartments/Multi-Family	6,555	17.4	5,235	15.3
Industrial	7,467	19.8	7,636	22.3
Hospitality	1,941	5.2	1,322	3.9
Other	2,992	8.0	2,841	8.3

Total commercial mortgage loans	35,487	94.3	32,114	93.8
Agricultural property loans	2,139	5.7	2,122	6.2

Total commercial and agricultural mortgage loans by property type	37,626	100.0%	34,236	100.0%

Valuation allowance	(187)		(229)

Total net commercial and agricultural mortgage loans by property type	37,439		34,007

Other loans
Uncollateralized loans	1,439		1,836
Residential property loans	600		790
Other collateralized loans	40		140

Total other loans	2,079		2,766
Valuation allowance	(21)		(40)

Total net other loans	2,058		2,726

Total commercial mortgage and other loans(1)	$39,497		$36,733

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (10%), and Texas (9%) at September 30, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	2	(6)	(3)	(10)	(2)	(19)
Charge-offs, net of recoveries	(32)	(6)	0	0	0	(38)
Change in foreign exchange	0	0	(1)	0	(3)	(4)

Total ending balance	$179	$8	$7	$2	$12	$208

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(20)	1	(4)	(6)	(2)	(31)
Charge-offs, net of recoveries	(65)	0	0	0	0	(65)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total ending balance	$209	$20	$11	$12	$17	$269

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$16	$0	$0	$2	$0	$18
Ending balance: collectively evaluated for impairment	163	8	7	0	12	190
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$179	$8	$7	$2	$12	$208

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$482	$5	$0	$8	$2	$497
Ending balance gross of reserves: collectively evaluated for impairment	35,005	2,134	600	32	1,437	39,208
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$35,487	$2,139	$600	$40	$1,439	$39,705

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$49	$12	$0	$12	$0	$73
Ending balance: collectively evaluated for impairment	160	8	11	0	17	196
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$209	$20	$11	$12	$17	$269

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,011	$49	$0	$93	$3	$1,156
Ending balance gross of reserves: collectively evaluated for impairment	31,103	2,073	790	47	1,833	35,846
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$32,114	$2,122	$790	$140	$1,836	$37,002

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	September 30, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$27	$27	$0	$30	$1
Agricultural property loans	5	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$32	$29	$0	$31	$1

With an allowance recorded:
Commercial mortgage loans	$90	$90	$16	$138	$2
Agricultural property loans	0	0	0	13	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	2	9	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$95	$95	$18	$160	$5

Total:
Commercial mortgage loans	$117	$117	$16	$168	$3
Agricultural property loans	5	0	0	14	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	2	9	3
Uncollateralized loans	0	2	0	0	0

Total	$127	$124	$18	$191	$6

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$27	$166	$0	$54	$4
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	4	0

Total with no related allowance	$27	$168	$0	$58	$4

With an allowance recorded:
Commercial mortgage loans	$185	$185	$50	$351	$8
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$219	$219	$73	$386	$8

Total:
Commercial mortgage loans(4)	$212	$351	$50	$405	$12
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	2	0	4	0

Total	$246	$387	$73	$444	$12

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2013 and December 31, 2012 was $93 million and $114 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of September 30, 2013 and December 31, 2012, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the credit quality indicators as of September 30, 2013, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—September 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$17,511	$648	$243	$18,402
60%-69.99%	11,009	447	108	11,564
70%-79.99%	3,705	773	228	4,706
Greater than 80%	284	185	346	815

Total commercial mortgage loans	$32,509	$2,053	$925	$35,487

Agricultural property loans

	Debt Service Coverage Ratio—September 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$1,758	$176	$13	$1,947
60%-69.99%	192	0	0	192
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$1,950	$176	$13	$2,139

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—September 30, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$19,269	$824	$256	$20,349
60%-69.99%	11,201	447	108	11,756
70%-79.99%	3,705	773	228	4,706
Greater than 80%	284	185	346	815

Total commercial and agricultural mortgage loans	$34,459	$2,229	$938	$37,626

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

	September 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$35,448	$19	$0	$0	$20	$39	$35,487	$113
Agricultural property loans	2,137	0	0	0	2	2	2,139	2
Residential property loans	579	6	2	0	13	21	600	13
Other collateralized loans	38	0	0	0	2	2	40	5
Uncollateralized loans	1,439	0	0	0	0	0	1,439	3

Total	$39,641	$25	$2	$0	$37	$64	$39,705	$136

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$31,943	$43	$91	$0	$37	$171	$32,114	$190
Agricultural property loans	2,077	0	0	0	45	45	2,122	49
Residential property loans	759	12	5	0	14	31	790	14
Other collateralized loans	139	0	0	0	1	1	140	17
Uncollateralized loans	1,836	0	0	0	0	0	1,836	3

Total	$36,754	$55	$96	$0	$97	$248	$37,002	$273

See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended September 30, 2013 and 2012, there were no commercial mortgage and other loans acquired, other than those through direct origination and no new commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2013 and December 31, 2012, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months and nine months ended September 30, 2013, there were adjusted pre-modification outstanding recorded investments of $7 million and $107 million, respectively, and post-modification outstanding recorded investments of $8 million and $107 million, respectively, related to commercial mortgage loans. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$2,618	$2,427	$7,910	$7,244
Fixed maturities, held-to-maturity	31	34	92	102
Equity securities, available-for-sale	93	85	265	247
Trading account assets	243	215	715	666
Commercial mortgage and other loans	498	516	1,480	1,487
Policy loans	159	148	457	443
Short-term investments and cash equivalents	9	11	30	35
Other long-term investments	145	100	477	211

Gross investment income	3,796	3,536	11,426	10,435
Less: investment expenses	(146)	(103)	(427)	(324)

Net investment income	$3,650	$3,433	$10,999	$10,111

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fixed maturities	$368	$(53)	$712	$(148)
Equity securities	198	40	369	3
Commercial mortgage and other loans	31	28	68	49
Investment real-estate	2	4	2	(63)
Joint ventures and limited partnerships	16	(3)	10	(1)
Derivatives(1)	(2,730)	(1,458)	(5,030)	(903)
Other	5	(3)	12	(3)

Realized investment gains (losses), net	$(2,110)	$(1,445)	$(3,857)	$(1,066)

(1)	Includes the offset of hedged items in qualifying effective hedge relationship prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$37	$(194)
Fixed maturity securities, available-for-sale—all other	16,330	23,876
Equity securities, available-for-sale	2,300	1,518
Derivatives designated as cash flow hedges(1)	(355)	(257)
Other investments(2)	(11)	14

Net unrealized gains (losses) on investments	$18,301	$24,957

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of September 30, 2013, includes $26 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,424	$141	$49	$13	$1,473	$154
Obligations of U.S. states and their political subdivisions	1,198	135	16	3	1,214	138
Foreign government bonds	5,241	289	54	9	5,295	298
Corporate securities	44,459	3,783	3,882	420	48,341	4,203
Commercial mortgage-backed securities	3,864	164	58	2	3,922	166
Asset-backed securities	2,363	15	2,661	359	5,024	374
Residential mortgage-backed securities	1,825	51	204	10	2,029	61

Total	$60,374	$4,578	$6,924	$816	$67,298	$5,394

Equity securities, available-for-sale	$826	$41	$1	$0	$827	$41

(1)	Includes $233 million of fair value and $32 million of gross unrealized losses at September 30, 2013, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,191	$33	$42	$2	$2,233	$35
Obligations of U.S. states and their political subdivisions	343	5	5	0	348	5
Foreign government bonds	5,426	55	167	11	5,593	66
Corporate securities	25,051	599	7,961	1,057	33,012	1,656
Commercial mortgage-backed securities	525	3	185	14	710	17
Asset-backed securities	911	11	3,545	720	4,456	731
Residential mortgage-backed securities	773	4	259	29	1,032	33

Total	$35,220	$710	$12,164	$1,833	$47,384	$2,543

Equity securities, available-for-sale	$961	$55	$0	$0	$961	$55

(1)	Includes $526 million of fair value and $67 million of gross unrealized losses at December 31, 2012, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses at September 30, 2013 and December 31, 2012, are composed of $4,959 million and $1,866 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $434 million and $677 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2013, the $816 million of gross unrealized losses of twelve months or more were concentrated in the utility, finance, and consumer non-cyclical sectors of the Company’s corporate securities. At December 31, 2012, the $1,833 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance, and consumer cyclical sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At September 30, 2013, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their remaining amortized cost bases.

At September 30, 2013, $1 million of the gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2012, $6 million of the gross unrealized losses represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2013 or December 31, 2012.

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

	September 30, 2013	December 31, 2012
	(in millions)
Fixed maturities, available-for-sale	$81	$87
Other trading account assets	2,793	1,409
Commercial mortgage and other loans	65	127
Other long-term investments	0	22
Cash and cash equivalents	150	9
Accrued investment income	14	0
Other assets	92	1

Total assets of consolidated VIEs	$3,195	$1,655

Notes issued by consolidated VIEs	$2,423	$1,577
Other liabilities	208	0

Total liabilities of consolidated VIEs	$2,631	$1,577

As included in the table above, notes issued by consolidated VIEs are reported on the Consolidated Statements of Financial Position within “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of September 30, 2013, the maturities of these obligations were over five years.

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

	September 30,	December 31,
	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$116	$115
Fixed maturities, held-to-maturity	933	1,059
Trading account assets supporting insurance liabilities	11	8
Other long-term investments	64	53
Accrued investment income	4	3

Total assets of consolidated VIEs	$1,128	$1,238

Other liabilities	$1	$1

Total liabilities of consolidated VIEs	$1	$1

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability, including accrued interest, of $2,057 million and $1,780 million at September 30, 2013 and December 31, 2012, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $530 million and $602 million at September 30, 2013 and December 31, 2012, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,059 million and $9,240 million as of September 30, 2013 and December 31, 2012, respectively. The Company provided a guarantee to an unconsolidated VIE under which it was exposed to potential losses in the amount of $64 million as of December 31, 2012. As of July 10, 2013, the Company is no longer providing this guarantee. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company invests in joint ventures and limited partnerships. These ventures primarily include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $6,870 million and $6,873 million as of September 30, 2013 and December 31, 2012, respectively.

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

Included among these structured investments are asset-backed securities issued by VIEs that manage investments in the European market. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of assets and related investment activity. The market value of these VIEs was approximately $2.0 billion and $2.1 billion as of September 30, 2013 and December 31, 2012, respectively, and these VIEs were financed primarily through the issuance of notes similar to those purchased by the Company. The Company generally accounts for these investments as available-for-sale fixed maturities containing embedded derivatives that are bifurcated and marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $323 million and $314 million at September 30, 2013 and December 31, 2012, respectively, which includes the fair value of the embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of September 30, 2013 and December 31, 2012, the Company recognized a policyholder dividend obligation of $955 million and $885 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $3,641 million and $5,478 million at September 30, 2013 and December 31, 2012, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the nine months ended September 30, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,321	$50,839
Policyholders’ dividends payable	923	887
Policyholders’ dividend obligation	4,596	6,363
Policyholders’ account balances	5,370	5,426
Other Closed Block liabilities	4,586	3,366

Total Closed Block Liabilities	65,796	66,881

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	39,714	41,980
Other trading account assets, at fair value	231	224
Equity securities, available-for-sale, at fair value	3,496	3,225
Commercial mortgage and other loans	8,874	8,747
Policy loans	5,036	5,120
Other long-term investments	2,037	2,094
Short-term investments	1,993	1,194

Total investments	61,381	62,584
Cash and cash equivalents	480	511
Accrued investment income	576	550
Other Closed Block assets	411	262

Total Closed Block Assets	62,848	63,907

Excess of reported Closed Block Liabilities over Closed Block Assets	2,948	2,974
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,640	5,467
Allocated to policyholder dividend obligation	(3,641)	(5,478)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,947	$2,963

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2013
(in millions)
Balance, January 1	$6,363
Impact from earnings allocable to policyholder dividend obligation	70
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,837)

Balance, September 30	$4,596

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues
Premiums	$629	$646	$1,987	$2,060
Net investment income	678	710	2,099	2,177
Realized investment gains (losses), net	208	74	284	220
Other income	25	15	40	14

Total Closed Block revenues	1,540	1,445	4,410	4,471

Benefits and Expenses
Policyholders’ benefits	774	776	2,459	2,565
Interest credited to policyholders’ account balances	34	34	102	103
Dividends to policyholders	557	478	1,468	1,454
General and administrative expenses	116	122	353	372

Total Closed Block benefits and expenses	1,481	1,410	4,382	4,494

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	59	35	28	(23)
Income tax benefit	53	29	12	(36)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	6	6	16	13
Income (loss) from discontinued operations, net of taxes	0	(1)	0	(2)

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$6	$5	$16	$11

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2012	660.1	197.1	463.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	7.1	(7.1)	0.0
Stock-based compensation programs(1)	0.0	(6.0)	6.0	0.0

Balance, September 30, 2013	660.1	198.2	461.9	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. Under this

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

authorization, 6.6 million shares of the Company’s common stock were repurchased at a total cost of $400 million, of which 3.9 million shares were repurchased in the first six months of 2013 at a total cost of $250 million.

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2013 through June 30, 2014. As of September 30, 2013, 3.2 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(1,160)	(2,754)	26	(3,888)
Amounts reclassified from AOCI	0	(1,065)	94	(971)
Income tax benefit (expense)	328	1,259	(43)	1,544

Balance, September 30, 2013	$96	$8,842	$(2,039)	$6,899

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,667)	$5,245
Change in component during period(2)	134	4,000	68	4,202

Balance, September 30, 2012	$1,241	$9,805	$(1,599)	$9,447

(1)	Includes cash flow hedges of $(355) million and $(257) million as of September 30, 2013 and December 31, 2012, respectively, and $(126) million and $(86) million as of September 30, 2012 and December 31, 2011, respectively.
(2)	Net of taxes.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line item in Consolidated Statements of Operations
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$0	$0	Realized investment gains (losses), net
Foreign currency translation adjustment	0	0	Other income

Total foreign currency translation adjustment	0	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(6)	(18)	(3)
Cash flow hedges—Currency/Interest rate	(21)	(65)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	568	1,082
Net unrealized investment gains (losses)—all other	0	66

Total net unrealized investment gains (losses)	541	1,065	(4)
Amortization of defined benefit pension items:
Prior service cost	6	17	(5)
Actuarial gain (loss)	(37)	(111)	(5)
Transition obligation	0	0	(5)

Total amortization of defined benefit pension items	(31)	(94)

Total reclassifications for the period	$510	$971

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	192				(67)	125
Reclassification adjustment for (gains) losses included in net income	46				(16)	30
Reclassification adjustment for OTTI losses excluded from net income(1)	(7)				2	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(5)			2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(97)	34	(63)

Balance, September 30, 2013	$37	$(2)	$3	$42	$(27)	$53

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	(5,783)				1,947	(3,836)
Reclassification adjustment for (gains) losses included in net income	(1,111)				389	(722)
Reclassification adjustment for OTTI losses excluded from net income(2)	7				(2)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		638			(223)	415
Impact of net unrealized investment (gains) losses on future policy benefits			363		(128)	235
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,936	(677)	1,259

Balance, September 30, 2013	$18,264	$(590)	$(781)	$(3,691)	$(4,413)	$8,789

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$992			$(601)
Direct equity adjustment	2			4
Less: Income attributable to noncontrolling interests	19			25
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	9			0

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$966	462.6	$2.09	$(622)	464.4	$(1.34)

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$9			$0
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	9			0
Stock options		3.4			0.0
Deferred and long-term compensation programs		0.7			0.0
Exchangeable Surplus Notes	4	5.3		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$970	472.0	$2.06	$(622)	464.4	$(1.34)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(179)			$679
Direct equity adjustment	7			20
Less: Income attributable to noncontrolling interests	96			51
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			6

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(274)	463.7	$(0.59)	$642	466.6	$1.38

Effect of dilutive securities and compensation programs(1)(2)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			6
Stock options		0.0			2.1
Deferred and long-term compensation programs		0.0			0.5
Exchangeable Surplus Notes	0	0.0		0	0.0

Diluted earnings per share(1)(2)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(274)	463.7	$(0.59)	$642	469.2	$1.37

(1)	For the three months ended September 30, 2012 and the nine months ended September 30, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended September 30, 2012 and the nine months ended September 30, 2013, all potential stock options and compensation programs were considered antidilutive.
(2)	For the nine months ended September 30, 2012, weighted average shares used for calculating diluted earnings per share excludes the potential shares that would be issued related to the exchangeable surplus notes since the hypothetical impact of these shares was antidilutive. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued related to the exchangeable surplus notes assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. For the three months ended September 30, 2012 and the nine months ended September 30, 2013, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2013 were based on 4.4 million and the nine months ended September 30, 2012 were based on 4.7 million of such awards, respectively, weighted for the period they were outstanding. The computation of earnings per share of Common Stock excludes the dilutive impact of participating unvested share-based awards based on the application of the two-class method.

Options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. For the three months ended September 30, 2013, 2.2 million options, with a weighted average exercise price of $88.63 per share were considered antidilutive. For the nine months ended September 30, 2013, 19.6 million options and 5.2 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, were considered antidilutive, of which 11.4 million options and 5.2 million shares were antidilutive due to the loss from continuing operations available to holders of Common Stock after direct equity adjustment. The remaining 8.2 million options, with a weighted average exercise price of $72.33 per share were considered antidilutive based on application of the treasury stock method. For the three months ended September 30, 2012, 20.1 million options and 5.1 million shares related to deferred and long-term compensation programs, weighted for the portion of the period they were outstanding, were considered antidilutive, of which 6.1 million options and 5.1 million shares are antidilutive due to the loss from continuing operations available to holders of Common Stock after direct equity adjustment. The remaining 14.0 million options, with a weighted average exercise price of $68.97 per share were considered antidilutive based on application of the treasury stock method. For the nine months ended September 30, 2012, 13.1 million options, with a weighted average exercise price of $70.11 per share were considered antidilutive based on application of the treasury stock method.

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Class B Stock

Income from continuing operations per share of Class B Stock for the three and nine months ended September 30 are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	Three Months Ended September 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$61			$44
Less: Direct equity adjustment	2			4

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$59	2.0	$29.50	$40	2.0	$20.00

	Nine Months Ended September 30,
	2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$79			$61
Less: Direct equity adjustment	7			20

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$72	2.0	$36.00	$41	2.0	$20.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in millions)
Commercial paper:
Prudential Financial	$185	$113
Prudential Funding, LLC	804	359

Subtotal commercial paper	989	472
Other notes payable(1)	100	100
Current portion of long-term debt(2)	2,029	1,912

Total short-term debt(3)	$3,118	$2,484

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$319	$156
Daily average commercial paper outstanding	$1,291	$1,194
Weighted average maturity of outstanding commercial paper, in days	27	21
Weighted average interest rate on outstanding short-term debt(4)	0.19%	0.28%

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both September 30, 2013 and December 31, 2012, discussed in more detail below.
(2)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both September 30, 2013 and December 31, 2012.
(3)	Includes Prudential Financial debt of $1,704 million and $1,847 million at September 30, 2013 and December 31, 2012, respectively.
(4)	Excludes the current portion of long-term debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2012, the 5% limitation equates to a maximum amount of pledged assets of $8.1 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.7 billion, of which $2.3 billion was outstanding. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of September 30, 2013, Prudential Insurance had pledged qualifying assets with a fair value of $2.8 billion that supported outstanding collateralized advances and collateralized funding agreements. As of September 30, 2013, $100 million of the FHLBNY outstanding advances is reflected in “Short-term debt” and matures in December 2013 and $280 million is in “Long-term debt” and matures in December 2015. Outstanding collateralized funding agreements, which totaled $1,947 million at September 30, 2013, are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.0 billion as of September 30, 2013.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company, or PRIAC, is a member of the Federal Home Loan Bank of Boston or FHLBB. Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of September 30, 2013, PRIAC had no advances outstanding under the FHLBB facility.

The Connecticut Department of Insurance, or CTDOI, permits PRIAC to pledge up to $2.2 billion in qualifying assets to secure FHLBB borrowings through December 31, 2013. PRIAC must seek re-approval from CTDOI prior to borrowing additional funds after that date. Based on available eligible assets as of September 30, 2013, PRIAC had an estimated maximum borrowing capacity, after taking into consideration required collateralization levels and required purchases of activity-based FHLBB stock, of approximately $1.6 billion.

Credit Facilities

As of September 30, 2013, Prudential Financial and Prudential Funding maintained an aggregate of $3,750 million of unsecured committed credit facilities consisting of a $2,000 million five-year facility expiring in December 2016 that has Prudential Financial as borrower and a $1,750 million three-year facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. Each of the facilities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of September 30, 2013, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of September 30, 2013, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

Long-term Debt

Surplus Notes

During 2011 and 2012, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $1.5 billion of ten-year fixed rate surplus notes. At September 30, 2013, $1,250 million of surplus notes were outstanding under these agreements, an increase of $250 million from December 31, 2012. Under these agreements, the subsidiary received debt securities, with a principal amounts equal to the surplus notes issued. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the debt securities are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-term notes. Prudential Financial maintains a Medium-term Notes, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of September 30, 2013, the outstanding balance of medium-term notes under this program was $12.7 billion, a decrease of $0.5 billion from December 31, 2012, due to maturities of $1.6 billion offset by $1.1 billion of issuances, as presented in the following table.

Issue Date	Principal Amount	Interest Rate	Maturity Date
	(in millions)
August 15, 2013	$350	2.300%	August 15, 2018
August 15, 2013	$350	LIBOR + 0.78%	August 15, 2018
August 15, 2013	$350	5.100%	August 15, 2043

Retail medium-term notes. Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2013, the outstanding balance of retail notes was $294 million. This represents a decrease of $613 million from December 31, 2012, primarily due to the Company’s redemption of $462 million of notes during the second quarter with an average interest rate of approximately 6.0%.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of September 30, 2013, the Company was in compliance with all debt covenants related to its short-term and long-term debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Components of net periodic (benefit) cost
Service cost	$62	$61	$4	$4
Interest cost	109	118	23	25
Expected return on plan assets	(192)	(203)	(22)	(22)
Amortization of prior service cost	(3)	3	(3)	(3)
Amortization of actuarial (gain) loss, net	23	12	14	14
Special termination benefits	0	5	0	0

Net periodic (benefit) cost	$(1)	$(4)	$16	$18

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Service cost	$189	$182	$12	$11
Interest cost	328	355	67	76
Expected return on plan assets	(576)	(607)	(64)	(66)
Amortization of prior service cost	(8)	10	(9)	(9)
Amortization of actuarial (gain) loss, net	69	34	42	41
Special termination benefits	2	7	0	0

Net periodic (benefit) cost	$4	$(19)	$48	$53

During the nine months ended September 30, 2013, the Company made cash contributions of $160 million to the pension plans and anticipates making an additional $20 million of cash contributions during the remainder of 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As discussed in Note 1, the Company recorded out of period adjustments in the second quarter of 2012 that resulted in a decrease in adjusted operating income of $61 million to the Asset Management segment and $45 million to Corporate and Other operations for the nine months ended September 30, 2012. For additional information regarding these out of period adjustments, see Notes 1 and 24 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$72	$(20)	$175	$(68)
Current period yield adjustments	$118	$85	$323	$231
Principal source of earnings	$27	$30	$96	$7

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $18 million and $16 million for the three months ended September 30, 2013 and 2012, respectively, and $54 million and $46 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, as of September 30, 2013, there was a $521 million deferred net gain related to certain derivative contracts that were terminated or offset in prior periods, primarily in the International Insurance segment.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net gains (losses) from:
Other trading account assets	$36	$26	$121	$59
Foreign currency exchange movements	$1,169	$(347)	$(2,856)	$(223)
Other activities	$24	$(8)	$136	$30

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

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $19 million and $136 million in the three and nine months ended September 30, 2013, respectively, and $12 million in the nine months ended September 30, 2012. These

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

recoveries are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.”

The Company records an adjustment for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of the non-performance risk is excluded from adjusted operating income. The net impact of the non-performance risk was to exclude from adjusted operating income net gains of $7 million and net losses of $2 million for the three months ended September 30, 2013 and 2012, respectively, and net gains of $9 million and $32 million for the nine months ended September 30, 2013 and 2012, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$821	$207	$1,593	$735
Retirement	237	110	744	413
Asset Management	200	189	547	373

Total U.S. Retirement Solutions and Investment Management Division	1,258	506	2,884	1,521

Individual Life	148	112	426	285
Group Insurance	68	35	99	28

Total U.S. Individual Life and Group Insurance Division	216	147	525	313

International Insurance	778	782	2,505	2,057

Total International Insurance Division	778	782	2,505	2,057

Corporate Operations	(312)	(414)	(973)	(966)

Total Corporate and Other	(312)	(414)	(973)	(966)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,940	1,021	4,941	2,925

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,319)	(1,951)	(7,322)	(1,609)
Charges related to realized investment gains (losses), net	763	648	1,533	498
Investment gains (losses) on trading account assets supporting insurance liabilities, net	103	264	(273)	502
Change in experience-rated contractholder liabilities due to asset value changes	(73)	(254)	255	(446)
Divested businesses	43	(687)	(12)	(664)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	17	(40)	18	(27)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,474	(999)	(860)	1,179

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	85	69	108	97

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,559	$(930)	$(752)	$1,276

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

The summary below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenue				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2013	December 31, 2012
	2013	2012	2013	2012
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,120	$1,018	$3,307	$2,944	$156,314	$146,893
Retirement	1,525	1,162	4,382	3,511	169,836	168,262
Asset Management	682	641	2,007	1,687	43,878	41,909

Total U.S. Retirement Solutions and Investment Management Division	3,327	2,821	9,696	8,142	370,028	357,064

Individual Life	1,041	948	3,408	2,527	62,500	47,371
Group Insurance	1,342	1,420	4,143	4,203	37,763	38,754

Total U.S. Individual Life and Group Insurance Division	2,383	2,368	7,551	6,730	100,263	86,125

International Insurance	5,259	8,154	17,549	20,377	170,952	183,794

Total International Insurance Division	5,259	8,154	17,549	20,377	170,952	183,794

Corporate Operations	(153)	(106)	(439)	(301)	12,991	12,325

Total Corporate and Other	(153)	(106)	(439)	(301)	12,991	12,325

Total	10,816	13,237	34,357	34,948	654,234	639,308

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,320)	(1,954)	(7,325)	(1,613)
Charges related to realized investment gains (losses), net	(27)	(27)	(181)	(79)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	103	264	(273)	502
Divested businesses	179	185	495	566
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	(65)	(79)	(78)

Total Financial Services Businesses	9,748	11,640	26,994	34,246	654,234	639,308

Closed Block Business	1,595	1,504	4,578	4,657	68,892	69,990

Total per Unaudited Interim Consolidated Financial Statements	$11,343	$13,144	$31,572	$38,903	$723,126	$709,298

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Asset Management segment intersegment revenues	$151	$139	$454	$405

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

12. INCOME TAXES

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in March 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2012 or first nine months of 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For tax years 2007 through 2013, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
Nine months 2013	15	93	108

Subtotal	56	678	734
Additional tax expense (benefit) recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional tax expense	$0	$0	$0

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first nine months of 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,327	$0	$		$13,327
Obligations of U.S. states and their political subdivisions	0	3,634	0			3,634
Foreign government bonds	0	82,557	1			82,558
Corporate securities	0	156,149	1,198			157,347
Asset-backed securities	0	7,096	4,090			11,186
Commercial mortgage-backed securities	0	13,380	164			13,544
Residential mortgage-backed securities	0	7,162	8			7,170

Subtotal	0	283,305	5,461			288,766
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	465	0			465
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	686	0			686
Corporate securities	0	15,739	85			15,824
Asset-backed securities	0	844	514			1,358
Commercial mortgage-backed securities	0	2,439	4			2,443
Residential mortgage-backed securities	0	1,727	2			1,729
Equity securities	1,192	215	878			2,285
All other(3)	862	8,934	8		(7,250)	2,554

Subtotal	2,054	31,239	1,491		(7,250)	27,534
Equity securities, available-for-sale	6,238	2,464	282			8,984
Commercial mortgage and other loans	0	93	19			112
Other long-term investments	57	200	1,010		8	1,275
Short-term investments	5,936	2,008	0			7,944
Cash equivalents	2,560	3,582	0			6,142
Other assets	2	248	6			256

Subtotal excluding separate account assets	16,847	323,139	8,269		(7,242)	341,013
Separate account assets(4)	49,343	203,401	22,347			275,091

Total assets	$66,190	$526,540	$30,616		$(7,242)	$616,104

Future policy benefits	$0	$0	$1,928	$		$1,928
Other liabilities	0	8,311	6		(7,187)	1,130
Notes of consolidated VIEs	0	0	2,330			2,330

Total liabilities	$0	$8,311	$4,264		$(7,187)	$5,388

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,386	$0	$		$17,386
Obligations of U.S. states and their political subdivisions	0	3,452	0			3,452
Foreign government bonds	0	88,290	0			88,290
Corporate securities	0	157,701	1,630			159,331
Asset-backed securities	0	7,633	3,703			11,336
Commercial mortgage-backed securities	0	11,813	124			11,937
Residential mortgage-backed securities	0	9,593	11			9,604

Subtotal	0	295,868	5,468			301,336
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	287	0			287
Obligations of U.S. states and their political subdivisions	0	259	0			259
Foreign government bonds	2	767	0			769
Corporate securities	0	13,609	134			13,743
Asset-backed securities	0	923	431			1,354
Commercial mortgage-backed securities	0	2,298	8			2,306
Residential mortgage-backed securities	0	2,024	2			2,026
Equity securities	1,198	181	1,098			2,477
All other(3)	664	13,371	25		(10,363)	3,697

Subtotal	1,864	33,719	1,698		(10,363)	26,918
Equity securities, available-for-sale	5,518	2,429	330			8,277
Commercial mortgage and other loans	0	114	48			162
Other long-term investments	(57)	141	1,053		246	1,383
Short-term investments	3,519	2,871	0			6,390
Cash equivalents	3,105	10,495	0			13,600
Other assets	78	109	8			195

Subtotal excluding separate account assets	14,027	345,746	8,605		(10,117)	358,261
Separate account assets(4)	39,362	192,760	21,132			253,254

Total assets	$53,389	$538,506	$29,737		$(10,117)	$611,515

Future policy benefits	$0	$0	$3,348	$		$3,348
Other liabilities	0	8,121	0		(8,031)	90
Notes of consolidated VIEs	0	0	1,406			1,406

Total liabilities	$0	$8,121	$4,754		$(8,031)	$4,844

(1)	“Netting” amounts represent cash collateral of $55 million and $2,086 million as of September 30, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of September 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and, therefore, are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include look-back equity options and other structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for foreign common stocks held in the Company’s Separate Account. In certain periods, an adjustment may be made to the fair value of these assets to reflect events that occurred between the close of foreign trading markets and the close of U.S. trading markets for the respective day. During the three months ended September 30, 2013, $1.3 billion were transferred from Level 2 to Level 1. During the nine months ended September 30, 2013, $0.1 billion were transferred from Level 1 to Level 2 and $3.6 billion were transferred from Level 2 to Level 1. During the three months ended September 30, 2012, there were no transfers of separate account assets from Level 1 to Level 2 and $2.1 billion were transferred from Level 2 to Level 1. During the nine months ended September 30, 2012, $2.9 billion of separate account assets were transferred from Level 1 to Level 2 and $2.1 billion were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	564	719	1,283
Asset-backed securities	282	4,322	4,604
Commercial mortgage-backed securities	17	151	168
Residential mortgage-backed securities	3	7	10
Equity securities	114	1,046	1,160
Commercial mortgage and other loans	19	0	19
Other long-term investments	10	1,000	1,010
Other assets	14	0	14

Subtotal excluding separate account assets(3)	1,023	7,246	8,269
Separate account assets	21,402	945	22,347

Total assets	$22,425	$8,191	$30,616

Future policy benefits	$1,928	$0	$1,928
Other liabilities	0	6	6
Notes of consolidated VIEs	0	2,330	2,330

Total liabilities	$1,928	$2,336	$4,264

	As of December 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
Corporate securities	$889	$875	$1,764
Asset-backed securities	338	3,796	4,134
Commercial mortgage-backed securities	68	64	132
Residential mortgage-backed securities	3	10	13
Equity securities	101	1,327	1,428
Commercial mortgage and other loans	48	0	48
Other long-term investments	9	1,044	1,053
Other assets	33	0	33

Subtotal excluding separate account assets(3)	1,489	7,116	8,605
Separate account assets	20,422	710	21,132

Total assets	$21,911	$7,826	$29,737

Future policy benefits	$3,348	$0	$3,348
Notes of consolidated VIEs	0	1,406	1,406

Total liabilities	$3,348	$1,406	$4,754

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below represents quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$564	Discounted cash flow	Discount rate	1.30%	-	15%	7.71%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.0X	5.96X	Increase
		Liquidation	Liquidation value	21.85%	-	100.0%	62.94%	Increase
Asset-backed securities	$282	Discounted cash flow	Prepayment rate(3)	2.82%	-	27.41%	9.62%	Increase
			Default rate(3)	0.49%	-	28.51%	2.82%	Decrease
			Loss severity(3)	15.96%	-	45.00%	32.76%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.86%	Decrease
			Average life (years)	0.64	-	14.53	5.4	Increase
			Comparable spreads	0.17%	-	24.87%	3.47%	Decrease
			Comparable security yields	4.21%	-	12.34%	7.13%	Decrease
Liabilities:
Future policy benefits(4)	$1,928	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.08%	-	1.32%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	16%	-	28%		Increase

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$889	Discounted cash flow	Discount rate	1.7%	-	17.5%	9.92%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.5X	6.2X	Increase
		Cap at call price	Call price	100%	-	101%	100.24%	Increase
		Liquidation	Liquidation value	49%	-	100.0%	83.06%	Increase
Asset-backed securities	$338	Discounted cash flow	Prepayment rate(3)	2.8%	-	29.0%	9.84%	Increase
			Default rate(3)	0.5%	-	2.52%	0.84%	Decrease
			Loss severity(3)	35%	-	43.88%	35.76%	Decrease
			Liquidity premium	1.0%	-	2.50%	1.83%	Decrease
			Average life (years)	0.1	-	15	5.61	Increase
			Comparable spreads	0.1%	-	20%	2.81%	Decrease
			Comparable security yields	0.4%	-	15%	7.59%	Decrease
Liabilities:
Future policy benefits(4)	$3,348	Discounted cash flow	Lapse rate(5)	0%	-	14%		Decrease
			NPR spread(6)	0.20%	-	1.60%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	85%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	19%	-	34%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company’s insurance subsidiaries as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits—The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations and other data. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

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

Real Estate and Other Invested Assets—Separate account assets include $20,559 million and $19,518 million of investments in real estate as of September 30, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 11.0% (6.41% weighted average) as of September 30, 2013 and 4.75% to 10.5% (6.49% weighted average) as of December 31, 2012 and discount rates, which ranged from 6.25% to 11.25% (7.83% weighted average) as of September 30, 2013 and 6.25% to 15.0% (7.92% weighted average) as of December 31, 2012. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 1.24% to 6.84% (4.33% weighted average) as of September 30, 2013 and 3.59% to 7.62% (4.74% weighted average) as of December 31, 2012 and market spread over base rate, which ranged from 1.75% to 2.80% (2.18% weighted average) as of September 30, 2013 and 1.67% to 4.48% (3.22% weighted average) as of December 31, 2012.

Commercial Mortgage Loans—Separate account assets include $791 million and $833 million of commercial mortgage loans as of September 30, 2013 and December 31, 2012 respectively that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.50% to 2.06% (1.63% weighted average) as of September 30, 2013 and 1.65% to 4.15% (1.87% weighted average) as of December 31, 2012. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$13	$1,383	$4,009	$243	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(11)	9	35	0
Included in other comprehensive income (loss)	0	0	0	(20)	(4)	(16)	0
Net investment income	0	0	0	(6)	7	0	0
Purchases	0	0	1	91	515	91	0
Sales	0	0	0	(12)	(80)	(34)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(1)	(158)	(251)	(7)	(3)
Foreign currency translation	0	0	0	15	13	1	0
Other(1)	0	0	0	0	(84)	0	0
Transfers into Level 3(2)	0	0	0	69	2	0	0
Transfers out of Level 3(2)	0	0	(12)	(153)	(46)	(149)	0

Fair Value, end of period	$0	$0	$1	$1,198	$4,090	$164	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$7	$0	$0

	Three Months Ended September 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$90	$424	$54	$2	$884	$14
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(3)
Asset management fees and other income	0	(2)	(1)	(1)	0	5	1
Net investment income	0	0	2	0	0	0	0
Purchases	0	17	156	0	0	7	0
Sales	0	(6)	(1)	0	0	(5)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(8)	(44)	0	0	(30)	(4)
Foreign currency translation	0	0	1	0	0	17	0
Other(1)	0	0	(19)	0	0	0	0
Transfers into Level 3(2)	0	0	2	0	0	0	0
Transfers out of Level 3(2)	0	(6)	(6)	(49)	0	0	0

Fair Value, end of period	$0	$85	$514	$4	$2	$878	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(2)
Asset management fees and other income	$0	$0	$0	$0	$0	$9	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$292	$21	$1,082	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	(2)	(1)	0
Asset management fees and other income	0	0	19	0
Included in other comprehensive income (loss)	2	0	0	0
Net investment income	0	0	1	0
Purchases	8	0	27	0
Sales	(38)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(23)	0
Foreign currency translation	7	0	(27)	0
Other(1)	0	0	(68)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$282	$19	$1,010	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Asset management fees and other income	$0	$0	$20	$0

	Three Months Ended September 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,672	$(365)	$(6)	$(2,055)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,351)	1	30
Interest credited to policyholders’ account balances	736	0	0	0
Purchases	528	0	0	0
Sales	(166)	0	0	0
Issuances	0	(212)	0	(292)
Settlements	(372)	0	0	(13)
Other(1)	0	0	(1)	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(54)	0	0	0

Fair Value, end of period	$22,347	$(1,928)	$(6)	$(2,330)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,359)	$0	$29
Interest credited to policyholders’ account	$464	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(5)	20	36	0
Included in other comprehensive income (loss)	0	0	(1)	(8)	(5)	(17)	0
Net investment income	0	0	0	(4)	28	0	0
Purchases	0	0	5	393	1,898	328	0
Sales	0	0	(1)	(72)	(306)	(37)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(3)	(555)	(1,036)	(38)	(3)
Foreign currency translation	0	0	0	(96)	(92)	(8)	0
Other(1)	0	0	0	0	(84)	0	0
Transfers into Level 3(2)	0	0	13	302	10	0	0
Transfers out of Level 3(2)	0	0	(12)	(387)	(46)	(224)	0

Fair Value, end of period	$0	$0	$1	$1,198	$4,090	$164	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$12	$0	$0

	Nine Months Ended September 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$430	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(15)
Asset management fees and other income	0	(3)	7	(1)	0	45	2
Net investment income	0	0	4	0	0	0	0
Purchases	0	20	321	76	0	10	0
Sales	0	(11)	(2)	(1)	0	(108)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(48)	(216)	(1)	0	(43)	(4)
Foreign currency translation	0	0	(7)	(1)	0	(123)	0
Other(1)	0	0	(19)	0	0	0	0
Transfers into Level 3(2)	0	3	4	0	0	0	0
Transfers out of Level 3(2)	0	(10)	(8)	(76)	0	0	0

Fair Value, end of period	$0	$85	$514	$4	$2	$878	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(15)
Asset management fees and other income	$0	$(3)	$8	$1	$0	$41	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	11	0	0	(2)
Asset management fees and other income	0	0	103	0
Included in other comprehensive income (loss)	45	0	0	0
Net investment income	0	0	(1)	0
Purchases	20	0	86	0
Sales	(61)	0	0	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(121)	0
Foreign currency translation	(44)	0	(8)	0
Other(1)	(18)	0	(108)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$282	$19	$1,010	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$(2)
Asset management fees and other income	$0	$0	$103	$0

	Nine Months Ended September 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	2,037	(3)	32
Interest credited to policyholders’ account balances	1,884	0	0	0
Purchases	1,309	0	0	0
Sales	(483)	0	0	0
Issuances	0	(619)	0	(932)
Settlements	(1,593)	0	0	(24)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(3)	0
Transfers into Level 3(2)	62	0	0	0
Transfers out of Level 3(2)	(104)	0	0	0

Fair Value, end of period	$22,347	$(1,928)	$(6)	$(2,330)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,970	$(3)	$32
Interest credited to policyholders’ account	$1,135	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$21	$1,635	$3,069	$186	$13
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	10	2	0
Included in other comprehensive income (loss)	0	0	0	46	22	7	0
Net investment income	0	0	0	2	7	1	0
Purchases	0	0	0	100	793	10	0
Sales	0	0	0	(91)	(381)	(2)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(42)	(105)	(7)	(2)
Foreign currency translation	0	0	0	3	2	0	0
Other(1)	0	0	(5)	5	0	0	0
Transfers into Level 3(2)	0	0	0	59	35	0	0
Transfers out of Level 3(2)	0	0	(13)	(41)	(253)	(14)	0

Fair Value, end of period	$66	$0	$3	$1,676	$3,199	$183	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$3	$0	$0

	Three Months Ended September 30, 2012
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$140	$444	$68	$3	$1,241	$45
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	1	(16)
Asset management fees and other income	0	0	8	1	0	20	1
Net investment income	0	0	1	0	0	0	0
Purchases	0	(1)	0	2	0	0	0
Sales	0	(2)	(6)	(2)	0	(2)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(5)	(21)	(2)	0	(32)	2
Foreign currency translation	0	0	0	0	0	7	0
Other(1)	0	0	1	0	(1)	0	0
Transfers into Level 3(2)	0	2	3	43	0	33	0
Transfers out of Level 3(2)	0	0	(31)	(17)	0	0	0

Fair Value, end of period	$9	$134	$399	$93	$2	$1,268	$32

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(16)
Asset management fees and other income	$0	$(3)	$7	$0	$0	$22	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$355	$37	$1,042	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	2	3	(5)
Asset management fees and other income	0	0	5	0
Included in other comprehensive income (loss)	(6)	0	0	0
Net investment income	0	0	(1)	0
Purchases	6	0	44	0
Sales	(9)	0	(3)	0
Issuances	0	0	0	0
Settlements	0	29	(45)	0
Foreign currency translation	1	0	0	0
Other(1)	0	0	11	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	(42)	0

Fair Value, end of period	$346	$68	$1,014	$0

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$2	$0	$(5)
Asset management fees and other income	$0	$0	$20	$0

	Three Months Ended September 30, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
		(in millions)
Fair Value, beginning of period	$8	$20,698	$(3,054)	$(2)	$(296)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(408)	(5)	(3)
Interest credited to policyholders’ account balances	0	303	0	0	0
Purchases	0	310	0	0	0
Sales	0	(184)	0	0	0
Issuances	0	0	(176)	0	(390)
Settlements	0	(592)	0	6	295
Transfers into Level 3(2)	0	29	0	0	0
Transfers out of Level 3(2)	0	(225)	0	0	0

Fair Value, end of period	$8	$20,339	$(3,638)	$(1)	$(394)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(448)	$(6)	$0
Interest credited to policyholders’ account	$0	$146	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(25)	18	2	0
Included in other comprehensive income (loss)	0	0	0	176	52	18	0
Net investment income	0	0	0	6	22	(2)	1
Purchases	0	10	0	321	1,964	43	0
Sales	0	0	0	(130)	(425)	(2)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(228)	(450)	(11)	(6)
Foreign currency translation	0	0	0	(3)	(8)	(1)	0
Other(1)	2	0	(5)	3	0	0	0
Transfers into Level 3(2)	0	0	7	276	35	37	0
Transfers out of Level 3(2)	0	(10)	(24)	(170)	(537)	(46)	0

Fair Value, end of period	$66	$0	$3	$1,676	$3,199	$183	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$9	$0	$0

	Nine Months Ended September 30, 2012
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$148	$416	$35	$4	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(65)
Asset management fees and other income	0	(5)	13	1	1	54	1
Net investment income	0	0	5	1	0	0	0
Purchases	0	17	128	18	0	13	0
Sales	0	(10)	(9)	(4)	(1)	(31)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(15)	(90)	(3)	(1)	(88)	6
Foreign currency translation	0	0	(1)	0	0	(11)	0
Other(1)	2	(2)	1	0	(1)	3	(3)
Transfers into Level 3(2)	0	5	3	82	0	33	0
Transfers out of Level 3(2)	0	(4)	(67)	(37)	0	(1)	0

Fair Value, end of period	$9	$134	$399	$93	$2	$1,268	$32

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$(65)
Asset management fees and other income	$0	$(10)	$11	$1	$0	$54	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	2	6	(9)
Asset management fees and other income	0	0	73	0
Included in other comprehensive income (loss)	21	0	0	0
Net investment income	0	0	5	0
Purchases	68	0	159	9
Sales	(17)	0	(23)	0
Issuances	0	0	0	0
Settlements	0	(20)	(261)	0
Foreign currency translation	(2)	0	2	0
Other(1)	0	0	7	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(90)	0	(64)	0

Fair Value, end of period	$346	$68	$1,014	$0

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1	$1	$(9)
Asset management fees and other income	$0	$0	$40	$0

	Nine Months Ended September 30, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(3)	$(282)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(255)	(22)	(3)
Asset management fees and other income	2	0	0	0	0
Interest credited to policyholders’ account balances	0	1,518	0	0	0
Purchases	0	2,154	0	0	0
Sales	(3)	(647)	0	0	0
Issuances	0	0	(497)	0	(401)
Settlements	0	(1,617)	0	24	295
Other(1)	0	0	0	0	(3)
Transfers into Level 3(2)	0	245	0	0	0
Transfers out of Level 3(2)	0	(672)	0	0	0

Fair Value, end of period	$8	$20,339	$(3,638)	$(1)	$(394)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(340)	$(22)	$(3)
Asset management fees and other income	$2	$0	$0	$0	$0
Interest credited to policyholders’ account	$0	$902	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$4	$7,185	$7	$		$7,196
Currency	0	511	0			511
Credit	0	6	0			6
Currency/Interest Rate	0	457	0			457
Equity	50	482	1			533
Netting(1)					(7,242)	(7,242)

Total derivative assets	$54	$8,641	$8		$(7,242)	$1,461

Derivative liabilities:
Interest Rate	$1	$7,173	$6	$		$7,180
Currency	0	199	0			199
Credit	0	66	0			66
Currency/Interest Rate	0	649	0			649
Equity	0	200	0			200
Netting(1)					(7,187)	(7,187)

Total derivative liabilities	$1	$8,287	$6		$(7,187)	$1,107

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$11	$11,675	$5	$		$11,691
Currency	0	432	0			432
Credit	0	19	0			19
Currency/Interest Rate	0	450	0			450
Equity	63	518	19			600
Netting(1)					(10,117)	(10,117)

Total derivative assets	$74	$13,094	$24		$(10,117)	$3,075

Derivative liabilities:
Interest Rate	$11	$6,783	$2	$		$6,796
Currency	0	517	0			517
Credit	0	84	0			84
Currency/Interest Rate	0	578	0			578
Equity	165	198	0			363
Netting(1)					(8,031)	(8,031)

Total derivative liabilities	$176	$8,160	$2		$(8,031)	$307

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2013, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2013, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$8	$0	$2	$19	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(3)	0	(1)	(14)	0	(2)
Asset management fees and other income	0	0	0	0	0	0
Purchases	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	(4)	0	0	(4)	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$1	$0	$1	$1	$0	$1

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(3)	$0	$(1)	$(14)	$0	$(2)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate	Derivative Assets - Equity	Derivative Assets - Credit	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$40	$0	$2	$83	$1	$(1)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(15)	0	5	(63)	(1)	8
Asset management fees and other income	0	0	0	0	0	0
Purchases	1	0	0	6	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0

Fair Value, end of period	$26	$0	$7	$26	$0	$7

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(15)	$0	$5	$(63)	$(1)	$8
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Commercial mortgage loan reserve adjustments of $0 million and $2 million in net gains were recorded for the three and nine months ended September 30, 2012, respectively. The reserve adjustments were based on discounted cash flows utilizing market rates and were classified as Level 3 in the hierarchy. There were no nonrecurring fair value reserve adjustments for the three and nine months ended September 30, 2013.

For real estate and property and equipment related investments, no impairments were recorded for the three months ended September 30, 2013. Impairments of $20 million were recorded for the three months ended September 30, 2012. There were $0 million and $91 million of impairments recorded for the nine months ended September 30, 2013 and 2012, respectively, for real estate and property and equipment related investments classified as Level 3 in the valuation hierarchy. These impairments were based primarily on appraised value. For certain cost method investments, impairments of $6 million and $1 million were recorded for the three months ended September 30, 2013 and 2012, respectively, and $15 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively., The methodologies utilized were primarily discounted estimated future cash flows and, where appropriate, valuations provided by the general partners taking into consideration deal and management fee expenses. These cost method investments are classified as Level 3 in the valuation hierarchy. For mortgage servicing rights, impairment recoveries which resulted in a gain of $6 million and $5 million were recorded for the three months and nine months ended September 30, 2013. Similarly an impairment of $5 million and $12 million were recorded for the three months and nine months ended 2012, for mortgage servicing rights. Mortgage servicing rights are valued based on internal models and classified as Level 3 in the hierarchy.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

There were no impairments related to intangible assets for the three and nine months ended September 30, 2013. An impairment of $29 million was recorded for the three and nine months ended September 30, 2012 related to the write-off of an intangible asset resulting from an acquired business. The method utilized was primarily discounted cash flows based on assumptions and inputs specific to the Company, and are therefore classified as Level 3 in the hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$0	$0	$(1)
Other changes in fair value	$1	$0	$3	$0
Other long-term investments:
Changes in fair value	$8	$18	$39	$30
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(30)	$2	$(32)	$(1)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Asset management fees and other income” for other long-term investments and other liabilities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $4 million for both the three months ended September 30, 2013 and 2012, respectively, and $9 million for both the nine months ended September 30, 2013 and 2012, respectively, of interest income on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $117 million and $109 million, respectively, as of September 30, 2013, and $162 million and $156 million, respectively, as of December 31, 2012. As of September 30, 2013, there were no loans in nonaccrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $508 million as of September 30, 2013 and $465 million as of December 31, 2012.

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $2,330 million and $2,364 million, respectively, as of September 30, 2013, and $1,406 million and $1,422 million, respectively as of December 31, 2012. Interest expense recorded for these liabilities was $29 million and $69 million, respectively, for the three and nine months ended September 30, 2013, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2013					December 31, 2012
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,256	$1,616	$3,872	$3,629	$4,511	$4,268
Commercial mortgage and other loans	0	626	40,375	41,001	39,385	39,554	36,570
Policy loans	0	0	14,219	14,219	11,863	14,592	11,575
Short-term investments	0	553	0	553	553	57	57
Cash and cash equivalents	4,431	2,077	0	6,508	6,508	4,500	4,500
Accrued investment income	0	3,157	0	3,157	3,157	3,127	3,127
Other assets	59	2,252	322	2,633	2,633	2,601	2,601

Total assets	$4,490	$10,921	$56,532	$71,943	$67,728	$68,942	$62,698

Liabilities:
Policyholders’ account balances -investment contracts	$0	$39,648	$58,177	$97,825	$96,360	$104,200	$101,232
Securities sold under agreements to repurchase	0	7,158	0	7,158	7,158	5,818	5,818
Cash collateral for loaned securities	0	5,955	0	5,955	5,955	3,941	3,941
Short-term debt	0	3,181	0	3,181	3,118	2,506	2,484
Long-term debt	1,106	19,469	4,943	25,518	23,642	27,497	24,729
Notes of consolidated VIEs	0	0	80	80	93	149	171
Other liabilities	0	5,554	337	5,891	5,891	6,356	6,356
Separate account liabilities -investment contracts	0	81,028	22,052	103,080	103,080	96,561	96,561

Total liabilities	$1,106	$161,993	$85,589	$248,688	$245,297	$247,028	$241,292

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

In exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and posts variation margins on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $1,461 million and $3,075 million as of September 30, 2013 and December 31, 2012, respectively, and total derivative liabilities of $1,107 million and $307 million as of September 30, 2013 and December 31, 2012, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

Primary Underlying/ Instrument Type	September 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,475	$9	$(265)	$3,374	$26	$(396)
Foreign Currency
Foreign Currency Forwards	579	6	(60)	639	1	(35)
Currency/Interest Rate
Foreign Currency Swaps	7,879	132	(389)	6,373	128	(342)

Total Qualifying Derivatives	$10,933	$147	$(714)	$10,386	$155	$(773)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying/ Instrument Type	September 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$112,333	$4,565	$(4,490)	$108,581	$7,779	$(3,301)
Interest Rate Futures	6,116	3	(1)	6,749	11	(12)
Interest Rate Options	25,181	480	(245)	25,250	895	(141)
Interest Rate Forwards	1,304	9	0	660	0	0
Foreign Currency
Foreign Currency Forwards	13,925	497	(129)	14,638	371	(397)
Foreign Currency Options	77	8	0	92	13	0
Currency/Interest Rate
Foreign Currency Swaps	6,609	270	(211)	5,304	239	(152)
Credit
Credit Default Swaps	1,992	6	(65)	3,250	19	(84)
Equity
Equity Futures	601	3	0	6,518	0	(165)
Equity Options	51,600	492	(25)	42,757	603	(40)
Total Return Swaps	10,760	81	(181)	5,779	8	(158)
Synthetic GICs	71,417	7	0	64,359	6	0

Total Non-Qualifying Derivatives(1)	$301,915	$6,421	$(5,347)	$283,937	$9,944	$(4,450)

Total Derivatives(2)	$312,848	$6,568	$(6,061)	$294,323	$10,099	$(5,223)

(1)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GIC’s), which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(2)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $2,030 million as of September 30, 2013 and a net liability of $3,438 million as of December 31, 2012, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	September 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$8,671	$(7,242)	$1,429	$(1,238)	$191
Securities purchased under agreement to resell	750	0	750	(750)	0

Total Assets	$9,421	$(7,242)	$2,179	$(1,988)	$191

Offsetting of Financial Liabilities:
Derivatives	$8,288	$(7,187)	$1,101	$(1,251)	$(150)
Securities sold under agreement to repurchase	7,158	0	7,158	(7,158)	0

Total Liabilities	$15,446	$(7,187)	$8,259	$(8,409)	$(150)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$13,167	$(10,117)	$3,050	$(2,891)	$159
Securities purchased under agreement to resell	990	0	990	(990)	0

Total Assets	$14,157	$(10,117)	$4,040	$(3,881)	$159

Offsetting of Financial Liabilities:
Derivatives	$8,329	$(8,031)	$298	$(63)	$235
Securities sold under agreement to repurchase	5,818	0	5,818	(5,818)	0

Total Liabilities	$14,147	$(8,031)	$6,116	$(5,881)	$235

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

	Three Months Ended September 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$8	$(17)	$0	$0	$6	$0
Currency	(6)	0	0	0	0	0

Total fair value hedges	2	(17)	0	0	6	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	3
Currency/Interest Rate	0	1	(24)	0	0	(260)

Total cash flow hedges	0	1	(24)	(6)	0	(257)

Net investment hedges
Currency(2)	0	0	(4)	0	0	0
Currency/Interest Rate	0	0	0	0	0	(3)

Total net investment hedges	0	0	(4)	0	0	(3)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(540)	0	0	0	0	0
Currency	62	0	0	0	0	0
Currency/Interest Rate	(215)	0	(2)	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(706)	0	0	0	0	0
Embedded Derivatives	(1,322)	0	0	0	0	0

Total non-qualifying hedges	(2,722)	0	(2)	0	0	0

Total	$(2,720)	$(16)	$(30)	$(6)	$6	$(260)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$80	$(56)	$0	$0	$17	$0
Currency	(54)	0	0	0	0	0

Total fair value hedges	26	(56)	0	0	17	0

Cash flow hedges
Interest Rate	0	0	0	(17)	0	20
Currency/Interest Rate	0	0	(60)	0	0	(118)

Total cash flow hedges	0	0	(60)	(17)	0	(98)

Net investment hedges
Currency(2)	0	0	(4)	0	0	7
Currency/Interest Rate	0	0	0	0	0	154

Total net investment hedges	0	0	(4)	0	0	161

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,071)	0	0	0	0	0
Currency	(513)	0	0	0	0	0
Currency/Interest Rate	84	0	0	0	0	0
Credit	(11)	0	0	0	0	0
Equity	(2,515)	0	0	0	0	0
Embedded Derivatives	2,025	0	0	0	0	0

Total non-qualifying hedges	(5,001)	0	0	0	0	0

Total	$(4,975)	$(56)	$(64)	$(17)	$17	$63

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$6	$(23)	$0	$1	$5	$0
Currency	0	(1)	0	0	0	0

Total fair value hedges	6	(24)	0	1	5	0

Cash flow hedges
Interest Rate	0	0	0	(5)	0	2
Currency/Interest Rate	0	(1)	(3)	0	0	(119)

Total cash flow hedges	0	(1)	(3)	(5)	0	(117)

Net investment hedges
Currency(2)	0	0	0	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	(10)

Total net investment hedges	0	0	0	0	0	(16)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	86	0	0	0	0	0
Currency	(119)	0	0	0	0	0
Currency/Interest Rate	(19)	0	0	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(983)	0	0	0	0	0
Embedded Derivatives	(418)	0	0	0	0	0

Total non-qualifying hedges	(1,461)	0	0	0	0	0

Total	$(1,455)	$(25)	$(3)	$(4)	$5	$(133)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(6)	$(71)	$0	$4	$26	$0
Currency	2	(3)	0	0	0	0

Total fair value hedges	(4)	(74)	0	4	26	0

Cash flow hedges
Interest Rate	0	0	0	(14)	0	8
Currency/Interest Rate	0	(4)	(5)	0	0	(47)

Total cash flow hedges	0	(4)	(5)	(14)	0	(39)

Net investment hedges
Currency(2)	0	0	0	0	0	(8)
Currency/Interest Rate	0	0	0	0	0	78

Total net investment hedges	0	0	0	0	0	70

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,303	0	0	0	0	0
Currency	(46)	0	0	0	0	0
Currency/Interest Rate	97	0	1	0	0	0
Credit	(36)	0	0	0	0	0
Equity	(1,983)	0	0	0	0	0
Embedded Derivatives	(241)	0	0	0	0	0

Total non-qualifying hedges	(906)	0	1	0	0	0

Total	$(910)	$(78)	$(4)	$(10)	$26	$31

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three and nine months ended September 30, 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2012	$(257)
Net deferred gains/(losses) on cash flow hedges from January 1 to September 30, 2013	(181)
Amount reclassified into current period earnings	83

Balance, September 30, 2013	$(355)

Using September 30, 2013 values, it is anticipated that a pre-tax loss of approximately $16 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2014, offset by amounts pertaining to the hedged items. As of September 30, 2013, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $277 million and $117 million as of September 30, 2013 and December 31, 2012.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of September 30, 2013 and December 31, 2012. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 3 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	September 30, 2013
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$0	$0	$0	$0	$0	$0
2	5	0	0	0	5	0

Subtotal	5	0	0	0	5	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$5	$0	$0	$0	$5	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$275	$0	$0	$0	$275	$0
2	45	0	0	0	45	0

Subtotal	320	0	0	0	320	0
3	0	0	750	2	750	2
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	750	2	750	2

Total	$320	$0	$750	$2	$1,070	$2

The following table sets forth the composition of the Company’s credit derivatives where the Company has written credit protection by industry category as of the dates indicated.

	September 30, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$0	$0	$120	$0
Capital Goods	0	0	90	0
Basic Industry	0	0	40	0
Transportation	0	0	25	0
Consumer Cyclical	0	0	20	0
Energy	0	0	20	0
Communication	5	0	5	0
Finance	0	0	0	0
Other(1)	0	0	750	2

Total Credit Derivatives	$5	$0	$1,070	$2

(1)	Includes Credit Default Index derivative with various industry categories.

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of September 30, 2013 and December 31, 2012 was a liability of $22 million and $32 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2013 and December 31, 2012, the Company had $1,487 million and $1,680 million of outstanding notional amounts, respectively, reported at fair value as a liability of $37 million and $35 million, respectively.

The Company holds certain externally-managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

medium-term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $323 million and $314 million at September 30, 2013 and December 31, 2012, respectively.

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to new guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $323 million as of September 30, 2013. In the normal course of business the Company has posted collateral related to these instruments of $330 million as

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of September 30, 2013. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2013, the Company estimates that it would be required to post a maximum of $8 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2013	December 31, 2012
	(in millions)
Total outstanding mortgage loan commitments	$3,038	$2,552
Portion of commitment where prearrangement to sell to investor exists	$793	$897

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2013	December 31, 2012
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$5,001	$3,410
Expected to be funded from separate accounts	$749	$757
Portion of separate account commitments with recourse to Prudential Insurance	$0	$7

(1)	Includes a remaining commitment of $64 million and $200 million at September 30, 2013 and December 31, 2012, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

	September 30, 2013	December 31, 2012
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,533	$2,178
Amount of above guarantee that is limited to separate account assets	$2,533	$2,167
Accrued liability associated with guarantee	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next twelve years. At September 30, 2013, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	September 30, 2013	December 31, 2012
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,952	$15,454
Fair value of related collateral associated with above indemnifications	$16,405	$15,730
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	September 30, 2013	December 31, 2012
	(in millions)
Guaranteed value of third parties’ assets	$75,512	$64,424
Fair value of collateral supporting these assets	$76,915	$67,555
Asset associated with guarantee, carried at fair value	$7	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Credit Enhancements

	September 30, 2013	December 31, 2012
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$166	$172
Fair value of properties and associated tax credits that secure the guarantee	$226	$215
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	September 30, 2013	December 31, 2012
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,205	$1,147
First-loss exposure portion of above	$380	$369
Accrued liability associated with guarantees	$17	$19

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $9,043 million of mortgages subject to these loss-sharing arrangements as of September 30, 2013, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2013, these mortgages had an average debt service coverage ratio of 1.80 times and an average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0.4 million and $2.2 million, for the nine months ended September 30, 2013 and 2012, respectively.

Contingent Consideration

	September 30, 2013	December 31, 2012
	(in millions)
Maximum potential contingent consideration associated with acquisitions	$0	$52

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In connection with the Company’s initial investment in an operating joint venture, the Company agreed to pay additional consideration in future periods, contingent upon the attainment of defined operating objectives. The arrangement was resolved in 2013 and no additional consideration is required as the joint venture did not attain the defined operating objectives.

Other Guarantees

	September 30, 2013	December 31, 2012
	(in millions)
Other guarantees where amount can be determined	$400	$530
Accrued liability for other guarantees and indemnifications	$8	$8

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $318 million and $299 million as of September 30, 2013 and December 31, 2012, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $175 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC. filed in the Circuit Court of Leon County, Florida, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

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

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed motions for summary judgment.

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

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop the Company as a defendant and add Pruco Life Insurance Company as a defendant and is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiff appealed the dismissal. In May 2013, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal of plaintiff’s putative class action complaint. In August 2013, plaintiff’s time to appeal the dismissal expired.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that has retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al., in New Jersey Superior Court, Essex County. The complaint names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

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

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages in violation of state law. The complaint sought back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States District Court for the Southern District of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States District Court for the District of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008 and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. In January 2013, the Court denied plaintiffs’ motion for class certification in its entirety. In July 2013, the Court granted plaintiffs’ motion for reconsideration, permitting plaintiffs to file a motion to certify a class of employee insurance agents seeking recovery under state wage and hour laws. In September 2013, plaintiffs filed a renewed motion for class certification.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Seven of the defendants (J.P. Morgan, Barclays, Nomura, RBS, Goldman Sachs, Countrywide, and UBS) removed the lawsuits from New Jersey state court to the United States District Court for the District of New Jersey. The Countrywide defendants also made an application to the Judicial Panel on Multi-District Litigation to transfer that case to the United States District Court for the Central District of California. In August 2013, that application was granted. Except for the Nomura and Goldman Sachs actions, the Company filed motions to remand the lawsuit to New Jersey state court. The J.P. Morgan and Barclays lawsuits were remanded to New Jersey state court. The motions to remand in RBS and UBS remain pending.

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch and J.P. Morgan defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, Morgan Stanley, and Credit Suisse have been denied, and the motions to dismiss filed by Nomura, Barclays, and Bank of America/Merrill Lynch are pending.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2013 and December 31, 2012 (in millions)

	September 30, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$245,032	$43,734	$288,766	$254,917	$46,419	$301,336
Fixed maturities, held-to-maturity, at amortized cost	3,629	0	3,629	4,268	0	4,268
Trading account assets supporting insurance liabilities, at fair value	21,131	0	21,131	20,590	0	20,590
Other trading account assets, at fair value	6,121	282	6,403	6,053	275	6,328
Equity securities, available-for-sale, at fair value	5,488	3,496	8,984	5,052	3,225	8,277
Commercial mortgage and other loans	29,709	9,788	39,497	27,125	9,608	36,733
Policy loans	6,827	5,036	11,863	6,455	5,120	11,575
Other long-term investments	7,904	1,965	9,869	8,016	2,012	10,028
Short-term investments	6,404	2,093	8,497	5,186	1,261	6,447

Total investments	332,245	66,394	398,639	337,662	67,920	405,582
Cash and cash equivalents	11,950	700	12,650	17,546	554	18,100
Accrued investment income	2,533	624	3,157	2,534	593	3,127
Deferred policy acquisition costs	15,812	416	16,228	13,688	412	14,100
Value of business acquired	3,837	0	3,837	3,248	0	3,248
Other assets	12,766	758	13,524	11,376	511	11,887
Separate account assets	275,091	0	275,091	253,254	0	253,254

TOTAL ASSETS	$654,234	$68,892	$723,126	$639,308	$69,990	$709,298

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$158,857	$50,320	$209,177	$165,212	$50,838	$216,050
Policyholders’ account balances	132,202	5,371	137,573	128,987	5,426	134,413
Policyholders’ dividends	88	5,519	5,607	257	7,250	7,507
Securities sold under agreements to repurchase	3,530	3,628	7,158	3,436	2,382	5,818
Cash collateral for loaned securities	4,988	967	5,955	2,864	1,077	3,941
Income taxes	5,417	(474)	4,943	9,058	(507)	8,551
Short-term debt	3,043	75	3,118	2,409	75	2,484
Long-term debt	21,967	1,675	23,642	23,054	1,675	24,729
Other liabilities	12,958	365	13,323	11,406	277	11,683
Notes issued by consolidated variable interest entities	2,423	0	2,423	1,577	0	1,577
Separate account liabilities	275,091	0	275,091	253,254	0	253,254

Total liabilities	620,564	67,446	688,010	601,514	68,493	670,007

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY
Accumulated other comprehensive income	6,784	115	6,899	9,990	224	10,214
Other attributed equity	26,128	1,331	27,459	27,088	1,273	28,361

Total attributed equity	32,912	1,446	34,358	37,078	1,497	38,575

Noncontrolling interests	758	0	758	716	0	716

Total equity	33,670	1,446	35,116	37,794	1,497	39,291

TOTAL LIABILITIES AND EQUITY	$654,234	$68,892	$723,126	$639,308	$69,990	$709,298

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2013 and 2012 (in millions)

	Three Months Ended September 30,
	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,512	$629	$6,141	$8,382	$645	$9,027
Policy charges and fee income	1,257	0	1,257	1,224	0	1,224
Net investment income	2,917	733	3,650	2,665	768	3,433
Asset management fees and other income	2,381	24	2,405	888	17	905
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(197)	(162)	(359)	(267)	(159)	(426)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	169	147	316	185	146	331
Other realized investment gains (losses), net	(2,291)	224	(2,067)	(1,437)	87	(1,350)

Total realized investment gains (losses), net	(2,319)	209	(2,110)	(1,519)	74	(1,445)

Total revenues	9,748	1,595	11,343	11,640	1,504	13,144

BENEFITS AND EXPENSES
Policyholders’ benefits	5,463	774	6,237	8,800	776	9,576
Interest credited to policyholders’ account balances	725	34	759	1,023	34	1,057
Dividends to policyholders	25	557	582	39	478	517
Amortization of deferred policy acquisition costs	(461)	9	(452)	173	9	182
General and administrative expenses	2,522	136	2,658	2,604	138	2,742

Total benefits and expenses	8,274	1,510	9,784	12,639	1,435	14,074

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,474	85	1,559	(999)	69	(930)

Income tax expense (benefit)	485	24	509	(353)	25	(328)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	989	61	1,050	(646)	44	(602)
Equity in earnings of operating joint ventures, net of taxes	3	0	3	45	0	45

INCOME (LOSS) FROM CONTINUING OPERATIONS	992	61	1,053	(601)	44	(557)
Income (loss) from discontinued operations, net of taxes	8	0	8	(1)	(1)	(2)

NET INCOME (LOSS)	1,000	61	1,061	(602)	43	(559)
Less: Income (loss) attributable to noncontrolling interests	19	0	19	25	0	25

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$981	$61	$1,042	$(627)	$43	$(584)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2013 and 2012 (in millions)

	Nine Months Ended September 30,
	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$18,160	$1,987	$20,147	$21,297	$2,059	$23,356
Policy charges and fee income	3,988	0	3,988	3,335	0	3,335
Net investment income	8,733	2,266	10,999	7,757	2,354	10,111
Asset management fees and other income	254	41	295	3,141	26	3,167
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(531)	(316)	(847)	(799)	(546)	(1,345)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	421	280	701	561	484	1,045
Other realized investment gains (losses), net	(4,031)	320	(3,711)	(1,046)	280	(766)

Total realized investment gains (losses), net	(4,141)	284	(3,857)	(1,284)	218	(1,066)

Total revenues	26,994	4,578	31,572	34,246	4,657	38,903

BENEFITS AND EXPENSES
Policyholders’ benefits	18,021	2,459	20,480	20,881	2,565	23,446
Interest credited to policyholders’ account balances	2,101	102	2,203	3,167	103	3,270
Dividends to policyholders	119	1,468	1,587	109	1,454	1,563
Amortization of deferred policy acquisition	(43)	29	(14)	1,165	29	1,194
General and administrative expenses	7,656	412	8,068	7,745	409	8,154

Total benefits and expenses	27,854	4,470	32,324	33,067	4,560	37,627

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(860)	108	(752)	1,179	97	1,276

Income tax expense	(624)	29	(595)	558	36	594

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(236)	79	(157)	621	61	682
Equity in earnings of operating joint ventures, net of taxes	57	0	57	58	0	58

INCOME (LOSS) FROM CONTINUING OPERATIONS	(179)	79	(100)	679	61	740
Income (loss) from discontinued operations, net of taxes	11	0	11	14	(2)	12

NET INCOME (LOSS)	(168)	79	(89)	693	59	752
Less: Income (loss) attributable to noncontrolling interests	96	0	96	51	0	51

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(264)	$79	$(185)	$642	$59	$701

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2013, compared with December 31, 2012, and its consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements,” “Risk Factors” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of the Businesses” in our 2012 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.076 trillion of assets under management as of September 30, 2013, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On January 2, 2013, we completed the acquisition of The Hartford’s individual life insurance business (“Hartford Life Business”) through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion.

On each of February 12, 2013, May 14, 2013 and August 15, 2013, Prudential Financial’s Board of Directors declared a cash dividend of $0.40 per share of Common Stock.

On June 11, 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. We purchased 3.2 million shares in the third quarter of 2013 under this authorization at a total cost of $250 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act. We purchased 6.6 million shares under the prior twelve-month $1.0 billion authorization that expired on June 30, 2013 for a total cost of $400 million, including 3.9 million shares purchased in the first six months of 2013 at a total cost of $250 million.

On August 15, 2013, we reached agreement to acquire UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture will pay cash consideration of approximately $160 million, 70% of which will be provided by Prudential Insurance and 30% of which will be provided by BSN. We expect the transaction to close as early as the fourth quarter of 2013, subject to regulatory approvals and customary closing conditions.

Regulatory Developments

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, the Company confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits and other related subjects as appropriate. The Company must also seek pre-approval from the Federal Reserve for acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer

(“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of the Company to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including backstop capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs by 2016, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013, several of the Company’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

ComFrame also requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” This initiative has resulted in the recent adoption of the NAIC Risk Management and ORSA model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital and liquidity requirements, compliance and regulatory costs, or other implications that may affect the Company.

In addition, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

Impact of Low Interest Rate Environment

Domestic Financial Services Businesses

As interest rates in the U.S. remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio income yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low through at least 2014, our overall portfolio income yields are expected to continue to decline throughout these future periods; however, the recent increase in interest rates, if sustained, will mitigate the impact of new investment purchases on our overall portfolio income yields.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the total fixed maturity securities and commercial mortgage loans through 2014. The domestic Financial Services Businesses’ general account has approximately $156 billion of such assets (based on net carrying value) as of September 30, 2013. As these assets mature, the current average portfolio income yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $156 billion of fixed maturity securities and commercial mortgage loans are approximately $63 billion that are subject to call or redemption features at the issuer’s option, which have a weighted average interest rate of approximately 5%. As of September 30, 2013, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases, at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset-liability management strategies described below, in order to maintain current net interest margins. As of September 30, 2013, our domestic Financial Services Businesses have approximately $151 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $49 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of September 30, 2013, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1%	$0.5	$0.0	$0.0	$0.0	$0.0	$0.5
1% - 1.99%	1.4	1.3	10.1	2.9	0.2	15.9
2% - 2.99%	2.5	0.0	0.1	0.5	1.4	4.5
3% - 4.00%	23.0	1.4	1.7	0.5	0.0	26.6
Greater than 4%	1.2	0.0	0.0	0.0	0.0	1.2

Total	$28.6	$2.7	$11.9	$3.9	$1.6	$48.7

Percentage of total	59%	6%	24%	8%	3%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimum crediting rates, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $88 billion of the $151 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset-liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50% for the period from October 1, 2013 through December 31, 2014, and credit spreads remain unchanged from levels as of September 30, 2013, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio income yields, would be approximately $1 million in the fourth quarter of 2013 and $30 million in 2014. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $49 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

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

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of September 30, 2013, these operations have $129 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $129 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset-liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Results of Operations

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2013 and 2012 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$821	$207	$1,593	$735
Retirement	237	110	744	413
Asset Management	200	189	547	373

Total U.S. Retirement Solutions and Investment Management Division	1,258	506	2,884	1,521

Individual Life	148	112	426	285
Group Insurance	68	35	99	28

Total U.S. Individual Life and Group Insurance Division	216	147	525	313

International Insurance	778	782	2,505	2,057

Total International Insurance Division	778	782	2,505	2,057

Corporate and Other	(312)	(414)	(973)	(966)

Adjusted operating income before income taxes for the Financial Services Businesses	1,940	1,021	4,941	2,925
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(1,319)	(1,951)	(7,322)	(1,609)
Charges related to realized investment gains (losses), net(2)	763	648	1,533	498
Investment gains on trading account assets supporting insurance liabilities, net(3)	103	264	(273)	502
Change in experience-rated contractholder liabilities due to asset value changes(4)	(73)	(254)	255	(446)
Divested businesses(5)	43	(687)	(12)	(664)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	17	(40)	18	(27)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,474	(999)	(860)	1,179
Income (loss) from continuing operations before income taxes for Closed Block Business	85	69	108	97

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,559	$(930)	$(752)	$1,276

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.
(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs, and other costs. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”

(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Results for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases reflect higher asset-based fee income, driven by higher average variable annuity account values, net of a related increase in asset-based commissions. The increases for both periods also include favorable comparative impacts from changes in the estimated profitability of the business, including those resulting from annual reviews and updates of assumptions performed in the third quarter of each year.

Retirement. Results for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases for both periods reflect higher net investment spread results and higher asset-based fee income resulting from increased account values, as well as a more favorable reserve impact from case experience, primarily driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012. In addition, results reflect the absence of a charge in the third quarter of 2012 resulting from the write off of an intangible asset related to an acquired business and favorable comparative impacts from changes in the estimated profitability of the business, including those resulting from annual reviews and updates of assumptions.

Asset Management. Results for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases for both periods include higher asset management fees, reflecting growth in assets under management, net of expenses, and improved contributions from the segment’s performance-based incentive fees. Results for the current quarter reflect lower contributions from strategic investing activities primarily due to less favorable market appreciation on certain real estate-related investments, while the results for the first nine months of 2013 benefited from improved strategic investing activities as the prior year reflected a charge for an impairment of a real estate-related investment.

Individual Life. Results for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases for both periods reflect earnings from the in force business acquired from The Hartford in January 2013 and a favorable comparative impact from our annual reviews and updates of assumptions. In addition, the nine month comparison reflects improved mortality experience.

Group Insurance. Results for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases for both periods include more favorable impacts resulting from annual reviews and updates of assumptions. Excluding these impacts, results for the third quarter of 2013 decreased in comparison to the prior year period, reflecting declines in net investment spread income and higher operating expenses, which more than offset favorable comparative underwriting results in our group life business. Results for the first nine months of 2013 increased in comparison to the prior year period, reflecting more favorable underwriting results in both our group life and group disability businesses, partially offset by higher operating expenses.

International Insurance. Results for the third quarter of 2013 were essentially unchanged from the prior year period as the benefits of business growth, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison businesses, and other items were offset by the impact from our annual reviews and updates of assumptions and the absence of a gain in the year ago quarter from the partial sale of our investment in China Pacific Group. Results for the first nine months of 2013 increased in comparison to the prior year period reflecting business growth, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison businesses, favorable results from non-coupon investments and more favorable foreign currency exchange rates, including the impact of our currency hedging programs, partly offset by the impact from our annual reviews and updates of assumptions.

Corporate and Other operations. Results for the third quarter of 2013 improved compared to the prior year period primarily driven by lower levels of charges in other corporate activities, including the impact of our annual reviews and updates of assumptions on certain reserves. Results for the first nine months compared to the prior year period reflect an increased loss primarily driven by greater interest expense including the impact of debt prefunding activities.

Closed Block Business. Income from continuing operations before income taxes for the third quarter and first nine months of 2013 increased in comparison to the prior year periods reflecting an increase in net realized investment gains, largely offset by a corresponding increase in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Financial Services Businesses:
Revenues	$9,748	$11,640	$26,994	$34,246
Benefits and expenses	8,274	12,639	27,854	33,067

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,474	(999)	(860)	1,179
Income tax expense (benefit)	485	(353)	(624)	558

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	989	(646)	(236)	621
Equity in earnings of operating joint ventures, net of taxes	3	45	57	58

Income (loss) from continuing operations for Financial Services Businesses	992	(601)	(179)	679
Income (loss) from discontinued operations, net of taxes	8	(1)	11	14

Net income (loss)—Financial Services Businesses	1,000	(602)	(168)	693
Less: Income attributable to noncontrolling interests	19	25	96	51

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$981	$(627)	$(264)	$642

Closed Block Business:
Revenues	$1,595	$1,504	$4,578	$4,657
Benefits and expenses	1,510	1,435	4,470	4,560

Income (loss) from continuing operations before income taxes for Closed Block Business	85	69	108	97
Income tax expense	24	25	29	36

Income (loss) from continuing operations for Closed Block Business	61	44	79	61
Income (loss) from discontinued operations, net of taxes	0	(1)	0	(2)

Net income (loss)—Closed Block Business	61	43	79	59
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$61	$43	$79	$59

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$1,042	$(584)	$(185)	$701

Results of Operations—Financial Services Businesses

2013 to 2012 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $1,593 million, from a loss of $601 million in the third quarter of 2012 to income of $992 million in the third quarter of 2013. Results for the current quarter compared to the year ago quarter reflect the following:

•

Higher net pre-tax earnings of $1,563 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the strengthening of the Japanese yen during the current quarter (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

A $1,350 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This includes the absence of a $698 million net charge in the year ago quarter associated with long-term care products, which are included in Divested Businesses, but excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations for Financial Services Businesses by Segment” and “—Divested Businesses” for additional information);

•

More favorable results of $216 million, on a pre-tax basis, associated with our Capital Protection Framework, driven by an increase in interest rates, reflecting our decision to manage interest rate risk through this framework (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•

$209 million higher net pre-tax realized gains (losses), excluding the impact of the variable annuity hedging described below, primarily reflecting trading gains on fixed maturities (see “—Realized Investment Gains and Losses” for additional information).

Partially offsetting these increases in income from continuing operations were the following items:

•

A $1,123 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, including the impacts from our annual reviews and updates of assumptions performed in the third quarter (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information); and

•	An $838 million increase in income tax expense reflecting the increase in pre-tax income from continuing operations.

In addition to the items above, several of our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, and contributions from our recent acquisition of the Hartford Life Business (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

2013 to 2012 Nine Month Comparison. Income from continuing operations for the Financial Services Businesses decreased $858 million, from income of $679 million in the first nine months of 2012 to a loss of $179 million in the first nine months of 2013. Results for the current period compared to the year ago reflect the following:

•

A $2,811 million unfavorable variance, before income taxes, reflecting the net impact from market value changes on our embedded derivatives and related hedge positions associated with certain variable annuities, including the impacts from our annual reviews and updates of assumptions performed in the third quarter;

•

Lower net pre-tax earnings of $2,568 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen; and

•

$755 million lower net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to increased interest rates as well as foreign currency exchange rate movements primarily driven by the weakening of the Japanese yen, partially offset by higher trading gains on fixed maturities.

Partially offsetting these decreases in income from continuing operations were the following items:

•

More favorable results of $1,666 million, on a pre-tax basis, associated with our Capital Protection Framework, driven by an increase in interest rates, reflecting our decision to manage interest rate risk through this framework;

•

A $1,415 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This includes the absence of a $698 million net charge in the year ago period associated with long-term care products, which are included in Divested Businesses, but excludes the impact associated with the variable annuity hedging program discussed above; and

•

A $1,182 million decrease in income tax expense reflecting a decrease in pre-tax income from continuing operations as well as the impact from a tax limitation applied to the 2013 period, partly offset by the effect of a “double tax” recognized for U.S. GAAP purposes (see “—Income Taxes” for additional information).

In addition to the items above, our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, contributions from our recent acquisition of the Hartford Life Business, and higher income from alternative investments (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

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

Account Values. For our Individual Annuity and Retirement businesses, assets are reported at account value, which do not correspond to U.S. GAAP assets. Net sales (redemptions) in our Individual Annuity business and net additions (withdrawals) in our Retirement business do not correspond to revenues under U.S. GAAP, but are used as relevant measures of business activity.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition costs (“DAC”) and other costs, including deferred sales inducements and value of business acquired;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts.

We regularly evaluate and adjust the balances for DAC and other costs for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on amortization rates. Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in evaluating these balances. For the review performed during the third quarter of 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return as of September 30, 2013. The use of a mean reversion approach is a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable and fixed annuities that provide our customers with tax–deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products and the eventual payment of benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differs depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our optional guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in pricing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design elements. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Living Benefits Hedging Program Results.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$141,474	$124,094	$135,342	$113,535
Sales	2,404	5,926	9,081	16,243
Surrenders and withdrawals	(1,864)	(1,614)	(5,617)	(4,993)

Net sales	540	4,312	3,464	11,250
Benefit payments	(393)	(351)	(1,196)	(1,069)

Net flows	147	3,961	2,268	10,181
Change in market value, interest credited and other activity	6,570	5,342	12,125	10,940
Policy charges	(813)	(692)	(2,357)	(1,951)

Ending total account value(2)	$147,378	$132,705	$147,378	$132,705

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $143.7 billion and $128.9 billion as of September 30, 2013 and 2012, respectively. Fixed annuity account values were $3.7 billion and $3.8 billion as of September 30, 2013 and 2012, respectively.
(2)	As of September 30, 2013, includes variable annuity account values of $86 billion, or 60%, invested in equity portfolios, $44 billion, or 30%, invested in bond portfolios, $7 billion, or 5%, invested in market value adjusted or fixed-rate accounts and $7 billion, or 5%, invested in money market funds.

As shown above, our account values are significantly impacted by net sales and the impact of market performance on customer accounts. The increases in account values as of September 30, 2013 compared to the prior periods were largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation in 2013. Positive net sales also contributed to account value growth, but to a lesser extent in the current year periods, as results for the three and nine months ended September 30, 2013 compared to the prior year periods reflected declines in sales coupled with increases in surrenders and withdrawals. The declines in sales for both periods primarily reflect the impacts of actions we have taken to implement variable annuity product modifications for new sales to scale back benefits, increase pricing, and reduce commissions, and the closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. The increases in surrenders and withdrawals were primarily driven by the higher overall level of account values. In addition to these impacts, policy charges increased for the three and nine months ended September 30, 2013 compared to the prior year periods, primarily reflecting higher average account values.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,120	$1,018	$3,307	$2,944
Benefits and expenses	299	811	1,714	2,209

Adjusted operating income	821	207	1,593	735
Realized investment gains (losses), net, and related adjustments	(2,742)	(1,491)	(4,991)	(1,101)
Related charges	740	682	1,494	550

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,181)	$(602)	$(1,904)	$184

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $614 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $115 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a $451 million net benefit in the third quarter of 2013, and a $48 million net charge in the third quarter of 2012. The $451 million net benefit in third quarter of 2013 included a $301 million net benefit resulting from an annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The $48 million net charge in the third quarter of 2012 included a $106 million net charge resulting from the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. This net charge was partially offset by the impact of positive market performance on customer accounts relative to our assumptions.

Nine Month Comparison. Adjusted operating income increased $858 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $294 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in net benefits of $588 million and $24 million in the first nine months of 2013 and 2012, respectively. The $588 million net benefit in the first nine months of 2013 included a $301 million net benefit resulting from an annual review and update of assumptions and other refinements, as discussed above. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The $24 million net benefit in the first nine months of 2012 primarily reflected the impact of positive market performance on customer accounts relative to our assumptions, which more than offset a $106 million net charge from the annual review and update of assumptions and other refinements, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $102 million, primarily driven by a $128 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $28 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts, driven by an automatic rebalancing element in some of our optional living benefit features. For additional information on the automatic rebalancing element, also referred to as an asset transfer feature, see “—Variable Annuity Risks and Risk Mitigants” below.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $512 million. Absent the $499 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses decreased $13 million. Interest credited to policyholders’ account balances declined $14 million driven by lower average account values in the general account, as discussed above. The amortization of DAC decreased $10 million, primarily due to lower amortization rates driven by the impacts of the annual review and update of assumptions and other refinements on the amortization rate applied to current period gross profits. Partially offsetting these decreases was a $12 million increase in general and administrative expenses, net of capitalization, driven by higher asset-based commissions and asset management costs due to account value growth.

Nine Month Comparison. Revenues increased $363 million, primarily driven by a $421 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $59 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts, driven by an automatic rebalancing element in some of our optional living benefit features.

Benefits and expenses decreased $495 million. Absent the $564 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $69 million. General and administrative expenses, net of capitalization, increased $69 million, driven by higher asset-based commissions and asset management costs due to account value growth. The amortization of DAC increased $20 million, primarily driven by higher gross profits related to increased fee income, which more than offset the impacts of lower amortization rates, as discussed above. These increases were partially offset by a $33 million decline in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

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

We use our living benefits hedging program to manage the risk associated with certain of our optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through our hedge program, we enter into derivative positions that seek to replicate the net change in our hedge target, discussed further below. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding this program see “—Variable Annuities Living Benefits Hedging Program Results” below.

For our optional living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments based on a “highest daily” contract value. Late in the first quarter of 2013, we launched the Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

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

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits less any partial withdrawals. For certain products, we offer an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing element because the contractholder also selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these lives.

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	September 30, 2013		December 31, 2012		September 30, 2012
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$100,418	70%	$89,167	68%	$85,710	67%
Hedging program only	11,914	8%	11,744	9%	11,898	9%
Automatic rebalancing only	2,365	2%	2,787	2%	2,962	2%
Neither risk mitigant	3,921	3%	3,556	3%	3,631	3%

Total optional living benefit/GMDB features	$118,618		$107,254		$104,201

GMDB features only(3):
Neither risk mitigant	25,079	17%	24,354	18%	24,748	19%

Total variable annuity account value	$143,697		$131,608		$128,949

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of September 30, 2013 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, which include an automatic rebalancing element and are also included in our living benefits hedging program.

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

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedge program to manage the risk associated with certain of these guarantees. Our hedge program utilizes an internally-defined hedge target. We review our hedge target and hedge program on an ongoing basis, and may periodically adjust them based on our evaluation of the risks associated with the guarantees and other factors. Based on our review in the third quarter of 2013, we adjusted our hedge target so that, as currently defined, it includes the following modifications to the assumptions used in the U.S. GAAP valuation:

•	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•	The assumptions used in the projection of customer account values and living benefit costs are adjusted to reflect assumed return and volatility expectations for the underlying investments.

•	Actuarial assumptions are adjusted to remove risk margins and reflect our best estimates.

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

	As of September 30, 2013	As of December 31, 2012
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$2.0	$3.3
Less: NPR Adjustment	(3.5)	(4.8)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	5.5	8.1
Less: Portion of embedded derivative liability, excluding NPR, excluded from hedge target liability	4.3	2.3

Hedge target liability	$1.2	$5.8

We seek to replicate the changes in our hedge target by entering into a range of exchange-traded, cleared and over the counter equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to, interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures. The following table sets forth the market and notional values of these instruments as of the periods indicated.

	As of September 30, 2013				As of December 31, 2012
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.6	$0.0	$0.0	$0.0	$6.5	$(0.2)	$0.0	$0.0
Swaps	10.5	(0.1)	61.0	(1.4)	5.5	(0.1)	54.1	3.0
Options	8.0	0.4	24.9	0.2	10.7	0.5	25.3	0.8

Total	$19.1	$0.3	$85.9	$(1.2)	$22.7	$0.2	$79.4	$3.8

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors such as updates to actuarial assumptions which are not hedged, the market value of the hedge portfolio compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held as part of the hedging program, we have cash and other invested assets available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “—Liquidity and Capital Resources—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than changes related to actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value changes, we make certain assumptions about how each underlying fund will perform. We map contractholder funds to indices that we believe are comparable, are readily tradable and have active derivative markets. The difference between the modeled fund performance and actual fund performance results in basis differences that can be either positive or negative.

•

Rebalancing Costs and Volatility—We incur costs associated with rebalancing hedge positions for basis differences between the hedge positions and the hedge target. Our hedge program is also subject to the impact of realized market volatility in excess of, or lower than, our hedge target volatility assumptions.

•

Liability Basis—We make assumptions about expected changes in the hedge target related to contractholder behavior, which are not hedged, and capital markets impacts, which we attempt to replicate with our hedge program. The difference between the actual change in the hedge target and the expected changes we have modeled results in basis differences, which can be either positive or negative.

The net impact of both the change in the fair value of the embedded derivative associated with our living benefit features and the change in the fair value of the related hedge positions is included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges,” both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative and related hedge positions, as well as the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
	(2)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(1,370)	$(1,386)	$(6,906)	$(1,475)
Change in value of hedge target(3)	1,590	1,724	6,663	1,910

Net hedging impact(3)(4)	220	338	(243)	435

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$220	$338	$(243)	$435
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)(5)	108	(169)	465	(642)
Change in the NPR adjustment(3)	(928)	(1,616)	(3,012)	(887)

Subtotal	(600)	(1,447)	(2,790)	(1,094)

Related benefit to amortization of DAC and other costs(3)	194	677	946	574

Net impact of assumption updates and other refinements(6)	(1,533)	(46)	(1,533)	(46)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(4)	$(1,939)	$(816)	$(3,377)	$(566)

(1)	Prior periods have been reclassified to conform to current period presentation.
(2)	Positive amount represents income; negative amount represents a loss.

(3)	Excludes the impacts of assumption updates and other refinements.
(4)	Excludes $226 million and $139 million for the three months ended September 30, 2013 and 2012, respectively, and $1,135 million and $(155) million for the nine months ended September 30, 2013 and 2012, respectively representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(5)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(6)	Represents the total U.S. GAAP impact of assumption updates and other refinements on our hedge target, net of related changes in the NPR adjustment, related changes in amounts attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, and related amortization of DAC and other costs.

The net hedging benefit of $220 million for the three months ended September 30, 2013 was primarily driven by fund outperformance relative to indices and favorable liability basis. The net hedging charge of $243 million for the nine months ended September 30, 2013 was primarily driven by fund underperformance relative to indices and realized volatility, partially offset by favorable liability basis. The net hedging benefits of $338 million and $435 million for the three and nine months ended September 30, 2012, respectively, were primarily driven by fund outperformance relative to indices and favorable liability basis. Each of these items resulted in partial offsets included in the related benefit to the amortization of DAC and other costs in all periods.

The net charges from the change in the NPR adjustment of $928 million and $3,012 million for the three and nine months ended September 30, 2013, respectively, were driven by net decreases in the base embedded derivative liability before NPR, primarily reflecting the impact of favorable capital markets conditions. The net charges from the change in the NPR adjustment of $1,616 million and $887 million for the three and nine months ended September 30, 2012, respectively, were driven by the tightening of our NPR credit spreads. Each of these items resulted in partial offsets included in the related benefit to the amortization of DAC and other costs in all periods.

The net charges from the impact of assumption updates and other refinements of $1,533 million for both the three and nine months ended September 30, 2013 were primarily driven by modifications to our lapse rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. These updates increased expected claims significantly more than expected fees, which increased our net liability. The net charges from the impact of assumption updates and other refinements of $46 million for both the three and nine months ended September 30, 2012 were primarily driven by modifications to our lapse, mortality and utilization rate assumptions to reflect our review of emerging experience, future expectations and other data.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,525	$1,162	$4,382	$3,511
Benefits and expenses	1,288	1,052	3,638	3,098

Adjusted operating income	237	110	744	413
Realized investment gains (losses), net, and related adjustments	(208)	(65)	(567)	(66)
Related charges	(2)	1	(1)	1
Investment gains on trading account assets supporting insurance liabilities, net	51	268	(615)	436
Change in experience-rated contractholder liabilities due to asset value changes	(21)	(258)	597	(380)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$57	$56	$158	$404

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $127 million. Excluding the impact of changes in the estimated profitability of the business and certain other items discussed below, adjusted operating income increased $89 million primarily driven by higher net investment spread results, higher asset-based fee income and a more favorable reserve impact from case experience. The increase in net investment spread results primarily reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as higher income from non-coupon investments. Higher asset-based fee income was driven by increases in full service account values primarily from market appreciation, as well as net additions of investment-only stable value account values. The more favorable reserve impact from case experience reflects favorable mortality experience on several large structured settlement cases and the significant pension risk transfer contracts. These increases were partially offset by higher general and administrative expenses, net of capitalization, driven primarily by higher compensation costs.

The impact of changes in our estimated profitability of the business includes adjustments to the amortization of DAC, value of business acquired (“VOBA”) and reserves for our products. These changes resulted in net charges of $4 million and $13 million for the third quarter of 2013 and 2012, respectively, primarily related to our annual review and update of assumptions. The net charge in the third quarter of 2013 was driven by less favorable expected mortality assumptions, partially offset by improved net cash flow and net spread assumptions, while the net charge in the third quarter of 2012 was primarily driven by a reduction to the long-term interest and equity rate of return assumptions. Additionally, results for the third quarter of 2012 reflect a $29 million charge for the write off of an intangible asset on a business we acquired in 2008.

Nine Month Comparison. Adjusted operating income increased $331 million. Excluding the impact of changes in the estimated profitability of the business and certain other items discussed below, adjusted operating income increased $286 million reflecting higher net investment spread results and a more favorable reserve impact from case experience, as well as higher asset-based fee income. The increase in net investment spread results primarily reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions, discussed above, and higher income from non-coupon investments. The more favorable reserve impact from case experience reflects the impact of favorable mortality related to these pension risk transfer contracts, partially resulting from a change in benefit administration. Higher asset-based fee income was driven by net additions of investment-only stable value account values and increases in full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, driven by higher compensation costs and strategic initiatives. In addition, full service net investment spread results were lower, driven by lower portfolio yields, partially offset by lower crediting rates driven by rate resets in the third quarter of 2012 and the first and third quarters of 2013.

The impact of changes in our estimated profitability of the business includes adjustments to the amortization of DAC, VOBA and reserves for our products. These changes resulted in net charges of $3 million and a net charge of $19 million for the first nine months of 2013 and 2012, respectively, primarily related to our annual review and update of assumptions. The net charge in the first nine months of 2013 was driven by less favorable expected mortality assumptions, partially offset by improved net cash flow and net spread assumptions, while the net charge in the first nine months of 2012 was primarily driven by a reduction to the long-term interest and equity rate of return assumptions. Additionally, results for the first nine months of 2012 reflect a $29 million charge for the write off of an intangible asset on a business we acquired in 2008.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $363 million. Net investment income increased $238 million reflecting higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Premiums increased $113 million reflecting a net increase in sales of single premium annuities and the impact of amortization of deferred profits on the significant pension risk transfer transactions. Policy charges and fee income, and asset management fees and other income increased $12 million, primarily from higher asset-based fees driven by increases in full service and investment-only stable value account values, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $236 million. Excluding the net decrease from the changes in our estimated profitability of the business and other items, as discussed above, which total $38 million, benefits and expenses increased $274 million. Policyholders’ benefits, including the change in policy reserves, increased $301 million, primarily driven by the pension risk transfer transactions discussed above, partially offset by a more favorable reserve impact from case experience. General and administrative expenses increased $22 million, driven by higher compensation costs and strategic initiatives. Partially offsetting the increases above was a $53 million decrease in interest credited to policyholders’ account balances primarily reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values.

Nine Month Comparison. Revenues increased $871 million. Net investment income increased $683 million driven primarily by higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Premiums increased $151 million reflecting a net increase related to the amortization of deferred profits on the significant pension risk transfer transactions and a net increase in sales of single premium annuities. Policy charges and fee income, and asset management fees and other income, increased $37 million, primarily from higher asset-based fees that were driven by increases in investment-only stable value account and full service account values, as discussed above.

Benefits and expenses increased $540 million. Excluding the net decrease from the changes in our estimated profitability of the business and other items, as discussed above, which total $45 million, benefits and expenses increased $585 million. Policyholders’ benefits, including the change in policy reserves, increased $664 million, primarily driven by the pension risk transfer transactions discussed above, partially offset by a more favorable reserve impact from case experience, partially resulting from a change in benefit administration. General and administrative expenses, net of capitalization, increased $49 million, driven by higher compensation and strategic initiatives. Partially offsetting the increase above was a $136 million decrease in interest credited to policyholders’ account balances reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Full Service(1):
Beginning total account value	$157,738	$142,405	$148,405	$139,430
Deposits and sales	5,455	3,478	14,831	12,487
Withdrawals and benefits	(4,627)	(4,063)	(12,925)	(14,837)
Change in market value, interest credited and interest income and other activity(2)	6,798	5,114	15,053	9,854

Ending total account value	$165,364	$146,934	$165,364	$146,934

Net additions (withdrawals)	$828	$(585)	$1,906	$(2,350)

Institutional Investment Products(3):
Beginning total account value	$144,101	$102,443	$141,435	$90,089
Additions	5,034	2,957	13,239	15,813
Withdrawals and benefits(4)	(2,487)	(1,539)	(7,268)	(5,909)
Change in market value, interest credited and interest income	547	1,509	87	3,999
Other(4)	(95)	(724)	(393)	654

Ending total account value(5)(6)	$147,100	$104,646	$147,100	$104,646

Net additions(7)	$2,547	$1,418	$5,971	$9,904

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plans of $7.4 billion and $6.5 billion as of September 30, 2013 and 2012, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for the nine months ended September 30, 2012 representing the divestiture of bank deposits held by Prudential Bank & Trust, FSB, as a result of our decision to limit its operations to trust services.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s defined benefit plan of $5.5 billion and $6.1 billion as of September 30, 2013 and 2012, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion and $1.5 billion as of September 30, 2013 and 2012, respectively related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY). For additional information, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

(4)	Withdrawals and benefits includes ($7) million and ($17) million for the three and nine months ended September 30, 2013, respectively, and ($9) million and ($902) million for the three and nine months ended September 30, 2012, respectively, representing transfers from accounts we manage to externally-managed accounts. These transfers are offset in Other, as there is no net impact on ending account values for these transfers.
(5)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $70.0 billion and $55.9 billion as of September 30, 2013 and 2012, respectively.
(6)	Ending total account value for the institutional investment products business includes $32.2 billion as of September 30, 2013 related to significant pension risk transfer transactions that closed in the fourth quarter of 2012. These account values will decline over time resulting from benefit payments to contract holders.
(7)	Net additions for the institutional investment products business include investment-only stable value account value net additions of $3.8 billion and $10.1 billion for the three and nine months ended September 30, 2013, respectively, and $2.0 billion and $12.9 billion for the three and nine months ended September 30, 2012, respectively.

The increase in full service account values as of September 30, 2013 compared to September 30, 2012 primarily reflects the impact of equity market appreciation on the market value of customer funds. The increase in net additions (withdrawals) for the three months ended September 30, 2013 compared to the prior year period was primarily due to higher large plan sales. The increase in net additions (withdrawals) for the nine months ended September 30, 2013 compared to the prior year period is primarily driven by a lower volume of large plan lapses and a higher volume of large plan sales.

The increase in institutional investment products account values as of September 30, 2013 compared to September 30, 2012 is primarily driven by significant pension risk transfer transactions in the fourth quarter of 2012 and net additions of our fee-based investment-only stable value product. The increase in net additions for the three months ended September 30, 2013 compared to the prior year period was primarily due to increases in investment-only stable value sales. The decrease in net additions for the nine months ended September 30, 2013 compared to the prior year period was primarily due to decreases in investment-only stable value sales and an increase in benefit payments driven by the significant pension risk transfer transactions, discussed above.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$682	$641	$2,007	$1,687
Expenses	482	452	1,460	1,314

Adjusted operating income	200	189	547	373
Realized investment gains (losses), net, and related adjustments	10	(13)	(2)	(18)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	17	21	81	41

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$227	$197	$626	$396

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $11 million. The increase reflects higher asset management fees, driven by higher average asset values due to positive net flows and market appreciation since the third quarter of 2012. Also contributing to the increase were higher performance-based incentive fees, driven by outperformance within public equity accounts in 2013. These increases were partially offset by higher compensation costs and lower strategic investing results, primarily reflecting less favorable market appreciation on certain real estate-related investments.

Nine Month Comparison. Adjusted operating income increased $174 million. The increase reflects higher asset management fees, driven by higher average asset values due to positive net flows and market appreciation since the third quarter of 2012. Also contributing to the increase were improved strategic investing results, as the prior year period included a $75 million impairment of a real estate-related investment, as well as higher performance-based incentive fees, net of direct expenses, driven by outperformance within public equity accounts in 2013. These increases were partially offset by higher compensation costs.

Revenues and Expenses

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$210	$194	$620	$574
Retail customers(1)	161	132	460	377
General account	101	98	310	283

Total asset management fees	472	424	1,390	1,234

Incentive fees(2)	40	25	73	25
Transaction fees	5	8	19	29
Strategic investing	15	32	28	(46)
Commercial mortgage(3)	24	48	89	110

Other related revenues(4)	84	113	209	118

Service, distribution and other revenues(5)	126	104	408	335

Total revenues	$682	$641	$2,007	$1,687

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	A portion of incentive fee revenue is offset in compensation expense in accordance with the terms of contractual agreements. Certain fees continue to be subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. As of September 30, 2013, $110 million of cumulative incentive fee revenue, net of compensation, is subject to future adjustment.
(3)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(4)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(5)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $17 million for the three months ended September 30, 2013 and 2012, respectively, and $55 million and $49 million for the nine months ended September 30, 2013 and 2012, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $41 million. Asset management fees increased $48 million, driven by higher average asset values due to positive net flows and market appreciation since the third quarter of 2012. Service, distribution and other revenues increased $22 million, primarily due to higher servicing fee income from our commercial mortgage business.

Performance-based incentive fee revenues increased $15 million, primarily driven by outperformance within public equity accounts in 2013. Commercial mortgage revenues decreased $24 million, driven by lower production and profitability levels and lower investment gains due to the disposition of real estate owned assets in 2012. Strategic investing results decreased $17 million, primarily due to lower appreciation in certain real estate-related investments in 2013.

Expenses, as shown in the table above under “—Operating Results,” increased $30 million, primarily driven by higher compensation costs.

Nine Month Comparison. Revenues, as shown in the table above, increased $320 million. Asset management fees increased $156 million, driven by higher average asset values due to positive net flows and market appreciation since the third quarter of 2012. Strategic investing revenues increased $74 million, as the prior year period included a $75 million impairment of a real estate-related investment, partially offset by higher co-investment results in certain real estate investments in the prior year period. Service, distribution and other revenues increased $73 million, which includes higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds, as well as higher servicing fee income from our commercial mortgage business. Performance-based incentive fee revenues increased $48 million, driven by outperformance within public equity accounts in 2013. Commercial mortgage revenues decreased $21 million, driven by lower production and profitability levels and lower investment gains due to the disposition of real estate owned assets in 2012. Transaction fees decreased $10 million, due to declining acquisition and disposition volumes in certain real estate portfolios.

Expenses increased $146 million, primarily driven by higher compensation costs, and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following tables set forth assets under management by asset class and source as of the dates indicated.

	September 30, 2013	December 31, 2012	September 30, 2012
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$60.3	$51.7	$51.5
Fixed income	236.0	230.8	221.0
Real estate	34.0	31.2	30.6

Institutional customers(1)(2)	330.3	313.7	303.1

Retail customers:
Equity	107.6	86.6	86.3
Fixed income	49.3	50.3	46.2
Real estate	2.2	1.8	1.4

Retail customers(3)	159.1	138.7	133.9

General account:
Equity	8.3	9.4	9.0
Fixed income	349.2	363.7	330.3
Real estate	1.2	1.5	1.4

General account	358.7	374.6	340.7

Total assets under management	$848.1	$827.0	$777.7

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	As of September 30, 2013, December 31, 2012 and September 30, 2012, includes $37.8 billion, $37.2 billion and $34.8 billion, respectively, of assets under management related to investment-only stable value products.

(3)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30, 2013
	2013	2012	2013	2012
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$319.1	$289.2	$313.7	$271.8	$303.1
Net additions (withdrawals), excluding money market activity:
Third party(1)	4.1	3.4	14.1	8.8	22.5
Affiliated(2)	(0.1)	0.3	(0.1)	(1.2)	(0.4)

Total	4.0	3.7	14.0	7.6	22.1
Market appreciation	7.0	10.2	3.2	23.3	6.2
Other increases (decreases)(4)	0.2	0.0	(0.6)	0.4	(1.1)

Ending Assets Under Management	$330.3	$303.1	$330.3	$303.1	$330.3

Retail Customers:
Beginning Assets Under Management	$152.4	$131.7	$138.7	$119.3	$133.9
Net additions (withdrawals), excluding money market activity:
Third party	(1.4)	2.5	2.9	9.4	6.3
Affiliated	(2.2)	(6.2)	1.2	(8.2)	3.2

Total	(3.6)	(3.7)	4.1	1.2	9.5
Market appreciation	10.0	6.1	16.7	13.1	17.0
Other increases (decreases)(4)	0.3	(0.2)	(0.4)	0.3	(1.3)

Ending Assets Under Management	$159.1	$133.9	$159.1	$133.9	$159.1

General Account:
Beginning Assets Under Management	$354.5	$331.4	$374.6	$326.7	$340.7
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated(3)	0.7	2.1	6.3	3.0	40.9

Total	0.7	2.1	6.3	3.0	40.9
Market appreciation	1.9	6.3	(3.8)	14.0	(2.6)
Other increases (decreases)(4)	1.6	0.9	(18.4)	(3.0)	(20.3)

Ending Assets Under Management	$358.7	$340.7	$358.7	$340.7	$358.7

(1)	Includes net additions into fixed income accounts related to investment-only stable value products of $0.2 billion and $0.6 billion for the three months ended September 30, 2013 and 2012, respectively, $1.1 billion and $4.1 billion for the nine months ended September 30, 2013 and 2012, respectively, and $3.4 billion for the twelve months ended September 30, 2013.
(2)	Includes $1.0 billion from the acquisition of the Hartford Life Business for the nine and twelve months ended September 30, 2013.
(3)	Includes $7.9 billion for the nine and twelve months ended September 30, 2013 from the acquisition of the Hartford Life Business on January 2, 2013, and $31.0 billion for the twelve months ended September 30, 2013 from two significant pension risk transfer transactions in the Retirement segment that occurred in 2012.
(4)	Includes the effect of foreign exchange rate changes, net money market activity, and transfers (to)/from the Retirement segment as a result of changes in the client contract form.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2013	2012
	(in millions)
Co-Investments:
Real estate	$377	$462
Fixed income	88	25
Seed Investments:
Real estate	31	31
Public equity	160	225
Fixed income	172	213
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	0
Real estate secured by fund assets	0	0

Total	$828	$956

The $128 million decrease in strategic investments was primarily driven by returns of capital on real estate co-investments and public equity seed investments. In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintain an interim loan portfolio. See “—General Account Investments—Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans” below for additional details.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,041	$948	$3,408	$2,527
Benefits and expenses	893	836	2,982	2,242

Adjusted operating income	148	112	426	285
Realized investment gains (losses), net, and related adjustments	(122)	13	(566)	36
Related charges	68	0	217	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$94	$125	$77	$321

On January 2, 2013, we acquired the Hartford Life Business through a reinsurance transaction. We expect total pre-tax integration costs of approximately $125 million to be incurred through 2015, including approximately $50 million during 2013, of which $43 million was incurred during the first nine months of 2013. After integration is complete, we expect annual cost savings of approximately $90 million to be achieved by

2015 and, as of September 30, 2013, we have achieved approximately 65% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $36 million, including $24 million of integration costs in the current quarter associated with the Hartford Life acquisition. The increase in adjusted operating income primarily reflects changes in our estimated profitability of the business resulting from our annual reviews and updates of assumptions, which resulted in a $27 million net benefit in the current quarter compared to a $27 million net charge in the year ago quarter. The $27 million net benefit in the current quarter primarily reflects a favorable mortality assumption update while the $27 million net charge in the year ago quarter primarily reflected reductions to the long-term interest rate and equity return assumptions.

Excluding the effect of the items discussed above, adjusted operating income increased $6 million reflecting an earnings benefit of approximately $32 million from the Hartford Life acquired in force business, largely offset by higher distribution costs reflecting expanded third party distribution and increased sales as well as lower net investment spread results reflecting lower reinvestment rates.

Nine Month Comparison. Adjusted operating income increased $141 million. Excluding integration costs and the impact from the annual reviews and updates of assumptions discussed above, adjusted operating income increased $130 million. This increase was driven by approximately $106 million of earnings from the acquired in force business and a favorable $85 million mortality variance. Mortality experience, net of reinsurance, was favorable relative to expected levels in the current year period, compared to unfavorable in the year ago period. These favorable items were partially offset by higher distribution costs reflecting expanded third party distribution and increased sales, higher compensation expenses, and lower net investment spread results driven by lower reinvestment rates partly mitigated by higher income from non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $93 million. Excluding the impact of our annual reviews and updates of assumptions, as discussed above, revenues increased $359 million. Policy charges and fees and asset management fees and other income increased $253 million reflecting growth in our universal life block of business, including the impact from the acquisition of the Hartford Life Business, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $92 million driven by business growth, including the impact of higher asset balances from the acquisition of the Hartford Life Business, partially offset by the impact of lower reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $57 million. Excluding the impact of our annual reviews and updates of assumptions, as discussed above, benefits and expenses increased $377 million. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $276 million primarily reflecting business growth in our universal life block of business, including the impact of insurance liabilities acquired from the Hartford Life Business. General and administrative expenses, net of capitalization, increased $82 million primarily driven by Hartford Life Business operating expenses and higher distribution costs supporting business growth, as well as integration costs in the current quarter.

Nine Month Comparison. Revenues increased $881 million. Excluding the impact from our annual reviews and updates of assumptions, as discussed above, revenues increased $1,147 million. Policy charges and fees and asset management fees and other income increased $828 million primarily driven by business growth, particularly from our universal life block of business, including the impact from the acquisition of the Hartford Life Business, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $266 million reflecting business growth, including the impact of higher asset balances from the acquired Hartford Life Business, and greater contributions from non-coupon investments, partially offset by the impact of lower reinvestment rates.

Benefits and expenses increased $740 million. Excluding the impact of our annual reviews and updates of assumptions, benefits and expenses increased $1,060 million. Insurance and annuity benefits, including interest credited to policyholders’ account balances, increased $689 million primarily due to growth of our universal life block of business, including the impact of insurance liabilities acquired from the Hartford Life Business, partly offset by more favorable mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $280 million primarily driven by Hartford Life Business operating expenses, higher distribution costs and higher compensation expenses, as well as integration costs in the current period.

Sales Results

Recent growth in annualized new business premiums has been driven by sales of universal life insurance products, most of which include secondary, or “no lapse”, guarantees. However, as a result of recent pricing and other actions taken, sales of these products have begun to decline from levels experienced earlier this year, and we expect further declines in the near future.

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$4	$5	$9	$3	$1	$4
Universal Life(1)	9	98	107	10	42	52
Term Life	9	40	49	9	33	42

Total	$22	$143	$165	$22	$76	$98

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$11	$14	$25	$10	$3	$13
Universal Life(1)	30	358	388	27	101	128
Term Life	31	121	152	29	98	127

Total	$72	$493	$565	$66	$202	$268

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 34% and 32% of Universal Life annualized new business premiums for the three months ended September 30, 2013 and 2012, respectively, and approximately 37% and 27% of Universal Life annualized new business premiums for the nine months ended September 30, 2013 and 2012, respectively.

Annualized new business premiums for the third quarter and first nine months of 2013 increased in comparison to the prior year periods. The increases in both periods are primarily driven by higher sales of universal life insurance products due to expanded distribution as a result of the acquisition of the Hartford Life Business, particularly through institutional channels, as well as a change in the competitive position of our products.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues	$1,342	$1,420	$4,143	$4,203
Benefits and expenses	1,274	1,385	4,044	4,175

Adjusted operating income	68	35	99	28
Realized investment gains (losses), net, and related adjustments	(4)	(2)	(8)	(8)
Related charges	(3)	0	(4)	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$61	$33	$87	$20

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $33 million, primarily driven by a greater benefit from the impacts of annual reviews and updates of assumptions and other refinements. Results for the third quarter of 2013 included a $45 million net benefit from these updates, primarily driven by the impact of favorable updates to actuarial assumptions used in calculating certain group life and group disability reserves, while the third quarter of 2012 included a $7 million net benefit from these updates. Excluding these impacts, adjusted operating income decreased $5 million, reflecting declines in net investment spread income, driven by lower portfolio yields, and higher general and administrative expenses driven by an increase in compensation costs and other costs to support business initiatives. Partially offsetting these decreases was more favorable underwriting results in our group life business driven by lower claim severity for non-retrospectively experience-rated contracts.

Nine Month Comparison. Adjusted operating income increased $71 million, primarily driven by a greater benefit from the impacts of annual reviews and updates of assumptions performed in the third quarter, as discussed above. Excluding these impacts, adjusted operating income increased $33 million, primarily driven by more favorable underwriting results in both our group life and group disability businesses. For our group life business, more favorable underwriting results were driven by lower claim severity for non-retrospectively experience-rated contracts, largely due to adverse claim severity that occurred in the first quarter of 2012. For our group disability business, more favorable underwriting results were driven by reduced claim incidence and higher claim resolutions for long-term contracts. Partially offsetting these increases were higher general and administrative expenses driven by higher compensation costs and other costs to support business initiatives, partly offset by reduced costs associated with updates to premium tax estimates and reduced litigation expenses.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $78 million. Excluding a decrease of $44 million resulting from the impacts of annual reviews and updates of assumptions discussed above, revenues decreased $34 million. The decrease primarily reflects $26 million lower premiums and policy charges and fee income, largely due to declines in our group life business driven by lapses.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $111 million. Excluding an $82 million decrease from the impacts of annual reviews and updates of assumptions discussed above, benefits and expenses decreased $29 million. Policyholders’ benefits, including the change in reserves, decreased $43 million, driven by declines in our group life business. These declines reflect a decrease from non-retrospectively experience-rated contracts driven by lower claim severity. Partially offsetting this decrease was a $13 million increase in general and administrative expenses, driven by higher compensation costs and other costs to support business initiatives.

Nine Month Comparison. Revenues decreased $60 million. Excluding a decrease of $44 million resulting from the impacts of annual reviews and updates of assumptions discussed above, revenues decreased $16 million. The decrease primarily reflects $18 million lower premiums and policy charges and fee income, largely due to declines in our group disability business. These declines were driven by our retrospectively-experience rated contracts, reflecting reduced claim incidence and higher claim resolutions for long-term contracts. Revenues for our group life business were relatively flat.

Benefits and expenses decreased $131 million. Excluding an $82 million decrease resulting from the impacts of annual reviews and updates of assumptions discussed above, benefits and expenses decreased $49 million. Policyholders’ benefits, including the change in reserves, decreased $75 million, driven by declines in both our group life and group disability businesses. The decline in our group life business reflects a decrease from non-retrospectively experience-rated contracts due to lower claim severity, which more than offset an increase from retrospectively experience-rated contracts, driven by unfavorable claim experience. The decline in our group disability business reflects reduced claim incidence and higher claim resolutions for long-term contracts. Partially offsetting the decrease in benefits and expenses was a $20 million increase in general and administrative expenses, reflecting higher compensation costs and other costs to support business initiatives, partly offset by a reduction in costs associated with updates to premium tax estimates and reduced litigation expenses.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Benefits ratio(1):
Group life	84.8%	90.7%	89.3%	91.5%
Group disability	91.9%	93.9%	93.2%	97.8%
Administrative operating expense ratio(2):
Group life	11.1%	9.2%	9.9%	9.4%
Group disability	25.9%	23.8%	26.1%	24.3%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

Three Month Comparison. The group life benefits ratio improved 5.9 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as lower claim severity. The group disability benefits ratio improved 2.0 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as reduced claim incidence and higher claim resolutions for long-term contracts. The group life administrative operating expense ratio deteriorated 1.9 percentage points reflecting higher compensation costs and other costs to support business initiatives. The group disability administrative operating expense ratio deteriorated 2.1 percentage points reflecting higher costs invested in our claims management process.

Nine Month Comparison. The group life benefits ratio improved 2.2 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as lower claim severity for non-retrospectively experience-rated contracts. The group disability benefits ratio improved

4.6 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as reduced claim incidence and higher claim resolutions for long-term contracts. The group life administrative operating expense ratio deteriorated 0.5 percentage points reflecting higher compensation costs and other costs to support business initiatives. The group disability administrative operating expense ratio deteriorated 1.8 percentage points reflecting higher costs invested in our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Annualized new business premiums(1):
Group life	$33	$18	$196	$253
Group disability	13	28	65	128

Total	$46	$46	$261	$381

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.

Annualized new business premiums for the third quarter of 2013 were flat compared to the prior year period, as increases for group life, primarily driven by one large sale, were offset by decreases for group disability, primarily driven by large market case sales in the third quarter of 2012. Annualized new business premiums for the first nine months of 2013 declined compared to the prior year period, primarily driven by a change in our pricing discipline for both group life and group disability products, which had an immediate impact on new sales.

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

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect our U.S. dollar-equivalent earnings from period to period, even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan and Korea. Separately, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings as well as the U.S. GAAP earnings impact from products denominated in non-local currencies, see “—Impact of foreign currency exchange rate movements on earnings.”

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. We implement this hedging strategy using a variety of instruments, including forward currency derivative contracts, as discussed above, as well as U.S. dollar-denominated assets and, to a lesser extent, “dual currency” and “synthetic dual currency” assets held locally in our Japanese insurance subsidiaries. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	September 30, 2013	December 31, 2012
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$3.0	$2.9
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
Available-for-sale U.S. dollar-denominated investments, at amortized cost	7.8	7.0
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.2	0.3
Other	0.1	0.1

U.S. dollar-denominated assets held in yen-based entities(2)	8.1	7.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.9	0.9

	9.8	9.1

Total hedges	$12.8	$12.0

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $28.1 billion and $26.8 billion as of September 30, 2013 and December 31, 2012, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-

yen denominated earnings that will be generated by non-yen denominated products and investments. As of September 30, 2013, we have hedged 100% of expected yen-based earnings for 2013 and 100%, 61%, and 16% of expected yen-based earnings for 2014, 2015, and 2016, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings, particularly 2015 and each year thereafter, will be impacted by yen exchange rate movements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$70	$(29)	$178	$(72)
Corporate and Other operations:
Impact of intercompany arrangement(1)	(70)	29	(178)	72
Settlement gains (losses) on forward currency contracts	72	(20)	175	(68)

Net benefit (detriment) to Corporate and Other operations	2	9	(3)	4

Net impact on consolidated revenues and adjusted operating income	$72	$(20)	$175	$(68)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of September 30, 2013 and December 31, 2012, the notional amounts of these forward currency contracts were $3.5 billion and $3.4 billion, respectively, of which $3.0 billion and $2.9 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three and nine months ended September 30, 2013, “Realized investment gains (losses), net, and related adjustments” includes net gains of $1,180 million and net losses of $2,758 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities and the remeasurement of certain related non-yen denominated assets.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement through earnings within our international insurance operations as of September 30, 2013 as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency based on balances as of September 30, 2013.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings through August 31, 2013 and Gibraltar Life’s current period assets and liabilities represent balances as of August 31, 2013.

	Balances subject to remeasurement, as of September 30, 2013			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.1	$20.2	$17.1	$(0.9)	$0.9
Australian dollar-denominated products	0.4	7.6	7.2	(0.4)	0.4
Euro-denominated products	0.1	0.3	0.2	(0.0)	0.0

Total	$3.6	$28.1	$24.5	$(1.3)	$1.3

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $28.1 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI. The tax impact may vary as discussed in “Income Taxes” below.
(2)	These pre-tax GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in unrealized gains in AOCI.
(3)	Excludes $6.3 billion of insurance liabilities for U.S. dollar-denominated products as of September 30, 2013 associated with Prudential of Japan. These liabilities are coinsured to our U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,173	$2,237	$6,774	$6,746
Gibraltar Life and Other operations	3,086	5,917	10,775	13,631

	5,259	8,154	17,549	20,377

Benefits and expenses:
Life Planner operations	1,749	1,844	5,560	5,597
Gibraltar Life and Other operations	2,732	5,528	9,484	12,723

	4,481	7,372	15,044	18,320

Adjusted operating income:
Life Planner operations	424	393	1,214	1,149
Gibraltar Life and Other operations	354	389	1,291	908

	778	782	2,505	2,057

Realized investment gains (losses), net, and related adjustments(1)	1,505	(483)	(2,799)	(443)
Related charges	(18)	(17)	(127)	(38)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	52	(4)	342	66
Change in experience-rated contractholder liabilities due to asset value changes	(52)	4	(342)	(66)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(61)	(64)	(61)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,266	$221	$(485)	$1,515

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

We have made significant progress integrating the acquired former Star and Edison businesses with Gibraltar Life and, as a result, have reduced our expected pre-tax integration costs from our original expectations by $100 million. We now anticipate incurring approximately $400 million of total pre-tax integration costs, of which $329 million has been incurred to date. After integration is complete, we continue to expect annual cost savings of approximately $250 million and, as of September 30, 2013, have achieved substantially all of the annual savings on a run rate basis.

In addition, on July 25, 2013, we signed an agreement with Dewan Housing Finance Corporation Limited under which they will become the new partner in our life insurance joint venture in India, subject to regulatory approval.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $31 million including a net favorable impact of $13 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both quarters benefited from a reduction in the amortization of deferred policy acquisition costs and lower reserves from our annual reviews and updates of assumptions used in estimating the profitability of our business, and other refinements. This resulted in a $19 million benefit in the current quarter primarily driven by lower lapse assumptions for variable and interest sensitive life insurance products, compared to a $20 million benefit in the year ago quarter.

Excluding the effect of the items discussed above, adjusted operating income of our Life Planner operations increased $19 million driven by the continued growth of business in force and strong persistency in our Japanese Life Planner operation, partly offset by lower contributions from net investment spreads as a result of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations decreased $35 million including a favorable impact of $11 million from currency fluctuations. The current quarter includes a $108 million charge from our annual review and update of assumptions used in estimating the profitability of our business, and other refinements. This charge is primarily reflective of an increase in reserves for guaranteed minimum income benefit features on certain annuity products previously sold by the former Star and Edison businesses, due to higher annuity election rates and lower assumed lapse rates. In addition, the decline in adjusted operating income reflects the absence of a $60 million gain that occurred in the year ago quarter from the partial sale of our investment in China Pacific Group, for which our remaining shares were sold in the first quarter of 2013. The current quarter benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $34 million in the year ago quarter compared to $8 million in the current quarter.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $96 million, primarily reflecting business growth, favorable results from non-coupon investments and more favorable mortality experience. In addition, cost savings resulting from Star and Edison integration synergies were $61 million in the current quarter, an increase of $20 million from the year ago quarter.

Nine Month Comparison. Adjusted operating income from Life Planner operations increased $65 million including a net favorable impact of $40 million from currency fluctuations. Excluding currency fluctuations and the impact from our annual reviews and updates of assumptions and other refinements, as discussed above, adjusted operating income increased $26 million. This increase primarily reflects growth of business in force driven by sales results and continued strong persistency, partly offset by the impact from lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $383 million including a favorable impact of $28 million from currency fluctuations. The current period benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $129 million in the year ago period compared to $17 million in the current period. Adjusted operating income for both periods reflects the impact from partial sales of our investment in China Pacific Group, which contributed a $66 million gain in the current period compared to a $60 million gain in the year ago period. The current period also includes a $108 million charge from our annual review and update of assumptions and other refinements, as discussed above.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $345 million, primarily reflecting favorable results from non-coupon investments, business growth, and $171 million of cost savings resulting from Star and Edison integration synergies, compared to $112 million in the year ago period. In addition, the current period benefited from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the appreciation of these currencies relative to the Japanese yen.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $64 million including a net unfavorable impact of $232 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $168 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $122 million driven by growth of business in force in our Japanese Life Planner operation. Net investment income increased $25 million driven by investment portfolio growth partly offset by the impact from reinvestment at lower yields.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $95 million including a net favorable impact of $245 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $150 million, primarily reflecting an increase in policyholder benefits, including changes in reserves, driven by the growth of business in force, particularly within our Japanese Life Planner operation.

Revenues from our Gibraltar Life and Other operations decreased $2,831 million including a net unfavorable impact of $470 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $2,361 million driven by a $2,327 million decline in premiums and policy charges and fee income, with a related decline in policyholder benefits, primarily reflecting reduced premiums from sales of yen-denominated single premium reduced death benefit whole life policies in the bank channel, as discussed further below. In addition, asset management fees and other income declined from the year ago quarter driven by the absence of a $60 million gain that occurred in the year ago quarter from the partial sale of our investment in China Pacific Group, as discussed above. Net investment income increased $61 million reflecting business growth and favorable results from non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $2,796 million including a net favorable impact of $481 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $2,315 million. Policyholder benefits, including changes in reserves, decreased $2,237 million primarily driven by lower sales of yen-denominated single premium reduced death benefit whole life policies, as discussed further below, partly offset by a reserve increase from our annual review and update of assumptions and other refinements, as discussed above. In addition, general and administrative expenses, net of capitalization, decreased driven by the benefit of lower integration costs and higher integration synergies relating to the acquisition of the Star and Edison Businesses, as discussed above.

Nine Month Comparison. Revenues from our Life Planner operations increased $28 million including a net unfavorable impact of $550 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $578 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $478 million driven by growth of business in force in our Japanese Life Planner operation. In addition, net investment income increased $104 million primarily reflecting investment portfolio growth, partly offset by the impact from lower reinvestment rates.

Benefits and expenses of our Life Planner operations decreased $37 million including a net favorable impact of $590 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $553 million primarily driven by a $426 million increase in policyholder benefits, including changes in reserves, reflecting growth of business in force. In addition, general and administrative expenses, net of capitalization, increased $59 million driven by distribution growth and technology expenditures as well as due to lower expenses in our Korean operations in the year ago period.

Revenues from our Gibraltar Life and Other operations decreased $2,856 million including an unfavorable impact of $1,289 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life decreased $1,567 million. This decrease is driven by a $1,706 million decrease in premiums and policy charges and fee income, with a related decline in policyholder benefits, primarily reflecting lower sales of yen-denominated single premium whole life products in the bank channel, as discussed further below, partly offset by increased premiums from growth in the Independent Agency and Life Consultant distribution channels. Net investment income increased $248 million primarily reflecting favorable results from non-coupon investments and investment portfolio growth.

Benefits and expenses of our Gibraltar Life and Other operations decreased $3,239 million including a net favorable impact of $1,317 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $1,922 million. Policyholder benefits, including changes in reserves, decreased $1,731 million primarily reflecting lower sales of yen-denominated single premium reduced death benefit whole life policies, as discussed further below, partly offset by a reserve increase from our annual review and update of assumptions and other refinements, as discussed above. In addition, general and administrative expenses, net of capitalization, decreased $285 million primarily driven by lower integration costs and higher integration synergies relating to the acquisition of the Star and Edison Businesses.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$237	$274	$837	$1,070
Gibraltar Life	407	680	1,364	1,911

Total	$644	$954	$2,201	$2,981

On a constant exchange rate basis:
Life Planner operations	$265	$271	$922	$1,064
Gibraltar Life	461	670	1,514	1,898

Total	$726	$941	$2,436	$2,962

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

Recent trends in annualized new business premiums have been impacted by sales of the yen-denominated single premium reduced death benefit whole life product sold through the bank distribution channel. We view the bank distribution channel as a supplement to our core Life Planner and Gibraltar Life Consultant distribution channels and will pursue it on an opportunistic basis with a focus on profitable growth. To maintain overall profitability targets in the current low yen interest rate environment, at the end of September 2013, we suspended sales of the yen-denominated single premium reduced death benefit whole life product sold through the bank distribution channel.

The tables below present annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2013					Three Months Ended September 30, 2012
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$139	$25	$90	$11	$265	$119	$21	$105	$26	$271
Gibraltar Life:
Life Consultants	106	25	29	42	202	110	30	30	33	203
Banks(2)	174	1	2	27	204	399	0	2	28	429
Independent Agency	20	8	18	9	55	17	7	10	4	38

Subtotal	300	34	49	78	461	526	37	42	65	670

Total	$439	$59	$139	$89	$726	$645	$58	$147	$91	$941

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 33% and 50%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2013, and 84% and 13%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $6 million driven by lower sales in Korea as a result of the discontinuance of a single premium immediate annuity product, partly offset by increased sales in Brazil. Sales in our Japanese Life Planner operation were relatively unchanged from the year ago quarter as increased sales of protection products were offset by lower sales of retirement income products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $209 million, reflecting lower sales in the bank channel. Bank channel sales declined $225 million as increased sales of recurring premium whole life products were more than offset by lower sales from our yen-denominated single premium reduced death benefit whole life product as a result of recent pricing changes and product modifications. As noted above, sales of this product were suspended at the end of September 2013.

	Nine Months Ended September 30, 2013					Nine Months Ended September 30, 2012
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$451	$85	$353	$33	$922	$357	$170	$477	$60	$1,064
Gibraltar Life:
Life Consultants	383	81	106	114	684	325	125	145	115	710
Banks(2)	568	2	6	73	649	743	36	10	91	880
Independent Agency	75	31	51	24	181	57	193	35	23	308

Subtotal	1,026	114	163	211	1,514	1,125	354	190	229	1,898

Total	$1,477	$199	$516	$244	$2,436	$1,482	$524	$667	$289	$2,962

(1)	Includes retirement income, endowment and savings variable universal life.
(2)

Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 44% and 42%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2013, and 67% and 23%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $142 million, including a $131 million decrease in Japan. The decline in Japan was driven by accelerated sales of U.S. dollar-denominated retirement income and cancer whole life products in the year ago period due to crediting rate and tax law changes, respectively. These items were partially offset by higher sales of yen-denominated retirement income and protection products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $384 million. Bank channel sales declined $231 million reflecting lower sales of our yen-denominated single premium reduced death benefit whole life product, as discussed above, partly offset by higher sales of recurring premium whole life products. Independent Agency and Life Consultant sales declined $127 million and $26 million, respectively, driven by accelerated sales of cancer whole life and U.S. dollar-denominated retirement income and whole life products in the year ago period due to tax law and crediting rate changes, respectively.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating results:
Capital debt interest expense	$(156)	$(176)	$(495)	$(519)
Operating debt interest expense, net of investment income	(37)	(12)	(116)	(38)
Pension and employee benefits	70	59	203	164
Other corporate activities(1)	(189)	(285)	(565)	(573)

Adjusted operating income	(312)	(414)	(973)	(966)

Realized investment gains (losses), net, and related adjustments	243	90	1,612	(9)
Related charges	(22)	(18)	(46)	(15)
Divested businesses	43	(687)	(12)	(664)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	0	1	(7)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(49)	$(1,029)	$582	$(1,661)

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $102 million. Net charges from corporate activities include the impact of our annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. This update resulted in net charges of $78 million for the third quarter of 2012. In addition, corporate retained expenses decreased primarily due to a $16 million charge related to the prepayment of outstanding debt recorded in the third quarter of 2012. Capital debt interest expense decreased $20 million due to lower levels of capital debt and retirements of higher rate debt. Operating debt interest expense, net of investment income, increased $25 million, primarily driven by higher levels of operating debt proceeds held in cash to provide additional flexibility for the cash needs in our businesses.

Results from pension and employee benefits increased $11 million. Income from our qualified pension plan decreased $5 million driven by changes in the discount rate and expected rate of return on plan assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.” The decline was more than offset by a favorable comparative impact of retained benefit expenses, including the impact of plan amendments.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $7 million. Operating debt interest expense, net of investment income, increased $78 million, primarily driven by higher levels of operating debt proceeds held in cash for debt prefunding activities and to provide additional flexibility for the cash needs in our businesses. Net charges from corporate activities include the impact of our annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. This update resulted in net charges of $78 million for the first nine months of 2012. Excluding the impact of this update, corporate retained expenses increased due to a $27 million charge related to the prepayment of debt recorded in the first nine month of 2013 and higher compensation costs, partially offset by a favorable comparative impact for our estimate of payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and lower corporate advertising costs. Capital debt interest expense decreased $24 million due to lower levels of capital debt and retirement of higher rate debt.

Results from pension and employee benefits increased $39 million. Income from our qualified pension plan decreased $15 million driven by changes in the discount rate and expected rate of return on plan assets as discussed above. The decline was more than offset by a favorable comparative impact of retained benefit expenses, including the impact of plan amendments.

Capital Protection Framework

Corporate and Other operations includes the results of our Capital Protection Framework, which includes the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described in our Annual Report on Form 10-K for the year ended December 31, 2012, under “—Liquidity and Capital Resources—Capital.” This hedge program resulted in charges for amortization of derivative costs of $10 million and $11 million for the three months ended September 30, 2013 and 2012, respectively, and $35 million and $28 million for the nine months ended September 30, 2013 and 2012, respectively.

We also manage certain of the risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition, we may choose to manage certain capital market related risks associated with various operations of the Financial Services Businesses through capital management strategies other than hedging of particular exposures. “Realized investment gains (losses), net and related adjustments” includes net gains of $338 million and $139 million for the three months ended September 30, 2013 and 2012, respectively, and net gains of $1,504 million and net losses of $155 million for the nine months ended September 30, 2013 and 2012, respectively, resulting from our decision to utilize these capital management strategies to manage a portion of our interest rate risk. The capital consequences associated with this decision have been factored into our Capital Protection Framework.

We assess the composition of these hedging programs on an ongoing basis, and we may change them from time to time based on our evaluation of our risk position or other factors. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources.”

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

As of September 30, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $955 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,641 million at September 30, 2013, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
U.S. GAAP results:
Revenues	$1,595	$1,504	$4,578	$4,657
Benefits and expenses	1,510	1,435	4,470	4,560

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$85	$69	$108	$97

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $16 million, primarily reflecting an increase in net realized investment gains. Net realized investment gains increased $135 million driven by higher trading gains on equity securities and fixed maturities, partly offset by unfavorable changes in the value of currency derivatives used to hedge foreign denominated fixed maturities. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Net investment income declined $35 million primarily reflecting the impact from lower reinvestment rates. As a result of these items and other variances, the policyholder dividend obligation expense increased $92 million. As noted above, as of September 30, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $955 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation.

Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $11 million. This increase reflects the absence of a $76 million reserve increase in the year ago period for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as higher net realized investment gains. Net realized investment gains increased $66 million driven by higher trading gains on equity securities and fixed maturities as well as lower credit impairments, partly offset by net unfavorable changes in the value of derivatives. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Partially offsetting these favorable variances, net investment income declined $88 million primarily reflecting the impact from lower reinvestment rates. As a result of these items and other variances, the policyholder dividend obligation expense increased $51 million.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $91 million, driven by a $135 million increase in net realized investment gains partly offset by a $35 million decline in net investment income, both of which are discussed above. In addition, premiums declined $16 million, primarily due to the expected in force decline as policies terminate.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $75 million driven by a $79 million increase in dividends to policyholders. This increase reflects a $92 million increase in the policyholder dividend obligation expense, as discussed above, partly offset by a $13 million decrease in dividends paid and accrued to policyholders driven by a decline in policies in force.

Nine Month Comparison. Revenues decreased $79 million, driven by an $88 million decline in net investment income, as discussed above, and a $72 million decline in premiums due to the expected in force decline as policies terminate. These items were partly offset by a $66 million increase in net realized investment gains, as discussed above.

Benefits and expenses decreased $90 million, principally driven by a $106 million decrease in policyholder benefits, including changes in reserves. This decrease primarily reflects the absence a $76 million reserve increase in the year ago period for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as the impact from the in force decline as policies terminate. Dividends to policyholders increased $14 million due to a $51 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings, partly offset by a $37 million decrease in dividends paid and accrued to policyholders primarily due to a decline in policies in force.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $509 million in the third quarter of 2013 compared to a benefit of $328 million in the third quarter of 2012. The increase in income tax expense primarily reflects the impact of pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures in the current quarter compared to pre-tax losses in the year ago quarter.

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $595 million in the first nine months of 2013 compared to an expense of $594 million in the first nine months of 2012. The first nine months of 2013 and 2012 include $108 million and $343 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The U.S. tax expense for the first nine months of 2013 also reflects a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The U.S. tax expense for the first nine months of 2012 is reflective of the merger of Star and Edison Businesses into Gibraltar Life and it represented the recomputed U.S. tax liability on Gibraltar Life’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas the tax expense will only be paid once.

Excluding the impact of the “double tax,” the benefit associated with income taxes increased $954 million, driven in part by the impact of pre-tax losses in the first nine months of 2013 compared to pre-tax income in the first nine months of 2012. In addition, the tax rate for the first nine months of 2013 is limited to the tax benefit based on the loss in the first nine months of 2013, certain adjustments for discrete items and expected full year permanent differences, while the tax rate for the first nine months of 2012 was based on the anticipated full year effective tax rate with certain adjustments for discrete items. Future volatility in pre-tax income, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, may impact the tax rate utilized and the resulting income tax expense, including the impact of the “double tax.”

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $8 million and $(2) million for the three months ended September 30, 2013 and 2012, respectively, and $11 million and $12 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Real Estate and Relocation Services	$25	$7	$53	$21
Long Term Care	10	(680)	(49)	(662)
Wealth Management Solutions	9	(2)	(1)	(7)
Individual Health Insurance	(2)	(1)	(12)	(7)
Financial Advisory	(1)	(2)	(3)	(5)
Other(1)	2	(9)	0	(4)

Total divested businesses excluded from adjusted operating income	$43	$(687)	$(12)	$(664)

(1)	Primarily includes Property and Casualty Insurance and Prudential Securities Capital Markets.

Long-Term Care. Results for the third quarter and first nine months of 2013 improved in comparison to the prior year periods, primarily reflecting the favorable comparative impact of adjustments to deferred policy acquisition and other costs and the reserves for our long-term care products from updates to the estimated profitability of the business. These updates resulted in a net benefit of $25 million and a net charge of $698 million for the third quarter of 2013 and 2012, respectively.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$51	$268	$(615)	$436
Derivatives	(24)	(25)	41	(66)
Commercial mortgages and other loans	(1)	(2)	1	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(21)	(258)	597	(380)

Net gains (losses)	$5	$(17)	$24	$(13)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$52	$(4)	$342	$66
Change in experience-rated contractholder liabilities due to asset value changes	(52)	4	(342)	(66)

Net gains (losses)	$0	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$103	$264	$(273)	$502
Derivatives	(24)	(25)	41	(66)
Commercial mortgages and other loans	(1)	(2)	1	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(73)	(254)	255	(446)

Net gains (losses)	$5	$(17)	$24	$(13)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $20 million and $4 million as of September 30, 2013 and 2012, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans is a decrease of $5 million and an increase of $19 million for the three months ended September 30, 2013 and 2012, respectively, and a decrease of $47 million and an increase of $19 million for the nine months ended September 30, 2013 and 2012, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

The net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains and losses on trading account assets supporting insurance liabilities and other related investments reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

	As of September 30, 2013				As of December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$245,032	$4,471	$43,734	$990	$254,917	$4,261	$46,419	$1,207
Trading account assets:
Fixed maturities	22,533	596	162	9	20,605	565	139	10
Equity securities	2,165	763	120	115	2,341	987	136	111
All other(2)	2,554	8	0	0	3,697	25	0	0

Subtotal	27,252	1,367	282	124	26,643	1,577	275	121
Equity securities, available-for-sale	5,488	280	3,496	2	5,052	321	3,225	9
Commercial mortgage and other loans	112	19	0	0	162	48	0	0
Other long-term investments	1,275	1,010	0	0	1,478	1,053	(95)	0
Short-term investments	6,052	0	1,892	0	5,130	0	1,260	0
Cash equivalents	5,465	0	677	0	13,063	0	537	0
Other assets	164	6	92	0	98	8	97	0

Subtotal excluding separate account assets	290,840	7,153	50,173	1,116	306,543	7,268	51,718	1,337
Separate account assets	275,091	22,347	0	0	253,254	21,132	0	0

Total assets	$565,931	$29,500	$50,173	$1,116	$559,797	$28,400	$51,718	$1,337

Future policy benefits	$1,928	$1,928	$0	$0	$3,348	$3,348	$0	$0
Other liabilities	1,130	6	0	0	90	0	0	0
Notes of consolidated VIEs	2,330	2,330	0	0	1,406	1,406	0	0

Total liabilities	$5,388	$4,264	$0	$0	$4,844	$4,754	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.2% and 5.1% as of September 30, 2013 and December 31, 2012, respectively, for the Financial Services Businesses, and 2.2% and 2.6% as of September 30, 2013 and December 31, 2012, respectively, for the Closed Block Business. The amount of Level 3 liabilities was immaterial to our balance sheet.
(2)	“All other” primarily reflects derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.9 billion and $4.5 billion as of September 30, 2013 and December 31, 2012, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.2 billion and $1.5 billion as of September 30, 2013 and December 31, 2012, respectively, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both September 30, 2013 and December 31, 2012. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.5 billion as of both September 30, 2013 and December 31, 2012.

Derivative Instruments

Derivatives classified as Level 3, excluding embedded derivatives which are discussed in “—Variable Annuity Optional Living Benefit Features” below, include look-back equity options and other structured products. These derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” and are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. We validate these values through periodic comparison of our fair values to external broker-dealer values. The fair values of OTC derivative assets classified as Level 3 totaled approximately $1 million and $19 million as of September 30, 2013 and December 31, 2012, respectively, without giving consideration to the impact of netting.

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

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $1.9 billion and $3.3 billion as of September 30, 2013 and December 31, 2012, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding other-than-temporary-impairments for fixed maturity and equity securities, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way.

Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of optional living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(2,319)	$(1,519)	$(4,141)	$(1,284)
Closed Block Business	209	74	284	218

Consolidated realized investment gains (losses), net	$(2,110)	$(1,445)	$(3,857)	$(1,066)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$300	$(85)	$595	$(194)
Equity securities	18	10	82	(59)
Commercial mortgage and other loans	25	23	61	45
Derivative instruments	(2,685)	(1,467)	(4,907)	(1,012)
Other	23	0	28	(64)

Total	$(2,319)	$(1,519)	$(4,141)	$(1,284)

Related adjustments	1,000	(432)	(3,181)	(325)

Realized investment gains (losses), net, and related adjustments	(1,319)	(1,951)	(7,322)	(1,609)

Related charges	763	648	1,533	498

Realized investment gains (losses), net, and related charges and adjustments	$(556)	$(1,303)	$(5,789)	$(1,111)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$69	$32	$118	$46
Equity securities	181	30	287	62
Commercial mortgage and other loans	5	5	7	4
Derivative instruments	(45)	9	(123)	109
Other	(1)	(2)	(5)	(3)

Total	$209	$74	$284	$218

2013 to 2012 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $2,319 million in the third quarter of 2013, compared to net realized investment losses of $1,519 million in the third quarter of 2012.

Net realized gains on fixed maturity securities were $300 million in the third quarter of 2013, compared to net realized losses of $85 million in the third quarter of 2012, as set forth in the following table:

	Three Months Ended September 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net–Fixed Maturity Securities–Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$449	$65
Private bond prepayment premiums	28	6

Total gross realized investment gains	477	71

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(28)	(82)
Gross losses on sales and maturities(1)	(147)	(72)
Credit related losses on sales	(2)	(2)

Total gross realized investment losses	(177)	(156)

Realized investment gains (losses), net–Fixed Maturity Securities	$300	$(85)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$302	$(7)

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $302 million in the third quarter of 2013 and were primarily due to sales within our International Insurance segment which were initiated for purposes of duration management. Net losses on sales and maturities of fixed maturity securities were $7 million in the third quarter of 2012 and were primarily due to sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2013 and 2012.

Net realized gains on equity securities were $18 million in the third quarter of 2013 and included net trading gains on sales of equity securities of $19 million, primarily within our International Insurance segment, partially offset by other-than-temporary impairments of $1 million. Net realized gains on equity securities were $10 million in the third quarter of 2012 and included net trading gains on sales of equity securities of $31 million, primarily within our Corporate and Other operations, partially offset by other-than-temporary impairments of $21 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the third quarter of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the third quarter of 2013 were $25 million, primarily related to a net decrease in the loan loss reserve of $32 million. Net realized gains on commercial mortgage and other loans in the third quarter of 2012 were $23 million, primarily related to a net decrease in the loan loss reserve of $25 million and higher servicing revenue within our commercial mortgage operations, partially offset by realized losses related to restructurings and sales of loans held within our Retirement segment. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $2,685 million in the third quarter of 2013, compared to net realized losses of $1,467 million in the third quarter of 2012. The net derivative losses in 2013 primarily reflect net losses of $2,507 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $155 million on interest rate derivatives used to manage duration as long-term interest rates increased. The net derivative losses in the third quarter of 2012 primarily reflect net losses of $1,360 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also contributing to these losses were net losses of $82 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, primarily in Japan, due to the weakening of the U.S. dollar against the Japanese yen. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

Net realized gains on other investments were $23 million in the third quarter of 2013 and included net gains of $27 million, primarily within our Corporate and Other segment, offset by other-than-temporary-impairments of $4 million. Net realized losses on other investments were less than $1 million in the third quarter of 2012.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results include a net positive related adjustment of $1,000 million for the third quarter of 2013 and a net negative related adjustment of $432 million for the third quarter of 2012. The adjustments in both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

Charges that relate to “Realized investment gains (losses), net, and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results include net related benefits of $763 million and $648 million for the third quarter of 2013 and of 2012, respectively. The impacts in both periods were primarily driven by the portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the third quarter of 2013, we recorded other-than-temporary impairments of $33 million in earnings, compared to $103 million in the third quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2013	2012
	(in millions)
Other–than–temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$20	$73
Private fixed maturity securities	8	9

Total fixed maturity securities	28	82
Equity securities	1	21
Other invested assets(2)	4	0

Total	$33	$103

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended September 30,
	2013	2012
	(in millions)
Other–than-temporary impairments on fixed maturity securities recorded in earnings–Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$26	$28
Due to other accounting guidelines(3)	2	54

Total	$28	$82

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity security other-than-temporary impairments in the third quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the consumer non-cyclical and consumer cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security other-than-temporary impairments in the third quarter of 2012 were concentrated in the finance, capital goods, consumer non-cyclical and technology sectors within corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the third quarter of both 2013 and 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2013 were $209 million, compared to net realized investment gains of $74 million in the third quarter of 2012.

Net realized gains on fixed maturity securities were $69 million in the third quarter of 2013, compared to net realized gains of $32 million in the third quarter of 2012, as set forth in the following table:

	Three Months Ended September 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$118	$50
Private bond prepayment premiums	13	8

Total gross realized investment gains	131	58

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(15)	(13)
Gross losses on sales and maturities(1)	(43)	(13)
Credit related losses on sales	(4)	0

Total gross realized investment losses	(62)	(26)

Realized investment gains (losses), net–Fixed Maturity Securities	$69	$32

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$75	$37

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $181 million in the third quarter of 2013, primarily driven by net trading gains on sales of equity securities. Net realized gains on equity securities were $30 million in the third quarter of 2012 and included net trading gains on sales of equity securities of $33 million, partially offset by other-than-temporary-impairments of $3 million.

In both the third quarter of 2013 and 2012, net realized gains on commercial mortgage and other loans were $5 million, primarily related to a net decrease in the loan loss reserve of $5 million. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $45 million in the third quarter of 2013, compared to net realized gains of $9 million in the third quarter of 2012. Derivative losses in the third quarter of 2013 primarily reflect net losses of $79 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies. Partially offsetting these losses were net gains of $21 million on interest rate derivatives primarily used to manage duration. Derivative gains in the third quarter of 2012 primarily reflect net mark-to-market gains of $23 million on interest rate derivatives primarily used to manage duration as short-term interest rates decreased and net gains of $15 million on “to be announced” (“TBA”) forward contracts. Partially offsetting these gains were net losses of $25 million related to currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro.

During the third quarter of 2013, we recorded other-than-temporary impairments of $19 million in earnings, compared to $18 million in the third quarter of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$11	$8
Private fixed maturity securities	4	5

Total fixed maturity securities	15	13
Equity securities	2	3
Other invested assets(2)	2	2

Total	$19	$18

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$14	$13
Due to other accounting guidelines	1	0

Total	$15	$13

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the third quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical sector within corporate securities. Fixed maturity security other-than-temporary impairments in the third quarter of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the third quarter of 2013 and 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2013 to 2012 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $4,141 million in the first nine months of 2013, compared to net realized investment losses of $1,284 million in the first nine months of 2012.

Net realized gains on fixed maturity securities were $595 million in the first nine months of 2013, compared to net realized losses of $194 million in the first nine months of 2012, as set forth in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$953	$229
Private bond prepayment premiums	57	14

Total gross realized investment gains	1,010	243

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(110)	(238)
Gross losses on sales and maturities(1)	(277)	(176)
Credit related losses on sales	(28)	(23)

Total gross realized investment losses	(415)	(437)

Realized investment gains (losses), net–Fixed Maturity Securities	$595	$(194)

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$676	$53

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2013 were $676 million, primarily due to sales within our International Insurance segment initiated for purposes of duration management as well as resulting from surrenders of fixed annuities denominated in Australian and U.S. dollars. Net trading gains on sales and maturities of fixed maturity securities in the first nine months of 2012 were $53 million primarily due to sales within our International Insurance, Retirement and Individual Annuities segments. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2013 and 2012.

Net realized gains on equity securities were $82 million in the first nine months of 2013 and included net trading gains on sales of $91 million, partially offset by other-than-temporary impairments of $9 million. Net realized losses on equity securities were $59 million in the first nine months of 2012 and included other-than-temporary impairments of $93 million and net trading gains on sales of $34 million, primarily within our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the first nine months of 2013 were $61 million, primarily related to a net decrease in the loan loss reserve of $46 million. Net realized gains on commercial mortgage and other loans in the first nine months of 2012 were $45 million, primarily related to a net decrease in the loan loss reserve of $46 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $4,907 million in the first nine months of 2013, compared to net realized losses of $1,012 million in the first nine months of 2012. The net derivative losses in the first nine months of 2013 primarily reflect net losses of $3,789 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $761 million on interest rate derivatives used to manage duration as interest rates increased. Also contributing to the net derivative losses were net losses of $629 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $315 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative losses in the first nine months of 2012 primarily reflect net losses of $1,294 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Partially offsetting these losses were net mark-to-market gains of $138 million on interest rate derivatives used to manage duration as interest rates decreased and gains of $91 million on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

Net realized gains on other investments were $28 million in the first nine months of 2013 and included net trading gains of $38 million, primarily within our Corporate and Other segment, partially offset by other-than-temporary impairments of $10 million on real estate, joint venture and limited partnership investments. Net realized losses on other investments were $64 million in the first nine months of 2012 and included a $74 million impairment on real estate, joint venture and limited partnership investments, of which $58 million relates to prior periods, partially offset by net trading gains of $10 million, primarily within our Corporate and Other segment.

Related adjustments include net negative adjustments of $3,181 million and $325 million for the first nine months of 2013 and the first nine months of 2012, respectively. The adjustments in both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI.

Related charges include net related benefits of $1,533 million and $498 million for the first nine months of 2013 and 2012, respectively. The impacts in both periods were primarily driven by the portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts.

During the first nine months of 2013, we recorded other-than-temporary impairments of $129 million in earnings, compared to $405 million in the first nine months of 2012. The following tables set forth, for the periods indicated, the composition of other- than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$89	$203
Private fixed maturity securities	21	35

Total fixed maturity securities	110	238
Equity securities	9	93
Other invested assets(2)	10	74

Total	$129	$405

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$56	$90
Due to other accounting guidelines(3)	54	148

Total	$110	$238

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in the first nine months of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and in the communications, utility and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the first nine months of 2013, we recorded other-than-temporary impairments of $2 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity security other-than-temporary impairments in the first nine months of 2012 were concentrated in the consumer non-cyclical and technology sectors within corporate securities, and asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first nine months of 2013 and 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2013 were $284 million, compared to net realized investment gains of $218 million in the first nine months of 2012.

Net realized gains on fixed maturity securities were $118 million in the first nine months of 2013, compared to net realized gains of $46 million in the first nine months of 2012, as set forth in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$213	$143
Private bond prepayment premiums	26	11

Total gross realized investment gains	239	154

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(36)	(62)
Gross losses on sales and maturities(1)	(74)	(38)
Credit related losses on sales	(11)	(8)

Total gross realized investment losses	(121)	(108)

Realized investment gains (losses), net–Fixed Maturity Securities	$118	$46

Net gains (losses) on sales and maturities–Fixed Maturity Securities(1)	$139	$105

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $287 million in the first nine months of 2013, resulting from net trading gains on sales of equity securities. Net realized gains on equity securities were $62 million in the first nine months of 2012 and included net trading gains on sales of equity securities of $83 million, partially offset by other-than-temporary impairments of $21 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2013 and 2012.

Net realized gains on commercial mortgage and other loans in the first nine months of 2013 were $7 million, primarily related to a net decrease in loan loss reserves of $10 million. Net realized gains on commercial mortgage and other loans of $4 million in the first nine months of 2012 were primarily related to a net increase in loan loss reserves. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $123 million in the first nine months of 2013, compared to net realized gains of $109 million in the first nine months of 2012. Derivative losses in the first nine months of 2013 primarily reflect net losses of $76 million on interest rate derivatives primarily used to manage duration as long-term interest rates increased as well as losses of $48 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro. Derivative gains of $109 million in the first nine months of 2012 primarily reflect net gains of $95 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on “TBA” forward contracts as interest rates declined, partially offset by and net losses of $14 million on credit default swaps as credit spreads tightened.

Net realized losses on other investments were $5 million and $3 million in the first nine months of 2013 and 2012, respectively, driven by other-than-temporary impairments on joint venture and limited partnership investments in both periods.

During the first nine months of 2013, we recorded other-than-temporary impairments of $44 million in earnings, compared to $86 million in the first nine months of 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$26	$48
Private fixed maturity securities	10	14

Total fixed maturity securities	36	62
Equity securities	2	21
Other invested assets(2)	6	3

Total	$44	$86

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$31	$61
Due to other accounting guidelines	5	1

Total	$36	$62

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the first nine months of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical, communications, and utility sectors within corporate securities. Other-than-temporary impairments in the first nine months of 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and communications sectors within corporate securities and reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first nine months 2013 and 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

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

On January 2, 2013, we completed the acquisition of the Hartford Life Business. Our Financial Services Businesses’ general account portfolio, as of September 30, 2013, includes $7.5 billion of invested assets at carrying value from this acquisition, which consists of $6.8 billion of fixed maturity securities, $0.6 billion of commercial mortgage and other loans, and $0.1 billion of other invested assets. For additional details regarding this transaction, see “—Executive Summary”, above.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	September 30, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,658	$26,993	$241,651	61.7%
Public, held-to-maturity, at amortized cost	2,677	0	2,677	0.7
Private, available-for-sale, at fair value	30,026	16,741	46,767	11.9
Private, held-to-maturity, at amortized cost	952	0	952	0.3
Trading account assets supporting insurance liabilities, at fair value	21,131	0	21,131	5.4
Other trading account assets, at fair value	1,359	282	1,641	0.4
Equity securities, available-for-sale, at fair value	5,486	3,496	8,982	2.3
Commercial mortgage and other loans, at book value	29,511	9,788	39,299	10.0
Policy loans, at outstanding balance	6,827	5,036	11,863	3.0
Other long-term investments(1)	6,678	1,965	8,643	2.2
Short-term investments	6,142	2,093	8,235	2.1

Total general account investments	325,447	66,394	391,841	100.0%

Invested assets of other entities and operations(2)	6,798	0	6,798

Total investments	$332,245	$66,394	$398,639

	December 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$225,306	$28,790	$254,096	63.7%
Public, held-to-maturity, at amortized cost	3,116	0	3,116	0.8
Private, available-for-sale, at fair value	29,246	17,629	46,875	11.7
Private, held-to-maturity, at amortized cost	1,152	0	1,152	0.3
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	5.2
Other trading account assets, at fair value	1,426	275	1,701	0.4
Equity securities, available-for-sale, at fair value	5,031	3,225	8,256	2.1
Commercial mortgage and other loans, at book value	26,623	9,608	36,231	9.1
Policy loans, at outstanding balance	6,455	5,120	11,575	2.9
Other long-term investments(1)	6,665	2,012	8,677	2.2
Short-term investments	5,124	1,261	6,385	1.6

Total general account investments	330,734	67,920	398,654	100.0%

Invested assets of other entities and operations(2)	6,928	0	6,928

Total investments	$337,662	$67,920	$405,582

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The decrease in general account investments attributable to the Financial Services Businesses in the first nine months of 2013 was primarily due to the translation impact of the yen weakening against the U.S. dollar, as well as a net decrease in fair value driven by an increase in U.S. interest rates, partially offset by assets acquired as part of the Hartford transaction as discussed above as well as portfolio growth driven by the reinvestment of net investment income. The general account investments attributable to the Closed Block Business also decreased in the first nine months of 2013, primarily due to net operating outflows and a net decrease in fair value driven by an increase in interest rates, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% and 46% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2013	December 31, 2012
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$113,609	$124,710
Public, held-to-maturity, at amortized cost	2,677	3,116
Private, available-for-sale, at fair value	6,504	6,252
Private, held-to-maturity, at amortized cost	952	1,152
Trading account assets supporting insurance liabilities, at fair value	1,897	1,838
Other trading account assets, at fair value	907	1,195
Equity securities, available-for-sale, at fair value	2,474	2,126
Commercial mortgage and other loans, at book value	6,380	6,156
Policy loans, at outstanding balance	2,376	2,665
Other long-term investments(1)	1,741	2,215
Short-term investments	281	318

Total Japanese general account investments	$139,798	$151,743

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2013 was primarily attributable to the translation impact of the yen weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value driven by declining interest rates on yen-denominated investments.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of September 30, 2013, our Japanese insurance operations had $43.1 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third party derivative contracts and $30.2 billion that support liabilities denominated in U.S. dollars. As of December 31, 2012, our Japanese insurance operations had $44.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $31.6 billion that support liabilities denominated in U.S. dollars. The $1.8 billion decrease in the fair value of U.S. dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of business inflows.

Our Japanese insurance operations had $8.3 billion and $8.6 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2013, and December 31, 2012, respectively. The $0.3 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of net business inflows.

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

The following table sets forth the composition of our gross direct exposure to the Eurozone region, by country of incorporation, attributable to the Financial Services Businesses, as of September 30, 2013.

Eurozone Gross Direct Exposure—Financial Services Businesses

	September 30, 2013
	Amortized Cost				Fair Value
Country	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Amortized Cost	Sovereigns(6)	Financial Institutions(7)	All Other Exposure	Total Fair Value
	(in millions)
Non-peripheral countries:
France	$257	$551	$2,152	$2,960	$311	$566	$2,395	$3,272
Netherlands	11	518	2,670	3,199	14	574	2,814	3,402
Germany	416	177	920	1,513	502	200	993	1,695
Luxembourg	0	256	1,113	1,369	0	278	1,129	1,407
Other non-peripheral(1)	103	27	546	676	118	28	582	728

Total non-peripheral exposure	787	1,529	7,401	9,717	945	1,646	7,913	10,504
Peripheral countries:
Italy(2)	904	22	290	1,216	943	25	284	1,252
Ireland	0	87	519	606	0	99	555	654
Spain	26	15	117	158	31	15	117	163
Other peripheral(3)	0	0	0	0	0	0	0	0

Total peripheral exposure	930	124	926	1,980	974	139	956	2,069
International agencies(4)	0	100	1,108	1,208	0	105	1,257	1,362

Total exposure(5)	$1,717	$1,753	$9,435	$12,905	$1,919	$1,890	$10,126	$13,935

(1)	Other non-peripheral countries include Austria, Belgium, Cyprus, Estonia, Finland, Malta, Slovakia, and Slovenia.
(2)	Principally represents Italian government securities owned by our Italian insurance operations.
(3)	Other peripheral countries include Greece and Portugal.
(4)	International agencies include agencies such as Eurofima, European Investment Bank, Council of Europe Development, and Nordic Investment Bank, where a single country of incorporation could not be determined.
(5)	Of the $12,905 million of amortized cost represented above, 96% is related to fixed maturities, and the remaining 4% is related to all other asset types.
(6)	Sovereigns include local governments.
(7)	Financial institutions include banking, brokerage, non-captive consumer and diversified finance, health insurance, life insurance, property and casualty insurance, other finance and real estate investment trusts.

Our gross direct exposure to the Eurozone region attributable to the Closed Block Business was $4,158 million of amortized cost (fair value, $4,536 million), as of September 30, 2013, of which $3,609 million (fair value, $3,951 million) represented non-peripheral exposure and $549 million (fair value, $585 million) represented peripheral exposure. Approximately 15% and 17% of the non-peripheral and peripheral exposure, respectively, was related to financial institutions, and less than 1% and 2% of the non-peripheral and peripheral exposures was related to sovereigns, respectively. Of the $4,158 million of amortized cost represented above, 96% was related to fixed maturities, and the remaining 4% was related to all other asset types.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended September 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.76%	$2,133	5.16%	$495	3.96%	$2,628
Trading account assets supporting insurance liabilities	3.69	192	0.00	0	3.69	192
Equity securities	6.92	72	3.45	21	5.65	93
Commercial mortgage and other loans	4.96	353	5.70	139	5.15	492
Policy loans	4.82	81	6.17	77	5.40	158
Short-term investments and cash equivalents	0.24	7	0.78	2	0.27	9
Other investments	6.34	126	6.49	36	6.37	162

Gross investment income before investment expenses	3.86	2,964	5.26	770	4.09	3,734
Investment expenses	(0.12)	(65)	(0.25)	(37)	(0.14)	(102)

Investment income after investment expenses	3.74%	2,899	5.01%	733	3.95%	3,632

Investment results of other entities and operations(2)		18		0		18

Total investment income		$2,917		$733		$3,650

	Three Months Ended September 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.69%	$1,897	5.37%	$532	3.96%	$2,429
Trading account assets supporting insurance liabilities	4.00	198	0.00	0	4.00	198
Equity securities	6.47	68	2.89	18	5.15	86
Commercial mortgage and other loans	5.50	356	6.13	149	5.67	505
Policy loans	4.60	73	5.77	74	5.12	147
Short-term investments and cash equivalents	0.21	7	2.12	2	0.24	9
Other investments	5.26	83	5.79	33	5.40	116

Gross investment income before investment expenses	3.83	2,682	5.43	808	4.11	3,490
Investment expenses	(0.11)	(61)	(0.25)	(40)	(0.13)	(101)

Investment income after investment expenses	3.72%	2,621	5.18%	768	3.98%	3,389

Investment results of other entities and operations(2)		44		0		44

Total investment income		$2,665		$768		$3,433

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

(2)	Includes invested assets of our asset management and derivative operations, as described below under “—Invested Assets of Other Entities and Operations.”

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Nine Months Ended September 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$6,416	5.29%	$1,515	3.97%	$7,931
Trading account assets supporting insurance liabilities	3.80	584	0.00	0	3.80	584
Equity securities	6.53	200	3.55	65	5.42	265
Commercial mortgage and other loans	5.07	1,042	5.79	413	5.25	1,455
Policy loans	4.76	235	5.95	221	5.27	456
Short-term investments and cash equivalents	0.21	23	0.96	5	0.24	28
Other investments	6.45	379	9.46	160	7.12	539

Gross investment income before investment expenses	3.84	8,879	5.47	2,379	4.10	11,258
Investment expenses	(0.12)	(222)	(0.26)	(113)	(0.14)	(335)

Investment income after investment expenses	3.72%	8,657	5.21%	2,266	3.96%	10,923

Investment results of other entities and operations(2)		76		0		76

Total investment income		$8,733		$2,266		$10,999

	Nine Months Ended September 30, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$5,610	5.50%	$1,619	4.04%	$7,229
Trading account assets supporting insurance liabilities	4.05	591	0.00	0	4.05	591
Equity securities	6.10	186	3.19	61	4.98	247
Commercial mortgage and other loans	5.42	1,020	6.17	430	5.62	1,450
Policy loans	4.62	215	5.95	227	5.22	442
Short-term investments and cash equivalents	0.25	24	1.28	6	0.28	30
Other investments	4.10	194	7.55	127	5.01	321

Gross investment income before investment expenses	3.83	7,840	5.60	2,470	4.15	10,310
Investment expenses	(0.11)	(186)	(0.26)	(116)	(0.14)	(302)

Investment income after investment expenses	3.72%	7,654	5.34%	2,354	4.01%	10,008

Investment results of other entities and operations(2)		103		0		103

Total investment income		$7,757		$2,354		$10,111

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and derivative operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

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

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.52%	$1,327	5.21%	$1,053
Trading account assets supporting insurance liabilities	3.83	182	4.13	186
Equity securities	7.88	47	8.15	46
Commercial mortgage and other loans	5.19	290	5.89	294
Policy loans	5.37	58	5.41	48
Short-term investments and cash equivalents	0.24	6	0.24	6
Other investments	5.01	67	4.08	24

Gross investment income before investment expenses	4.38	1,977	4.89	1,657
Investment expenses	(0.11)	(25)	(0.10)	(17)

Investment income after investment expenses	4.27%	1,952	4.79%	1,640

Investment results of other entities and operations(2)		18		44

Total investment income		$1,970		$1,684

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and derivative operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates. The decrease also reflects the addition of assets from the significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as the Hartford transaction discussed above, which reflect market yields at the time of acquisition. These decreases were partially offset by higher income from non-coupon investments.

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

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$3,957	5.30%	$3,154
Trading account assets supporting insurance liabilities	3.97	556	4.23	561
Equity securities	7.70	133	8.63	136
Commercial mortgage and other loans	5.31	850	5.81	846
Policy loans	5.43	169	5.53	142
Short-term investments and cash equivalents	0.22	20	0.28	20
Other investments	6.41	238	3.50	61

Gross investment income before investment expenses	4.46	5,923	4.92	4,920
Investment expenses	(0.12)	(104)	(0.10)	(49)

Investment income after investment expenses	4.34%	5,819	4.82%	4,871

Investment results of other entities and operations(2)		76		103

Total investment income		$5,895		$4,974

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes invested assets of our asset management and derivative operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates. The decrease also reflects the addition of assets from the significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as the Hartford transaction discussed above, which reflect market yields at the time of acquisition. These decreases were partially offset by higher income from non-coupon investments.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.95%	$806	2.71%	$844
Trading account assets supporting insurance liabilities	2.24	10	2.63	12
Equity securities	5.62	25	4.58	22
Commercial mortgage and other loans	4.12	63	4.18	62
Policy loans	3.80	23	3.57	25
Short-term investments and cash equivalents	0.21	1	0.14	1
Other investments	9.15	59	6.00	59

Gross investment income before investment expenses	3.12	987	2.83	1,025
Investment expenses	(0.12)	(40)	(0.12)	(44)

Total investment income	3.00%	$947	2.71%	$981

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily attributable to more favorable results from non-coupon investments and growth in higher-yielding assets supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $32.0 billion and $30.6 billion for the three months ended September 30, 2013 and 2012, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was $7.8 billion and $7.5 billion for the three months ended September 30, 2013 and 2012, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and do not include adjustments, such as settlements of duration management swaps that are included in adjusted operating income.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.88%	$2,459	2.73%	$2,456
Trading account assets supporting insurance liabilities	2.05	28	2.28	30
Equity securities	5.01	67	3.40	50
Commercial mortgage and other loans	4.21	192	4.09	174
Policy loans	3.61	66	3.50	73
Short-term investments and cash equivalents	0.18	3	0.16	4
Other investments	6.51	141	4.45	133

Gross investment income before investment expenses	3.00	2,956	2.79	2,920
Investment expenses	(0.12)	(118)	(0.13)	(137)

Total investment income	2.88%	$2,838	2.66%	$2,783

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily attributable to more favorable results from non-coupon investments and growth in higher-yielding assets supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $31.8 billion and $29.3 billion for the nine months ended September 30, 2013, and 2012, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $7.9 billion and $6.9 billion for the nine months ended September 30, 2013, and 2012, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,795	$1,257	$391	$21,661	$21,772	$1,279	$285	$22,766
Consumer non-cyclical	23,047	1,779	834	23,992	21,727	1,898	269	23,356
Utility	18,813	1,279	756	19,336	17,993	1,601	344	19,250
Capital goods	10,428	864	319	10,973	10,251	896	144	11,003
Consumer cyclical	10,462	715	359	10,818	9,927	756	147	10,536
Foreign agencies	4,949	607	80	5,476	5,706	732	8	6,430
Energy	9,028	605	350	9,283	7,923	745	83	8,585
Communications	7,071	526	316	7,281	7,552	610	119	8,043
Basic industry	6,572	350	278	6,644	6,215	416	69	6,562
Transportation	5,719	441	120	6,040	5,288	478	43	5,723
Technology	4,133	270	154	4,249	4,656	279	77	4,858
Industrial other	2,455	194	40	2,609	2,261	196	3	2,454

Total corporate securities	123,472	8,887	3,997	128,362	121,271	9,886	1,591	129,566
Foreign government(3)	76,663	6,920	290	83,293	82,376	6,782	65	89,093
Residential mortgage-backed	6,331	349	56	6,624	8,360	435	30	8,765
Asset-backed securities(4)	7,861	210	203	7,868	8,209	202	407	8,004
Commercial mortgage-backed	9,387	397	92	9,692	7,413	595	14	7,994
U.S. Government	8,354	1,573	135	9,792	10,525	2,474	34	12,965
State & Municipal(5)	2,851	205	131	2,925	2,303	378	5	2,676

Total(6)	$234,919	$18,541	$4,904	$248,556	$240,457	$20,752	$2,146	$259,063

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $275 million of gross unrealized gains and $32 million of gross unrealized losses as of September 30, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(3)	As of September 30, 2013 and December 31, 2012, based on amortized cost, 80% and 81%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 8% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to September 30, 2013, was primarily due to a net increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,657	$556	$40	$5,173	$4,773	$862	$12	$5,623
Consumer non-cyclical	4,726	535	40	5,221	4,419	750	5	5,164
Finance	4,202	303	18	4,487	3,728	442	17	4,153
Consumer cyclical	3,276	335	17	3,594	3,003	477	10	3,470
Capital goods	2,477	275	8	2,744	2,523	376	1	2,898
Energy	1,819	186	10	1,995	1,879	305	0	2,184
Communications	1,461	138	19	1,580	1,513	268	4	1,777
Basic industry	1,338	103	22	1,419	1,324	186	3	1,507
Transportation	1,271	129	7	1,393	1,386	186	4	1,568
Industrial other	1,010	67	10	1,067	1,074	110	2	1,182
Technology	688	58	10	736	626	103	7	722
Foreign agencies	435	39	5	469	355	68	0	423

Total corporate securities	27,360	2,724	206	29,878	26,603	4,133	65	30,671
Asset-backed securities(2)	4,174	57	168	4,063	4,592	71	320	4,343
Commercial mortgage-backed	4,010	72	73	4,009	4,029	179	2	4,206
U.S. Government	3,097	407	19	3,485	3,401	966	0	4,367
Residential mortgage-backed	1,136	62	5	1,193	1,520	97	3	1,614
Foreign government(3)	347	58	7	398	345	103	2	446
State & Municipal	659	56	7	708	647	126	1	772

Total(4)	$40,783	$3,436	$485	$43,734	$41,137	$5,675	$393	$46,419

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of September 30, 2013 and December 31, 2012, based on amortized cost, no individual foreign country represented more than 11% and 13%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to September 30, 2013, was primarily due to a net increase in U.S. interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	1	367	368	430
2006	2	0	33	52	596	683	828
2005	0	2	7	26	239	274	293
2004 & Prior	0	3	28	34	561	626	691

Total collateralized by sub-prime mortgages	2	5	68	113	1,763	1,951	2,242

Other asset-backed securities:
Collateralized loan obligations	2,047	436	0	0	0	2,483	1,858
Collateralized by non-sub-prime mortgages	1,024	49	6	16	5	1,100	1,444
Collateralized by credit cards	487	0	46	10	0	543	695
Collateralized by auto loans	654	0	0	0	1	655	694
Other asset-backed securities(1)	144	624	108	146	107	1,129	1,276

Total asset-backed securities(2)	$4,358	$1,114	$228	$285	$1,876	$7,861	$8,209

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 95% of the $408 million of education loans included above carry a Department of Education guaranty as of September 30, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	1	330	331	339
2006	2	0	31	44	581	658	698
2005	0	2	7	26	224	259	251
2004 & Prior	0	3	28	33	521	585	594

Total collateralized by sub-prime mortgages	2	5	66	104	1,656	1,833	1,882

Other asset-backed securities:
Collateralized loan obligations	2,045	439	0	0	7	2,491	1,871
Collateralized by non-sub-prime mortgages	1,079	50	5	15	5	1,154	1,524
Collateralized by credit cards	502	0	46	10	0	558	714
Collateralized by auto loans	657	0	0	0	1	658	702
Other asset-backed securities(1)	146	640	113	161	114	1,174	1,311

Total asset-backed securities(2)	$4,431	$1,134	$230	$290	$1,783	$7,868	$8,004

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 95% of the $410 million of education loans included above carry a Department of Education guaranty as of September 30, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2013, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.242 billion as of December 31, 2012, to $1.951 billion as of September 30, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $189 million as of September 30, 2013, and $390 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of September 30, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2013, based on amortized cost, approximately 58% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.951 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2013, were $321 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2013
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	4	0	20	225	249	324
2006	4	83	0	6	501	594	711
2005	7	17	59	15	99	197	233
2004 & Prior	0	2	13	19	413	447	503

Total collateralized by sub-prime mortgages	11	106	72	60	1,238	1,487	1,771

Other asset-backed securities:
Collateralized by auto loans	838	0	0	0	0	838	892
Collateralized loan obligations	510	117	0	0	0	627	599
Collateralized by credit cards	334	0	0	23	2	359	450
Collateralized by education loans(1)	17	419	0	0	0	436	450
Other asset-backed securities(2)	90	55	53	218	11	427	430

Total asset-backed securities(3)	$1,800	$697	$125	$301	$1,251	$4,174	$4,592

(1)	Approximately 95% of the $436 million of education loans included above carry a Department of Education guaranty as of September 30, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	September 30, 2013
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	4	0	19	203	226	269
2006	4	81	0	6	417	508	543
2005	7	17	56	14	89	183	205
2004 & Prior	0	2	12	18	380	412	442

Total collateralized by sub-prime mortgages	11	104	68	57	1,089	1,329	1,459

Other asset-backed securities:
Collateralized by auto loans	839	0	0	0	0	839	896
Collateralized by credit cards	335	0	0	24	2	361	454
Collateralized loan obligations	513	117	0	0	5	635	605
Collateralized by education loans(1)	17	423	0	0	0	440	453
Other asset-backed securities(2)	91	56	58	241	13	459	476

Total asset-backed securities(3)	$1,806	$700	$126	$322	$1,109	$4,063	$4,343

(1)	Approximately 96% of the $440 million of education loans included above carry a Department of Education guaranty as of September 30, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.771 billion as of December 31, 2012, to $1.487 billion as of September 30, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $164 million as of September 30, 2013, and $315 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 33% as of September 30, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2013, based on amortized cost, approximately 69% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 48% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.487 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2013, were $226 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	September 30, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$6,217	98.2%	$1,006	88.6%
Collateralized mortgage obligations(2)(3)	114	1.8	130	11.4

Total residential mortgage-backed securities	$6,331	100.0%	$1,136	100.0%

Portion rated AA or higher(4)	$6,227	98.4%	$1,006	88.6%

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,183	97.9%	$1,364	89.7%
Collateralized mortgage obligations(2)(3)	177	2.1	156	10.3

Total residential mortgage-backed securities	$8,360	100.0%	$1,520	100.0%

Portion rated AA or higher(4)	$8,247	98.7%	$1,364	89.7%

(1)	As of September 30, 2013, of these securities, for the Financial Services Businesses, $4.750 billion are supported by U.S. government and $1.467 billion are supported by foreign governments. As of December 31, 2012, of these securities, for the Financial Services Businesses, $6.359 billion were supported by the U.S. government and $1.824 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both September 30, 2013 and December 31, 2012.
(2)	Includes alternative residential mortgage loans of $30 million and $36 million in the Financial Services Businesses, and $65 million and $76 million in the Closed Block Business, as of September 30, 2013 and December 31, 2012, respectively.
(3)	As of September 30, 2013, of these collateralized mortgage obligations, for the Financial Services Businesses, 8% have credit ratings of A or above, 36% have BBB credit ratings and the remaining 56% have below investment grade ratings and, as of December 31, 2012, 57% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 38% have below investment grade ratings. As of both September 30, 2013 and December 31, 2012, for the Closed Block Business, 13% have BBB credit ratings and 87% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

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

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$1,954	$503	$8	$9	$1	$2,475	$566
2007	891	44	25	5	0	965	1,196
2006	3,046	142	6	4	0	3,198	2,781
2005	2,150	66	9	4	0	2,229	2,113
2004 & Prior	419	76	24	0	1	520	757

Total commercial mortgage-backed securities(2)(3)(4)	$8,460	$831	$72	$22	$2	$9,387	$7,413

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of September 30, 2013, are downgraded super senior securities with amortized cost of $167 million in AA and $63 million in A.
(4)	Included in the table above, as of September 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $537 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$1,901	$510	$9	$8	$0	$2,428	$609
2007	914	46	25	5	1	991	1,275
2006	3,206	149	6	4	0	3,365	3,062
2005	2,233	74	10	5	0	2,322	2,261
2004 & Prior	464	93	28	0	1	586	787

Total commercial mortgage-backed securities(2)(3)	$8,718	$872	$78	$22	$2	$9,692	$7,994

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of September 30, 2013, are agency commercial mortgage-backed securities with fair value of $547 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by non-U.S. properties, all related to Japanese commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $10 million in AAA, and $1 million in BB and below as of September 30, 2013, and $12 million in AAA, $4 million in BBB and $18 million in BB and below as of December 31, 2012.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $465 million in AAA, $97 million in AA, $32 million in A and $8 million in BBB as of September 30, 2013, and $674 million in AAA, $116 million in AA, $40 million in A and $9 million in BBB as of December 31, 2012.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	September 30, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013—2008	$1,935	$10	$0	$0	$0	$7	$2	$1,954
2007	888	3	0	0	0	0	0	891
2006	1,350	1,686	0	0	0	0	10	3,046
2005	276	1,847	0	4	0	23	0	2,150
2004 & Prior	5	185	0	34	160	35	0	419

Total	$4,454	$3,731	$0	$38	$160	$65	$12	$8,460

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$936	$737	$0	$9	$0	$1,682	$847
2007	384	42	0	0	5	431	552
2006	978	109	0	0	0	1,087	1,301
2005	708	25	0	0	0	733	1,091
2004 & Prior	66	7	0	4	0	77	238

Total commercial mortgage-backed securities(2)(3)	$3,072	$920	$0	$13	$5	$4,010	$4,029

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2013, are downgraded super senior securities with amortized cost of $135 million in AA.
(3)	Included in the table above, as of September 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $37 million in AAA and $779 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2012
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2013—2008	$904	$709	$0	$8	$0	$1,621	$869
2007	389	42	0	0	13	444	579
2006	1,002	112	0	0	0	1,114	1,375
2005	724	28	0	0	0	752	1,141
2004 & Prior	67	6	0	5	0	78	242

Total commercial mortgage-backed securities(2)	$3,086	$897	$0	$13	$13	$4,009	$4,206

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2013, are agency commercial mortgage-backed securities with fair value of $34 million in AAA and $751 million in AA.

The following table sets forth the amortized cost our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	September 30, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013—2008	$899	$0	$0	$0	$0	$0	$0	$899
2007	384	0	0	0	0	0	0	384
2006	317	661	0	0	0	0	0	978
2005	374	334	0	0	0	0	0	708
2004 & Prior	34	10	0	0	19	3	0	66

Total(1)	$2,008	$1,005	$0	$0	$19	$3	$0	$3,035

(1)	Excluded from the table above, as of September 30, 2013, are agency commercial mortgage-backed securities with amortized cost of $37 million.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by internationally recognized credit rating agencies, including Moody’s and Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit rating agencies.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Financial Services Businesses as of the dates indicated.

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	September 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$180,524	$14,532	$3,377	$191,679	$189,129	$16,564	$1,037	$204,656
2	44,859	3,431	1,210	47,080	42,424	3,688	656	45,456

Subtotal High or Highest Quality Securities(5)	225,383	17,963	4,587	238,759	231,553	20,252	1,693	250,112
3	6,575	345	194	6,726	6,086	301	233	6,154
4	2,331	165	83	2,413	1,982	133	129	1,986
5	506	37	35	508	650	27	74	603
6	124	31	5	150	186	39	17	208

Subtotal Other Securities(6)(7)	9,536	578	317	9,797	8,904	500	453	8,951

Total Fixed Maturities	$234,919	$18,541	$4,904	$248,556	$240,457	$20,752	$2,146	$259,063

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of September 30, 2013 and December 31, 2012, 308 securities with amortized cost of $765 million (fair value, $794 million) and 104 securities with amortized cost of $793 million (fair value, $847 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $275 million of gross unrealized gains and $32 million gross unrealized losses as of September 30, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(4)	As of September 30, 2013, includes gross unrealized losses of $272 million on public fixed maturities and $45 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $401 million on public fixed maturities and $52 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of September 30, 2013, includes $199,841 million of public fixed maturities and $25,542 million of private fixed maturities and, as of December 31, 2012, includes $206,966 million of public fixed maturities and $24,587 million of private fixed maturities.
(6)	On an amortized cost basis, as of September 30, 2013, includes $6,281 million of public fixed maturities and $3,255 million of private fixed maturities and, as of December 31, 2012, includes $5,416 million of public fixed maturities and $3,488 million of private fixed maturities.
(7)	On an amortized cost basis, as of September 30, 2013, securities considered below investment grade based on lowest of external rating agency ratings, total $11.0 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$22,908	$1,805	$258	$24,455	$23,197	$3,353	$114	$26,436
2	14,610	1,472	113	15,969	14,581	2,091	58	16,614

Subtotal High or Highest Quality Securities(3)	37,518	3,277	371	40,424	37,778	5,444	172	43,050
3	2,050	106	54	2,102	1,989	156	94	2,051
4	979	22	46	955	1,015	35	92	958
5	180	9	13	176	271	13	34	250
6	56	22	1	77	84	27	1	110

Subtotal Other Securities(4)(5)	3,265	159	114	3,310	3,359	231	221	3,369

Total Fixed Maturities	$40,783	$3,436	$485	$43,734	$41,137	$5,675	$393	$46,419

(1)	Includes, as of September 30, 2013 and December 31, 2012, 72 securities with amortized cost of $907 million (fair value, $923 million) and 51 securities with amortized cost of $885 million (fair value, $941 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of September 30, 2013, includes gross unrealized losses of $99 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $207 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of September 30, 2013, includes $23,843 million of public fixed maturities and $13,675 million of private fixed maturities and, as of December 31, 2012, includes $23,884 million of public fixed maturities and $13,894 million of private fixed maturities.
(4)	On an amortized cost basis, as of September 30, 2013, includes $1,655 million public fixed maturities and $1,610 million of private fixed maturities and, as of December 31, 2012, includes $1,603 million of public fixed maturities and $1,756 million of private fixed maturities.
(5)	On an amortized cost basis, as of September 30, 2013, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.2 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the reference names (or index underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed.

The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of three years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was less than $1 million and $3 million for the three and nine months ended September 30, 2013, respectively, and $0 million and $2 million for the three and nine months ended September 30, 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As of September 30, 2013, the Financial Services Businesses had no outstanding sell protection credit derivatives. As of December 31, 2012, the Financial Services Businesses had $1,065 million of outstanding notional amounts, reported at fair value as an asset of $2 million, where we have sold credit protection through credit derivatives. These amounts exclude a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in certain externally-managed investments in the European market. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these derivatives.

As of both September 30, 2013 and December 31, 2012, the Closed Block Business had $5 million of outstanding notional amounts, each reported at fair value as an asset of less than $1 million of exposure, where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of September 30, 2013 and December 31, 2012, the Financial Services Businesses had $1.182 billion and $1.370 billion of outstanding notional amounts, reported at fair value as a liability of $29 million and of $27 million, respectively. As of September 30, 2013 and December 31, 2012, the Closed Block Business had $304 million and $309 million of outstanding notional amounts, reported at fair value as a liability of $9 million and $8 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $8 million and $23 million for the three and nine months ended September 30, 2013, respectively, and $9 million and $29 million for the three and nine months ended September 30, 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding other-than-temporary impairments for fixed maturity securities, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $28 million and $82 million for the three months ended September 30, 2013 and 2012, respectively, and $110 million and $228 million for the nine months ended September 30, 2013 and 2012, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended September 30, 2013 and 2012, were $18 million and $13 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2013 and 2012 include $30 million and $47 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $15 million and $13 million for the three months ended September 30, 2013, and 2012, respectively, and $36 million and $62 million for the nine months ended September 30, 2013 and 2012, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2013, and 2012, were $10 million and $7 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2013 and 2012 include $17 million and $33 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,119	$1,119	$938	$938
Fixed maturities:
Corporate securities	11,991	12,566	11,076	12,107
Commercial mortgage-backed securities	2,382	2,420	2,096	2,229
Residential mortgage-backed securities	1,731	1,729	1,965	2,026
Asset-backed securities	1,177	1,187	1,179	1,116
Foreign government bonds	613	627	683	708
U.S. government authorities and agencies and obligations of U.S. states	308	344	369	426

Total fixed maturities	18,202	18,873	17,368	18,612
Equity securities	899	1,139	943	1,040

Total trading account assets supporting insurance liabilities	$20,220	$21,131	$19,249	$20,590

As a percentage of amortized cost, 78% and 75% of the portfolio was publicly traded as of September 30, 2013 and December 31, 2012, respectively. As of both September 30, 2013 and December 31, 2012, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2013, $1.652 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $62 million secured by “ALT-A” mortgages, represented the remaining $79 million of residential mortgage-backed securities, of which 31% have credit ratings of A or better and 69% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	September 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$0	$0	$1	$1	$0	$0
Fixed maturities	601	602	146	161	533	452	127	139
Equity securities(1)	686	757	105	121	933	973	123	136

Total other trading account assets	$1,287	$1,359	$251	$282	$1,467	$1,426	$250	$275

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $601 million of fixed maturities attributable to the Financial Services Businesses as of September 30, 2013, on an amortized cost basis, are $184 million of asset-backed securities, 62% of which have credit ratings of A or above, 21% have BBB credit ratings, and the remaining 17% have BB and below credit ratings. Included in the $146 million of fixed maturities attributable to the Closed Block Business as of September 30, 2013, on an amortized cost basis, are $9 million of asset-backed securities, all of which have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2013 and December 31, 2012, respectively, we held approximately 10% and 9% of our general account investments in commercial mortgage and other loans. This percentage is net of a $203 million and $244 million allowance for losses as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$27,644	$9,790	$24,139	$9,666
Uncollateralized loans	1,392	45	1,833	0
Residential property loans	600	0	790	0
Other collateralized loans	31	0	47	0

Total commercial mortgage and other loans(1)	$29,667	$9,835	$26,809	$9,666

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include $31 million and $45 million of collateralized consumer loans as of September 30, 2013 and December 31, 2012, respectively.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on higher quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals are stable or improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as commercial mortgage market spreads have generally tightened. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. Commercial real estate fundamentals continue to improve while employment growth has been modest, and delinquency rates on our commercial mortgage loans remain low, from an historic standpoint, and are stable. For additional information see “—Realized Investment Gains and Losses” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	September 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$8,240	29.9%	$3,367	34.4%	$7,600	31.5%	$3,423	35.4%
South Atlantic	5,755	20.8	1,824	18.6	4,846	20.1	1,814	18.8
Middle Atlantic	3,807	13.8	1,920	19.6	3,706	15.3	2,050	21.2
East North Central	2,584	9.3	705	7.2	2,000	8.3	570	5.9
West South Central	2,769	10.0	818	8.4	2,220	9.2	730	7.6
Mountain	1,338	4.8	266	2.7	1,254	5.2	350	3.6
New England	904	3.3	389	4.0	638	2.6	323	3.3
West North Central	574	2.1	106	1.1	466	1.9	137	1.4
East South Central	307	1.1	137	1.4	305	1.3	142	1.5

Subtotal-U.S.	26,278	95.1	9,532	97.4	23,035	95.4	9,539	98.7
Asia	753	2.7	0	0.0	648	2.7	0	0.0
Other	613	2.2	258	2.6	456	1.9	127	1.3

Total commercial and agricultural mortgage loans	$27,644	100.0%	$9,790	100.0%	$24,139	100.0%	$9,666	100.0%

	September 30, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,807	21.0%	$1,659	17.0%	$5,832	24.1%	$1,804	18.7%
Retail	6,043	21.9	2,646	27.0	5,449	22.6	2,658	27.5
Office	5,262	19.0	2,539	25.9	4,459	18.5	2,363	24.4
Apartments/Multi-Family	5,236	18.9	1,179	12.0	3,879	16.1	1,159	12.0
Other	2,424	8.8	563	5.8	2,203	9.1	598	6.2
Agricultural properties	1,528	5.5	612	6.2	1,468	6.1	645	6.7
Hospitality	1,344	4.9	592	6.1	849	3.5	439	4.5

Total commercial and agricultural mortgage loans	$27,644	100.0%	$9,790	100.0%	$24,139	100.0%	$9,666	100.0%

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

As of September 30, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.09 times, and a weighted average loan-to-value ratio of 57%. As of September 30, 2013, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of September 30, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.08 times, and a weighted average loan-to-value ratio of 53%. As of September 30, 2013, all of the commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2013, the weighted average debt service coverage ratio was 2.56 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.6 billion and $0.5 billion of such loans as of September 30, 2013 and December 31, 2012, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion of such loans as of both September 30, 2013 and December 31, 2012. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized; however, improvement in the general risk profile of our overall commercial mortgage loan portfolio has enabled us to pursue incremental volume in this area. As of September 30, 2013, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these pre-stabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$13,686	$540	$186	$14,412
60%-69.99%	8,296	398	73	8,767
70%-79.99%	3,085	575	185	3,845
Greater than 80%	197	130	293	620

Total commercial and agricultural mortgage loans	$25,264	$1,643	$737	$27,644

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$5,542	$284	$70	$5,896
60%-69.99%	2,904	50	34	2,988
70%-79.99%	546	197	43	786
Greater than 80%	32	38	50	120

Total commercial and agricultural mortgage loans	$9,024	$569	$197	$9,790

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of September 30, 2013.

	September 30, 2013
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2013	$6,233	22.5%	$1,182	12.1%
2012	4,941	17.9	1,815	18.6
2011	4,831	17.5	1,413	14.4
2010	2,910	10.5	1,025	10.5
2009	1,076	3.9	393	4.0
2008	1,873	6.8	746	7.6
2007 & prior	5,780	20.9	3,216	32.8

Total commercial and agricultural mortgage loans	$27,644	100.0%	$9,790	100.0%

Commercial Mortgage and Other Loan Quality

Ongoing review of the portfolio is performed and loans are placed on watch list status based on a predefined set of criteria, where they are assigned to one of the following categories. We place loans on early warning status in cases where, based on our analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, we believe a loss of principal or interest could occur. We classify loans as closely monitored when we determine there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans not in good standing are those loans where we have concluded that there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses, we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial mortgage loans.

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans that are determined to be impaired as a result of our loan review process and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for an impaired loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability, and loss severity factors by property type. These factors are reviewed and updated as appropriate. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $29.667 billion and $26.809 billion as of September 30, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9.835 billion and $9.666 billion as of September 30, 2013 and December 31, 2012, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$186	$58	$250	$60
Addition to/(release of) allowance for losses	1	(8)	(11)	(2)
Charge-offs, net of recoveries	(27)	(3)	(51)	0
Change in foreign exchange	(4)	0	(2)	0

Allowance, end of period	$156	$47	$186	$58

Loan specific reserve	$10	$3	$41	$7
Portfolio reserve	$146	$44	$145	$51

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

Equity Securities—Financial Services Businesses

	September 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$18	$5	$1	$22	$15	$2	$0	$17
Mutual fund common stocks(1)	2,156	511	2	2,665	1,874	516	0	2,390
Other common stocks	2,103	718	22	2,799	2,392	274	42	2,624

Total equity securities(2)	$4,277	$1,234	$25	$5,486	$4,281	$792	$42	$5,031

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	September 30, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$0	$0	$0	$0	$10	$2	$0	$12
Mutual fund common stocks	8	4	0	12	0	0	0	0
Other common stocks	2,397	1,103	16	3,484	2,447	779	13	3,213

Total equity securities	$2,405	$1,107	$16	$3,496	$2,457	$781	$13	$3,225

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

Impairments of equity securities attributable to the Financial Services Businesses were $1 million and $21 million for the three months ended September 30, 2013, and 2012, respectively, and $9 million and $93 million for the nine months ended September 30, 2013, and 2012, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $3 million for the three months ended September 30, 2013, and 2012, respectively, and $2 million and $21 million for the nine months ended September 30, 2013, and 2012, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” as of the dates indicated.

	September 30, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$271	$475	$320	$504
Non-real estate-related	3,868	1,698	3,861	1,538
Real estate held through direct ownership(1)	1,453	0	1,602	0
Other(2)	1,086	(208)	882	(30)

Total other long-term investments	$6,678	$1,965	$6,665	$2,012

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” includes investments held outside the general account and primarily represents investments associated with our asset management and derivative operations. Our derivative operation acts on behalf of affiliates primarily to manage interest rate, foreign currency, credit, and equity exposures. Assets within our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

The following table sets forth the composition of investments held outside the general account, based on the parameters described above, as of the dates indicated.

	September 30, 2013	December 31, 2012
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$262	$272
Private, available-for-sale, at fair value	86	93
Other trading account assets, at fair value(1)	4,762	4,627
Equity securities, available-for-sale, at fair value	2	21
Commercial mortgage and other loans, at book value(2)	198	502
Other long-term investments	1,226	1,351
Short-term investments	262	62

Total investments	$6,798	$6,928

(1)	Primarily related to our derivative operation used to manage interest rate, foreign currency, credit and equity exposures as well as assets associated with consolidated variable interest entities for which the Company is the investment manager. For further information on these consolidated variable interest entities, see Note 5 to the Unaudited Interim Consolidated Financial Statements.
(2)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

	September 30, 2013	December 31, 2012
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$45	$239
Allowance for credit or valuation-related losses	$3	$14
Weighted average loan-to-value ratio(1)	89%	91%
Weighted average debt service coverage ratio(1)	1.41	1.25

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of September 30, 2013, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

Other Long-Term Investments

Other long-term investments include strategic investments made as part of our asset management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our asset management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds. Other long-term investments also include certain assets in consolidated investment funds where the Company is deemed to exercise control over these funds.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources in order to maintain adequate capitalization on a consolidated basis and competitive risk-based capital ratios and solvency margins for our insurance subsidiaries under various stress scenarios.

On September 19, 2013, the Financial Stability Oversight Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) under the Dodd-Frank Act. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity and stress-testing, and may also include additional standards regarding capital, short-term debt limits and other related subjects as appropriate. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “—Executive Summary—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K.

During the nine months ended September 30, 2013, we took the following significant actions that impacted our liquidity and capital position:

•	We repositioned Prudential Financial’s capital structure through a $1.1 billion net reduction in senior notes outstanding and a $0.3 billion net increase in junior subordinated notes outstanding;

•	We repurchased $500 million of shares of our Common Stock and declared aggregate Common Stock dividends of $563 million; and

•	We made an investment in our Individual Life business through our acquisition of the Hartford Life Business.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and outstanding capital debt, including junior subordinated debt, of the Financial Services Businesses. As shown in the table below, as of September 30, 2013 the Financial Services Businesses had $37.2 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2013	December 31, 2012
	(in millions)
Attributed Equity(1)	$26,128	$27,088
Junior subordinated debt (i.e. hybrid securities)	4,884	4,594
Other capital debt	6,170	6,049

Total capital	$37,182	$37,731

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

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

The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of December 31, 2012(1), the most recent statutory fiscal year-end and RBC filing date for these subsidiaries:

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

The table below presents the solvency margins of our most significant international insurance subsidiaries as of March 31, 2013, the most recent statutory fiscal year-end, and June 30, 2013, the most recent solvency margin filing date for these subsidiaries:

	As of June 30, 2013	As of March 31, 2013
Prudential of Japan	728%	749%
Gibraltar Life consolidated(1)	899%	896%

(1)	Reflects the merger of the acquired Star and Edison entities with Gibraltar Life, which became effective January 1, 2012, and includes Prudential Gibraltar, a wholly-owned subsidiary of Gibraltar Life.

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

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under a range of potential stress scenarios.

Captive Reinsurance Companies

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives through net worth maintenance agreements and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial guarantees certain of the captives’ obligations.

Recently, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables us to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we hold on-balance sheet capital and maintain access to committed sources of capital that are available to meet these needs as they arise.

We reinsure 90% of the short-term risks of Prudential Insurance’s Closed Block Business to a captive reinsurance company domiciled in New Jersey. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term statutory surplus volatility within Prudential Insurance resulting from the Closed Block Business, including volatility caused by the impact of any unrealized mark-to-market losses and realized credit losses within the investment portfolio. In October 2011, in connection with the Closed Block reinsurance arrangement, we entered into a $2 billion letter of credit facility with certain financial institutions, pursuant to which the New Jersey captive can obtain a letter of credit during a 3-year availability period to support its funding obligations under the reinsurance arrangement. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under a letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that any draw under a letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions similar to those contained in our credit facilities described in Note 9 to our Unaudited Interim Consolidated Financial Statements.

Shareholder Distributions

In June 2013, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. This authorization supersedes the Board’s previous $1.0 billion repurchase authority that covered the prior twelve-month period. A total of 6.6 million shares of our Common Stock were repurchased under the prior authorization for a total cost of $400 million. The timing and amount of any future share repurchases will be determined by management based on market conditions and other considerations, including increased capital needs of our businesses due to changes in regulatory capital requirements and opportunities for growth and acquisitions. The following table sets forth information about repurchases of shares of Prudential Financial’s Common Stock, as well as declarations of Common Stock dividends during each of the three months ended March 31, June 30 and September 30, 2013:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2013	$0.40	$188	–	$–
June 30, 2013	$0.40	$188	3.9	$250
September 30, 2013	$0.40	$187	3.2	$250

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

As of September 30, 2013, Prudential Financial had cash and short-term investments of $5,671 million, a decrease of $2,892 million from December 31, 2012. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,669 million as of September 30, 2013, a decrease of $758 million from December 31, 2012.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2013
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,695
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,210
Proceeds from the issuance of long-term senior debt	1,050
Net receipts under intercompany loan agreements(2)	727
Proceeds from stock-based compensation and exercise of stock options	371
Interest income from subsidiaries on intercompany agreements, net of interest paid	138
Proceeds from short-term debt, net of repayments	72
Net income tax refunds(3)	329

Total sources	5,592

Uses:
Maturities of long-term senior debt, excluding retail medium-term notes	1,581
Capital contributions to subsidiaries(4)	1,417
Repayments of junior subordinated debt (hybrid securities)	920
Interest paid on external debt	718
Repayment of retail medium-term notes	613
Common Stock dividends(5)	585
Share repurchases(6)	487
Class B Stock dividends	14
Other, net	15

Total uses	6,350

Net decrease in cash and short-term investments	$758

(1)	Includes dividends and/or returns of capital of $1,043 million from international subsidiaries, $381 million from asset management subsidiaries, $184 million from Prudential Annuities Life Assurance Corporation and $87 million from other subsidiaries.
(2)	Includes net repayments of $214 million by asset management subsidiaries, $199 million by Pruco Re, $77 million by the Prudential Real Estate Financial Services of America and $50 million by Pruco Life Insurance Company and net proceeds of $204 million from the issuance of debt to Gibraltar Life, offset by net repayments of $17 million to other subsidiaries.
(3)	Primarily includes tax settlements pursuant to the tax allocation agreement between Prudential Financial and its subsidiaries, net of estimated tax payments to the Internal Revenue Service.
(4)	Includes capital contributions of $712 million to Prudential Insurance, of which $615 million was paid to The Hartford in connection with our acquisition of its life insurance business, $442 million to international subsidiaries, $236 million to Pruco Re, $25 million to asset management subsidiaries and $2 million to other subsidiaries.
(5)	Includes cash payments made on dividends declared in prior periods.
(6)	Excludes $13 million related to trades that settled in October 2013.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our domestic and international insurance companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates. In general, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for details on specific dividend restrictions.

In May 2013, Prudential Insurance paid an ordinary dividend of $232 million to its parent, Prudential Holdings, LLC (“Prudential Holdings”), which amount remained at Prudential Holdings. In June 2013, Prudential Insurance paid an ordinary dividend in the form of real property, with a value of $42 million, which was ultimately contributed to a subsidiary of Prudential Financial related to the development of a new office building located in Newark, New Jersey.

In September of 2013, The Prudential Life Insurance Company Ltd., or POJ, paid a dividend of ¥25.0 billion, or approximately $255 million, to its parent, Prudential Holdings of Japan. In April 2013, Gibraltar Life repaid subordinated debt of ¥6.7 billion or approximately $68 million, and paid a dividend of ¥16.9 billion, or approximately $170 million, on its preferred stock in August 2013, in each case to its parent, Prudential Holdings of Japan. Additionally, in June 2013, Prudential of Korea paid a dividend of (Won)40.0 billion or approximately $31 million to its parent, Prudential International Insurance Holdings Ltd. Approximately $490 million of these distributions was ultimately sent to Prudential Financial.

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

	September 30, 2013
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$6.4	$1.2	$0.6	$8.2	$7.4
Fixed maturity investments:
High or highest quality	123.5	18.9	9.1	151.5	158.6
Other than high or highest quality	8.6	1.5	0.6	10.7	10.0

Subtotal	132.1	20.4	9.7	162.2	168.6
Public equity securities	3.8	0.0	0.0	3.8	3.6

Total	$142.3	$21.6	$10.3	$174.2	$179.6

(1)	Includes PALAC and Pruco Life insurance companies.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	September 30, 2013
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$1.0	$3.8	$0.3	$5.1	$5.2
Fixed maturity investments:
High or highest quality(3)	27.6	84.2	11.9	123.7	134.9
Other than high or highest quality	0.4	2.3	0.1	2.8	2.5

Subtotal	28.0	86.5	12.0	126.5	137.4
Public equity securities	1.6	2.2	0.4	4.2	3.8

Total(4)	$30.6	$92.5	$12.7	$135.8	$146.4

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $123.7 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of September 30, 2013, $86.4 billion, or 70%, were invested in government or government agency bonds.
(4)	The decline in liquid assets from December 31, 2012 was driven by depreciation of the yen relative to the U.S. dollar, partly offset by business growth.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As discussed in “Captive Reinsurance Companies” above, we reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to Pruco Re. This enables us to execute our living benefit hedging program primarily within a single legal entity. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to sufficient liquidity to support these hedging activities, including meeting payments for periodic settlements, purchases, maturities, terminations and breakage. The liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and affiliates.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013 are required to be cleared under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of September 30, 2013 and December 31, 2012, the living benefit hedging derivatives were in a net receive position of $1.1 billion and $4.4 billion, respectively, for which collateral of $0.7 billion and $4.4 billion, respectively, was posted by external counterparties. The decline in the collateral position was primarily driven by rising interest rates and equity market appreciation.

Additionally, for certain of our domestic insurance companies to claim statutory reinsurance reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligations under the reinsurance arrangement. Effective August 31, 2013, Prudential Annuities Life Assurance Corporation (“PALAC”) re-domesticated from

Connecticut to Arizona, and, as a result, PALAC is able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. Pruco Life Insurance Company, our other Arizona-domiciled insurance subsidiary, is also able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. However, for business ceded to Pruco Re by Pruco Life Insurance Company of New Jersey (“PLNJ”), Pruco Re must continue to collateralize its obligations. We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be maintained in the statutory reserve credit trusts can move materially in either direction due to changes in equity markets, interest rates, actuarial assumptions and other factors. As of September 30, 2013, for the applicable domestic insurance entities, the statutory reserve credit trusts required collateral of $19 million, a decrease of $2.2 billion from December 31, 2012, primarily driven by the re-domestication of PALAC discussed above.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the Japanese yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. For further information on our hedging strategies, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” Our hedging strategies, which include both internal and external hedging programs, may impact the liquidity of both Prudential Financial and our international insurance subsidiaries.

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge changes in market value of U.S. dollar-denominated investments held on the books of these yen-based entities attributable to changes in the yen-dollar exchange rate. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity. Absent an internal hedge, changes in market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2013, Prudential Financial received $735 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of September 30, 2013, the market value of the internal hedges was an asset of $322 million due from the yen-based subsidiaries. Significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge a portion of our prospective non-U.S. dollar denominated earnings streams and, to a lesser extent, our U.S. dollar-equivalent equity. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2013, the Company received $10 million for these external hedge settlements. As of September 30, 2013, the net asset related to these external foreign currency hedges was $575 million. A significant depreciation in the yen and other foreign currencies could result in net cash inflows to the Company while a significant appreciation in the yen and other foreign currencies could result in net cash outflows from the Company.

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

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of September 30, 2013, Prudential Insurance had an estimated maximum borrowing capacity of $6.7 billion, of which $2.3 billion was outstanding. PRIAC had an estimated maximum borrowing capacity of $2.2 billion with no advances outstanding. As of September 30, 2013, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $3.0 billion and $1.6 billion, respectively.

•

Commercial paper programs maintained at Prudential Financial and Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $185 million and $804 million, respectively, were outstanding as of September 30, 2013.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2 billion facility expiring in December 2016 that has Prudential Financial as borrower and a $1.75 billion facility expiring in December 2014 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of September 30, 2013, or as of the date of this filing.

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

	September 30, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$3,530	$3,628	$7,158	$3,436	$2,382	$5,818
Cash collateral for loaned securities	4,988	967	5,955	2,864	1,077	3,941
Securities sold but not yet purchased	25	0	25	0	0	0

Total(1)	$8,543	$4,595	$13,138	$6,300	$3,459	$9,759

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$7,060	$1,938	$8,998	$4,536	$1,566	$6,102
Weighted average maturity, in days(2)	28	49		25	67

(1)	The daily weighted average outstanding for the three and nine months ended September 30, 2013 was $8,583 million and $7,491 million for the Financial Services Businesses and $4,472 million and $4,118 for the Closed Block Business, respectively.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $3.4 billion, as recent growth in our portfolio of invested assets was utilized to take advantage of attractive financing and investment opportunities.

As of September 30, 2013, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $78.3 billion, of which $10 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2013, we believe approximately $21.6 billion of the remaining eligible assets are readily lendable, of which approximately $15.8 billion relates to the Financial Services Businesses; however, these amounts are subject to potential regulatory constraints and to changes in market conditions.

In addition, as of September 30, 2013, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $652 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of September 30, 2013, total short- and long-term debt of the Company on a consolidated basis was $26.8 billion, a decrease of $0.5 billion from December 31, 2012. The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	September 30, 2013			December 31, 2012
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$185	$804	$989	$113	$359	$472
Current portion of long-term debt and other(1)(2)	1,519	535	2,054	1,734	203	1,937

Subtotal	1,704	1,339	3,043	1,847	562	2,409

General obligation long-term debt:
Senior debt(2)(3)	11,475	1,467	12,942	12,404	1,916	14,320
Junior subordinated debt	4,884	0	4,884	4,594	0	4,594
Surplus notes(4)	0	4,141	4,141	0	4,140	4,140

Subtotal	16,359	5,608	21,967	16,998	6,056	23,054

Total general obligations	18,063	6,947	25,010	18,845	6,618	25,463

Limited recourse borrowing(5):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,675	1,675	0	1,675	1,675

Total limited recourse borrowings	0	1,750	1,750	0	1,750	1,750

Total borrowings	$18,063	$8,697	$26,760	$18,845	$8,368	$27,213

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at both September 30, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(2)	Does not include $2,057 million and $1,780 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2013 and December 31, 2012, respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both September 30, 2013 and December 31, 2012. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 5 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K.
(3)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both September 30, 2013 and December 31, 2012. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(4)	Amounts are net of assets under set-off arrangements of $1,250 million and $1,000 million, as of September 30, 2013 and December 31, 2012, respectively.
(5)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2012 Annual Report on Form 10-K for additional information.

As of September 30, 2013 and December 31, 2012, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Prudential Financial borrowings of $18.1 billion decreased $0.8 billion from December 31, 2012, driven by $1.6 billion of maturities of medium-term notes, the redemption of all of our $920 million 9.0% Junior Subordinated Notes due 2068 and the repayment of $613 million aggregate principal amount of retail notes, partially offset by the issuance of $1.2 billion of junior subordinated notes and the issuance of $1.1 billion of medium-term notes. As of September 30, 2013, $294 million of retail notes remained outstanding with no option to redeem at par.

Subsidiary borrowings of $8.7 billion increased $0.3 billion from December 31, 2012, due primarily to an increase in commercial paper issued by Prudential Funding, LLC.

As we continue to underwrite term and universal life insurance business, including through the recently-acquired Hartford Life Business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Regulation XXX into 2014. Based on an increased level of guaranteed universal life policies in force, we are pursuing a solution to address Guideline AXXX financing needs through 2014.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2013 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $23 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $9 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product. There have been no material changes in our market risk exposures from December 31, 2012, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2012, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of how difficult conditions in the financial markets and the economy in general may materially adversely affect our business and results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, the Company confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits and other related subjects as appropriate. The Company must also seek pre-approval from the Federal Reserve for acquisition of certain companies engaged in financial activities.

The risk factor titled “Foreign governmental actions could subject us to additional regulation” is hereby updated to note that in October 2013, the International Association of Insurance Supervisors (the “IAIS”) announced that it expects to develop a risk-based global insurance capital standard applicable to internationally active insurance groups (“IAIGs”) by 2016, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013, several of the Company’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

The risk factor titled “Our businesses are heavily regulated and changes in regulation may reduce our profitability” is hereby updated to note that the IAIS is developing a model framework (“ComFrame”) for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. ComFrame requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. Also, the National Association of Insurance Commissioners (“NAIC”) has recently adopted the NAIC Risk Management and ORSA model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

In addition, the NAIC, the New York State Department of Financial Services and other regulators recently increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Regulatory Developments.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2013, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
July 1, 2013 through July 31, 2013	1,081,032	$77.36	1,077,109
August 1, 2013 through August 31, 2013	1,055,761	$79.03	1,054,480
September 1, 2013 through September 30, 2013	1,056,853	$79.01	1,054,907

Total	3,193,646	$78.46	3,186,496	$750,012,165

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2013, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period starting July 1, 2013 through June 30, 2014.

ITEM 6.	EXHIBITS

12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certification of the Chief Executive Officer.
32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: November 7, 2013

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